Form 10-K
period 2005-12-31
Endeavor Acquisition Corp.
filed 2006-03-31
CIK 1336545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period July 22, 2005 (inception) to December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32697

ENDEAVOR ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	20-3200601
(State of Incorporation)	( I.R.S. Employer I.D. Number)

180 Madison Avenue, Suite 2305, New York, New York	10016
(Address of principal executive offices)	(zip code)

(212) 683-5350

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period July 22, 2005 (inception) to December 31, 2005 was $0.

As of March 28, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $121,205,588.

As of March 29, 2006, there were 19,910,745 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus filed on December 16, 2005 pursuant to Rule 424(b)(3) (SEC File No. 333-128440) is incorporated into certain portions of Parts I, II and III as disclosed herein.

PART I

ITEM 1. BUSINESS

Endeavor Acquisition Corp. is a blank check company formed on July 22, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company’s efforts in identifying a prospective target business will not be limited to a particular industry although it intends to initially focus on businesses in the business services, marketing services, consumer services, health care services and distribution services segments.

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,960. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $122,346,980, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,316,746 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $147,525 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $112,308,199 held in the trust fund.

For further details regarding our business, see the section entitled “Proposed Business” contained in our prospectus dated December 15, 2005 incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section entitled “Risk Factors” contained in our prospectus dated December 15, 2005 incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our executive offices at 180 Madison Avenue, Suite 2305, New York, New York pursuant to an agreement with Ironbound Partners Fund LLC (“Ironbound Partners”), an affiliate of Jonathan J. Ledecky, our president, secretary and a member of our board of directors. We pay Ironbound Partners a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Ironbound Partners is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the American Stock Exchange under the symbols EDA.U, EDA and EDA.W, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 16, 2005, and since the common stock and warrants commenced public trading on March 6, 2006.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter*	9.00	7.91	7.65	7.25	1.60	0.90
2005:
Fourth Quarter	8.10	7.98	—	—	—	—

*	Through March 28, 2006

Holders

As of March 29, 2006, there was one holder of record of our units, eight holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Tower Trust	3,045,000
Jonathan J. Ledecky	3,045,000
Jay H. Nussbaum	40,000
Kerry Kennedy	40,000
Robert B. Hersov	40,000
Edward J. Mathias	40,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.004 per share. In November 2005, each of Mr. Ledecky and Tower Trust transferred 20,000 shares of common stock to Richard Y. Roberts, a director of ours, for $0.004 per share (for an aggregate purchase price of $160). Additionally, in November 2005, Mr. Ledecky and Tower Trust contributed to us a total of 2,500,000 shares of common stock, effectively increasing the average purchase price to $0.0067 per share.

Initial Public Offering

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,960. Ladenburg Thalmann & Co. Inc. acted as lead manager for the initial public offering and Broadband Capital Management LLC acted as co-manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128440). The Securities and Exchange Commission declared the registration statement effective on December 21, 2005.

We paid a total of $6,205,726 in underwriting discounts and commissions and $733,254 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,346,980, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,316,746 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $118,199 in interest through December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

For relevant financial data information, see the section entitled “Summary Financial Data” contained in our prospectus dated December 15, 2005 incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on July 22, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on December 21, 2005. All activity from July 22, 2005 through December 21, 2005 related to our formation and our initial public offering. Since December 21, 2005, we have been searching for prospective target businesses to acquire.

We had a net income of $54,315 for the fiscal period July 22, 2005 (inception) to December 31, 2005.

In connection with our initial public offering, we issued an option, for $100, to Ladenburg Thalmann to purchase 350,000 units at an exercise price of $10.00 per unit, with each unit consisting of one share of common stock and one warrant. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $703,500 ($2.01 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to Ladenburg Thalmann was estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

For further details regarding our plan of operations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated December 15, 2005 incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	46	Chairman of the Board and Treasurer

Jonathan J. Ledecky	47	President, Secretary and Director

Jay H. Nussbaum	61	Director

Kerry Kennedy	46	Director

Robert B. Hersov	45	Director

Edward J. Mathias	63	Director

Richard Y. Roberts	54	Director

Eric J. Watson has been our chairman of the board and treasurer since our inception. Mr. Watson has been the chairman of and controls Cullen Investments Limited, a private investment company which he founded in January 1995. Cullen Investments Limited now has interests in approximately 20 companies in various industries including retail, manufacturing, consumer finance, healthcare and real estate. Cullen Investments’ holds an 81% ownership interest in PRG Group, a publicly listed company in New Zealand that operates several consumer focused companies, including Powerhouse, a significant specialty appliance retail chain in the United Kingdom, and Bendon, an international manufacturer and retailer of women’s lingerie. Another major investment of Mr. Watson’s is control of 50% of the Hanover Group, one of the largest privately owned financial service firms in New Zealand. Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest shareholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. In October 2001, the SEC issued a cease and desist order against Mr. Watson in connection with certain purchases and sales made by Mr. Watson of shares of McCollam Printers, Ltd., a company U.S. Office Products was seeking to acquire while Mr. Watson was executive chairman of Blue Star Group and acting as chief negotiator for U.S. Office Products. The SEC found Mr. Watson had violated Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder with respect to such purchases and sales by not disclosing his ownership of such shares to U.S. Office Products. Mr. Watson consented to the SEC’s order without admitting or denying the findings. Specifically, the SEC found that, before the negotiations began in November 1996, Mr. Watson personally owned McCollam Printers shares but did not disclose this to U.S. Office Products. The SEC also found that, during the course of the negotiations, Mr. Watson continued to acquire McCollam Printers shares without informing U.S. Office Products. According to the SEC’s order, in May 1997, Blue Star publicly announced its offer to purchase McCollam Printers in a public tender offer and, after the offer was made, Mr. Watson sold his shares without disclosing the sales to U.S. Office Products. The SEC found that the sale of shares by Mr. Watson resulted in profits of more than NZ$530,000. Mr. Watson subsequently voluntarily established a fund to return profits from the McCollam Printers trading, and all of the unclaimed surplus from the fund was distributed to charity. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia. Mr. Watson received a diploma of general management from Auckland University.

Jonathan J. Ledecky has been our president, secretary and a member of our board of directors since our inception. Since June 1999, Mr. Ledecky has served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston. Since March 1999, Mr. Ledecky has also served as chairman of Ironbound Partners Fund LLC, a private investment management fund. In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to shareholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a NASDAQ National Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other companies in director positions. Two of these companies, U.S.A. Floral Products Inc. (United States Bankruptcy Court for the District of Delaware; filed 4/2/01 and emerged 7/18/02) and UniCapital Corporation (United States Bankruptcy Court for the Southern District of New York; filed 12/11/00 and emerged 1/31/02) filed for voluntary bankruptcy in the last five years. Mr. Ledecky was a director of U.S.A. Floral Products from April 1997 to March 2000 and of UniCapital from October 1997 to October 2000. In addition, after resigning from his position as a director and executive officer with U.S. Office Products, it filed for bankruptcy protection (United States Bankruptcy Court for the District of Delaware; filed 3/5/01 and emerged 12/28/01). In no case was Mr. Ledecky an executive officer of these companies during the two years preceding the bankruptcy filings. Mr. Ledecky was a trustee of George Washington University and served as commissioner on the National Commission on Entrepreneurship. He is also director of the Washington Educational Television Association. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University and a M.B.A from Harvard Business School.

Jay H. Nussbaum has been a member of our board of directors since our inception. Since May 2004, Mr. Nussbaum has served as the global head of sales, marketing and business development for Citigroup® Global Transaction Services, a division of Citigroup which handles cash management, trade, securities services and fund services. From January 2002 to April 2004, Mr. Nussbaum was affiliated with BearingPoint, Inc. (formerly KPMG Consulting), a consulting company, where he served most recently as head of worldwide sales. From 1991 to January 2002, Mr. Nussbaum was affiliated with Oracle Corporation, a Nasdaq National Market listed enterprise software company, where he most recently served as executive vice president. Prior to joining Oracle Corporation, Mr. Nussbaum was affiliated with Xerox Corporation for 24 years where he most recently served as president of integrated systems operations. Mr. Nussbaum received a B.A. from the University of Maryland.

Kerry Kennedy has been a member of our board of directors since our inception. In April 1988, she established the Robert F. Kennedy Memorial Center for Human Rights and acted as its executive director until January 1995 working on diverse human rights issues. Ms. Kennedy has been the Chair of the Amnesty International Leadership Council since January 1996, and as a judge for the Reebok Human Rights Award since January 1990. She serves on the board of directors of the International Center for Ethics and Justice and Public Life at Brandeis University. Ms. Kennedy received a B.A. from Brown University and an LLM from Boston College Law School.

Robert B. Hersov has been a member of our board of directors since our inception. Since January 2004, Mr. Hersov has been the vice chairman of NetJets Europe Ltd., a subsidiary of NetJets, Inc., a private aviation and fractional jet ownership company which was acquired by Berkshire Hathaway Inc. in 1998. Mr. Hersov founded and, from December 2002 to April 2004, served as the chief executive officer of Marquis Jet Europe, a private aviation company which was acquired by NetJets, Inc. in 2004. Mr. Hersov also founded and, from October 1998 to December 2002, served as the chairman of Sportal Ltd., a company that operates an Internet site that offers sports-related games and videos. From October 1996 to September 1998, he served as the executive director of Enic plc, a holding company listed on the London Stock Exchange that invests primarily in the sports and media sectors. From September 1995 to September 1997, Mr. Hersov was the chief executive officer of Telepiu PayTV in Milan, Italy, a pay TV and digital satellite company. From March 1993 to August 1995, Mr. Hersov served as an executive director of Richemont, a tobacco, luxury and media conglomerate listed on the SWX Swiss Exchange. Since June 2005, Mr. Hersov has been a member of the board of directors of Shine Media Acquisition Corp., a blank check company that was formed to acquire a direct or indirect interest in an operating business in the media and advertising industry in the People’s Republic of China. Mr. Hersov has also been the non-executive chairman of the board of Exclusive Resorts Europe, a company that owns and operates luxury villa residences, since April 2004. Mr. Hersov received a B.B.S. from the University of Cape Town and a M.B.A. from the Harvard Business School.

Edward J. Mathias has been a member of our board of directors since our inception. Mr. Mathias has been managing director of The Carlyle Group, a global private equity firm headquartered in Washington, D.C., since January 1994. He was involved in the founding of The Carlyle Group and assisted in raising the firm’s initial capital. Focusing primarily on venture capital activities, he serves as a member of the Investment Committees for Carlyle Venture Partners, Carlyle Europe Technology Partners, Carlyle Asia Venture Partners, and Carlyle Mexico Partners. Mr. Mathias served as a member of the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization, from 1971 to December 1993. He has served as a director of Aether Systems, Inc., a Nasdaq National Market listed company, since June 2002. Mr. Mathias currently serves on the Board of Trustees of the University of Pennsylvania is also a member of the Penn Investment Board that oversees the University’s endowment. In addition to other activities, he is a member of the Howard Hughes Medical Institute investment advisory committee, the Council on Foreign Relations and the Trustees’ Council of the National Gallery of Art where he co-chairs The President’s Circle. Mr. Mathias received a B.A. from the University of Pennsylvania and an M.B.A. from Harvard Business School.

Richard Y. Roberts has been a member of our board of directors since December 2005. Mr. Roberts has been a partner with Thelen Reid & Priest LLP, a national law firm, since January 1997. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange

Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Since September 2005, Mr. Roberts has served as a member of the board of directors of Nyfix, Inc., a Nasdaq National Market listed provider of industry interconnectivity networks, electronic trade communication technologies, trading workstations and middle-office trade automation technologies. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the National Association of Securities Dealers, Inc., the Market Regulation Advisory Board of the NASD and a member of the Legal Advisory Board of the NASD. Mr. Roberts received a B.S. from Auburn University, a J.D. from the University of Alabama School of Law and a Master of Laws from the George Washington University Law Center.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias and Richard Y. Roberts are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

Effective December 21, 2005, we established an audit committee of the board of directors, which consists of Edward J. Mathias, as chairman, Jay H. Nussbaum and Richard Y. Roberts, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions including analyzing the shareholder base of each target business so as to ensure that we do not consummate a business combination with an entity that is affiliated with our management;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting,

requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward J. Mathias satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective December 2005, we established a nominating committee of the board of directors, which consists of Kerry Kennedy, as chairman, and Robert B. Hersov, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Endeavor Acquisition Corp., 180 Madison Avenue, Suite 2305, New York, New York 10016.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on December 15, 2005 through the acquisition of a target business, we will pay Ironbound Partners, an affiliate of Jonathan J. Ledecky, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Ledecky compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan J. Ledecky	1,775,000		8.9%
Eric J. Watson	1,775,000	(2)	8.9%
Jay H. Nussbaum(3)	40,000		*
Kerry Kennedy(4)	40,000		*
Robert B. Hersov(5)	40,000		*
Edward J. Mathias(6)	40,000		*
Richard Y. Roberts(7)	40,000		*
T. Rowe Price Associates, Inc.(8)	1,562,500	(9)	7.8%
Satellite Fund Management LLC(10)	1,250,000	(11)	6.7%
Fir Tree, Inc.(12)	1,040,100	(13)	5.2%
All directors and executive officers as a group (seven individuals)	3,750,000		18.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 180 Madison Avenue, Suite 2305, New York, New York 10016.
(2)	These shares are held by Tower Trust, a trust established for the benefit of Mr. Watson and his family.
(3)	Mr. Nussbaum’s business address is c/o Citigroup, 388 Greenwich Street, New York, New York 10013.
(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.
(5)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(6)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(7)	Mr. Roberts’ business address is Thelen Reid & Priest LLP, 701 Eighth Street, N.W., Washington, D.C. 20001.
(8)	The business address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.
(9)	Represents shares of common stock held by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The foregoing information was derived from a Schedule 13G filed with the SEC on January 10, 2006.
(10)	The business address of Satellite Fund Management LLC is 623 Fifth Avenue, 19th Floor, New York, New York 10022.
(11)	Represents shares of common stock held by (i) Satellite I, Satellite II, Satellite IV over which Satellite Advisors, L.L.C. has discretionary trading authority, as general partner, and (ii) Satellite Overseas, Apogee, Satellite Overseas V, Satellite Overseas VI, Satellite Overseas VIII, Satellite Overseas IX and SSFP over which Satellite Asset Management has discretionary investment trading authority. The general partner of Satellite Asset Management is Satellite Fund Management. Satellite Fund Management and Satellite Advisors each share the same four members that make investment decisions on behalf of the Satellite Funds and investment decisions made by such members, when necessary, are made through approval of a majority of such members. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2006.
(12)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(13)	Represents (i) 760,987 shares of common stock held by Sapling, LLC and (ii) 279,113 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on March 17, 2006.

All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	December 15, 2008;

•	our common stock having a last sales price equal to or exceeding $15.00 per share for any 20 trading days within any 30-trading day period following our successful consummation of a business combination; and

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering.

Jonathan J. Ledecky and Eric J. Watson may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a complete discussion regarding certain relationships and related transactions, see the section entitled “Certain Transactions” contained in our prospectus dated December 15, 2005 incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum & Kliegman LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, fees for our independent registered public accounting firm are $70,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 and the audit of our December 31, 2005 Annual Report on Form 10-K.

Audit-Related Fees

During 2005, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until December 2005, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to Ladenburg Thalmann & Co. Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Jonathan J. Ledecky. (1)

10.2	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Eric J. Watson. (1)

10.3	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Jay H. Nussbaum. (1)

10.4	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Kerry Kennedy. (1)

10.5	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Robert Hersov. (1)

10.6	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Edward J. Mathias. (1)

10.7	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Tower Trust. (1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.10	Form of Letter Agreement between Ironbound Partners and Registrant regarding administrative support. (1)

10.11	Form of Promissory Note, dated July 28, 2005, issued to Jonathan J. Ledecky and Eric J. Watson. (1)

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.13	Form of Warrant Purchase Agreements among Ladenburg Thalmann & Co. Inc. and each of Jonathan J. Ledecky and Eric J. Watson. (1)

10.14	Letter Agreement among the Registrant and the Initial Stockholders. (1)

10.15	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Richard Y. Roberts. (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-128440).

Endeavor Acquisition Corp.

(a development stage enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Endeavor Acquisition Corp.

We have audited the accompanying balance sheet of Endeavor Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the period July 22, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Acquisition Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period July 22, 2005 (inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP Marcum & Kliegman LLP
Melville, New York

March 24, 2006

Endeavor Acquisition Corp.

(a development stage enterprise)

Balance Sheet

December 31, 2005
Assets
Current assets:
Cash	$1,144,634
Cash held in Trust Fund	112,308,199
Prepaid expenses	187,457

Total current assets	$113,640,290

Liabilities and Stockholders’ Equity
Current liabilities - accrued expenses	$64,641

Common stock, subject to possible conversion, 2,999,999 shares at conversion value	22,460,921

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value; authorized 75,000,000 shares; issued and outstanding 18,750,000 shares (less 2,999,999 subject to possible conversion) and 3,750,000, respectively	1,575
Additional paid-in capital	91,058,838
Earnings accumulated during development stage	54,315

Total stockholders’ equity	91,114,728

Total liabilities and stockholders’ equity	$113,640,290

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Statement of Operations

From July 22, 2005 (inception) to December 31, 2005
Revenue	$—
General, selling and administrative expenses	14,755

Operating loss	(14,755)
Interest income	118,199

Income before income tax expense	103,444
Provision for income tax	49,129

Net income	$54,315

Accretion of Trust Fund relating to Common Stock subject to possible conversion	(23,628)

Net income attributable to other common stockholders	30,687

Weighted average shares outstanding	4,670,245

Basic and diluted net income per share	$0.01

The accompanying notes are an integral part of these financial statements..

Endeavor Acquisition Corp.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

From July 22, 2005 (inception) to December 31, 2005

	Common Stock		Additional paid-in capital	Earnings accumulated during the development stage	Total Stockholders’ Equity
	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000
Sale of 15,000,000 units, net of underwriters’discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234
Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to Common Stock
Subject to possible conversion	—	—	(23,628)	—	(23,628)
Net income for the period	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	$1,575	$91,058,838	$54,315	$91,114,728

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Statement of Cash Flows

From July 22, 2005 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net income	$54,315
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(187,457)
Accrued expenses	64,641

Net cash used in operating activities	(68,501)

Cash Flows from Investing Activities
Cash held in Trust Fund	(112,308,199)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	120,000,000
Proceeds from sale of stock to initial stockholders	25,000
Proceeds from issuance of option	100
Payments of deferred offering costs	(6,503,766)

Net cash provided by financing activities	113,521,334

Net increase in cash	1,144,634
Cash at beginning of the period	—

Cash at end of the period	$1,144,634

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

1. Organization, Business Operations and Significant Accounting Policies

Endeavor Acquisition Corp. (the “Company”) was incorporated in Delaware on July 22, 2005 as a blank check company, whose objective is to acquire an operating business.

All activity from July 22, 2005 (inception) through December 21, 2005 relates to the Company’s formation and initial public offering described below. Activity from December 22, 2005 to December 31, 2005 relates to general and administrative expenses incurred in connection with the search for a target business. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 15, 2005. The Company consummated the Offering on December 21, 2005 and received net proceeds of $113,496,234 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $112,190,000 of the net proceeds was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of December 31, 2005, the balance in the Trust Account was $112,308,199, which includes $118,199 of interest earned. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) amounting to $22,460,921 has been classified as common stock subject to possible conversion in the accompanying December 31, 2005 balance sheet.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the warrants contained in the units sold (Note 2).

Cash

At December 31, 2005, the Company did not have any cash equivalents. The Company has cash balances in banks in excess of the maximum amounts insured by the FDIC.

Investments Held in Trust Account

The Company carries its investments in tax free money market funds.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred taxes as they were deemed immaterial. The provision for state and local taxes amounted to $49,129 and is included in the accompanying statement of operations.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income after accretion attributable to common stockholders by the weighted-average number of shares of common stock and warrants outstanding during the period. The conversion of the outstanding Warrants is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2. Initial Public Offering

On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

issued an option, for $100, to Ladenburg Thalmann & Co. Inc., the representative of the underwriters in the Offering (“Representative”), to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

3. Notes Payable, Stockholders

In July 2005, the Company issued an aggregate of $225,000 unsecured promissory notes to its executive officers. The notes were non interest-bearing and were paid in full upon the consummation of the Offering from the net proceeds of the Offering.

4. Commitment

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on December 15, 2005, the effective date of the Offering. The statement of operations for the period ended December 31, 2005 includes $2,500 related to this agreement.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their rights to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s executive officers have agreed with the Representative that after consummation of the Offering and during the period beginning once separate trading of the Warrants has commenced and ending on December 31, 2006, they or certain of their affiliates or designees will collectively purchase up to 15,000,000 Warrants in the open market. The executive officers have committed to place limit orders on these Warrants at a price of $0.80 per Warrant for the first three month period after separate trading of the Warrants commences, at a price of $0.90 per Warrant during the second three month period after separate trading of the Warrants commences and at a price of $1.00 per Warrant thereafter until December 31, 2006.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement dated December 15, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

5. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock

Effective November 21, 2005, two of the Initial Stockholders contributed an aggregate of 2,500,000 shares of common stock, at no cost, to the Company. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

At December 31, 2005, 15,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ unit purchase option.

7. Subsequent Event

On January 4, 2006 the underwriters informed the Company of their desire to exercise the over-allotment option to the extent of 1,160,745 option units. Gross proceeds amounted to $9,285,960. Underwriting discount amounted to $445,762, yielding net proceeds to the Company of $8,840,234 which was deposited in the Trust Account.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2006.

ENDEAVOR ACQUISITION CORP.

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President and Secretary
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric J. Watson Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	March 31, 2006

/s/ Jay H. Nussbaum Jay H. Nussbaum	Director	March 31, 2006

/s/ Kerry Kennedy Kerry Kennedy	Director	March 31, 2006

/s/ Robert B. Hersov Robert B. Hersov	Director	March 31, 2006

/s/ Edward J. Mathias Edward J. Mathias	Director	March 31, 2006

/s/ Richard Y. Roberts Richard Y. Roberts	Director	March 31, 2006