Form 10-Q
period 2006-03-31
Endeavor Acquisition Corp.
filed 2006-05-15
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-32697

Endeavor Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-3200601
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Madison Avenue, Suite 2305, New York, New York 10016

(Address of Principal Executive Office)

(212) 683-5350

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 8, 2006, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$1,026,624	$1,144,634
Cash held in Trust Fund	122,003,391	112,308,199
Prepaid expenses and other current assets	142,957	187,457

Total assets	$123,172,972	$113,640,290

Liabilities and Stockholders’ Equity
Current liabilities – Accrued expenses	$243,609	$64,641

Common stock, subject to possible conversion, 3,232,032 shares at conversion value	24,398,890	22,460,921

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,032 subject to possible conversion)	1,668	1,575
Additional paid-in capital	97,960,909	91,058,838
Earnings accumulated during development stage	567,896	54,315

Total stockholders’ equity	98,530,473	91,114,728

Total liabilities and stockholders’ equity	$123,172,972	$113,640,290

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2006

And the Period July 22, 2005 (inception) to March 31, 2006

	For the three months ended March 31, 2006	For the period July 22, 2005 (inception) to March 31, 2006
Revenue	$—	$—
General, selling and administrative expenses	222,427	237,181

Operating loss	(222,427)	(237,181)
Dividend income	854,959	973,157

Income before income tax expense	632,532	735,976
Provision for income tax	118,951	168,080

Net income	513,581	567,896
Accretion of Trust Fund relating to common stock subject to possible conversion	(170,906)	(194,534)

Net income attributable to common stockholders	$342,675	$373,362

Weighted average shares outstanding	19,846,259	10,093,902

Basic and diluted income per share	0.02	0.04

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period July 22, 2005 (inception) to March 31, 2006

			Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Common Stock
	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses of $6,503,766 (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234
Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(23,628)	—	(23,628)
Net income from July 22, 2005 (inception) to December 31, 2005	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	1,575	91,058,838	54,315	91,114,728
Sale of 1,160,745 units, net of underwriters’ discount and offering expenses of $445,726 (includes 232,033 shares subject to possible conversion)	1,160,745	116	8,840,117	—	8,840,233
Proceeds subject to possible conversion of 232,033 shares	—	(23)	(1,767,140)	—	(1,767,163)
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(170,906)	—	(170,906)
Net income for the three months ended March 31, 2006	—	—	—	513,581	513,581

Balance, March 31, 2006	19,910,745	$1,668	$97,960,909	$567,896	$98,530,473

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Period July 22, 2005 (inception) to March 31, 2006

	For the Three Months Ended March 31, 2006	For the period July 22, 2005 (inception) to March 31, 2006
Cash Flows from Operating Activities
Net income	$513,581	$567,896
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44,500	(142,957)
Accrued expenses	178,967	243,608

Net cash provided by operating activities	737,048	668,547

Cash Flows from Investing Activities
Cash held in Trust Fund	(9,695,192)	(122,003,391)

Cash Flows from Financing Activities
Proceeds from sale of stock to initial stockholders	—	25,000
Gross proceeds from initial public offering	—	120,000,000
Gross proceeds from overallotment option	9,285,860	9,285,860
Proceeds from issuance of option	—	100
Payment of offering costs	(445,726)	(6,949,492)

Net cash provided by financing activities	8,840,134	122,361,468

Net (decrease) increase in cash	(118,010)	1,026,624
Cash at beginning of the period	1,144,634	—

Cash at end of the period	$1,026,624	$1,026,624

The accompanying notes are an integral part of these condensed financial statements.

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO MARCH 31, 2006

1.	Interim Financial Information

These unaudited condensed financial statements as of March 31, 2006 and for the period July 22, 2005 (inception) to March 31, 2006 and for the quarter ended March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Endeavor Acquisition Corp.’s (the “Company”) Form 10-K for the fiscal year ended December 31, 2005, filed on March 31, 2006. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

2.	Organization and Business Operations

The Company was incorporated in Delaware on July 22, 2005 as a blank check company whose objective is to acquire an operating business.

All activity from July 22, 2005 through December 21, 2005 related to the Company’s formation and initial public offering as described below. Since December 22, 2005, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of March 31, 2006, the balance in the Trust Account was $122,003,391, which includes $973,157 of interest earned. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment

Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (and the related accrued dividend income amounting to $194,534) (19.99% of the amount held in the Trust Account) amounting to $24,398,890 has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 unaudited condensed balance sheet.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

3.	Commitment and Contingencies

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on December 15, 2005, the effective date of the Offering. The statement of operations for the quarter ended March 31, 2006 includes $22,500 related to this agreement, whereas for July 22, 2005 (inception) to March 31, 2006, the statement of operations includes $25,000 related to this agreement.

Pursuant to letter agreements with the Company and Ladenburg Thalmann & Co. Inc., the representative of the underwriters in the Offering (“Representative”), the Initial Stockholders have waived their rights to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

4.	Initial Public Offering	On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Company sold an additional 1,160,745 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock

Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on July 22, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2006, we had a net income of $513,581 consisting of $854,959 of dividend income on the trust fund offset by $222,427 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering on December 21, 2005. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $129,285,860. We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,368, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,306,134 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 21, 2007, assuming that a business combination is not consummated during that time. From December 21, 2005 through December 21,

2007, we anticipate incurring approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 of expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Ironbound Partners ($7,500 per month for 24 months), $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $525,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Commencing on December 15, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Ironbound Partners Fund LLC, an affiliate of Jonathan J. Ledecky, our president and secretary, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in July 2005, Jonathan J. Ledecky and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $225,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,860. Ladenburg Thalmann & Co. Inc. acted as lead manager for the initial public offering and Broadband Capital Management LLC acted as co-manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128440). The Securities and Exchange Commission declared the registration statement effective on December 21, 2005.

We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,368, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,306,134 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by President

31.2 – Section 302 Certification by Treasurer

32 – Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR ACQUISITION CORP.

Dated: May 12, 2006
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)