Form 10-Q
period 2006-06-30
Endeavor Acquisition Corp.
filed 2006-08-14
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 14, 2006, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)	Contents

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

	June 30, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$758,879	$1,144,634
Cash held in Trust Fund	123,014,674	112,308,199
Prepaid expenses and other current assets	90,924	187,457

Total assets	$123,864,477	$113,640,290

Liabilities and Stockholders’ Equity
Current liabilities – Accrued expenses	$253,649	$64,641

Common stock, subject to possible conversion, 3,232,032 shares at conversion value	24,602,044	22,460,921

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,032 subject to possible conversion)	1,668	1,575
Additional paid-in capital	97,757,755	91,058,838
Earnings accumulated during development stage	1,249,361	54,315

Total stockholders’ equity	99,008,784	91,114,728

Total liabilities and stockholders’ equity	$123,864,477	$113,640,290

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2006,

And the Period July 22, 2005 (inception) to June 30, 2006

	For the three months ended June 30, 2006	For the six months ended June 30, 2006	For the period July 22, 2005 (inception) to June 30, 2006
Revenue	$—	$—	$—
General, selling and administrative expenses	196,621	419,048	433,802

Operating loss	(196,621)	(419,048)	(433,802)
Dividend income	1,011,284	1,866,243	1,984,441

Income before income tax expense	814,663	1,447,195	1,550,639

Provision for income tax	(133,198)	(252,149)	(301,278)

Net income	681,465	1,195,046	1,249,361

Accretion of Trust Fund relating to common stock subject to possible conversion	(203,154)	(374,060)	(397,688)

Net income attributable to common stockholders	$478,311	$820,986	$851,673

Weighted average shares outstanding	19,910,745	19,878,680	12,661,457

Basic and diluted income per share	.02	.04	.07

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period July 22, 2005 (inception) to June 30, 2006

	Common Stock		Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000

Sale of 15,000,000 units, net of underwriters’ discount and offering expenses of $6,503,766 (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234
Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(23,628)	—	(23,628)
Net income from July 22, 2005 (inception) to December 31, 2005	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	1,575	91,058,838	54,315	91,114,728

Sale of 1,160,745 units, net of underwriters’ discount and offering expenses of $445,726 (includes 232,033 shares subject to possible conversion)	1,160,745	116	8,840,117	—	8,840,233
Proceeds subject to possible conversion of 232,033 shares	—	(23)	(1,767,140)	—	(1,767,163)
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(374,060)	—	(374,060)
Net income for the six months ended June 30, 2006	—	—	—	1,195,046	1,195,046

Balance, June 30, 2006	19,910,745	$1,668	$97,757,755	$1,249,361	$99,008,784

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2006 and

For the Period July 22, 2005 (inception) to June 30, 2006

	For the six months ended June 30, 2006	For the period July 22, 2005 (inception) to June 30, 2006
Cash Flows from Operating Activities
Net income	$1,195,046	$1,249,361
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	96,533	(90,924)
Accrued expenses	189,008	253,649

Net cash provided by operating activities	1,480,587	1,412,086

Cash Flows from Investing Activities
Cash transferred in Trust Fund	(10,706,475)	(123,014,674)

Cash Flows from Financing Activities
Proceeds from sale of stock to initial stockholders	—	25,000
Gross proceeds from initial public offering	—	120,000,000
Gross proceeds from overallotment option	9,285,860	9,285,860
Proceeds from issuance of option	—	100
Payment of offering costs	(445,727)	(6,949,493)

Net cash provided by financing activities	8,840,133	122,361,467
Net (decrease) increase in cash	(385,755)	758,879
Cash at beginning of the period	1,144,634	—

Cash at end of the period	$758,879	$758,879

The accompanying notes are an integral part of these condensed financial statements.

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO JUNE 30, 2006

1.	Interim Financial Information

These unaudited condensed financial statements as of June 30, 2006 and for the period July 22, 2005 (inception) to June 30, 2006 and for the three and six months ended June 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Endeavor Acquisition Corp.’s (the “Company”) Form 10-K for the period year ended December 31, 2005, filed on March 31, 2006. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of June 30, 2006, the balance in the Trust Account was $123,014,674, which includes $1,984,441 of interest earned. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (and the related accrued dividend income (19.99% of the amount held in the Trust Account) amounting to $24,602,044 has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 unaudited condensed balance sheet.

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

3.	Commitment and Contingencies

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on December 15, 2005, the effective date of the Offering. The statement of operations for the six months ended June 30, 2006 includes $45,000 related to this agreement, whereas for July 22, 2005 (inception) to June 30, 2006, the statement of operations includes $47,500 related to this agreement.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended June 30, 2006, we had a net income of $681,465 consisting of $1,011,284 of dividend income on the trust fund offset by $196,621 of general, selling and administrative expenses.

For the six months ended June 30, 2006, we had a net income of $1,195,046 consisting of $1,866,243 of dividend income on the trust fund offset by $419,048 of general, selling and administrative expenses.

For the period from July 22, 2005 (inception) to June 30, 2006, we had a net income of $1,249,361 consisting of $1,984,441 of dividend income on the trust fund offset by $433,802 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering on December 21, 2005. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $129,285,860. We paid a total of $6,205,727 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,368, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,306,134 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 21, 2007, assuming that a business combination is not consummated during that time. From December 21, 2005 through December 21, 2007, we anticipate incurring approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 of expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Ironbound Partners ($7,500 per month for 24 months), $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $525,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 14, 2006
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)