Form 10-Q
period 2006-09-30
Endeavor Acquisition Corp.
filed 2006-11-14
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)

Contents

Page
Part I: Financial Information:

Item 1 –Financial Statements:

Condensed Balance Sheet as of September 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006 and the Period July 22, 2005 (inception) to September 30, 2006	4

Condensed Statement of Stockholders’ Equity for the Period July 22, 2005 (inception) to September 30, 2006	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and the Period July 22, 2005 (inception) to September 30, 2006	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	11

Item 4 – Controls and Procedures	13

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6 – Exhibits	14

Signatures	15

Certifications	—

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Current assets:
Cash	$707,393	$1,144,634
Cash held in Trust Fund	124,043,336	112,308,199
Prepaid expenses and other current assets	66,535	187,457

Total current assets	124,817,264	113,640,290
Equipment, net	4,292	—

Total assets	$124,821,556	$113,640,290

Liabilities and Stockholders’ Equity
Current liabilities – Accrued expenses	$213,419	$64,641

Common stock, subject to possible conversion, 3,232,032 shares at conversion value	24,807,769	22,460,921

Commitment and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,032 subject to possible conversion)	1,668	1,575
Additional paid-in capital	97,552,029	91,058,838
Earnings accumulated during development stage	2,246,671	54,315

Total stockholders’ equity	99,800,368	91,114,728

Total liabilities and stockholders’ equity	$124,821,556	$113,640,290

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2006,

And the Period July 22, 2005 (inception) to September 30, 2006

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006	For the period July 22, 2005 (inception) to September 30, 2006
Revenue	$—	$—	$—
General, selling and administrative expenses	286,512	705,560	720,314

Operating loss	(286,512)	(705,560)	(720,314)
Dividend income	1,031,673	2,897,916	3,016,114

Income before income tax expense	745,161	2,192,356	2,295,800
Benefit (Provision) for income tax	252,148	—	(49,129)

Net income	997,309	2,192,356	2,246,671
Accretion of Trust Fund relating to common stock subject to possible conversion	(205,725)	(579,786)	(603,413)

Net income attributable to common stockholders	$791,584	$1,612,570	$1,643,258

Weighted average shares outstanding	19,910,745	19,889,564	14,236,790

Basic and diluted income per share	.04	.08	.12

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period July 22, 2005 (inception) to September 30, 2006

	Common Stock		Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity

	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses of $6,503,766 (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234
Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(23,628)	—	(23,628)
Net income from July 22, 2005 (inception) to December 31, 2005	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	1,575	91,058,838	54,315	91,114,728
Sale of 1,160,745 units, net of underwriters’ discount and offering expenses of $445,726 (includes 232,033 shares subject to possible conversion)	1,160,745	116	8,840,117	—	8,840,233
Proceeds subject to possible conversion of 232,033 shares	—	(23)	(1,767,140)	—	(1,767,163)
Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(579,786)	—	(579,786)
Net income for the nine months ended September 30, 2006	—	—	—	2,192,356	2,192,356

Balance, September 30, 2006	19,910,745	$1,668	$97,552,029	$2,246,671	$99,800,368

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Period July 22, 2005 (inception) to September 30, 2006

	For the nine months ended September 30, 2006	For the period July 22, 2005 (inception) to September 30, 2006
Cash Flows from Operating Activities
Net income	$2,192,356	$2,246,671
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Depreciation	252	252
Prepaid expenses and other current assets	120,922	(66,535)
Accrued expenses	148,778	213,419

Net cash provided by operating activities	2,462,308	2,393,807

Cash Flows from Investing Activities
Cash held in Trust Fund	(11,735,137)	(124,043,336)
Purchase of equipment	(4,545)	(4,545)

Net cash (used in) investing activities	(11,739,682)	(124,047,881)

Cash Flows from Financing Activities
Proceeds from sale of stock to initial stockholders	—	25,000
Gross proceeds from initial public offering	—	120,000,000
Gross proceeds from overallotment option	9,285,860	9,285,860
Proceeds from issuance of option	—	100
Payment of offering costs	(445,727)	(6,949,493)

Net cash provided by financing activities	8,840,133	122,361,467

Net (decrease) increase in cash	(437,241)	707,393
Cash at beginning of the period	1,144,634	—

Cash at end of the period	$707,393	$707,393

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO SEPTEMBER 30, 2006

1.	Interim Financial Information

These unaudited condensed financial statements as of September 30, 2006 and for the period July 22, 2005 (inception) to September 30, 2006 and for the quarter ended September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of September 30, 2006, the balance in the Trust Account was $124,043,336, which includes $3,016,114 of interest earned. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) amounting to $24,807,769 has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 unaudited condensed balance sheet.

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

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on December 15, 2005, the effective date of the Offering. The statement of operations for the quarter ended September 30, 2006 includes $22,500 related to this agreement, whereas for July 22, 2005 (inception) to September 30, 2006, the statement of operations includes $70,000 related to this agreement.

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

The Company hired a consultant on July 17, 2006 to perform services through the later of June 15, 2007 if the Company has not announced an acquisition candidate within the initial 18 month period or December 15, 2007 if the Company has signed a letter of intent with a proposed acquisition candidate within the initial 18 month period. The Company will pay the consultant a base salary of $125,000 per year and the

Company will issue to the consultant 12,500 shares of the Company’s common stock upon the closing of the initial business combination by the Company. The Company will also issue to the consultant an additional 12,500 shares of the Company’s common stock six months after closing of the initial business combination by the Company.

4.	Initial Public Offering	On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Company sold an additional 1,160,745 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. There is no cash settlement option for the Warrants. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. There is no cash settlement option for the underwriters’ purchase options, or for the Warrants contained in the units to be purchased by the underwriters.

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

Results of Operations

For the three months ended September 30, 2006, we had a net income of $997,309 consisting of $1,031,673 of dividend income on the trust fund and a benefit for income tax of $252,148 offset by $286,512 of general, selling and administrative expenses. The Company reversed an over accrual of taxes of $252,148 in the 3rd quarter resulting in an income tax benefit of $252,148.

For the nine months ended September 30, 2006, we had a net income of $2,192,356 consisting of $2,897,916 of dividend income on the trust fund offset by $705,560 of general, selling and administrative expenses.

For the period from July 22, 2005 (inception) to September 30, 2006, we had a net income of $2,246,671 consisting of $3,016,114 of dividend income on the trust fund offset by $720,314 of general, selling and administrative expenses and $49,129 of provision for income taxes.

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

The Company hired a consultant on July 17, 2006 to perform services through the later of June 15, 2007 if the Company has not announced an acquisition candidate within the initial 18 month period or December 15, 2007 if the Company has signed a letter of intent with a proposed acquisition candidate within the initial 18 month period. The Company will pay the consultant a base salary of $125,000 per year and the Company will issue to the consultant 12,500 shares of the Company’s common stock upon the closing of the initial business combination by the Company. The Company will also issue to the consultant an additional 12,500 shares of the Company’s common stock six months after closing of the initial business combination by the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

4.1	–	Warrant Clarification Agreement, dated November 13, 2006, between the Company and Continental Stock Transfer & Trust Company.

4.2	–	Amendment to Unit Purchase Options, dated November 13, 2006, between the Company and the holders of Unit Purchase Options.

31.1	–	Section 302 Certification by President

31.2	–	Section 302 Certification by Treasurer

32	–	Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR ACQUISITION CORP.

Dated: November 14, 2006

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)