Form 10-K
period 2006-12-31
Endeavor Acquisition Corp.
filed 2007-03-16
CIK 1336545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32697

ENDEAVOR ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	20-3200601
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

7 Times Square, 17th Floor, New York, New York	10036
(Address of principal executive offices)	(zip code)

(212) 683-5350

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period ended December 31, 2006 was $0.

As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $ 115,549,327.

As of March 15, 2007, there were 19,910,745 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

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

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,959. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $122,336,467, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,316,746 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used $1,150,219 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $125,113,007 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Recent Developments

On December 18, 2006, we entered into an agreement and plan of reorganization (“Agreement”) by which we will acquire American Apparel, Inc. and its affiliated companies (collectively, “American Apparel”). American Apparel is a leading provider of cotton leisure wear geared toward contemporary metropolitan adults and sold through company-owned retail locations and online. Currently, American Apparel has more than 140 retail locations in 11 countries, including the United States, Canada, England, France, Germany, Mexico, Japan, Korea, Israel, Switzerland and the Netherlands, with more than 100 new locations opened within the past two years. American Apparel offers more than 20,000 different products, including t-shirts, bathing suits, sweatshirts, jackets and undergarments. All of its clothing is manufactured in the United States with principal manufacturing done at its 800,000 square foot facility in Los Angeles, California. American Apparel’s products are designed to be more tapered and tighter fitting and with bolder colors than similar offerings in the market and are promoted using provocative marketing and branding. Another important aspect of American Apparel’s marketing and branding is its adherence to environmental and employee friendly operating policies.

In exchange for all of the securities of the American Apparel companies outstanding immediately prior to the acquisition, we will issue 32,258,065 shares of our common stock (“Transaction Shares”), subject to downward adjustment based on American Apparel’s net debt immediately prior to closing of the acquisition. 8,064,516 of the Transaction Shares will be placed into escrow to secure our indemnity rights under the Agreement. The Agreement also provides for a $2,500,000 cash pool to be available for the granting of bonuses to management employees immediately following the closing of the acquisition. American Apparel also will be permitted to repay at the closing of the acquisition loans made to American Apparel by certain of its directors, officers and employees in an aggregate amount of approximately $5,000,000. We also will adopt a performance equity plan under which an aggregate of approximately 2,700,000 shares will be available for grant under options and restricted stock awards to employees.

For a more complete discussion of our proposed business combination, including the risks that are applicable to us with respect to our acquisition of American Apparel, see our Current Report on Form 8-K dated December 18, 2006 and filed with the SEC on December 20, 2006.

We expect that the transaction will be consummated in the summer of 2007, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-K assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares purchased by them in the open market. We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been approximately $7.74. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares both vote against the business combination and exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold.

Liquidation if no business combination

If we do not complete a business combination by July 21, 2007, or by December 21, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 21, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 21, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been approximately $7.74. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Eric J. Watson, our chairman of the board and treasurer, and Jonathan J. Ledecky, our president and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited operating resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $7.74 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $7.74 per share held in trust as of December 31, 2006 due to claims of creditors. If we liquidate before the completion of a business combination, Eric J. Watson and Jonathan J. Ledecky have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the American Stock Exchange or another national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

We are unable to currently ascertain the merits or risks of the business’ operations.

There is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 38,228,510 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

One of our directors is now, and our other officers, directors and their affiliates may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Robert B. Hersov, one of our directors, has pre-existing contractual and fiduciary obligations to Shine Media Acquisition Corp., a blank check company with a business plan similar to ours. Shine Media Acquisition Corp. is seeking to acquire an operating business in the media and advertising industry in the People’s Republic of China. Accordingly, to the extent that Mr. Hersov identifies business opportunities that may be suitable for Shine Media Acquisition Corp., he must honor his pre-existing obligations to such entity and offer those opportunities to it prior to offering them to us. Additionally, our other officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. The Founders Shares will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business having a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 16,160,745 shares of common stock and options to purchase 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by July 21, 2007, or by December 21, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,750,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

We maintain our executive offices at 7 Times Square, 17th Floor, New York, New York 10036 pursuant to an agreement with Ironbound Partners Fund LLC (“Ironbound Partners”), an affiliate of Jonathan J. Ledecky, our president, secretary and a member of our board of directors. We pay Ironbound Partners a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Ironbound Partners is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols EDA.U, EDA and EDA.W, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 16, 2005, and since the common stock and warrants commenced public trading on March 6, 2006.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	17.50	12.00	12.06	9.18	5.60	3.05
2006:
Fourth Quarter	12.00	8.10	9.31	7.28	3.05	1.02
Third Quarter	8.60	8.15	7.49	7.10	1.25	1.06
Second Quarter	9.00	8.16	7.58	7.15	1.49	1.01
First Quarter	9.00	7.92	7.55	7.25	1.55	0.96
2005:
Fourth Quarter	8.10	7.98	—	—	—	—

*Through March 13, 2007

Holders

As of March 14, 2007, there was one holder of record of our units, eight holders of record of our common stock and one holder of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 6, 2006 through December 31, 2006 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group is comprised of companies that were blank check companies that have completed business combinations or announced business combinations with companies engaged in the services industry, and consists of the following companies: Rand Logistics, Inc., Jamba, Inc., Highbury Financial Inc., Hill International, Inc., Courtside Acquisition Corp., Oakmont Acquisition Corp., Ad.Venture Partners, Inc., Clearpoint Business Resources, Inc. and Boulder Specialty Brands, Inc.

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

Initial Public Offering

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,959. Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”) acted as lead manager for the initial public offering and Broadband Capital Management LLC acted as co-manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128440). The Securities and Exchange Commission declared the registration statement effective on December 21, 2005.

We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,467, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,316,746 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $4,082,773 in dividends through December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31, 2006	For the Period from July 22, 2005 (inception) to December 31, 2005
Total Revenues	$—	$—
Operating loss	(1,101,412)	(63,233)
Dividend income	3,974,013	118,199
Net income	2,870,136	54,135
Earnings per share basic and diluted	0.12	0.01
Weighted average shares outstanding	16,668,534	4,670,245
Working capital (excludes cash held in trust fund)	23,189	1,267,450
Total assets	125,545,994	113,640,290
Stockholders’ equity	100,264,222	91,114,728

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had net income of $2,870,136 for the year ended December 31, 2006 consisting of $3,974,013 of dividend income, $1,101,412 of general, selling and administrative expenses, and $2,465 of income tax expense.

We had net income of $2,924,451 for the period July 22, 2005 (inception) to December 31, 2006 consisting of $4,092,212 of dividend income, $1,164,645 of general, selling and administrative expenses and $3,116 of income tax expense.

We had net income of $54,315 for the fiscal period July 22, 2005 (inception) to December 31, 2005.

Upon consummation of our initial public offering (“Offering”), $121,030,234 of the net proceeds was deposited in trust, with the remaining net proceeds of $1,316,746 becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2006, we had current assets (excluding cash held in the trust fund) of $283,265 and current liabilities of $260,076, leaving us with working capital of $23,189, net of $125,113,007 which is cash held in trust. Our officers have agreed to advance us enough capital in order to consummate the acquisition of American Apparel described below.

Our Certificate of Incorporation provides for our mandatory liquidation in the event that we do not consummate a business combination within 18 months from the date of the consummation of the Offering (July 21, 2007), or 24 months from the consummation of the Offering (December 21, 2007) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the warrants contained in the units sold.

This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are obligated to pay to Ironbound Partners a monthly fee of $7,500 for general and administrative services.

On December 18, 2006, we entered into an Agreement by which we will acquire American Apparel. In exchange for all of the securities of the American Apparel companies outstanding immediately prior to the acquisition, we will issue 32,258,065 Transaction Shares, subject to downward adjustment based on American Apparel’s net debt immediately prior to closing of the acquisition. 8,064,516 of the Transaction Shares will be placed into escrow to secure our indemnity rights under the Agreement. The Agreement also provides for a $2,500,000 cash pool to be available for the granting of bonuses to management employees immediately following the closing of the acquisition. American Apparel also will be permitted to repay at the closing of the acquisition loans made to American Apparel by certain of its directors, officers and employees in an aggregate amount of approximately $5,000,000. We also will adopt a performance equity plan under which an aggregate of approximately 2,700,000 shares will be available for grant under options and restricted stock awards to employees.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) - Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after

November 15, 2007. The Company has not evaluated the potential impact, if any, of the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has assessed SAB 108 and has concluded that it did not have a material effect on its financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, our president and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our president and treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in

Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Marcum & Kliegman LLP, an independent registered certified public accounting firm, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Endeavor Acquisition Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Endeavor Acquisition Corp. (a development stage enterprise) (the “Company”) maintained effective internal controls over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and effectiveness of internal control, and performing other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Endeavor Acquisition Corp. (a development stage enterprise) as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, for the period July 22, 2005 (inception) to December 31, 2005 and from July 22, 2005 (inception) to December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements, and also contains an explanatory paragraph as to the Company’s ability to continue as a going concern.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

March 14, 2007

Melville, New York

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	47	Chairman of the Board and Treasurer

Jonathan J. Ledecky	49	President, Secretary and Director

Jay H. Nussbaum	62	Director

Kerry Kennedy	47	Director

Robert B. Hersov	46	Director

Edward J. Mathias	64	Director

Richard Y. Roberts	55	Director

Eric J. Watson has been our chairman of the board and treasurer since our inception. Mr. Watson has been the chairman of, and interests associated with him own, Cullen Investments Limited, a private investment company which he founded in January 1995. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, infrastructure maintenance, sports and entertainment sectors. Cullen Investments owns Bendon, an international manufacturer and retailer of women’s lingerie whose brands include the licensed Elle Macpherson Intimates label. Another major investment held by interests associated with Mr. Watson is a 50% ownership of the Hanover Group, one of the largest privately owned financial service businesses in New Zealand with operations extending to the United States, the United Kingdom and Australia. Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest shareholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. In October 2001, the SEC issued a cease and desist order against Mr. Watson in connection with certain purchases and sales made by Mr. Watson of shares of McCollam Printers, Ltd., a company U.S. Office Products was seeking to acquire while Mr. Watson was executive chairman of Blue Star Group and acting as chief negotiator for U.S. Office Products. The SEC found Mr. Watson had violated Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder with respect to such purchases and sales by not disclosing his ownership of such shares to U.S. Office Products. Mr. Watson consented to the SEC’s order without admitting or denying the findings. Specifically, the SEC found that, before the negotiations began in November 1996, Mr. Watson personally owned McCollam Printers shares but did not disclose this to U.S. Office Products. The SEC also found that, during the course of the negotiations, Mr. Watson continued to acquire McCollam Printers shares without informing U.S. Office Products. According to the SEC’s order, in May 1997, Blue Star publicly announced its offer to purchase McCollam Printers in a public tender offer and, after the offer was made, Mr. Watson sold his shares without disclosing the sales to U.S. Office Products. The SEC found that the sale of shares by Mr. Watson resulted in profits of more than NZ$530,000. Mr. Watson subsequently voluntarily established a fund to return profits from the McCollam Printers trading, and all of the unclaimed surplus from the fund was distributed to charity. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia. Mr. Watson received a diploma of general management from Auckland University.

Jonathan J. Ledecky has been our president, secretary and a member of our board of directors since our inception. Since June 1999, Mr. Ledecky has served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston. Since March 1999, Mr. Ledecky has also served as chairman of Ironbound Partners, a private investment management fund. In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to shareholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other companies in director positions. Two of these companies, U.S.A. Floral Products Inc. (United States Bankruptcy Court for the District of Delaware; filed 4/2/01 and emerged 7/18/02) and UniCapital Corporation (United States Bankruptcy Court for the Southern District of New York; filed 12/11/00 and emerged 1/31/02) filed for voluntary bankruptcy in the last six years. Mr. Ledecky was a director of U.S.A. Floral Products from April 1997 to March 2000 and of UniCapital from October 1997 to October 2000. In addition, after resigning from his position as a director and executive officer with U.S. Office Products, it filed for bankruptcy protection (United States Bankruptcy Court for the District of Delaware; filed 3/5/01 and emerged 12/28/01). In no case was Mr. Ledecky an executive officer of these companies during the two years preceding the bankruptcy filings. Mr. Ledecky was a trustee of George Washington University and served as commissioner on the National Commission on Entrepreneurship. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University and a M.B.A from Harvard Business School.

Jay H. Nussbaum has been a member of our board of directors since our inception. He is the founder and Chief Operating Officer of Agilex Technologies, a company formed in 2006 to offer leading technology solutions to government and commercial clients in the United States. From May 2004 to July 2006, Mr. Nussbaum served as the global head of sales, marketing and business development for Citigroup(r) Global Transaction Services, a division of Citigroup which handles cash management, trade, securities services and fund services. From January 2002 to April 2004, Mr. Nussbaum was affiliated with BearingPoint, Inc. (formerly KPMG Consulting), a consulting company, where he served most recently as head of worldwide sales. From 1991 to January 2002, Mr. Nussbaum was affiliated with Oracle Corporation, a Nasdaq Global Market listed enterprise software company, where he most recently served as executive vice president. Prior to joining Oracle Corporation, Mr. Nussbaum was affiliated with Xerox Corporation for 24 years where he most recently served as president of integrated systems operations. Mr. Nussbaum received a B.A. from the University of Maryland.

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

Edward J. Mathias has been a member of our board of directors since our inception. Mr. Mathias was involved with the founding of The Carlyle Group, a global private equity firm headquartered in Washington, DC. He has been a managing director since January 1994 and presently serves as an Investment Committee member for a number of Carlyle’s partnerships. Previously, Mr. Mathias served on the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization where he was employed from 1971 to December 1993. He has been a director of NexCen Brands, formerly Aether Systems, since June of 2002. Mr. Mathias is also serves on The Howard Hughes Institute’s Investment Advisory Committee. Mr. Mathias received an M.B.A. from The Harvard Business School where he is on The Board of Dean’s Advisors and a B.A. from The University of Pennsylvania where he is currently a trustee and member of The Penn Investment Board which oversees the University’s endowment.

Richard Y. Roberts has been a member of our board of directors since December 2005. In February 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to February 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Since September 2005, Mr. Roberts has served as a member of the board of directors of Nyfix, Inc., a Nasdaq Global Market listed provider of industry interconnectivity networks, electronic trade communication technologies, trading workstations and middle-office trade automation technologies. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the National Association of Securities Dealers, Inc., the Market Regulation Advisory Board of the NASD, and the Legal Advisory Board of the NASD. Mr. Roberts received a B.E.E. from Auburn University, a J.D. from the University of Alabama School of Law, and a Master of Laws from the George Washington University Law Center.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Endeavor Acquisition Corp., 7 Times Square, 17th Floor, New York, New York 10036.

Corporate Governance

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

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

•

reviewing disclosures made to the audit committee by our principal executive officer and principal financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Jonathan J. Ledecky	1,775,000	8.9%

Eric J. Watson	1,775,000(2)	8.9%

Jay H. Nussbaum	40,000	*

Kerry Kennedy(3)	40,000	*

Robert B. Hersov(4)	40,000	*

Edward J. Mathias(5)	40,000	*

Richard Y. Roberts(6)	40,000	*

T. Rowe Price Associates, Inc.(7)	1,557,600(8)	7.8%

JLF Asset Management, L.L.C.(9)	1,027,467(10)	5.2%

Fir Tree, Inc.(11)	1,964,200(12)	9.9%

Prentice Capital Management, LP(13)	1,000,000(14)	5.0%

Steven A. Cohen(15)	1,751,550(16)	8.7%

Gilder, Gagnon, Howe & Co. LLC (17)	1,082,043(18)	5.4%

FMR Corp.(19)	2,709,133(20)	13.6%

All directors and executive officers as a group (seven individuals)	3,750,000	18.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 7 Times Square, 17th Floor, New York, New York 10036.
(2)	These shares are held by Tower Trust, a trust established for the benefit of Mr. Watson and his family.
(3)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.
(4)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(5)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(6)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.
(7)	The business address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(8)	Represents shares of common stock held by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2007.
(9)	The business address of JLF Asset Management, L.L.C. is 2775 via de la Valle, Suite 204, Del Mar, CA 92014.
(10)	Jeffrey L. Feinberg is the managing member of JLF Asset Management, L.L.C. The foregoing information was derived from a Schedule 13G filed with the SEC on January 29, 2007.
(11)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(12)	Represents (i) 1,452,519 shares of common stock held by Sapling, LLC and (ii) 511,681 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on March 17, 2006.
(13)	The business address of Prentice Capital Management, LP is 623 Fifth Avenue, 32nd Floor, New York, New York 10022.
(14)	Represents shares held by investment funds for which Prentice Capital Management serves as investment manager. The foregoing information was derived from a Schedule 13G filed with the SEC on May 17, 2006.
(15)	The business address of Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902.
(16)	Represents shares of common stock held by entities controlled by Mr. Cohen. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.
(17)	The business address of Gilder, Gagnon, Howe & Co. LLC is 1775 Broadway, 26th Floor, New York, New York 10019.
(18)	Represents 997,758 shares of common stock held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 55,543 shares of common stock held in accounts owned by the partners of Gilder, Gagnon, Howe & Co. LLC and their families, and 28,742 shares of common stock held in the account of the profit-sharing plan of Gilder, Gagnon, Howe & Co. LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on March 12, 2007.
(19)	The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(20)	Represents shares of common stock under control of FMR Corp. and Edward C. Johnson 3d., its chairman. The foregoing information was derived from a Schedule 13G filed with the SEC on March 12, 2007.

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

Jonathan J. Ledecky and Eric J. Watson may be deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

In July 2005, we issued 6,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.004 share, as follows:

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and Ladenburg Thalmann pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•

if we fail to consummate a business combination by July 21, 2007 (or by December 21, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•

each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•

each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to Ladenburg Thalmann that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Ironbound Partners, an affiliate of Jonathan J. Ledecky, our president, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Ironbound Partners $7,500 per month for these services.

On July 28, 2005, Jonathan J. Ledecky and Eric J. Watson advanced an aggregate of $225,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid out of proceeds of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

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

Audit Fees

During the fiscal year ended December 31, 2006, audit fees for our independent registered public accounting firm are $37,000.

During the period from July 22, 2005 (inception) to December 31, 2005, fees for our independent registered public accounting firm were $70,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 and the audit of our December 31, 2005 Annual Report on Form 10-K.

Audit-Related Fees

During 2006, our independent registered public accounting firm rendered audit related services amounting to $14,000 related to the American Apparel transaction.

Tax Fees

During 2006, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning in the amount of $3,500.

All Other Fees

During 2005 and 2006, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to Ladenburg Thalmann & Co. Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.7	Amendment to Unit Purchase Option. (2)

10.1	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Jonathan J. Ledecky. (1)

10.2	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Eric J. Watson. (1)

10.3	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Jay H. Nussbaum. (1)

10.4	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Kerry Kennedy. (1)

10.5	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Robert Hersov. (1)

10.6	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Edward J. Mathias. (1)

10.7	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Tower Trust. (1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.10	Form of Letter Agreement between Ironbound Partners and Registrant regarding administrative support. (1)

10.11	Form of Promissory Note, dated July 28, 2005, issued to Jonathan J. Ledecky and Eric J. Watson. (1)

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.13	Form of Warrant Purchase Agreements among Ladenburg Thalmann & Co. Inc. and each of Jonathan J. Ledecky and Eric J. Watson. (1)

10.14	Letter Agreement among the Registrant and the Initial Stockholders. (1)

10.15	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Richard Y. Roberts. (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-128440).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Endeavor Acquisition Corp.

(a development stage enterprise)

Financial Statements

For the Year Ended December 31, 2006, for the Period from July 22, 2005

(Inception) to December 31, 2005 and from July 22, 2005 (Inception) to

December 31, 2006

Endeavor Acquisition Corp.

(a development stage enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Endeavor Acquisition Corp.

We have audited the accompanying balance sheets of Endeavor Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, for the period July 22, 2005 (inception) to December 31, 2005 and from July 22, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Acquisition Corp. (a development stage enterprise) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period July 22, 2005 (inception) to December 31, 2005, and from July 22, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to July 21, 2007 or December 21, 2007 if certain extension criteria have been satisfied. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

March 14, 2007
Melville, New York

Endeavor Acquisition Corp.

(a development stage enterprise)

Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$166,527	$1,144,634
Cash held in Trust Fund	125,113,007	112,308,199
Prepaid expenses	116,738	187,457

Total current assets	125,396,272	113,640,290

Deferred acquisition costs	145,808	—

Equipment, net of accumulated depreciation of $631	3,914	—

Total assets	$125,545,994	$113,640,290

Liabilities and Stockholders’ Equity
Current liabilities - accrued expenses	$260,076	$64,641

Common stock, subject to possible conversion, 3,232,032 and 2,999,999 shares, respectively, at conversion value	25,021,696	22,460,921

Commitment and Contingencies	—	—

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 75,000,000 shares; total issued and outstanding 19,910,745 and 18,750,000 shares, respectively, (less 3,232,032 and 2,999,999, respectively, subject to possible conversion)	1,668	1,575
Additional paid-in capital	97,338,103	91,058,838
Earnings accumulated during development stage	2,924,451	54,315

Total stockholders’ equity	100,264,222	91,114,728

Total liabilities and stockholders’ equity	$125,545,994	$113,640,290

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Statements of Operations

	For the Year Ended December 31, 2006	For the Period from July 22, 2005 (Inception) to December 31, 2005	For the Period From July 22, 2005 (Inception) to December 31, 2006
Revenue	$—	$—	$—
General, selling and administrative expenses	1,101,412	63,233	1,164,645

Operating loss	(1,101,412)	(63,233)	(1,164,645)
Dividend income	3,974,013	118,199	4,092,212

Income before provision for income tax	2,872,601	54,966	2,927,567

Provision for income tax	2,465	651	3,116

Net income	2,870,136	54,315	2,924,451

Accretion of Trust Fund relating to Common Stock subject to possible conversion	(793,712)	(23,628)	(817,340)

Net income available to common stockholders	$2,076,424	$30,687	$2,107,111

Weighted average shares outstanding	16,668,534	4,670,245	12,836,677

Basic and diluted net income per share	$0.12	$0.01	$0.16

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity From July 22, 2005 (Inception) to December 31, 2006

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000

Sale of 15,000,000 units, net of underwriters’ discount and offering expenses of $6,503,766 (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234

Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)

Proceeds from issuance of option	—	—	100	—	100

Accretion of Trust Fund relating to Common Stock Subject to possible conversion	—	—	(23,628)	—	(23,628)

Net income from July 22, 2005 (inception) to December 31, 2005	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	$1,575	$91,058,838	$54,315	$91,114,728

Sale of 1,160,745 units, net of underwriters’ discount and offering expenses of $445,726 (includes 232,033 shares subject to possible conversion)	1,160,745	116	8,840,117	—	8,840,233

Proceeds subject to possible conversion of 232,033 shares	—	(23)	(1,767,140)	—	(1,767,163)

Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(793,712)	—	(793,712)

Net income for the year ended December 31, 2006	—	—	—	2,870,136	2,870,136

Balance, December 31, 2006	19,910,745	$1,668	$97,338,103	$2,924,451	$100,264,222

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Statements of Cash Flows

	For the Year Ended December 31, 2006	For the Period From July 22, 2005 (Inception) to December 31, 2005	For the Period From July 22, 2005 (Inception) to December 31, 2006
Cash Flows from Operating Activities
Net income	$2,870,136	$54,315	$2,924,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Depreciation	631	—	631
Decrease (increase) of prepaid expenses	70,719	(187,457)	(116,738)
Increase in accrued expenses	195,435	64,641	260,076

Net cash provided by (used in) operating activities	3,136,921	(68,501)	3,068,420

Cash Flows from Investing Activities
Purchase of equipment	(4,545)	—	(4,545)
Cash held in Trust Fund	(12,804,908)	(112,308,199)	(125,113,107)

Net cash used in investing activities	(12,809,453)	(112,308,199)	(125,117,652)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	120,000,000	120,000,000
Payment of deferred acquisition cost	(145,808)	—	(145,808)
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from the overallotment option	9,285,959	—	9,285,959
Proceeds from issuance of option	—	100	100
Payment of offering costs	(445,726)	(6,503,766)	(6,949,492)

Net cash provided by financing activities	8,694,425	113,521,334	122,215,759

Net (decrease) increase in cash	(978,107)	1,144,634	166,527
Cash at beginning of the period	1,144,634	—	—

Cash at end of the period	$166,527	$1,144,634	$166,527

The accompanying notes are an integral part of these financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

1.	Organization

Endeavor Acquisition Corp.(the Company) was incorporated in the State of Delaware on July 22, 2005 as a blank check company, whose objective is to acquire an operating business.

All activity from July 22, 2005 (inception) through December 21, 2005 related to the Company’s formation and initial public offering. Since December 22, 2005, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

2.	Business Operations

The Registration Statement for the Company’s initial public offering (“Offering”) was declared effective December 15, 2005. The Company consummated the Offering on December 21, 2005 and received net proceeds of $113,496,234. In January 2006, the underwriter exercised the overallotment option generating an additional $8,840,233 of net proceeds. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of December 31, 2006, the balance in the Trust Account was $125,113,007, which includes $4,082,773 of dividend income. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (July 21, 2007), or 24 months from the consummation of the Offering (December 21, 2007) if certain extension criteria have been satisfied. Such extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

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

3.	Going Concern and Management Plans	As of December 31, 2006, the Company only has working capital of $23,189, net of $125,113,007 of which is cash held in Trust. On December 18, 2006 the Company entered into an agreement to acquire an operating entity expected to be consummated by the summer of 2007. In order for the Company to continue to fund the operating costs associated with the acquisition, the Company’s officers have agreed to advance the Company enough capital in order to consummate the acquisition. There can be no assurance that the acquisition described in Note 10 will be consummated. Should this Business Combination, or another qualifying Business Combination, not be reduced to a definitive agreement and consummated, the Company would be required to return the funds held in the Trust Account to holders of shares issued in the Offering described in Note 5, as a mandatory liquidation, pursuant to a plan of dissolution and liquidation approved by stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock and warrants outstanding during the period. The conversion of the outstanding warrants, totaling 16,160,745, is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Options to purchase 350,000 Units granted to the representative of the underwriters are not included in diluted earnings per share as their effect is antidilutive. Weighted average shares outstanding do not include the common stock subject to possible conversion.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentrations of credit risks regardless of the degree of risk. At December 31, 2006, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

Corporation insures balances up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000. At December 31, 2006, the uninsured balances amounted to approximately
$124,916,822. Management believes the risk of loss to be minimal.

Fair Value of Financial Instruments

The carrying value of cash, cash held in Trust Fund and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

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

Cash Held in Trust Account

The Company maintains its cash held in the Trust Account in tax free money market funds.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 -
Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.
Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the
Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 – Accounting for Servicing of Financial Assets (SFAS
156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of
SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

In July 2006, the FASB issued Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, an
Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this
Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN
48 on its financial statements and is not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements (“SFAS No. 157”).
This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact, if any, of the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting
Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in
Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has assessed SAB 108 and has concluded that it did not have a material effect on its financial position, results of operations or cash flows.

Income Taxes

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred taxes as they were deemed immaterial. The provision for Federal, state and local taxes, which are included in the accompanying statement of operations, amounted to $2,465 for the year ended December 31, 2006, $651 for the period from July 22, 2005 (Inception) to December 31, 2005, and $3,116 from July 22, 2005
(Inception) to December 31, 2006.

5.	Initial Public Offering	On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrants”). In January 2006, the underwriters exercised the overallotment option and an additional 1,160,745 units were sold. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to Ladenburg Thalmann & Co. Inc., the representative of the underwriters in the Offering (“Representative”), to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43% and (3) expected life of two years and 30 days. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

6.	Notes Payable, Stockholders	In July 2005, the Company issued an aggregate of $225,000 unsecured promissory note to its executive officers. The notes were non interest-bearing and were paid in full upon the consummation of the Offering from the net proceeds of the Offering.

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

7.	Commitment and Contingencies

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the
Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.
The statement of operations for the year ended December 31, 2006, for the period from July 22, 2005
(Inception) to December 31, 2005 and from July 22, 2005 (Inception) to December 31, 2006, includes
$90,000, $2,500 and $92,500, respectively, related to this agreement.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

8.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.	Common Stock

Effective November 21, 2005, two of the Initial Stockholders contributed an aggregate of 2,500,000 shares of common stock, at no cost, to the Company. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

On January 4, 2006 the underwriters informed the Company of their

Endeavor Acquisition Corp.

(a development stage enterprise)

Notes to Financial Statements

desire to exercise the over-allotment option to the extent of 1,160,745 Units. Gross proceeds amounted to $9,285,959, there was a $445,726 underwriting discount and the remainder of $8,840,233 was deposited in the Trust Account.

At December 31, 2006, 16,860,745 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ unit purchase option.

10.	Pending Acquisition

On December 18, 2006, the Company entered into an agreement and plan of reorganization (“Agreement”) by which it will acquire American Apparel, Inc. and its affiliated companies (collectively, “American Apparel”). American Apparel is provider of cotton leisure wear geared toward contemporary metropolitan adults and sold through company-owned retail locations and online.

In exchange for a 100% equity of American Apparel, the Company will issue 32,258,065 shares of its common stock (“Transaction Shares”), subject to downward adjustment based on American Apparel’s net debt immediately prior to closing of the acquisition. 8,064,516 of the Transaction Shares will be placed into escrow to secure the Company’s indemnity rights under the Agreement. The Agreement also provides for a $2.5 million cash pool to be available for the granting of bonuses to management employees immediately following the closing of the acquisition. American Apparel also will be permitted to repay at the closing of the acquisition loans made to American Apparel by certain of its directors, officers and employees in an aggregate amount of approximately $5 million. The Company also will adopt a performance equity plan under which an aggregate of approximately 2.7 million shares will be available for grant under options and restricted stock awards to employees.

The Company will submit such transaction for stockholder approval. The Company expects that the transaction will be consummated in the Summer of 2007, after the required approval by its stockholders. As of December 31, 2006, the Company has capitalized $145,808 of acquisition costs in connection with this acquisition. There can be no assurance that the acquisition will be completed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2007.

ENDEAVOR ACQUISITION CORP.

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President and Secretary
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric J. Watson Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	March 15, 2007

/s/ Jay H. Nussbaum Jay H. Nussbaum	Director	March 15, 2007

/s/ Kerry Kennedy Kerry Kennedy	Director	March 15, 2007

/s/ Robert B. Hersov Robert B. Hersov	Director	March 15, 2007

/s/ Edward J. Mathias Edward J. Mathias	Director	March 15, 2007

/s/ Richard Y. Roberts Richard Y. Roberts	Director	March 15, 2007