Form 10-Q
period 2007-03-31
Endeavor Acquisition Corp.
filed 2007-05-10
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)

Contents

		Page
Part I: Financial Information:

Item 1 –	Financial Statements:

Condensed Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006		3

Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and 2006 and the Period July 22, 2005 (inception) to March 31, 2007		4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Period July 22, 2005 (inception) to March 31, 2007		5

Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006 and the Period July 22, 2005 (inception) to March 31, 2007		6

Notes to Unaudited Condensed Financial Statements		7

Item 2 –	Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 4 –	Controls and Procedures	15

Part II. Other Information

Item 1A –	Risk Factors	16

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 –	Exhibits	16

Signatures		17

Certifications		—

Part I: Financial Information

Item 1 – Financial Statements

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$188,558	$166,527
Cash held in Trust Fund	126,145,536	125,113,007
Prepaid expenses and other current assets	94,456	116,738

Total current assets	126,428,550	125,396,272
Deferred acquisition costs	222,443	145,808
Equipment, net of accumulated depreciation $1,011 and $631, respectively	3,534	3,914

Total assets	$126,654,527	$125,545,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$455,157	$260,076
Notes payable—related party	150,000	—

Total current liabilities	605,157	260,076

Common Stock, subject to possible conversion, 3,232,032 shares at conversion value	25,228,194	25,021,696

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,032 subject to possible conversion)	1,668	1,668
Additional paid-in capital	97,131,605	97,338,103
Earnings accumulated during development stage	3,687,903	2,924,451

Total stockholders’ equity	100,821,176	100,264,222

Total liabilities and stockholders’ equity	$126,654,527	$125,545,994

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2007 and 2006,

And the Period July 22, 2005 (inception) to March 31, 2007

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period July 22, 2005 (inception) to March 31, 2007
Revenue	$—	$—	$—
General, selling and administrative expenses	270,743	222,427	1,438,504

Operating loss	(270,743)	(222,427)	(1,438,504)
Dividend and interest income	1,034,195	854,959	5,126,407

Income before provision for income tax	763,452	632,532	3,687,903
Provision for income tax	—	118,951	—

Net income	763,452	513,581	3,687,903
Accretion of Trust Fund relating to Common Stock subject to possible conversion	(206,498)	(170,906)	(1,023,838)

Net income attributable to common stockholders	$556,954	$342,675	$2,664,065

Weighted average shares outstanding	16,678,713	16,647,408

Basic and diluted income per share	$.03	$.02

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period July 22, 2005 (inception) to March 31, 2007

	Common Stock		Additional paid-in capital	Earnings Accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, July 22, 2005 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	3,750,000	375	24,625	—	25,000
Sale of 15,000,000 units, net of underwriters’ discount and offering expenses of $6,503,766 (includes 2,999,999 shares subject to possible conversion)	15,000,000	1,500	113,494,734	—	113,496,234
Proceeds subject to possible conversion of 2,999,999 shares	—	(300)	(22,436,993)	—	(22,437,293)
Proceeds from issuance of option	—	—	100	—	100
Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(23,628)	—	(23,628)
Net income from July 22, 2005 (inception) to December 31, 2005	—	—	—	54,315	54,315

Balance, December 31, 2005	18,750,000	1,575	91,058,838	54,315	91,114,728

Sale of 1,160,745 units, net of underwriters’ discount and offering expenses of $445,726 (includes 232,033 shares subject to possible conversion)	1,160,745	116	8,840,117	—	8,840,233
Proceeds subject to possible conversion of 232,033 shares	—	(23)	(1,767,140)	—	(1,767,163)
Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(793,712)	—	(793,712)
Net income for the year ended December 31, 2006	—	—	—	2,870,136	2,870,136

Balance, December 31, 2006	19,910,745	1,668	97,338,103	2,924,451	100,264,222

Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(206,498)	—	(206,498)
Net income for the three months ended March 31, 2007	—	—	—	763,452	763,452

Balance, March 31, 2007	19,910,745	$1,668	$97,131,605	$3,687,903	$100,821,176

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2007 and 2006 and

For the Period July 22, 2005 (inception) to March 31, 2007

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period July 22, 2005 (inception) to March 31, 2007
Cash Flows from Operating Activities
Net income	$763,452	$513,581	$3,687,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380	—	1,011
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	22,282	44,500	(94,456)
Increase in accrued expenses	195,081	178,967	455,157

Net cash provided by operating activities	981,195	737,048	4,049,615

Cash Flows from Investing Activities
Cash held in Trust Fund	(1,032,529)	(9,695,192)	(126,145,536)
Purchase of equipment	—	—	(4,545)

Net cash used in investing activities	(1,032,529)	(9,695,192)	(126,150,081)

Cash Flows from Financing Activities
Payment of deferred acquisition costs	(76,635)	—	(222,443)
Proceeds from sale of stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	120,000,000
Gross proceeds from overallotment option	—	9,285,860	9,285,860
Proceeds from issuance of option	—	—	100
Payment of offering costs	—	(445,726)	(6,949,493)
Proceeds from issuance of notes payable – related party	150,000	—	150,000

Net cash provided by financing activities	73,365	8,840,134	122,289,024

Net increase (decrease) in cash	22,031	(118,010)	188,558
Cash at beginning of the period	166,527	1,144,634	—

Cash at end of the period	$188,558	$1,026,624	$188,558

The accompanying notes are an integral part of these condensed financial statements (unaudited).

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO MARCH 31, 2007

1.	Interim Financial Information

Endeavor Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of March 31, 2007 and for the period July 22, 2005 (inception) to March 31, 2007 and for the quarter ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2006 audited financial statements except for the adoption of FIN 48 which is discussed in Note 9.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of March 31, 2007, the balance in the Trust Account was $126,145,536, which includes $5,115,302 of cumulative interest and dividends earned since inception of the Trust Account. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) amounting to $25,228,194 has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 unaudited condensed balance sheet.

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

3.	Going Concern and Management Plans	As of March 31, 2007, the Company has negative working capital of $322,143, net of $126,145,536 of which is cash held in the Trust Account. On December 18, 2006, the company entered into an agreement to acquire an operating entity expected to be consummated by the summer of 2007. In order for the Company to continue to fund the operating costs associated with the acquisition, the Company’s officers have agreed to advance the Company enough capital in order to consummate the acquisition. There can be no assurance that the acquisition will be consummated. Should this Business Combination, or another qualifying Business Combination, not be reduced to a definitive agreement and consummated, the Company would be required to return the funds held in the Trust Account to holders of shares issued in the Offering, as a mandatory liquidation, pursuant to a plan of dissolution and liquidation approved by stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Notes Payable - Related Party	On March 8, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $75,000 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel, Inc. or upon demand by the officers. These promissory notes are non-interest bearing.

5.	Earnings Per Share	Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock and warrants outstanding during the period. Common shares subject to possible conversion of 3,232,032 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro-rata shares of the trust earnings. The March 31, 2006 earnings per share presentation was revised to conform with this policy and to the current quarterly presentation. The conversion of the outstanding warrants, totaling 16,160,745, is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Options to
purchase 350,000 units granted to the representative of the underwriters are not included in diluted earnings per share as their effect is antidilutive.

6.	Commitment and Contingencies

The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on December 15, 2005, the effective date of the Offering. The statement of operations for the quarter ended March 31, 2007 and 2006 each includes $22,500 related to this agreement, whereas for July 22, 2005 (inception) to March 31, 2007, the statement of operations includes $116,250 related to this agreement.

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

7.	Initial Public Offering	On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Company sold an additional 1,160,745 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. There is no cash settlement option for the Warrants. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. There is no cash settlement option for the underwriters’ purchase options, or for the Warrants contained in the units to be purchased by the underwriters.

8.	Pending Acquisition

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

The Company will submit such transaction for stockholder approval. The Company expects that the transaction will be consummated in the Summer of 2007, after the required approval by its stockholders. As of March 31, 2007, the Company has capitalized $222,443 of acquisition costs in connection with this acquisition. There can be no assurance that the acquisition will be completed.

9.	Uncertain Tax Positions	Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on July 22, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2007, we had a net income of $763,452 consisting of $1,034,195 of dividend and interest income offset by $270,743 of general, selling and administrative expenses.

For the three months ended March 31, 2006, we had a net income of $513,581 consisting of $854,959 of dividend and interest income offset by $222,427 of general, selling and administrative expenses and $118,951 of provision for income taxes.

For the period from July 22, 2005 (inception) to March 31, 2007, we had a net income of $3,687,903 consisting of $5,126,407 of dividend and interest income offset by $1,438,504 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering on December 21, 2005. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $129,285,959. We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,467, of which $121,030,234 was deposited into the Trust Account and the remaining proceeds of $1,306,233 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. At March 31, 2007, we had current assets (excluding cash held in the Trust Account) of $283,014 and current liabilities of $605,157, leaving us with negative working capital of $322,143, net of $126,145,536 which is cash held in the Trust Account. Our officers have agreed to advance us enough capital in order to consummate the acquisition of American Apparel described below.

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

Commencing on December 15, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Ironbound Partners Fund LLC, an affiliate of Jonathan J. Ledecky, our president and secretary, of $7,500 per month for providing us with office space and certain general and administrative services. On March 8, 2007, the Company borrowed $75,000 from both Jonathan J. Ledecky and Eric J. Watson, our Chairman of the Board and Treasurer for a total of $150,000. These notes are non interest bearing and are payable on demand or at the consummation of the Company’s business combination with American Apparel, Inc.

We hired a consultant on July 17, 2006 to perform services through December 15, 2007. We will pay the consultant a base salary of $125,000 per year and we will issue to the consultant 12,500 shares of our common stock upon the closing of the initial business combination. We will also issue to the consultant an additional 12,500 shares of our common stock six months after closing of the initial business combination by us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We operate in an environment that involves a number of significant risks and uncertainties. Risk factors related to our Company are disclosed in our annual report of Form 10-K for the year ended December 31, 2006 and should be considered by our investors.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,467, of which $121,030,234 was deposited into the trust account and the remaining proceeds of $1,306,233 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

Dated: May 9, 2007

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)