Form 10-Q
period 2007-06-30
Endeavor Acquisition Corp.
filed 2007-08-08
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)

Contents

		Page
Part I: Financial Information:

Item 1 –	Financial Statements:

Condensed Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006		3

Condensed Statements of Operations (Unaudited) for the Six Months Ended June 30, 2007 and 2006 and for the Three Months Ended June 30, 2007 and 2006 and the Period July 22, 2005 (inception) to June 30, 2007		4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2007		5

Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006 and the Period July 22, 2005 (inception) to June 30, 2007		6

Notes to Unaudited Condensed Financial Statements		7

Item 2 –	Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 4 –	Controls and Procedures	15

Part II. Other Information

Item 1A –	Risk Factors	16

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 –	Exhibits	16

Signatures		17

Certifications		—

Part I: Financial Information

Item 1 – Financial Statements

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$59,960	$166,527
Cash held in Trust Fund	127,262,006	125,113,007
Prepaid expenses and other current assets	73,142	116,738

Total current assets	127,395,108	125,396,272
Deferred acquisition costs	330,836	145,808
Equipment, net of accumulated depreciation $1,388 and $631, respectively	3,157	3,914

Total assets	$127,729,101	$125,545,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$480,358	$260,076
Notes payable—related party	325,000	—

Total current liabilities	805,358	260,076

Common Stock, subject to possible conversion, 3,232,032 shares at conversion value	25,451,480	25,021,696

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,032 subject to possible conversion)	1,668	1,668
Additional paid-in capital	96,908,319	97,338,103
Earnings accumulated during development stage	4,562,276	2,924,451

Total stockholders’ equity	101,472,263	100,264,222

Total liabilities and stockholders’ equity	$127,729,101	$125,545,994

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2007 and 2006,

And the period July 22, 2005 (inception) to June 30, 2007

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 22, 2005 (inception) to June 30, 2007
Revenue	$—	$—	$—	$—	$—
General, selling and administrative expenses	243,178	196,621	513,921	419,048	1,681,682

Operating Loss	(243,178)	(196,621)	(513,921)	(419,048)	(1,681,682)
Dividend and interest income	1,117,551	1,011,284	2,151,746	1,866,243	6,243,958

Income before provision for income taxes	874,373	814,663	1,637,825	1,447,195	4,562,276
Provision for income taxes	—	133,198	—	252,149	—

Net income	874,373	681,465	1,637,825	1,195,046	4,562,276
Accretion of Trust Fund relating to Common Stock subject to possible conversion	(223,286)	(203,154)	(429,784)	(374,060)	(1,247,124)

Net income attributable to common stockholders	$651,087	$478,311	$1,208,041	$820,986	$3,315,152

Weighted average basic shares outstanding	16,678,713	16,678,713	16,678,713	16,663,234

Weighted average diluted shares outstanding	17,378,713	16,678,713	17,378,713	16,663,234

Basic and diluted income per share	$.04	$.03	$.07	$.05

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Six Months Ended June 30, 2007

	Common Stock		Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’equity
	Shares	Amount
Balance, January 1, 2007	19,910,745	$1,668	$97,338,103	$2,924,451	$100,264,222
Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(429,784)	—	(429,784)
Net income for the six months ended June 30, 2007	—	—	—	1,637,825	1,637,825

Balance, June 30, 2007	19,910,745	$1,668	$96,908,319	$4,562,276	$101,472,263

The accompanying notes are an integral part of these condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2007 and 2006 and

For the Period July 22, 2005 (inception) to June 30, 2007

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 22, 2005 (inception) to June 30, 2007
Cash Flows from Operating Activities
Net income	$1,637,825	$1,195,046	$4,562,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	758	—	1,388
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	43,596	96,533	(73,142)
Increase in accrued expenses	220,282	189,008	480,357

Net cash provided by operating activities	1,902,461	1,480,587	4,970,879

Cash Flows from Investing Activities
Cash held in Trust Fund	(2,148,999)	(10,706,475)	(127,262,006)
Purchase of equipment	—	—	(4,545)

Net cash used in investing activities	(2,148,999)	(10,706,475)	(127,266,551)

Cash Flows from Financing Activities
Payment of deferred acquisition costs	(185,029)	—	(330,836)
Proceeds from sale of stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	120,000,000
Gross proceeds from overallotment option	—	9,285,860	9,285,860
Proceeds from issuance of option	—	—	100
Payment of offering costs	—	(445,727)	(6,949,492)
Proceeds from issuance of notes payable – related party	325,000	—	325,000

Net cash provided by financing activities	139,971	8,840,133	122,355,632

Net (decrease) increase in cash	(106,567)	(385,755)	59,960
Cash at beginning of the period	166,527	1,144,634	—

Cash at end of the period	$59,960	$758,879	$59,960

Supplemental Disclosures of Noncash Transactions:
Accrual of deferred acquisition costs:
Deferred acquisition costs	$312,217	$—	$312,217
Accrued expenses payable	(312,217)	—	(312,217)

	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO JUNE 30, 2007

1.	Interim Financial Information

Endeavor Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of June 30, 2007 and for the period July 22, 2005 (inception) to June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of June 30, 2007, the balance in the Trust Account was $127,262,006, which includes $6,231,772 of cumulative interest and dividends earned since inception of the Trust Account. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% of the aggregate number of shares (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share) of the amount held in the Trust Account) amounting to $25,451,480 has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 unaudited condensed balance sheet.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (July 21, 2007), or 24 months from the consummation of the Offering (December 21, 2007) if certain extension criteria have been satisfied. The extension criteria was satisfied by filing a definitive agreement stating that the Company intends to acquire American Apparel, Inc. and its affiliated companies (collectively “American Apparel”) in an 8K filed with the SEC on December 20, 2006. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

3.	Going Concern and Management Plans	As of June 30, 2007, the Company has negative working capital of $672,256, net of $127,262,006 of which is cash held in the Trust Account. On December 18, 2006, the Company entered into an agreement to acquire an operating entity expected to be consummated in 2007. In order for the Company to continue to fund the operating costs associated with the acquisition, the Company’s officers have agreed to advance the Company enough capital in order to consummate the acquisition. There can be no assurance that the acquisition will be consummated. Should this Business Combination not be consummated, the Company would be required to return the funds held in the Trust Account to holders of shares issued in the Offering, as a mandatory liquidation, pursuant to a plan of dissolution and liquidation approved by stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Notes Payable - Related Party

On March 8, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $75,000 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel or upon demand by the officers. These promissory notes are noninterest bearing.

On April 30, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $87,500 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel, Inc. or upon demand by the officers. These promissory notes are non-interest bearing.

5.	Earnings Per Share	Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock and the dilutive effect of outstanding Units as if exercised. Common shares subject to possible conversion of 3,232,032 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro-rata shares of the trust earnings. The June 30, 2006 earnings per share presentation for the three and six months ended June 30, 2006 was revised to conform with this policy and to the current three and six months presentation. The conversion of the outstanding warrants, totaling 16,160,745, is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” The following is a reconciliation between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Numerator for basic and diluted EPS - net income attributable to common stockholders	$651,087	$478,311	$1,208,041	$820,986
Denominator:
Denominator for basic EPS - weighted average shares outstanding	16,678,713	16,678,713	16,678,713	16,663,234
Effect of dilutive units	700,000	—	700,000	—

Denominator for dilutive EPS - weighted average shares	17,378,713	16,678,713	17,378,713	16,663,234

Basic and diluted EPS	$.04	$.03	$.07	$.05

6.	Commitment and Contingencies

The Company changed office space location and no longer leases from an affiliated company. The new month-to-month lease will be for office space as well as certain office and secretarial services at a rate of $3,000 per month.

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

The Company entered into a consulting agreement with a consultant on July 17, 2006 to perform services through the later of June 15, 2007 if the Company has not announced an acquisition candidate within the initial 18 month period or December 15, 2007 if the Company has signed a letter of intent with a proposed acquisition candidate within the initial 18 month period. The Company pays the consultant a fee of $125,000 per year and the Company will issue to the consultant 12,500 shares of the Company’s common stock upon the closing of the initial business combination by the Company. The Company will also issue to the consultant an additional 12,500 shares of the Company’s common stock six months after closing of the initial business combination by the Company.

7.	Initial Public Offering	On December 21, 2005, the Company sold 15,000,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Company sold an additional 1,160,745 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination or December 15, 2006 and expiring on December 14, 2009. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. There is no cash settlement option for the Warrants. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $10.00 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $703,500 ($2.01 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.7%, (2) risk-free interest rate of 4.43%, (3) expected life of two years and 30 days and (4) dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. There is no cash settlement option for the underwriters’ purchase options, or for the Warrants contained in the units to be purchased by the underwriters.

8.	Pending Acquisition

On December 18, 2006, the Company entered into an agreement and plan of reorganization (“Agreement”) by which it will acquire American Apparel. American Apparel is provider of cotton leisure wear geared toward contemporary metropolitan adults and sold through company-owned retail locations and online.

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

The Company will submit such transaction for stockholder approval. The Company expects that the transaction will be consummated in 2007, after the required approval by its stockholders. As of June 30, 2007, the Company has capitalized $330,836 of acquisition costs in connection with this acquisition. There can be no assurance that the acquisition will be completed.

9.	Uncertain Tax Positions	Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2005 and 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Interim Condensed Financial Statements and footnotes thereto contained in this report.

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

Results of Operations

For the three months ended June 30, 2007, we had a net income of $874,373 consisting of $1,117,551 of dividend and interest income offset by $243,178 of general, selling and administrative expenses.

For the three months ended June 30, 2006, we had a net income of $681,465 consisting of $1,011,284 of dividend and interest income offset by $196,621 of general, selling and administrative expenses and $133,198 of provision for income taxes. State and local taxes were being accrued on the net income through June 30, 2006. After we completed our tax return, it was determined that the interest and dividends on the trust fund were exempt from state and local tax and accordingly such accrual was subsequently reversed.

For the six months ended June 30, 2007, we had a net income of $1,637,825 consisting of $2,151,746 of dividend and interest income offset by $513,921 of general, selling and administrative expenses.

For the six months ended June 30, 2006, we had a net income of $1,195,046 consisting of $1,866,243 of dividend and interest income offset by $419,048 of general, selling and administrative expenses and $252,149 of provision for income taxes. State and local taxes were being accrued on the net income through June 30, 2006. After we completed our tax return, it was determined that the interest and dividends on the trust fund were exempt from state and local tax and accordingly such accrual was subsequently reversed.

For the period from July 22, 2005 (inception) to June 30, 2007, we had a net income of $4,562,276 consisting of $6,243,958 of dividend and interest income offset by $1,681,682 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering on December 21, 2005. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $129,285,959. We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,467, of which $121,030,234 was deposited into the Trust Account and the remaining proceeds of $1,306,233 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Through June 30, 2007, $1,681,682 of expenses were incurred to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. At June 30, 2007, we had current assets (excluding cash held in the Trust Account) of $133,102 and current liabilities of $805,358, leaving us with negative working capital of $672,256, net of $127,262,006 which is cash held in the Trust Account. Our officers have agreed to advance us enough capital in order to consummate the acquisition of American Apparel, Inc. and its affiliated companies “American Apparel” described below.

Our Certificate of Incorporation provides for our mandatory liquidation in the event that we do not consummate a business combination within 18 months from the date of the consummation of the Offering (July 21, 2007), or 24 months from the consummation of the Offering (December 21, 2007) if certain extension criteria have been satisfied. The extension criteria was satisfied by filing a definitive agreement by which the Company intends to acquire American Apparel in an 8K filed with the SEC on December 20, 2006. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the warrants contained in the units sold. There is no assurance the acquisition will be consummated. This raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 8, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $75,000 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel or upon demand by the officers. These promissory notes are noninterest bearing.

On April 30, 2007, the Company borrowed an additional $87,500 from both Jonathan J. Ledecky and Eric J. Watson, our Chairman of the Board and Treasurer for a total of $325,000. These notes are non interest bearing and are payable on demand or at the consummation of the Company’s business combination with American Apparel, Inc.

The Company is incurring a base fee from an unrelated third party of $3,000 per month for providing us with office space and certain general and administrative services.

We entered into a consulting agreement with a consultant on July 17, 2006 to perform services through December 15, 2007. We pay the consultant a fee of $125,000 per year and we will issue to the consultant 12,500 shares of our common stock upon the closing of the initial business combination. We will also issue to the consultant an additional 12,500 shares of our common stock six months after closing of the initial business combination by us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

On December 21, 2005, we closed our initial public offering of 15,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On January 5, 2006, we consummated the closing of an additional 1,160,745 units pursuant to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $129,285,959. Ladenburg Thalmann & Co. Inc. acted as lead manager for the initial public offering and Broadband Capital Management LLC acted as co-manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128440). The Securities and Exchange Commission declared the registration statement effective on December 21, 2005.

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

Dated: August 8, 2007

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)