Form 10-K/A
period 2006-12-31
Endeavor Acquisition Corp.
filed 2007-11-09
CIK 1336545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32697

ENDEAVOR ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	20-3200601
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

970 West Broadway, PMB 402, Jackson, Wyoming	83001
(Address of principal executive offices)	(zip code)

(307) 633-2831

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

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

Documents Incorporated by Reference: None.

Explanatory Note

This amendment on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, initially filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Filing”), includes additional disclosure clarifying (i) the value of our securities held by our officers and directors (Item 13), (ii) the indemnification obligation assumed by certain of our officers and directors (Item 1A and 7), (iii) the liquidation and dissolution process in the event a business combination is not consummated (Items 1 and 1A), (iv) the use of net proceeds not held in trust (Item 7) and (v) our disclosure controls and procedures (Item 9A). This Form 10-K/A also identifies in our beneficial owners table the natural person in ultimate control of the shares held by Prentice Capital Management, LP (Item 12).

Except to the extent modified or updated, this Form 10-K/A has not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Liquidation if no business combination

If we do not complete a business combination by July 21, 2007, or by December 21, 2007 if the extension criteria described below have been satisfied, we will be dissolved pursuant to section 275 of the Delaware General Corporation Law and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to July 21, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 21, 2007, we will then dissolve and liquidate. It is anticipated that, if we are unable to complete the business combination by the applicable date, the following will occur:

•

upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders (we anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods);

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file a preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and 10 to 20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on the plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we would receive their comments 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which cannot be predicted with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on the plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, it is anticipated that our management will advance the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000).

We will not liquidate the trust account unless and until our stockholders approve such plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in the trust account and any remaining net assets as part of our plan of dissolution and liquidation.

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

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed,

the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in the bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Also, in any such case, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in the dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after dissolution, this may be viewed or interpreted as giving preference to the public stockholders over any potential creditors with respect to access to or distributions from our assets. In addition, our board of directors may be viewed as having breached their fiduciary duties to our creditors or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors or complying with certain provisions of the DGCL with respect to the dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

To the extent any bankruptcy or other claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.74 per share.

Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with the foregoing provisions, Section 281(b) of the DGCL requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers to which we owe money and potential target businesses, from all of which we have received agreements waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be significantly limited and the likelihood that any claim would result in any liability extending to the trust is remote. Nevertheless, such agreements may or may not be enforceable. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $7.74 per share held in trust as of December 31, 2006 due to claims of creditors. If we liquidate before the completion of a business combination, Eric J. Watson and Jonathan J. Ledecky have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. While the other officers and directors would be obligated to take steps, including legal action, to enforce the indemnification obligations, there can be no assurance that any such steps will be successful. If Messrs. Watson and Ledecky ultimately do not satisfy their indemnification obligations, the creditors that have not waived their right to make claims against the trust account and successfully establish their claims will be entitled to receive payment from the trust account and payments to them would reduce the amount in the trust account that would be available for distribution to the holders of IPO Shares. As of December 31, 2006, the estimated value of Mr. Watson’s and Mr. Ledecky’s obligation is $25,639, based on cash held outside the trust account of approximately $400,910 and approximately $426,539 owed to parties who have not waived claims against the trust account.

If we do not consummate the business combination with American Apparel or another business by December 21, 2007 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with American Apparel or another business by December 21, 2007, we will dissolve and liquidate. We anticipate that, promptly after such date, the following would occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and 10 to 20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursements thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        If we are unable to complete the business combination with American Apparel or another business, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that are not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

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

The “Use of Proceeds” section of our prospectus in connection with our IPO provided our estimate and projected allocation of how the $1,385,000 held outside of the trust would be used in connection with our search for a potential business combination target and operations and Exchange Act reporting prior to the consummation of a business combination. This estimate included approximately $180,000 payable for office space and administrative fees, $300,000 for due diligence of prospective target businesses, $300,000 related to the expense of a business combination and $80,000 for legal and accounting expenses related to Exchange Act reporting. As a result of the large number of target businesses examined by us and the amount of time that elapsed prior to targeting and entering into a definitive Acquisition Agreement with American Apparel, we expect that some of these estimates will be exceeded. Additionally, legal and accounting expenses related to Exchange Act reporting through December 31, 2006 of $156,650 were higher than projected.

Our Certificate of Incorporation provides for our mandatory liquidation in the event that we do not consummate a business combination within 18 months from the date of the consummation of the Offering (July 21, 2007), or 24 months from the consummation of the Offering (December 21, 2007) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the warrants contained in the units sold. Messrs. Watson and Ledecky will be personally liable under certain circumstances (for example, if a vendor successfully makes a claim against funds in the trust account) to ensure that the proceeds in the trust account are not further reduced by the claims of prospective target businesses and vendors or other entities that are owed money by us for services rendered or products sold to us. As of December 31, 2006, the estimated value of Mr. Watson’s and Mr. Ledecky’s obligation is $25,639, based on cash held outside the trust account of approximately $400,910 and approximately $426,539 owed to parties who have not waived claims against the trust account.

The mandatory liquidation described above raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

ITEM 9A. CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Jonathan J. Ledecky	1,775,000	8.9%

Eric J. Watson	1,775,000(2)	8.9%

Jay H. Nussbaum	40,000	*

Kerry Kennedy(3)	40,000	*

Robert B. Hersov(4)	40,000	*

Edward J. Mathias(5)	40,000	*

Richard Y. Roberts(6)	40,000	*

T. Rowe Price Associates, Inc.(7)	1,557,600(8)	7.8%

JLF Asset Management, L.L.C.(9)	1,027,467(10)	5.2%

Fir Tree, Inc.(11)	1,964,200(12)	9.9%

Prentice Capital Management, LP(13)	1,000,000(14)	5.0%

Steven A. Cohen(15)	1,751,550(16)	8.7%

Gilder, Gagnon, Howe & Co. LLC (17)	1,082,043(18)	5.4%

FMR Corp.(19)	2,709,133(20)	13.6%

All directors and executive officers as a group (seven individuals)	3,750,000	18.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 7 Times Square, 17th Floor, New York, New York 10036.
(2)	These shares are held by Tower Trust, a trust established for the benefit of Mr. Watson and his family.
(3)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.
(4)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(5)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(6)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.
(7)	The business address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(8)	Represents shares of common stock held by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2007.
(9)	The business address of JLF Asset Management, L.L.C. is 2775 via de la Valle, Suite 204, Del Mar, CA 92014.
(10)	Jeffrey L. Feinberg is the managing member of JLF Asset Management, L.L.C. The foregoing information was derived from a Schedule 13G filed with the SEC on January 29, 2007.
(11)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(12)	Represents (i) 1,452,519 shares of common stock held by Sapling, LLC and (ii) 511,681 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on March 17, 2006.
(13)	The business address of Prentice Capital Management, LP is 623 Fifth Avenue, 32nd Floor, New York, New York 10022.
(14)	Represents shares held by investment funds for which Prentice Capital Management serves as investment manager. Michael Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice Capital Management. The foregoing information was derived from a Schedule 13G filed with the SEC on May 17, 2006.
(15)	The business address of Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902.
(16)	Represents shares of common stock held by entities controlled by Mr. Cohen. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2007.
(17)	The business address of Gilder, Gagnon, Howe & Co. LLC is 1775 Broadway, 26th Floor, New York, New York 10019.
(18)	Represents 997,758 shares of common stock held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 55,543 shares of common stock held in accounts owned by the partners of Gilder, Gagnon, Howe & Co. LLC and their families, and 28,742 shares of common stock held in the account of the profit-sharing plan of Gilder, Gagnon, Howe & Co. LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on March 12, 2007.
(19)	The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(20)	Represents shares of common stock under control of FMR Corp. and Edward C. Johnson 3d., its chairman. The foregoing information was derived from a Schedule 13G filed with the SEC on March 12, 2007.

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

The value of the Founder Shares held by each of our officers and directors, based on the market price as of November 7, 2007 and without considering the risk that such shares will become worthless in the event a business combination is not consummated, is as follows:

Officer or Director	Founder Shares	Value as of November 7, 2007
Eric J. Watson	1,775,000	$21,868,000
Jonathan J. Ledecky	1,775,000	$21,868,000
Jay H. Nussbaum	40,000	$492,800
Kerry Kennedy	40,000	$492,800
Robert B. Hersov	40,000	$492,800
Edward J. Mathias	40,000	$492,800
Richard Y. Roberts	40,000	$492,800

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2007.

ENDEAVOR ACQUISITION CORP.

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President and Secretary
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric J. Watson Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)	November 9, 2007

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	November 9, 2007

Jay H. Nussbaum	Director

/s/ Kerry Kennedy Kerry Kennedy	Director	November 9, 2007

Robert B. Hersov	Director

/s/ Edward J. Mathias Edward J. Mathias	Director	November 9, 2007

/s/ Richard Y. Roberts Richard Y. Roberts	Director	November 9, 2007