Form 10-Q
period 2007-09-30
Endeavor Acquisition Corp.
filed 2007-11-09
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to

Commission File Number 001-32697

Endeavor Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-3200601
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson, Wyoming 83001

(Address of Principal Executive Office)

(307) 633-2831

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

As of November 9, 2007, 19,910,745 shares of common stock, par value $.0001 per share, were issued and outstanding.

Endeavor Acquisition Corp.

(a development stage enterprise)

Page
Part I: Financial Information:

Item 1 – Financial Statements:	3

Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006 and the Period July 22, 2005 (inception) to September 30, 2007	4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2007	5

Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006 and the Period July 22, 2005 (inception) to September 30, 2007	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 4 – Controls and Procedures	15

Part II. Other Information

Item 1A – Risk Factors	16

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 – Exhibits	16

Signatures	17

Certifications

Part I: Financial Information

Item 1—Financial Statements

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$101,007	$166,527
Cash held in Trust Fund	128,374,498	125,113,007
Prepaid expenses and other current assets	28,476	116,738

Total current assets	128,503,981	125,396,272
Deferred acquisition costs	431,314	145,808
Equipment, net of accumulated depreciation $1,767 and $631, respectively	2,777	3,914

Total assets	$128,938,072	$125,545,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$599,241	$260,076
Notes payable—related party	475,000	—

Total current liabilities	1,074,241	260,076

Common Stock, subject to possible conversion, 3,232,148 shares at conversion value	25,673,970	25,021,696

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 75,000,000 shares, issued and outstanding 19,910,745 shares (less 3,232,148 subject to possible conversion)	1,668	1,668
Additional paid-in capital	96,685,829	97,338,103
Earnings accumulated during development stage	5,502,364	2,924,451

Total stockholders’ equity	102,189,861	100,264,222

Total liabilities and stockholders’ equity	$128,938,072	$125,545,994

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2007 and 2006,

And the period July 22, 2005 (inception) to September 30, 2007

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period July 22, 2005 (inception) to September 30, 2007
Revenue	$—	$—	$—	$—	$—
General, selling and administrative expenses	172,404	286,512	686,325	705,560	1,854,086

Operating Loss	(172,404)	(286,512)	(686,325)	(705,560)	(1,854,086)
Dividend and interest income	1,112,492	1,031,673	3,264,238	2,897,916	7,356,450

Income before provision for income taxes	940,088	745,161	2,577,913	2,192,356	5,502,364
Benefit for income taxes	—	252,148	—	—	—

Net income	940,088	997,309	2,577,913	2,192,356	5,502,364
Accretion of Trust Fund relating to Common Stock subject to possible conversion	(222,490)	(205,725)	(652,274)	(579,786)	(1,469,614)

Net income attributable to common stockholders	$717,598	$791,584	$1,925,639	$1,612,570	$4,032,750

Weighted average basic shares outstanding	16,678,713	16,678,713	16,678,713	16,668,470

Weighted average diluted shares outstanding	16,739,305	16,678,713	16,748,738	16,668,470

Basic income per share	$.04	$.05	$.12	$.10

Diluted income per share	$.04	$.05	$.11	$.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Nine Months Ended September 30, 2007

	Common Stock		Additional paid- in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 1, 2007	19,910,745	$1,668	$97,338,103	$2,924,451	$100,264,222
Accretion of Trust Fund relating to Common Stock subject to possible conversion	—	—	(652,274)	—	(652,274)
Net income for the nine months ended September 30, 2007	—	—	—	2,577,913	2,577,913

Balance, September 30, 2007	19,910,745	$1,668	$96,685,829	$5,502,364	$102,189,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endeavor Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2007 and 2006 and

For the Period July 22, 2005 (inception) to September 30, 2007

	For the Nine months ended September 30, 2007	For the Nine months ended September 30, 2006	For the period July 22, 2005 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net income	$2,577,913	$2,192,356	$5,502,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,137	252	1,767
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	88,262	120,922	(28,476)
Increase in accrued expenses	53,659	148,778	167,927

Net cash provided by operating activities	2,720,971	2,462,308	5,643,582

Cash Flows from Investing Activities
Cash held in Trust Fund	(3,261,491)	(11,735,137)	(128,374,498)
Purchase of equipment	—	(4,545)	(4,545)

Net cash used in investing activities	(3,261,491)	(11,739,682)	(128,379,043)

Cash Flows from Financing Activities
Proceeds from sale of stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	120,000,000
Gross proceeds from overallotment option	—	9,285,860	9,285,860
Proceeds from issuance of option	—	—	100
Payment of offering costs	—	(445,727)	(6,949,492)
Proceeds from issuance of notes payable – related party	475,000	—	475,000

Net cash provided by financing activities	475,000	8,840,133	122,836,468

Net (decrease) increase in cash	(65,520)	(437,241)	101,007
Cash at beginning of the period	166,527	1,144,634	—

Cash at end of the period	$101,007	$707,393	$101,007

Supplemental Disclosures of Noncash Transactions:
Accrual of deferred acquisition costs:
Deferred acquisition costs	$285,506	$—	$431,314
Accrued expenses payable	(285,506)	—	(431,314)

	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDEAVOR ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND

THE PERIOD JULY 22, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

1. Interim Financial Information

Endeavor Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and for the period July 22, 2005 (inception) to September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $121,030,234 of the net proceeds from the initial public offering and the exercise of the underwriters’ overallotment option was deposited and is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. As of September 30, 2007, the balance in the Trust Account was $128,374,498, which includes $7,344,264 of cumulative interest and dividends earned since inception of the Trust Account. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $25,673,970 has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 unaudited condensed balance sheet.

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

3. Going Concern and Management Plans

As of September 30, 2007, the Company has negative working capital of $944,758, net of $128,374,498 of which is cash held in the Trust Account. On December 18, 2006, the Company entered into an agreement to acquire an operating entity expected to be consummated in 2007. In order for the Company to continue to fund the operating costs associated with the acquisition, the Company’s officers have agreed to advance the Company enough capital in order to consummate the acquisition. There can be no assurance that the acquisition will be consummated. Should this Business Combination not be consummated, the Company would be required to return the funds held in the Trust Account to holders of shares issued in the Offering, as a mandatory liquidation, pursuant to a plan of dissolution and liquidation approved by stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Notes Payable—Related Party

On March 8, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $75,000 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel or upon demand by the officers. These promissory notes are noninterest bearing.

On April 30, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $87,500 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel or upon demand by the officers. These promissory notes are non-interest bearing.

On August 31, 2007, the Company borrowed funds from two of the Company’s officers. The Company issued two promissory notes in the amount of $75,000 each. The principal balance of these notes shall be repayable on the earlier of the consummation of the Company’s business combination with American Apparel or upon demand by the officers. These promissory notes are non-interest bearing.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock and the dilutive effect of outstanding Units as if exercised. Common shares subject to possible conversion of 3,232,148 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro-rata shares of the trust earnings. The September 30, 2006 earnings per share presentation for the three and nine months ended September 30, 2006 was revised to conform with this policy and to the current three and nine months presentation. The conversion of the outstanding warrants, totaling 16,160,745, is contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” The following is a reconciliation between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Numerator for basic and diluted EPS—net income attributable to common stockholders	$717,598	791,584	1,925,639	1,612,570

Denominator:
Denominator for basic EPS—weighted average shares outstanding	16,678,713	16,678,713	16,678,713	16,668,470
Effect of dilutive units	60,592	—	70,025	—

Denominator for dilutive EPS—weighted average shares	16,739,305	16,678,713	16,748,738	16,668,470

Basic EPS	$.04	$.05	$.12	$.10

Diluted EPS	$.04	$.05	$.11	$.10

6. Commitment and Contingencies

The Company has previously been incurring a fee from Ironbound Partners Fund LLC, an affiliate of Jonathan J. Ledecky, our president and secretary, of $7,500 per month for providing the Company with office space and certain general and administrative services. This relationship has been terminated as of January 1, 2007. The Company entered into a month to month lease agreement with an unaffiliated party for the period January 1, 2007 through April 30, 2007. The Company subsequently paid rent expense from May 1, 2007 to September 30, 2007 as needed. During the three and nine months ended September 30, 2007 the Company incurred $0 and $12,000 rent expense, respectively. As of November 1, 2007 the Company will lease office space for the benefit of their consultants from an unaffiliated party at the cost of $2,500 per month.

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

In December 2006, the Company retained the services of ICR, LLC (“ICR”) as an investor relations consultant to assist the Company in developing and disseminating investor presentations and communications. The Company pays ICR a fee of $12,000 per month, plus expenses, and will issue ICR 9,700 shares of the Company’s common stock upon consummation of the pending acquisition (see Note 8).

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

In exchange for a 100% equity of American Apparel, the Company will issue 32,258,065 shares of its common stock (“Transaction Shares”), subject to downward adjustment based on American Apparel’s net debt immediately prior to closing of the acquisition. 8,064,516 of the Transaction Shares will be placed into escrow to secure the Company’s indemnity rights under the Agreement. The Agreement also provides for a $2.5 million cash pool to be available for the granting of bonuses to management employees immediately following the closing of the acquisition. American Apparel also will be permitted to repay at the closing of the acquisition loans made to American Apparel by certain of its directors, officers and employees in an aggregate amount of approximately $15,000,000. The Company also will adopt a performance equity plan under which an aggregate of approximately 2,710,000 shares will be available for grant under options and restricted stock awards to employees.

The Company will submit such transaction for stockholder approval. The Company expects that the transaction will be consummated in December 2007, after the required approval by its stockholders. As of September 30, 2007, the Company has capitalized $431,314 of acquisition costs in connection with this acquisition. There can be no assurance that the acquisition will be completed.

On November 6, 2007, the Company entered into an amended Acquisition Agreement (“Amended Agreement”) under which the number of Transaction Shares issued by the Company at the closing of the acquisition increased from 32,258,065 to 37,258,065 while at the same time increasing the level of American Apparel’s net debt above which there would be a downward adjustment in the number of shares issued at the closing of the acquisition from $110 million to $150 million. The Amended Agreement also increased the size of the 2007 performance equity plan from 2,710,000 shares to 7,710,000 shares and provides that stock awards for an aggregate of 2,710,000 shares would be allocated and issued thereunder after consummation of the closing and upon filing of an effective registration statement.

9. Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2005 and 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Results of Operations

For the three months ended September 30, 2007, we had a net income of $940,088 consisting of $1,112,492 of dividend and interest income offset by $172,404 of general, selling and administrative expenses.

For the three months ended September 30, 2006, we had a net income of $997,309 consisting of $1,031,673 of dividend and interest income offset by $286,512 of general, selling and administrative expenses and $252,148 of benefit for income taxes. State and local taxes were being accrued on the net income through September 30, 2006. After we completed our tax return, it was determined that the interest and dividends on the trust fund were exempt from state and local tax and accordingly such accrual was subsequently reversed.

For the nine months ended September 30, 2007, we had a net income of $2,577,913 consisting of $3,264,238 of dividend and interest income offset by $686,325 of general, selling and administrative expenses.

For the nine months ended September 30, 2006, we had a net income of $2,192,356 consisting of $2,897,916 of dividend and interest income offset by $705,560 of general, selling and administrative expenses.

For the period from July 22, 2005 (inception) to September 30, 2007, we had a net income of $5,502,364 consisting of $7,356,450 of dividend and interest income offset by $1,854,086 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering on December 21, 2005. On January 5, 2006, we consummated the closing of an additional 1,160,745 units which were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $129,285,959. We paid a total of $6,205,726 in underwriting discounts and commissions and $743,766 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $122,336,467, of which $121,030,234 was deposited into the Trust Account and the remaining proceeds of $1,306,233 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Through September 30, 2007, $431,314 of expenses were incurred to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. At September 30, 2007, we had current assets (excluding cash held in the Trust Account) of $129,483 and current liabilities of $1,074,241, leaving us with negative working capital of $944,758, net of $128,374,498 which is cash held in the Trust Account. Our officers have agreed to advance us enough capital in order to consummate the acquisition of American Apparel, Inc. and its affiliated companies (“American Apparel”) described below.

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

On April 30, 2007, the Company borrowed an additional $87,500 from both Jonathan J. Ledecky and Eric J. Watson, our Chairman of the Board and Treasurer. These promissory notes are non interest bearing and are payable on demand or at the consummation of the Company’s business combination with American Apparel.

On August 8, 2007, the Company borrowed an additional $75,000 from both Jonathan J. Ledecky and Eric J. Watson, our Chairman of the Board and Treasurer. These promissory notes are non interest bearing and are payable on demand or at the consummation of the Company’s business combination with American Apparel.

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

In December 2006, we retained the services of ICR, LLC (“ICR”) as an investor relations consultant to assist us in developing and disseminating investor presentations and communications. We pay ICR a fee of $12,000 per month, plus expenses, and will issue ICR 9,700 shares of our common stock upon consummation of the acquisition of American Apparel.

On December 18, 2006, we entered into an Agreement by which we will acquire American Apparel. In exchange for all of the securities of the American Apparel companies outstanding immediately prior to the acquisition, we will issue 32,258,065 Transaction Shares, subject to downward adjustment based on American Apparel’s net debt immediately prior to closing of the acquisition. 8,064,516 of the Transaction Shares will be placed into escrow to secure our indemnity rights under the Agreement. The Agreement also provides for a $2,500,000 cash pool to be available for the granting of bonuses to management employees immediately following the closing of the acquisition. American Apparel also will be permitted to repay at the closing of the acquisition loans made to American Apparel by certain of its directors, officers and employees in an aggregate amount of approximately $15,000,000. We also will adopt a performance equity plan under which an aggregate of approximately 2,710,000 shares will be available for grant under options and restricted stock awards to employees.

On November 6, 2007, we entered into an amended Acquisition Agreement (“Amended Agreement”) under which we increased the number of Transaction Shares we will issue at the closing of the acquisition from 32,258,065 to 37,258,065 while at the same time increasing the level of American Apparel’s net debt above which there would be a downward adjustment in the number of shares issued at the closing of the acquisition from $110 million to $150 million. The Amended Agreement also increased the size of the 2007 performance equity plan from 2,710,000 shares to 7,710,000 shares and provides that stock awards for an aggregate of 2,710,000 shares to 7,710,000 shares and provides that stock awards for an aggregate of 2,710,000 shares would be allocated and issued thereunder after consummation of the closing and upon filing of an effective registration statement.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Dated: November 9, 2007

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)