Form 10-K
period 2007-12-31
AMERICAN APPAREL, INC
filed 2008-03-17
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-32697

American Apparel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200601
(State of Incorporation)	(I.R.S. Employer Identification No.)

747 Warehouse Street

Los Angeles, California 90021-1106

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (213) 488-0226

Securities registered pursuant to Section 12(b) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant* Common Stock, par value $.0001 per share Warrants to purchase shares of Common Stock*	American Stock Exchange American Stock Exchange American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

*	The Warrants were redeemed and, as a result, the Units and the Warrants ceased to be registered, pursuant to Section 12(b), on March 7, 2008.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $190,696,791 based upon the last price reported for such date in the Amex-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 71,116,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference into Part III herein. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2008 Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions.

Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial condition and operating results;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Annual Report on Form 10-K underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Item 1a and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”) and include, without limitation, the following:

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion, both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that the Company’s suppliers and manufacturers may not timely produce or deliver the Company’s products;

•	loss of or reduction in sales to the Company’s wholesale or retail customers or financial nonperformance by the Company’s wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•

changes in preferences in apparel or fashion trends or the acceptance or performance of the Company’s products in the prevailing retail environment and the Company’s ability to successfully anticipate such changes;

•	changes in consumer spending patterns or the overall level of consumer spending;

•	the availability of store locations at appropriate terms and the Company’s ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	fluctuations in comparable store sales and margins;

•	the Company’s ability to successfully implement its strategic, operating and personnel initiatives;

•	the Company’s relationships with its lenders and its ability to comply with the terms of its existing debt facilities;

•	adverse changes in the Company’s credit ratings and any related impact on financing costs and structure;

•

risks associated with the Company’s foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	continued compliance with U.S. and foreign government regulations, legislation and regulatory environments, including environmental, labor and occupational health and safety laws and regulations;

•	the risk that IT systems changes may disrupt the Company’s supply chain or operations;

•	litigation and other inquiries and investigations, including the risk that the Company or its officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits;

•	ability to effectively manage inventory and inventory reserves;

•	changes in key personnel;

•	costs as a result of operating as a public company; and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

Background of American Apparel, Inc.

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. Pursuant to the Acquisition, Old American Apparel merged with and into AAI Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of the Company and changed its name to American Apparel (USA), LLC.

The Acquisition was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. Accordingly, historical information, including historical financial information and the historical description of our business, for periods and dates prior to December 12, 2007, include information for Old American Apparel and its affiliated companies.

Unless the context requires otherwise, all references in this report to the “Company,” “American Apparel,” “we,” “our,” and “us” refer to American Apparel, Inc., a Delaware corporation, together with its wholly owned subsidiary, American Apparel USA, (LLC), and its other direct and indirect subsidiaries.

Overview

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel based in downtown Los Angeles, California. As of December 31, 2007, American Apparel operated 182 retail stores in 13 countries, including the United States, Canada, Mexico, United Kingdom, France, Germany, Italy, the Netherlands, Sweden, Switzerland, Israel, Japan and South Korea. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to its retail stores and wholesale operations, American Apparel operates an online retail e-commerce website at store.americanapparel.net.

American Apparel currently has the following domestic subsidiaries: American Apparel, LLC, American Apparel (USA), LLC, American Apparel Retail, Inc., American Apparel Dyeing and Finishing, Inc., and KCL Knitting, LLC. Additionally, American Apparel operates its retail and wholesale business through the following direct and indirect foreign subsidiaries: American Apparel Canada Wholesale Inc., American Apparel Canada Retail Inc., Fresh Air Freight, Inc., American Apparel Deutschland GmbH, American Apparel Spain, S.L., American Apparel Italia SRL, American Apparel (UK) Ltd., American Apparel (Carnaby) Limited, American Apparel Mexico SdeRLde CV, American Apparel Mexico Labor, SdeRLde CV, American Apparel Japan Yugen Kaisha, American Apparel Korea Co., Ltd., American Apparel Australia Pty, Ltd., and American Apparel Retail (Israel), Ltd.

American Apparel operates principally out of its 800,000 square foot facility in downtown Los Angeles, which houses its executive offices, as well as its cutting, sewing, and distribution operations. American Apparel operates a knitting facility in Los Angeles, a dyeing and finishing facility in Hawthorne, California, and a sewing, dyeing and finishing facility in South Gate, California. The Company’s domestic manufacturing operations allow American Apparel to quickly respond to customer demand and react faster to changing fashion trends. The Company’s products are noted for their quality and fit, and the Company’s edgy, distinctive branding has differentiated it in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.

Old American Apparel was founded in 1998. Since inception, American Apparel has operated its wholesale business. In October 2003, American Apparel opened its first retail store in Los Angeles. In 2004, American Apparel began its online retail operations, and opened its first stores in Canada and Europe. In 2005, American Apparel opened its first store in Asia.

Business Segments

The business segments of the Company are U.S. Retail, U.S. Wholesale, Canada, and International. The Company believes this scheme of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Retail segment includes the Company’s retail operations in the U.S. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online operations in the U.S. The Canada business segment includes retail, wholesale and online operations in Canada. The International segment includes retail, wholesale and online operations outside of the U.S. and Canada. The business segments’ results exclude corporate overhead costs, which consist of the shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2007, 2006 and 2005 are included in Note 18 to the Consolidated Financial Statements contained herein.

In 2007, 29.9% of our net revenue was generated from U.S. Retail operations, 37.3% from U.S. Wholesale operations, 11.0% from Canada Operations and 21.8% from International operations. Total net revenue for 2007 was $387 million and total net earnings for 2007 were $15.5 million. After giving effect to the conversion from an S Corporation to a C Corporation net earnings for 2007 were $9.5 million (unaudited).

Core Business Strengths

American Apparel has relied on a number of core business strengths that it believes have contributed to its past success and will contribute to its future growth:

Design Vision

American Apparel’s design vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles offered year-round in a wide variety of colors at reasonable prices. Since its founding, American Apparel has operated with the belief that there is a large potential market among young adults for well-designed, high-quality, fashion essentials. Led by Dov Charney, the Company’s in-house creative team has carefully developed the Company’s product line.

Advertising and Branding

American Apparel attracts customers through internally-developed, edgy, high-impact, visual advertising campaigns which use print, outdoor, in-store, and electronic communication vehicles. These advertising campaigns communicate a distinct brand image that differentiates the Company from its competitors and seek to establish a connection with the Company’s customers. The Company’s retail stores are an important part of American Apparel’s branding and convey a modern, internationalist lifestyle. At various times, the Company has also drawn attention to the “Made in USA” nature of its products and the “Sweatshop Free” environment in which the Company’s garments are produced.

Speed to Market

The Company’s vertically integrated business model, with manufacturing and various other elements of the Company’s business processes centered in downtown Los Angeles, allows the Company to play a role in originating and defining new and innovative trends in fashion, while enabling the Company to quickly respond to market and customer demand for classic styles and new products. For the Company’s wholesale operations, being able to fulfill large orders with quick turn-around allows American Apparel to win business. The ability to respond to the market quickly means that the Company’s retail operations can deliver in-trend apparel in a timely manner, adhere to a policy of not discounting product at retail stores and maximize sales on popular styles by replenishing product that would have otherwise sold out.

Quality

American Apparel prides itself on its use of quality fabrics. American Apparel has an active quality control department that oversees the in-house production of fabric at its own knitting facility. The quality control department also supervises outside knitting contractors who work to the Company’s strict specifications. The quality control department watches closely over the cutting, sewing, dyeing and finishing of our garments at our Los Angeles area facilities. Because cutting and sewing operations are conducted mostly in-house, American Apparel believes it has the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities. In December 2007, the Company acquired a garment dyeing and finishing facility in the Los Angeles area that is capable of dyeing completely sewn garments. The new facility began production in January 2008 and will further enhance American Apparel’s capability for in-house quality control.

Broad Appeal

While initially targeted towards young, metropolitan adults in the U.S., the clean, simple styles and quality of the Company’s garments have helped American Apparel appeal to various demographics around the world. The Company believes that its appeal has been augmented by, and should continue to benefit from, growing trends toward casual attire and higher quality apparel.

Growth Strategy

As American Apparel continues to expand through organic growth, internal initiatives and future acquisitions, it will incur additional material expenses. Two of the key areas in which such increased expenses will likely occur are cost of sales and new merchandise development. Also, as previously noted, in order to grow retail sales, American Apparel will have to open new retail locations and hire additional retail personnel to service new retail stores. In order to grow the wholesale distribution channel, American Apparel will have to hire new sales personnel to service new geographic territories.

To support new merchandise development, expenses will increase as American Apparel designs new products in existing and new categories.

Ongoing infrastructure investment also may be required to support growth. This may include expenditures for new buildings, machinery and equipment, upgraded information systems and enhancement of the management team.

To reduce the impact of additional material expenses on earnings, American Apparel will have to look for ways to improve productivity of current manufacturing operations and to enhance other operating procedures. One of the initiatives already underway is the implementation of an enterprise resource planning (ERP) system that is expected to realize gains in operation efficiencies in a number of enterprise-wide processes including inventory and production management.

American Apparel has developed a growth strategy that is designed to capitalize on its strengths. The principal elements of this growth strategy are:

Store Expansion

The Company’s growth strategy and the success of our business depends in part on the opening of new American Apparel retail stores, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. American Apparel is committed to expanding its presence in the U.S. while significantly increasing its store footprint in markets throughout Europe and Asia. The Company expanded our store base by 35 net new stores in fiscal 2007. As of February 29, 2008, the Company has signed leases for an additional 28 store locations that the Company expects to open in 2008. American Apparel evaluates proposed sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. The Company’s experience in overseas markets to date suggests that American Apparel’s brand concept is readily transferable to new markets.

New Merchandise Introduction

As American Apparel expands beyond its original product offering of t-shirts, the Company is increasing the options available to its growing customer base. American Apparel has strategically expanded its product offerings and intends to continue to introduce new merchandise to complement its existing products and draw in new customers, including denim, sweaters, jackets, and other products.

Continue In-Sourcing Manufacturing Processes

American Apparel has explored making strategic acquisitions to consolidate its manufacturing operations and continue to produce high quality products. In December 2007, the Company expanded operations into a new facility where, commencing January 2008, it began cutting, sewing and garment dyeing a portion of its production. American Apparel believes that bringing certain elements of its production process in-house affords the Company the opportunity to exert higher quality control while also lowering production costs. American Apparel intends to continue to pursue strategic opportunities to further consolidate its operations while maintaining its “Made in USA” status.

Improve Information Systems

American Apparel plans to implement an enterprise resources planning (“ERP”) system to replace, enhance and integrate many elements of its current information systems. The Company currently operates a number of unrelated information technology systems which has resulted in operational inefficiencies and increased cost. The implementation of this new system is a multi-phased project, with the first phase (covering manufacturing and production planning) anticipated to be completed by the end of the first quarter of 2008. Beyond the implementation of this ERP system, American Apparel believes that a continued focus on enhancing its information systems will help optimize operations.

Manufacturing Operations

American Apparel conducts all of its manufacturing operations in the Los Angeles metropolitan area, and principally at its cutting and sewing facility in downtown Los Angeles. In January 2008 the Company began cutting, sewing, and garment dyeing a portion of its output in a new facility in the Los Angeles metropolitan area, acquired in December 2007.

American Apparel purchases yarn which is sent to knitters to be knit into greige fabric, which is fabric that is not dyed or otherwise processed. The Company currently conducts a portion of its knitting operations in-house at its knitting facility in Los Angeles. The Company operates circular and flat knitting machines at this facility, producing jersey, piqué, fleece and ribbing using cotton and cotton/polyester yarns. The Company also utilizes third-party commission knitters. The Company’s knitting facility knits approximately a third of the total fabric used in American Apparel’s garments, and employed a staff of 77 people, as of December 31, 2007.

Knitted greige fabric produced at the Los Angeles facility or other commission knitters is batched for bleaching and dyeing and then taken to the Company’s dyeing and finishing facility, or other commission dyers. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. The Company’s dyeing and finishing facility in the Los Angeles metropolitan area dyes approximately a third of the total fabric used in American Apparel’s garments, and employed a staff of 126 people, as of December 31, 2007.

Most fabric is shipped to the Company’s primary manufacturing facility in downtown Los Angeles where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Some fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from 5-15 operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective merchandise. American Apparel also manufactures some hosiery in-house at this facility, where it does knitting, inspection, and packing, and uses off-site contractors for washing and boarding. Approximately 3,200 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility as of December 31, 2007.

American Apparel purchases yarn and other raw materials from a variety of vendors over time. American Apparel does not have any major suppliers of raw materials that it relies on exclusively to support its production process. The inputs that American Apparel uses are produced competitively by a large number of potential suppliers. Since the inputs are commodity in nature, American Apparel believes that it could easily source its inputs from other vendors if its current suppliers were not able to meet its needs.

American Apparel maintains a warehouse and distribution center at its downtown Los Angeles facility where it stores fabric rolls, trims, and finished goods. The Company also maintains warehouses in Montreal, Quebec, and Neuss, Germany.

Retail

As of December 31, 2007, the Company’s retail operations consisted of 182 retail stores in 13 countries, including the United States, Canada, Mexico, England, Germany, France, Italy, the Netherlands, Sweden, Switzerland, Israel, Japan, and South Korea. American Apparel opened its first retail location in October 2003, in the Echo Park neighborhood of Los Angeles, California. American Apparel’s retail operations principally target young adults aged 21 to 32 through its unique assortment of fashionable clothing and accessories and its compelling in-store experience. American Apparel has established a reputation with its customers, who are culturally sophisticated, creative, and independent-minded. The product offering includes women’s and men’s basic apparel and accessories, as well as new lines for children and pets. Stores average approximately 2,500-3,000 square feet of selling space. American Apparel’s stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.

American Apparel seeks to instill enthusiasm and dedication in store management personnel and sales associates through regular communication with the stores. Store personnel receive minimum hourly compensation and receive discretionary incentive compensation based on meeting sales and profitability benchmarks.

In September 2007, American Apparel began operations of a test retail concept named California Select— Vintage & More, which primarily sells fashionable vintage apparel not manufactured by American Apparel, along with other merchandise. As of December 31, 2007, American Apparel operated three California Select— Vintage & More stand alone locations: Cologne, Germany; Berlin, Germany, and Echo Park, Los Angeles. American Apparel has not yet determined its long-term plans for this concept.

Wholesale

The Company’s wholesale operations sell to over a dozen authorized distributors and 10,000 screen printers and advertising specialty companies. These screen printers and advertising specialty companies decorate our blank product with corporate logos, brands and other images. American Apparel’s wholesale customers sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including companies, sporting venues, concert promoters, athletic leagues, and educational institutions, among others. In order to better serve customers, American Apparel allows customers to order products by the piece, by the dozen, or in full case quantities. American Apparel also, to a lesser extent, fulfills custom and private-label orders. American Apparel does not have any major customers who account for ten percent or more of total consolidated net sales.

To serve its wholesale customers, American Apparel operates a call center out of its Los Angeles headquarters. The call center is staffed with approximately 50 customer service representatives initiating sales calls, answering incoming phone calls, emails, and faxes, assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. On average, the call center receives 800 calls daily and operates from Monday to Friday, 7am to 6pm, Pacific Time (“PT”).

While American Apparel operates primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet future demand, the Company’s in-house manufacturing capacity also allows American Apparel to fulfill large orders in a timely fashion. American Apparel capitalizes on its inventory position by providing a quick turn-around on customer orders. Credit approved orders to be shipped by ground service are generally shipped the same day when received before 4:30pm PT while those to be shipped by air are generally shipped the same day when received by 3:30pm PT. The majority of American Apparel’s wholesale and internet consumer orders are processed within these parameters. For these reasons, American Apparel does not typically maintain a large backlog of orders.

Online Consumer Sales

Since 2004, American Apparel has operated an online consumer e-commerce website at store.americanapparel.net, which offers the Company’s products for purchase. This e-commerce website has localized storefronts for the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, Korea, and Australia. For segment reporting purposes U.S. online sales are included in the U.S. Wholesale segment. Canada online sales are included in the Canada business segment and overseas online retail sales are included in the International business segment.

Brand, Advertising, and Marketing

American Apparel’s advertising and direct marketing initiatives have been developed to elevate brand awareness, increase customer acquisition and retention and support key growth strategies. American Apparel’s in-house creative team works to create edgy, high-impact, provocative ads which are produced year-round and are featured in leading national and local lifestyle publications, on billboards, and on specialty online websites. American Apparel maintains a photo studio at its headquarters. Content for American Apparel’s website and online store are also generated internally at American Apparel. While the primary intent of this advertising is to support American Apparel’s retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising.

For its wholesale operations, American Apparel takes advantage of industry trade shows as an opportunity to expand and enhance customer relationships, exhibit its product offerings and share new promotions with customers. American Apparel participates in approximately two dozen trade shows annually. American Apparel also produces print catalogs of its wholesale products, designed to be of the standard of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products.

Product Development

American Apparel employs an in-house staff of designers and creative professionals to develop updated versions of timeless, iconic styles. Led by Dov Charney, this team takes its inspiration from classic styles of the past, as well as the latest emerging fashion trends. American Apparel’s design team will often continue to update or renew a style long after its launch.

Intellectual Property

American Apparel trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. In the United States, American Apparel is the registered owner of the “American Apparel®,” “Classic Girl®,” “Standard American®,” “Classic Baby®,” and “Sustainable Edition®” trademarks, among others.

Competition

The specialty retail, online retail and wholesale apparel businesses are each highly competitive. The apparel industry is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. American Apparel believes that its emphasis on quality fashion essentials mitigates these factors.

American Apparel’s retail operations compete on the basis of the well chosen location of the stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered, and price for goods of similar brand name quality. While American Apparel believes that the fit and quality of its garments, as well as the broad variety of colors and styles of casual fashion essentials that it offers, helps differentiate it, it competes against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of these companies have substantially greater name recognition than American Apparel. Many of these companies also have greater financial, marketing, and other resources when compared to American Apparel.

The wholesale business competes with numerous wholesale companies based on the quality, fashion, availability, and price of our wholesale product offerings. These companies include Gildan Activewear, Hanesbrands, Russell Athletic and Fruit of the Loom. Many of these companies have greater name recognition than American Apparel in the wholesale market. Many of these companies also have greater financial and other resources when compared to American Apparel.

Along with the competitive factors noted above, other key competitive factors for American Apparel’s online e-commerce operations include the success or effectiveness of customer mailing lists, advertising response rates, merchandise delivery, web site design and web site availability. The online e-commerce operations compete against numerous web sites, many of which may have a greater volume of web traffic, and greater financial, marketing, and other resources.

Seasonality

American Apparel experiences seasonality in its operations. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter being the lowest. This reflects the combined impact of the seasonality of both wholesale and retail operations. Generally, American

Apparel’s retail operations have not experienced the same pronounced sales seasonality around the back-to-school and year-end holiday selling seasons as other retailers.

Employees

As of December 31, 2007, American Apparel employed a work force of approximately 6,800 employees worldwide. To ensure the Company’s long-term success, American Apparel must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and executive employees. Competition for such employees can be intense.

American Apparel views its employees as long-term investments and adheres to a philosophy of providing employees with decent working conditions in a technology-driven environment which allows the Company to attain improved efficiency, while promoting employee loyalty. American Apparel provides a compensation structure and benefits package for manufacturing employees that includes above-market wages, company-subsidized health insurance, free English language classes, free massage, free parking, as well as other benefits. American Apparel also provides for a well-lit working environment that is properly ventilated and heated or cooled in its manufacturing facilities. These working conditions, as well as compensation and benefits packages, are key elements in achieving American Apparel’s desire to be an “employer of choice” in the Los Angeles area. American Apparel seeks to provide year-round employment, in contrast to the seasonality in production volumes experienced by other apparel companies which often result in seasonal layoffs. None of the Company’s employees are covered by a collective bargaining agreement. American Apparel has never had a strike and believes that its relations with its employees are excellent. The Company makes diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which the Company conducts operations.

Information Technology

American Apparel is committed to utilizing technology to enhance its competitive position. American Apparel’s information systems provide data for production, merchandising, distribution, retail stores and financial systems. The core business systems, which consist of both purchased and internally developed software, are accessed over a company-wide network providing corporate employees with access to key business applications. American Apparel dedicates a significant portion of its information technology resources to web services, which includes the operation of the corporate website at www.americanapparel.net and the online retail site at store.americanapparel.net.

To support continued growth, American Apparel has initiated a strategic review of its information systems. American Apparel will implement an ERP system to replace, enhance and integrate many elements of its current information systems. American Apparel currently operates a number of unrelated information technology systems that have resulted in operational inefficiencies and in some cases have increased costs. Implementation of the new ERP system is a multi-phased project with the first phase, covering manufacturing and production planning, expected to be completed by the end of the first quarter of 2008.

Environmental Regulation

American Apparel’s operations are subject to various environmental and occupational health and safety laws and regulations. Because the Company monitors, controls and manages environmental issues, American Apparel believes it is in compliance in all material respects with the regulatory requirements of those jurisdictions in which its facilities are located. In line with its commitment to the environment as well as to the health and safety of its employees, American Apparel will continue to make expenditures to comply with these requirements, and does not believe that compliance will have a material adverse effect on its business.

Available Information

We will make available on our website, www.americanapparel.net, under “Investor Relations” free of charge, our annual reports on Form 10-K, as well as the latest quarterly reports on Form 10-Q, the latest reports on Form 8-K, the latest proxy statements and amendments to those documents as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding American Apparel that we file electronically with it. By referring to our corporate website, www.americanapparel.net, and our online retail website, store.americanapparel.net, we do not incorporate these websites or their contents into this Form 10-K.

Item 1A.	Risk Factors

If we are unable to gauge fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The retail apparel business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for our market, our sales will be adversely affected. Some of our past product offerings have not been well received by our customer base. Merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results. Fluctuations in the apparel retail market affect the inventory owned by apparel retailers, since merchandise usually must be manufactured in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the retail apparel business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, we will be vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise production. If sales do not meet expectations, too much inventory may lower planned margins. Our brand image may also suffer if customers believe we are no longer able to offer the latest fashion. The occurrence of these events could adversely affect our financial results by decreasing sales.

We operate in the highly competitive retail industry and our market share may be adversely impacted at any time by the significant number of competitors in our industry that may compete more effectively than we can.

The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, are fragmented and highly competitive. Prices of certain products we manufacture, particularly t-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise such as The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than American Apparel and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse markets;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	sourcing raw materials and manufacturing merchandise efficiently;

•	pricing our products to remain competitive while achieving a customer perception of comparatively higher value;

•	providing strong and effective marketing support; and

•	maintaining high levels of consumer traffic to our retail stores.

We also face competition in European, Asian and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these challenging retail environments. If our international business is not successful or if we cannot effectively take advantage of international growth opportunities, our results of operations could be adversely affected.

The wholesale business competes with numerous wholesale companies based on the quality, fashion, availability, and price of our wholesale product offerings. These companies include Gildan Activewear, Hanesbrands, Russell Athletic and Fruit of the Loom. Many of these companies have greater name recognition than American Apparel in the wholesale market. Many of these companies also have greater financial and other resources when compared to American Apparel. If we cannot successfully compete with these companies, our results of operations could be adversely affected.

We depend on key personnel, and our ability to grow and compete will be harmed if we do not retain the continued services of such personnel, or we fail to identify, hire and retain additional qualified personnel.

We depend on the efforts and skills of American Apparel’s management team, and the loss of services of one or more members of this team, each of whom have substantial experience in the apparel industry, could have an adverse effect on our business. American Apparel’s senior officers closely supervise all aspects of the American Apparel business, in particular the design and production of merchandise and the operation of the American Apparel stores. Because American Apparel had never operated as a public company prior to the Acquisition, we need to enhance our senior management team, including those responsible for our financial reporting, to address particularly the issues that come with being a public company. If we are unable to hire and retain qualified management or if any member of American Apparel’s management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In particular, we believe we have benefited substantially from the leadership and strategic guidance of Dov Charney. The loss of Dov Charney would be particularly harmful as he is considered intimately connected to American Apparel’s brand identity and is the principal driving force behind American Apparel’s core concepts and designs. He is also the driving force behind our growth strategy.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. In addition, if we experience material growth, we will need to attract and retain additional qualified personnel. The market for qualified and talented design and marketing personnel in the apparel industry is intensely competitive, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to attract or retain qualified personnel as needed, our growth will be hampered and our operating results could be materially adversely affected.

American Apparel relies heavily on immigrant labor, and changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect American Apparel’s labor force, manufacturing capabilities, operations and financial results.

American Apparel relies heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to American Apparel. In late 2007, American Apparel received a notice from the Immigration and Customs Enforcement division of the U.S. Department of Homeland Security (“ICE”) requesting to inspect the I-9 forms of the employees of American Apparel, Inc. In January 2008, American Apparel provided ICE with access to the requested forms. If ICE officials find violations of immigration laws, they may take a variety of actions, including requesting additional information, issuing fines or warning notices, obtaining warrants and conducting a search of the workplace, requiring termination of certain employees or filing criminal charges. As a result of the ICE investigation, even if no violations are found, American Apparel could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. American Apparel also may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and ability to compete. If American Apparel is not able to continue to attract and retain sufficient employees, American Apparel’s manufacturing capabilities, operations and financial results would be adversely affected.

Purchases of retail apparel merchandise are generally discretionary and therefore are particularly susceptible to decline in poor economic conditions.

The outlook for the United States and world economy is uncertain and is directly affected by global factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, terrorist attacks, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. We cannot predict the indirect effects such factors as rising oil and freight prices, consumer spending or other economic factors such as natural disasters will have on our results of operations.

Our growth strategy relies in part on the opening of new stores and the remodeling of existing stores periodically which may strain our resources and adversely impact the performance of our existing store base.

We expanded our store base by 35 net new stores in fiscal 2007. As of February 29, 2008, we have signed leases for an additional 28 store locations that we expect to open in 2008. Our growth strategy and the success of our business depends in part on the opening of new American Apparel retail stores, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. Successful implementation of this portion of our growth strategy depends on a number of factors including, but not limited to, our ability to:

•	identify and obtain suitable store locations and negotiate acceptable leases for these locations;

•	complete store design and remodeling projects on time and on budget;

•	manage and expand our infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	avoid construction delays and cost overruns in connection with the build-out of new stores;

•	supply our stores with proper types and quantities of merchandise; and

•	hire, train and retain qualified store managers and sales people.

Our plans to expand our store base and to remodel certain existing stores may not be successful and the implementation of these plans may not result in an increase in our revenues even though they increase our costs. Additionally, new stores that we open may place increased demands on our existing financial, operational, managerial and administrative resources, which could cause us to operate less effectively.

Furthermore, it is possible that by opening a new store in an existing market, we could adversely affect the previously existing stores in that market by drawing away traffic from the previously existing store. Our new stores may not be immediately profitable and, as such, we may incur losses until these stores become profitable. Any failure to successfully open and operate new stores would adversely affect our results of operations.

The market for real estate in desirable retail store locations is competitive, which could hamper our ability to open new stores.

Our ability to obtain real estate to open new stores in desirable locations depends upon the availability of real estate that meets our criteria, which includes, among other items, projected foot traffic, square footage, demographics and whether we are able to negotiate lease terms that meet our operating budget. In addition, we must be able to effectively renew our existing store leases from time to time. Failure to secure real estate in desirable locations on economically beneficial terms or to renew leases on existing store locations on economically beneficial terms could have a material adverse effect on our results of operations.

Our plans to expand our product offerings and sales channels may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

Our ability to grow our existing brand and develop or identify new growth opportunities depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

•	implementation of these plans may be delayed or may not be successful;

•	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease;

•

if we fail to expand our infrastructure, including by securing desirable store locations at reasonable costs and hiring and training qualified employees, we may be unable to manage our expansion successfully; and

•

implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our ability to successfully carry out our plans to expand our product offerings and our sales channels may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business; any of which could impact our competitive position and reduce our revenue and profitability.

Expanding our business internationally is an important part of our overall growth strategy and our success in this regard is subject to numerous risks, any of which could delay or prevent successful penetration into international markets.

As we expand internationally, we need to effectively and efficiently open and operate stores in international locations. Our international growth will be limited unless we can:

•	identify and obtain suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	complete store design and remodeling projects on time and on budget;

•	hire, train and retain competent store personnel;

•	gain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	manage and expand infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage foreign exchange risks effectively;

•	address existing and changing legal, regulatory and political environments in target foreign markets; and

•	manage international growth, if any, in a manner that does not unduly strain our financial, operating and management resources.

We anticipate that we will incur significant costs related to starting up and maintaining additional foreign operations. Costs may include, and will not be limited to, obtaining prime locations for stores, setting up foreign offices and distribution facilities and hiring experienced management. These increased demands may cause the Company to operate its business less effectively, which in turn could cause deterioration in the performance of its stores. Furthermore, the Company’s ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

If we fail to maintain the value and image of our brand, our sales are likely to decline.

Our success depends on the value and image of the American Apparel brand. The American Apparel name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation or those of our senior personnel were to be tarnished by negative publicity. Any of these events could result in decreases in sales.

We expect to experience fluctuations in our comparable store sales and margins, which could cause our earnings to decline and make it difficult to gauge our growth at any specific period of time.

Our inability to maintain recent levels of comparable store sales could cause our earnings to decline. Our success depends, in part, upon our ability to improve sales, as well as gross margins and operating margins, at American Apparel’s existing stores. American Apparel’s comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. For example, over the past two years, American Apparel’s quarterly comparable store sales have ranged from an increase of 64% in the first quarter of 2005 to an increase of 0.1% in the second quarter of 2006. American Apparel’s comparable store sales in 2007 increased 29% from 2006. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from our expectations, which could cause a decrease in our earnings. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance.

Our failure to adequately protect our trademarks and other intellectual property rights could diminish the value of our brand and reduce demand for our merchandise.

American Apparel trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. In the United States, American Apparel is the registered owner of the “American Apparel®,” “Classic Girl®,” “Standard American®,” “Classic Baby®,” and “Sustainable Edition®” trademarks, among others. The Company’s products are noted for their quality and fit, and the Company’s edgy, distinctive branding has differentiated it in the marketplace. As such, the trademark and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademark and brand against infringement, but we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.

The Company’s ability to attract customers to its stores depends heavily on the success of the shopping areas in which they are located.

In order to generate customer traffic, the Company locates many of its stores in prominent locations within successful shopping areas. The Company cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. In addition, factors beyond the Company’s control impact shopping area traffic, such as general economic conditions and consumer spending levels. A slowdown in the U.S. economy could negatively affect consumer spending and reduce shopping area traffic. A significant decrease in shopping area traffic could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, in pursuing its growth strategy, the Company will be competing with other retailers for prominent locations within the same successful shopping areas. If the Company is unable to secure these locations or is unable to renew store leases on acceptable terms—as they expire from time-to-time—it may not be able to continue to attract the number or quality of customers it normally has attracted or would need to attract to sustain its projected growth. All these factors may also impact the Company’s ability to meet its growth targets and could have a material adverse effect on its financial condition or results of operations.

Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

We experience seasonal fluctuations in revenues and operating income. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter being the lowest. Any factors that harm our operating results for the second and third fiscal quarters, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit.

American Apparel has significant indebtedness and a failure to generate significant cash flow could render it unable to service its obligations and may place it at a competitive disadvantage and limit its ability to pursue its expansion plans.

As of December 31, 2007, American Apparel had aggregate indebtedness of approximately $116.8 million. Approximately 41.7% of this aggregate indebtedness bears variable interest rates (which range from LIBOR plus 2%, or prime plus 1%, to, in the case of our facility with SOF Investments, 16% and 21% if we are in default under such facility). American Apparel’s ability to service this indebtedness is dependent on its ability to generate cash from internal operations sufficient to make required payments on such indebtedness. Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•	result in higher interest expense if interest rates increase on our floating rate borrowings;

•

heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry; or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base, product offerings and sales channels.

It is uncommon for companies involved in the retail apparel business to operate with such a high level of indebtedness due to the underlying volatility of this business. Despite the attendant risks, American Apparel may have to enter into new credit facilities, or possibly issue additional common stock, to finance its planned retail expansion. If American Apparel has to issue additional equity, the stockholders of American Apparel would be diluted. There can be no assurances that American Apparel will have access to financing on commercially reasonable terms or that it will be able to open its planned number of new stores in 2008 or beyond.

The terms of our indebtedness contain various covenants that may limit our business activities.

The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

•	dividends on, and redemptions and repurchases of, capital stock;

•	payments on subordinated debt;

•	liens and sale-leaseback transactions;

•	loans and investments;

•	debt and hedging arrangements;

•	mergers, acquisitions and asset sales;

•	transactions with affiliates;

•	disposals of assets; and

•	changes in business activities conducted by us and our subsidiaries.

•	capital expenditures

In addition, our indebtedness requires us to meet or exceed certain financial ratios. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. See “Risk Factors—Failure of American Apparel to remain in compliance with certain financial covenants under its financing arrangements could result in the acceleration of its debt payment obligations.” Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements”.

Compliance with these covenants and these ratios may prevent us from pursuing opportunities that we believe would benefit our business, including opportunities that we might pursue as part of our plans to expand our store base, our product offerings and sales channels.

American Apparel may need to refinance all or a portion of this indebtedness on or before maturity. However, American Apparel may not be able to refinance any of this indebtedness on commercially reasonable terms, or at all.

Failure of American Apparel to remain in compliance with certain financial covenants under its financing arrangements could result in the acceleration of its debt repayment obligations.

The financing agreements between American Apparel and its lenders contain certain financial covenants relating to American Apparel’s fixed charge coverage ratio, annual capital expense limitations, minimum EBITDA, debt to EBITDA ratios and adjusted debt to EBITDA ratios. Failure of American Apparel to maintain compliance with any of these financial covenants can result in an increase in the interest rate payable under the financing arrangements or acceleration of the outstanding debt in its entirety and may adversely affect the ability of American Apparel to obtain additional financing that may be necessary to effectively grow the business going forward. Prior to July 2, 2007, American Apparel was in default under its then existing financing agreements, failing to meet the senior debt to EBITDA ratio test under its revolving credit facility and failing to satisfy the minimum EBITDA test for 2006 as well as the minimum EBITDA test and the maximum senior debt to EBITDA ratio test for the first quarter of 2007 under its term loan agreement with a private investment firm. On July 2, 2007, American Apparel replaced its existing revolving credit facility with a revolving credit facility agreement with a new bank and the private investment firm agreed to waive past defaults and reset the financial covenants under American Apparel’s term loan agreement. As of September 30, 2007 and October 31, 2007, American Apparel failed to meet the provisions of certain covenants as set forth in its credit facility agreements and term loan agreement. During November 2007, American Apparel obtained waivers from its bank and private investment firm for the violations of these covenants. As of December 31, 2007, American Apparel failed to meet the provisions of certain covenants as set forth in its credit facility and term loan agreement. Specifically, American Apparel failed to meet certain covenants under its revolving credit facility with LaSalle Bank and under its term loan agreement with SOF Investments. American Apparel was in violation of debt covenants by exceeding the annual capital expense spending limit as set forth at $25 million by the capital expenditures covenant and by not meeting the fixed charge ratio covenant. On February 29, 2008, American Apparel obtained waivers from its bank and private investment firm for violations of these covenants. If American Apparel is determined not to be in compliance with covenants or other terms of its credit and loan facilities in the future and/or is unable to receive any necessary waivers or consents, this may result in additional fees being assessed against American Apparel or acceleration of the outstanding debt in its entirety and may adversely affect the ability of American Apparel to continue operations. American Apparel has reviewed the terms of its current credit and loan facilities and believes that another default could occur during 2008 unless the terms of its credit and loan facilities are renegotiated. If, however, such a default should occur and not be remedied, the substantial majority of American Apparel’s long term indebtedness would be recharacterized as short-term indebtedness to reflect the potential acceleration of such debt.

Substantially all of American Apparel’s assets are used to secure its credit facilities, certain term loans and equipment leasing agreements.

As of December 31, 2007, our credit facilities consist of a revolving credit facility of $75 million and line of credit facility of $5.5 million, which are secured by substantially all assets of the Company including cash, inventory and accounts receivable. In addition, we have a second lien term loan facility from a private investment firm of $51 million, which also is secured by substantially all assets of the Company. All leasing agreements are secured by equipment provided by the leasing arrangement.

In the event of a default on these agreements, substantially all of the assets of American Apparel would be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

Cost increases in the materials or labor used to manufacture our products could negatively impact our business and financial condition.

The manufacture of American Apparel’s products is labor intensive and utilizes raw materials supplied by third parties. An important part of American Apparel’s branding and marketing is that its products are made in the United States. The Federal Trade Commission has stated that for a product to be called “Made in USA”, or claimed to be of domestic origin without qualifications or limits on the claim, the product must be “all or virtually all” made in the U.S. The term “United States” includes the 50 states, the District of Columbia, and the U.S. territories and possessions. “All or virtually all” means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no - or negligible - foreign content. American Apparel meets the FTC’s “Made in USA” standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the U.S., either directly by American Apparel in its knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the U.S. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the United States could also force us to move all or a portion of our manufacturing overseas, which could adversely affect the American Apparel brand identity. Similarly, increases in the prices we pay to the suppliers of the raw materials used in the manufacturing of our products could adversely affect our financial condition and ability to compete and could force us to seek to offset increased raw material costs by relocating all or a portion of our manufacturing overseas to locations with lower labor costs.

Unionization of employees at our facilities could result in increased risk of work stoppages and high labor costs.

American Apparel’s employees are not party to any collective bargaining agreement or union. If employees at our manufacturing or distribution facilities were to unionize, our relationship with our employees could be adversely affected. We would also face an increased risk of work stoppages and higher labor costs. Accordingly, unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products, curtail operations and/or relocate all or a portion of our operations overseas.

We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We also are subject to numerous federal and state labor laws, such as minimum wage laws and other laws relating to employee benefits. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could adversely affect our profitability.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

Current environmental laws, or laws enacted in the future, may harm our business.

We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes). We are also subject to laws, regulations and ordinances that impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of our operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our products. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. The costs and timing of costs under environmental laws are difficult to predict.

As is the case with manufacturers in general, if a release of hazardous substances occurs on or from its properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at any of its properties, American Apparel may be held liable. The amount of such liability could be material.

Our manufacturing operations are located and will be located in higher-cost geographic locations, placing us at a possible disadvantage to competitors that have a higher percentage of their manufacturing operations overseas.

Despite the general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, American Apparel’s textile manufacturing operations are still located in the United States, which is a higher-cost location relative to these offshore locations. In addition, American Apparel’s competitors generally source or produce a greater portion of their textiles from regions with lower costs than American Apparel, which also places us at a cost disadvantage. Our competitor’s lower costs of production may allow them to offer their products at a lower price than American Apparel’s selling prices for similar products. This could force American Apparel to lower its margins or to compete more vigorously with non-price competitive strategies to preserve the Company’s margins and sales volume.

Our reliance on operational facilities located in the same vicinity makes our business susceptible to disruptions or adverse conditions affecting the location of our facilities.

American Apparel conducts all of its manufacturing operations in the Los Angeles metropolitan area. Specifically, it operates principally out of its 800,000 square foot facility in downtown Los Angeles, which houses its executive offices, as well as its cutting, sewing, and distribution operations. The Company also operates a knitting facility in Los Angeles; a sewing, dyeing and finishing facility in South Gate, CA; as well as a dyeing and finishing facility in Hawthorne, CA. As a result, the Company’s operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. Los Angeles is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand. Furthermore, if there were a major earthquake, we may have to cease operations for a significant portion of time due to damages to our factory and the inability to deliver products to our distribution centers.

Third party failure to deliver merchandise to stores and customers could result in lost sales or reduced demand for our merchandise.

The efficient operation of American Apparel’s stores and wholesale business depends on the timely receipt of merchandise from its distribution centers. Independent third party transportation companies deliver a substantial portion of American Apparel’s merchandise to our stores. These shippers may not continue to ship our products at current pricing or terms. These shippers may employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by these third parties to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition and results of operations.

Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.

Elimination or scaling back of U.S. import protections would weaken an important barrier to the entry of foreign competitors who produce their merchandise in lower labor cost locations. This could place us at a disadvantage to those competitors.

Our products are subject to foreign competition. Foreign producers of apparel often have significant labor cost advantages, which can enable them to sell their products at relatively lower prices. However, in the past, foreign competitors have been faced with significant U.S. government import restrictions in the form of tariffs and quotas. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations, and is therefore unpredictable. Given the number of foreign low cost producers, the substantial elimination or scaling back of the import protections that protect domestic apparel producers such as American Apparel could have a material adverse effect on our business and the financial condition and results of operation.

Because American Apparel utilizes foreign suppliers and sells into foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

American Apparel’s international operations subject it to risks, including:

•	economic and political instability,

•	restrictive actions by foreign governments,

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights,

•	changes in import duties or import or export restrictions,

•	fluctuations in currency exchange rates, which could negatively affect profit margins,

•	timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to American Apparel’s warehouses,

•	complications complying with the laws and policies of the United States affecting the exportation of goods, including duties, quotas, and taxes, and

•	complications in complying with trade and foreign tax laws.

These and other factors beyond our control could disrupt the supply of our products, influence the ability of our suppliers to export our products cost-effectively or at all, inhibit our suppliers’ ability to procure certain materials and increase our expenses, any of which could harm our business, financial condition and results of operations.

Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.

American Apparel is subject to regulatory inquiries, investigations, claims and suits. American Apparel is currently defending one sexual harassment suit and responding to five separate allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. Furthermore, the previous insurer for the Company’s directors’ and officers’ insurance policy alleges that the sexual harassment suit and two of the allegations of discrimination and/or harassment are not covered by that insurance policy. We are unable to predict the potential financial exposure that could result from these matters. Our estimates of the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. We could have material financial exposure, which would have a material adverse effect upon our financial condition and results of operations. See the section entitled “Business of American Apparel—Legal Proceedings” for a more detailed discussion of American Apparel’s pending litigation.

Our ability to request indemnification from AAI’s stockholders for damages arising out of the acquisition is limited to cases where aggregate damages exceed $250,000 and our claims are only indemnifiable to the extent that aggregate damages exceed $250,000.

At the closing of the Acquisition, 8,064,516 shares of Endeavor common stock issued to Dov Charney were deposited in escrow as the sole remedy for the obligation of the Old American Apparel stockholders to indemnify and hold harmless the Company for any damages, whether as a result of any third party claim or otherwise, and which arise as a result of or in connection with the breach of representations and warranties and agreements and covenants of Old American Apparel. Claims for indemnification may only be asserted by the Company once the damages exceed $250,000 in the aggregate and are indemnifiable only to the extent that damages exceed $250,000. Accordingly, it is possible that the Company will not be entitled to indemnification even if Old American Apparel is found to have breached its representations and warranties contained in the Acquisition Agreement if such breach would only result in damages to the Company of less than $250,000. The Company’s right to bring a claim for indemnification expires on the date that is thirty days after the date this Form 10-K was filed and all damages may not be known.

The process of upgrading American Apparel’s information technology infrastructure may disrupt our operations.

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. American Apparel has performed an evaluation of its information technology systems and requirements and is in the beginning stages of implementing upgrades to its information technology systems supporting the business. These upgrades will involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

We have potentially adverse exposure to credit risks on our wholesale sales.

American Apparel is exposed to the risk of financial non-performance by its customers, primarily in its wholesale business. Sales to wholesale customers represented approximately 44.4% of total sales for the year ended December 31, 2007. American Apparel’s extension of credit involves considerable use of judgment and is based on an evaluation of each customer’s financial condition and payment history. American Apparel monitors its credit risk exposure by periodically obtaining credit reports and updated financials on its customers. American Apparel maintains an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

A failure in our Internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

Our online retail operations accounted for approximately 6.3% of sales for the year ended December 31, 2007 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

•	changes in consumer preferences and buying trends relating to Internet usage;

•	changes in required technology interfaces;

•	web site downtime;

•	difficulty in recreating the in-store experience on a web site; and

•

risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

We incur significant costs as a result of operating as a public company. Our management is required to devote substantial time to new compliance initiatives and we are required to remedy any material weaknesses in American Apparel’s internal control over financial reporting identified by its auditors. American Apparel may not have sufficient personnel for its financial reporting responsibilities, which may result in the untimely close of its books and records and delays in the preparation of financial statements and related disclosures.

Prior to the Acquisition, American Apparel had never operated as a public company. As a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC and the American Stock Exchange, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

American Apparel’s auditors and management have identified certain material weaknesses in American Apparel’s internal control over financial reporting that the Company seeks to remedy. (See Item 9A for further details.) In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

American Apparel has not evaluated or tested its internal control over financial reporting to allow its management or auditors to determine if it has any additional weaknesses in its internal controls over financial reporting but its management expects that there are a number of steps that need to be taken soon to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. In 2008, the internal operating procedures, information systems and accounting controls over the combined companies are in a substantial state of transition and flux as American Apparel transitions to being a public company. Since December 12, 2007, American Apparel management has begun the integration of systems and operations, the hiring of additional personnel, the reallocation of job functions, and the formulation of accounting processes and controls. Our preparation to comply with Section 404 requires that we incur substantial accounting expense and expend significant management time on the compliance-related issues current management has. We cannot be certain as to the timing of completion of the evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the American Stock Exchange, the SEC and other regulatory authorities.

The disclosure controls and internal controls of Old American Apparel have effectively replaced the respective controls formerly in place at Endeavor Acquisition Corp. (the shell company) prior to the Acquisition. Since the disclosure controls and internal controls that were in place at the shell Company are not in place for the new business combination, the adequacy of those controls should not be relied upon by investors without further representations by American Apparel’s management or by American Apparel’s auditors. Should disclosure controls at American Apparel be found inadequate, investors may not be able to rely on the accuracy of the Company’s financial statements. Should internal control at American Apparel be inadequate this would likewise shed doubt on the accuracy of its financial statements. A lack of internal control would also allow a greater chance of insider or outsider fraud being perpetrated against the Company and its stockholders.

American Apparel is currently being audited by government tax agencies regarding its operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact American Apparel’s financial conditions and operations.

As of December 31, 2007, American Apparel is being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes for certain previous years. At this time, no assessments have been issued and American Apparel cannot quantify what impact these audits may have, if any. Therefore, no provisions have been set up in the accounts of American Apparel.

The Company is still in the process of making significant compensation decisions.

Significant compensation decisions are made by American Apparel’s Board of Directors and compensation committee. Currently, only Dov Charney and Joyce Crucillo, General Counsel, have employment agreements with the Company. The compensation arrangements for other key officers and employees are subject to review and change from time to time, including in the near term, by the Board of American Apparel and its compensation committee.

The Company’s future actions (with regard to the use of the proceeds from the exercise of warrants) may have a material adverse effect on the results of its operations or on the market price of its shares.

As of March 7, 2008, the Company had received $66.8 million from the exercise of warrants. Should the Company decide to use proceeds from the exercise of warrants to purchase a portion of its shares for the treasury or for cancellation, the Company may not be able to otherwise fund its aggressive plans for store expansion. Not having cash exercise proceeds available to fund operations could also mean that the Company will be not be able to meet the EBITDA targets required by its debt covenants or in the event of an economic downturn not holding on to a cash reserve might mean that the Company would at some point be unable to pay its bills as the bills become due.

On the other hand, should the Company decide not to buy back some shares with the proceeds of the cash exercise of warrants the dilution of stockholder equity caused by the cash and cashless exercise of warrants may affect the share price adversely since the supply of shares eligible for sale in the public market will approximately double from the supply of shares eligible for sale in the public market at December 31, 2007. Therefore, with this substantial dilution, the number of shares offered for sale may exceed the public demand to buy shares at a given market price resulting in the market price adjusting downward to equalize supply and demand, other things being equal.

There will be a substantial number of shares of American Apparel’s common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel’s common stock.

The consideration issued in the Acquisition to the American Apparel stockholders included 37,258,065 shares of American Apparel common stock that was issued at the closing to Dov Charney. The resale of these shares has not been registered and these shares are restricted securities under the securities laws. In addition, all of these shares are subject to a three-year lock-up agreement and cannot be sold publicly, in the absence of the Company’s consent, until the expiration of the restricted period under the lock-up agreements. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of American Apparel’s common stock.

The Company’s stock price may be volatile.

The Company’s stock price may fluctuate substantially as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or other companies in the retail industry or markets served by the Company. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies. Failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

If we are unable to maintain listing of American Apparel’s securities on the American Stock Exchange or any stock exchange, it may be more difficult for American Apparel’s stockholders to sell their securities.

American Apparel’s common stock is currently traded on the American Stock Exchange. If for any reason the American Stock Exchange should delist American Apparel’s securities from trading on its exchange, and American Apparel is unable to obtain listing on Nasdaq or another national securities exchange, American Apparel could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	a limited amount of news and analyst coverage for American Apparel;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•

the foregoing factors could lead to reduced market prices for American Apparel’s common stock, which could lead to a determination that its common stock is a “penny stock,” if the price per share is less than $5 which would require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for American Apparel’s common stock.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

The persons who were parties to that certain voting agreement that was executed by the parties immediately prior to the closing of the Acquisition, Dov Charney and certain other stockholders, own approximately 61.8% of American Apparel’s voting stock. These persons have agreed to vote for each other’s designees to American

Apparel’s Board of Directors through director elections in 2010. Accordingly, they are able to control the election of directors and, therefore, American Apparel’s policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in American Apparel’s control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of American Apparel’s common stock or prevent American Apparel’s stockholders from realizing a premium over the current market price for their shares of common stock. Furthermore, they may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased:

Los Angeles, California	Executive offices, Sewing, Cutting, and Distribution

Los Angeles, California	Knitting Facility

Hawthorne, California	Fabric Dyeing and Finishing Facility

South Gate, California	Sewing, Garment Dyeing and Finishing Facility

Montreal, Quebec	Executive Offices, Distribution

Düsseldorf, Germany	Offices, Distribution

Neuss, Germany	Distribution

London, England	Offices

Tokyo, Japan	Offices

Seoul, South Korea	Offices

All of American Apparel’s retail stores are well maintained and in good operating condition. American Apparel’s retail stores are typically leased for a term of five to ten years with renewal options for an additional five to ten years. Most of these leases provide for base rent, as well as maintenance and common area charges, real estate taxes and certain other expenses. Selling space of opened stores will sometimes change due to store renovations that modify space utilization, use of staircases, the cash registers configuration, and other factors. As well, a number of American Apparel store locations have undergone expansions in the past several years.

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2007:

Domestic Locations (105)

Arizona (2)

Tempe

Tuscon

California (25)

Berkeley

Camarillo

Claremont

Los Angeles —

  Cherokee

  Factory Store

  Echo Park (2)

  Hollywood

  Little Tokyo

  Los Feliz

  Melrose

  Robertson

  Westwood Village

  West Hollywood

Huntington Beach

La Jolla

Palo Alto

San Diego —

  Hillcrest

  Pacific Beach

San Francisco —

  Haight Ashbury

  Union Street

Santa Ana

Santa Barbara

Santa Cruz

Santa Monica

Colorado (2)

Boulder

Denver

Connecticut (1)

South Norwalk

District of Columbia (1)

Lincoln Square

Florida (7)

Coconut Grove

Coral Gables

Gainesville

Key West

Miami —

  Lincoln Road

  Ocean Drive

  Sunset Drive

Georgia (4)

Atlanta —

  Buckhead

  Georgia Tech

  Little Five Points

Savannah

Illinois (5)

Chicago —

  Gold Coast

  Lakeview

  Lincoln Park

  Wicker Park

Evanston

Louisiana (1)

New Orleans

Maryland (2)

Baltimore

Silver Spring

Massachusetts (2)

Boston

Cambridge

Michigan (3)

Ann Arbor

East Lansing

Royal Oak

Minnesota (1)

Minneapolis

Missouri (1)

Kansas City

Nevada (2)

Las Vegas —

  Boca Park

  Caesars Palace

New Jersey (1)

Hoboken

New York (17)

Brooklyn —

  Carroll Gardens

  Court Street

  Park Slope

  Williamsburg

Manhattan —

  Broadway

  Chelsea

  Columbia University

  Columbus Circle

  Flatiron

  Gramercy Park

  Lower East Side

  Noho

New York (cont’d.)

  Soho

  Tribeca

  Upper East Side

  West Village

Woodbury Common

North Carolina (1)

Charlotte

Ohio (3)

Cincinnati

Cleveland

Columbus

Oregon (4)

Eugene

Portland —

  Hawthorne Blvd.

  Stark Street

  Bridgeport Village

Pennsylvania (4)

Philadelphia —

  Sansom Commons

  Walnut Street

Pittsburgh —

  Shadyside

  Univ. of Pittsburgh

Rhode Island (1)

Providence

South Carolina (2)

Charleston

Columbia

Tennessee (2)

Memphis

Nashville

Texas (5)

Austin —

  Congress Ave

  Guadalupe Street

Dallas

Houston

Round Rock

Utah (1)

Salt Lake City

Vermont (1)

Burlington

Virginia (1)

Richmond

Washington (3)

Seattle —

  Capitol Hill

  Downtown Seattle

  University Way

Canada (30)

Alberta (2) Calgary Edmonton British Columbia (6) Burnaby Vancouver — Granville Park Royal Robson Street South Granville West 4th Street	Manitoba (1) Winnipeg Nova Scotia (1) Halifax	Ontario (10) Kingston London Ottawa — Rideau Centre Westboro Toronto — Bloor Street Church Street College Street Queen Street Yonge & Dundas Yonge & Eglington	Quebec (10) Montreal — Cote-des-Neiges Cours Mont-Royal Mont-Royal Est Sherbrooke St-Denis St-Laurent Ste-Catherine Ste-Catherine Est Pointe-Claire Sainte-Foy

International Locations (47)

Europe (32) France (6) Paris — Marais Vielle du Temple Beaurepaire Marche St-Honore Avenue Victor Hugo Saint-Germain Italy (1) Milan Netherlands (2) Amsterdam Rotterdam

Germany (13)

Berlin 1

Berlin 2

Berlin (California Select – Vintage and More)

Dusseldorf

Frankfurt

Hamburg 1

Hamburg 2

Heidelberg

Koln

Koln (California Select – Vintage and More)

Munich 1&2

Munich 3

Stuttgart

Sweden (1) Stockholm Switzerland (1) Zurich United Kingdom (8) Brighton Glasgow London — Carnaby Street Covent Garden Kensington Oxford Street Portobello Road Shoreditch
Israel (2) Jerusalem Tel Aviv Mexico (2) Mexico City Playa del Carmen	Asia (11) Japan (5) Fukuoka Osaka Tokyo — Azabu Daikanyama Shibuya	South Korea (6) Bundang Busan Cheong-Ju Seoul — Hong-Dae Kangnam Myung-Dong

Stores Opened by Year

	United States	Canada	International	Total
2003
Opened	3	0	0	3

Total as of December 31, 2003	3	0	0	3

2004
Opened	23	9	3	35

Total as of December 31, 2004	26	9	3	38

2005
Opened	40	11	14	65

Total as of December 31, 2005	66	20	17	103

2006
Opened	29	6	11	46
Closed	(2)	0	0	(2)

Total as of December 31, 2006	93	26	28	147

2007
Opened	13	5	20	38
Closed	(1)	(1)	(1)	(3)

Total as of December 31, 2007	105	30	47	182

2008 (through February 29th)
Opened	1	0	2	3
Closed	0	(1)	0	(1)

Total	106	29	49	184

Store Pipeline

As part of American Apparel’s new store expansion, at any one time American Apparel may have store locations under signed leases which are in the process of being opened. This store pipeline, as of February 29, 2008, is as follows:

Scottsdale, AZ Los Angeles, CA San Francisco, CA (2) Studio City, CA New Haven, CT Washington, DC	Honolulu, HI Annapolis, MD Omaha, NE Paramus, NJ New York, NY (3) Dallas, TX	Sydney, Australia Antwerp, Belgium Liverpool, England Aix-en-Provence, France Dresden, Germany Mannheim, Germany	Florence, Italy Amsterdam, Netherlands Barcelona, Spain Fukuoka, Japan Tokyo, Japan Monterrey, Mexico Melbourne, Australia

Item 3.	Legal Proceedings

American Apparel is subject to regulatory inquiries, claims and suits that arise in the ordinary course of business and is, from time to time, involved in litigation incidental to the conduct of its business. In addition, from time to time, American Apparel is the subject of labor related claims filed by current and former employees with the courts and regulatory agencies. The Company conducts extensive internal investigations of all allegations brought against it and cooperates with external regulatory investigations.

During the latter half of 2006, American Apparel initiated company-wide layoffs in response to its current financial condition. One of the employees affected by these layoffs was Mr. Lewis Copsidas, an accounts receivable manager for American Apparel. During the first quarter of 2007, American Apparel was contacted in writing by Mr. Copsidas, who alleged that his termination was due to his age. American Apparel promptly conducted an internal investigation of the allegation and found no evidence to support any such claim. In June 2007, Mr. Copsidas filed a claim with the Equal Employment Opportunity Commission (“EEOC”), which is currently investigating the claim. Upon request, American Apparel submitted a written statement to the EEOC in support of its position with respect to Mr. Copsidas’ termination in July 2007. No further action has been taken by the EEOC or Mr. Copsidas. To American Apparel’s knowledge, Mr. Copsidas has not specified any damages nor sought any specific relief in his pending EEOC claim.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, pending review by the Appellate Court of the State of California of the Superior Court’s denial of American Apparel’s motion to compel arbitration pursuant to an agreement among the parties. As described further below, the insurance carrier for American Apparel’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend this matter.

On October 3, 2005, Navigators Insurance Company, the prior insurer for the Company’s directors’ and officers’ insurance policy, filed an action in the United States District Court for the Central District of California (Navigators Insurance Co. v. American Apparel, Inc., et al., Case No. 2:05 CV 7172) against the Company, Dov Charney and Martin Bailey seeking to rescind the policy and asserting that Navigators was not obligated to cover four employment claim proceedings. Three of these proceedings have been settled; the remaining proceeding is the suit by Ms. Nelson described above. Navigators alleges that the insurance applications submitted by the Company contained false representations of material fact pertaining to “prior” claims and the existence of the Company’s written employment policies and that it is therefore entitled to rescind the insurance policy. Navigators also alleges that the causes of action do not fall within the terms of the policy because, among other things, the claims arise out of facts which purportedly were known to the Company prior to the issuance of the policy and which were not disclosed and/or arise from or involve the same facts and circumstances as the undisclosed alleged “prior” claims. On November 14, 2005, we filed an Answer and Counterclaim and Motion to Stay the action pending the outcome of the Underlying Actions on behalf of the Company. On December 7, 2005, the court granted the parties’ stipulated stay, and placed the case on its inactive list. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the EEOC (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On May 11, 2006, the EEOC subpoenaed certain information, including documents relating to other female employees working at the same location as the charging party, Ms. Hsu, and to the investigation of any sexual harassment complaints from May 2004 onward. On March 9, 2007, the EEOC expanded the scope of its investigation to into allegations that other female employees of American Apparel may have been sexually harassed. On May 11, 2006, the EEOC served American Apparel with a subpoena requesting information relating to any sexual harassment complaints made from May 2004 to the present. American Apparel objected to the subpoena and on December 10, 2007, the United States District Court for the Central District of California ordered American Apparel to comply with the subpoena. On February 4, 2008, American Apparel filed an appeal of the District Court’s order with the Ninth Circuit Court of Appeal. The Ninth Circuit Court of Appeal has ordered that American Apparel file its opening brief in the appeal on July 21, 2008. Given the broad scope of the requested documents, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On October 3, 2007, Ms. Sonja Klimp filed a lawsuit in the United States District Court for the Central District of California captioned as Sonja Klimp v. American Apparel, Inc. and American Apparel Retail, Inc., Case No. CV07-06448. Ms. Klimp is claiming that American Apparel, Inc. and American Apparel, Retail, Inc., knowingly and willfully violated the Fair Credit Reporting Act (15 U.S.C. §1681 et seq.) by printing more than the last five digits of a person’s credit card or debit card numbers and/or printing the expiration date of the person’s credit card on receipts provided to customers. The lawsuit is seeking an order certifying this case as a class action, as well as injunctive relief and as yet to be quantified statutory and monetary damages. The District Court recently refused Ms. Klimp’s motion for class certification. American Apparel denies the allegations and intends to aggressively defend this matter.

On or about August 2007, Olympic Holdings filed a lawsuit in Los Angeles Superior Court (Olympic Holdings v. American Apparel) regarding the lease of a warehouse by American Apparel. American Apparel has answered the complaint and has filed a cross-complaint as well.

On February 15, 2008, Mr. Diorio filed a Charge of Discrimination with the Rhode Island Commission for Human Rights, (Diorio v. American Apparel Retail, Inc., Case No RICHR NO. 08-ERA 190/EEOC No. 16J-2008-00108). Mr. Diorio claims that the Company unlawfully discriminated against him based upon his race, sex, gender, color and/or national origin. American Apparel will soon be performing an investigation of this matter and will file an appropriate response with the Rhode Island Commission for Human Rights thereafter.

In January 2008, Mr. Anthony Cotton filed a Charge of Discrimination with the Chicago Department of Human Relations, (Anthony Cotton v. American Apparel, Case No. 08-P02 and Illinois Department of Human Rights, Charge No. 2008CP1408). Mr. Cotton alleges that the Company unlawfully discriminated against him based upon his disability. Specifically, Mr. Cotton claims he was denied access to the Company’s Chicago Retail store due to steps in the front entrance which he could not navigate as a result of his disability. This case is in the early stages and we have recently filed an answer, denying all of Mr. Cotton’s allegations.

In January 2008, Mr. Renfro filed a Charge of Discrimination with the EEOC, (Renfro v. American Apparel: Charge No. 2008CP1408). Mr. Renfro claims that the Company discriminated against him based upon race. The EEOC is investigating this matter.

On February 4, 2008, the Company received a request from the Securities and Exchange Commission to voluntarily provide certain information for the period between the announcement and the closing of the Acquisition. The Company is fully cooperating with the SEC in this matter. The SEC request indicated that this request should not be considered as a reflection upon the Company or any person or entity.

American Apparel has not established litigation reserves for any of the foregoing matters.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to and approved as follows by the Company’s stockholders at a Special Meeting of Stockholders held on December 12, 2007:

(1) The proposal to adopt and approve the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007, among the Company, Old American Apparel Acquisition, LLC, a California limited liability company and wholly owned subsidiary of the Company, Old American Apparel, American Apparel, LLC, a California limited liability company (“LLC”), each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together, the “CI companies”), Dov Charney, a principal stockholder and member of Old American Apparel and LLC, respectively Sang Ho Lim, the other principal stockholder and member of Old American Apparel and LLC, respectively, and the stockholders of each of the CI companies , and the transactions contemplated thereby, including the Acquisition. The proposal was approved by 17,060,102 shares, with 7,071 shares voting against the proposal 140 shares abstaining from the vote and no broker non-votes.

(2) The proposal to adopt an amendment to the Company’s certificate of incorporation to change the name of the Company from “Endeavor Acquisition Corp.” to “American Apparel, Inc.” The proposal was approved by 17,060,213 shares, with 7,000 shares voting against the proposal, 100 shares abstaining from the vote and no broker non-votes.

(3) The proposal to adopt an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 120,000,000. The proposal was approved by 17,002,843 shares, with 63,408 shares voting against the proposal, 1,062 shares abstaining from the vote and no broker non-votes.

(4) The proposal to adopt an amendment to the Company’s certificate of incorporation to remove the preamble and sections A through D, inclusive, of Article Sixth from the certificate of incorporation from and after the closing of the Acquisition, as these provisions would no longer be applicable to the Company, and to redesignate section E of Article Sixth as modified as Article Sixth of the Company’s certificate of incorporation. The proposal was approved by 17,024,929 shares, with 40,049 shares voting against the proposal, 2,335 shares abstaining from the vote and no broker non-votes.

(5) The proposal to adopt the 2007 performance equity plan (an equity-based performance equity plan). The proposal was approved by 11,140,636 shares, with 5,922,798 shares voting against the proposal, 3,879 shares abstaining from the vote and no broker non-votes.

(6) The proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies. The proposal was approved by 17,028,383 shares, with 35,497 shares voting against the proposal, 3,433 shares abstaining from the vote and no broker non-votes. It was not necessary to adjourn the Special Meeting to a later date to permit further solicitation and vote of proxies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the American Stock Exchange (the Amex). The Company’s common stock is traded under the symbol APP. American Apparel’s Units and Warrants also traded on the Amex under the symbols APP-U and APP-WT, respectively, until March 7, 2008, when all outstanding warrants were redeemed.

Each unit was comprised of one share of common stock and one warrant. Prior to the Acquisition, our units, common stock and warrants were traded on the Amex under the symbols EDA-U, EDA and EDA-WT, respectively. The units commenced trading on the Amex on December 16, 2005, and the common stock and warrants commenced trading on the Amex on March 6, 2006.

The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated. The trading activity for the periods prior to December 12, 2007 was for Endeavor Acquisition Corp., a blank check company. The trading activity for December 13, 2007 through December 31, 2007 was for American Apparel.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter (12/13/07-12/31/07)	$23.99	$21.86	$16.22	$13.40	$9.00	$7.50
Fourth Quarter (10/1/07-12/12/07)	24.25	16.93	16.80	11.56	9.40	5.25
Third Quarter	17.75	13.59	12.15	7.55	5.87	2.90
Second Quarter	19.45	14.00	13.15	9.92	6.75	3.85
First Quarter	17.50	11.70	12.20	9.12	5.75	2.99

2006:
Fourth Quarter	$12.27	$8.10	$9.49	$7.23	$2.99	$1.01
Third Quarter	8.60	8.15	7.50	7.00	1.19	1.02
Second Quarter	9.15	8.16	8.50	7.15	1.55	0.97
First Quarter (1)	9.00	7.91	7.65	7.25	1.60	0.90

(1)	American Apparel units commenced trading on the Amex December 16, 2005 and American Apparel common stock and warrants commenced trading on the Amex on March 6, 2006.

On March 12, 2008, the Company’s common stock traded at a high of $10.86 and a low of $9.36 per share.

As of March 12, 2008, there were 11 holders of record of American Apparel common stock.

Dividends

As a public company, we have not paid any cash dividends. Certain cash dividends and distributions were paid by Old American Apparel to its principal stockholders prior to becoming a public company. We intend to continue to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In addition, American Apparel is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict all of our subsidiaries from making dividends or distributions to American Apparel.

Units, Common Shares and Warrants

Each unit was comprised of one share of common stock and one warrant.

The warrants and common stock comprising the units became separately tradable on March 7, 2006. Each warrant entitled the holder to purchase from American Apparel one share of American Apparel common stock at an exercise price of $6.00.

On February 6, 2008 the Company called for redemption, and on March 7, 2008 redeemed, of all its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Warrants were redeemed by the Company at a price of $.01 per Warrant.

Warrant holders were permitted to exercise their warrants at any time prior to March 7, 2008. If any warrants were not exercised before March 7, 2008, those warrants would be canceled and holders of those warrants would be paid $0.01 per warrant and would no longer have the right to purchase any shares underlying those warrants. To exercise their warrants, warrant holders were required to either deliver their warrant or unit certificate(s) together with the exercise price of $6.00 per warrant or elect to exercise on a cashless basis. Warrant holders electing a cashless exercise were required to pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value.” The “fair market value” means the average reported last sale price of shares of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders, which equals $11.89. Any fractional share issuable as a result of a cashless exercise would be rounded up to the nearest whole share. Through March 7, 2008, the Company issued 13,521 shares of common stock, 10,937 shares issued for $65,622 cash and 2,584 issued on a cashless basis.

For further discussion, including of proceeds received from exercise of warrants see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Equity Compensation Plan Information

Equity awards will be granted through our 2007 Performance Equity Plan, which was adopted by the American Apparel Board and was approved by the stockholders of American Apparel at the special meeting in December 2007. The 2007 Performance Equity Plan reserves 7,710,000 shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of our definitive proxy statement entitled “2007 Performance Equity Plan Proposal,” filed with the SEC on November 28, 2007. No awards have been made under the plan as of this date. It is anticipated that all options granted under the plan in the future will have an exercise price at least equal to the fair market of American Apparel’s common stock on the date of grant. The following table provides information as of December 31, 2007 for common shares of the Company that may be issued under our 2007 Performance Equity Plan.

Through March 7, 2008, the Company issued 13,521 shares of common stock; 10,937 shares issued for $65,622 in cash; and 2,584 shares issued on a cashless basis.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	7,710,000

Total	0	0	7,710,000

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 6, 2006 through December 31, 2007 with the cumulative total return of companies comprising the S&P1500 Apparel, Accessories & Luxury Good, Index, the S&P1500 Apparel Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P1500 Apparel, Accessories & Luxury Good, Index, the S&P1500 Apparel Retail Index, and the S&P500 over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Stockholders	Number of Shares
Tower Trust	3,045,000
Jonathan J. Ledecky	3,045,000
Jay H. Nussbaum	40,000
Kerry Kennedy	40,000
Robert B. Hersov	40,000
Edward J. Mathias	40,000

Such shares were issued in connection with the formation of Endeavor Acquisition Corp. pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.004 per share. In November 2005, each of

Mr. Ledecky and Tower Trust transferred 20,000 shares of common stock to Richard Y. Roberts, a director of ours, for $0.004 per share (for an aggregate purchase price of $160). Additionally, in November 2005, Mr. Ledecky and Tower Trust contributed to us a total of 2,500,000 shares of common stock, effectively increasing the average purchase price to $0.0067 per share.

Item 6.	Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of American Apparel, Inc. and its subsidiaries as of, and for each of the five years ended, December 31, 2007.

The Acquisition was accounted for under the purchase method for accounting and financial reporting purposes as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. Accordingly, the historical financial information for periods and dates prior to December 12, 2007, is that of Old American Apparel, and its affiliated companies.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$387,044	$284,966	$201,450	$133,824	$82,197
Gross profit	$215,473	$145,636	$101,688	$56,334	$32,303
Income from Operations	$31,122	$10,572	$10,782	$9,477	$7,255
Net Income (Loss)	$15,478	$(1,606)	$3,487	$6,223	$6,369
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited)	$9,457	$257	$3,121	$5,727	$4,488
Cash Distributions/Dividends Paid (1)	$22,147	$696	$1,793	$1,906	$377

Per Share Data (2)
Net Earnings per share—basic	.32	(.03)	.07	.13	.13
Net Earnings per share—diluted	.31	(.03)	.07	.13	.13
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (3)	.19	.01	.06	.12	.09
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (3)	.19	.01	.06	.12	.09
Weighted—average number of shares—basic	48,890	48,390	48,390	48,390	48,390
Weighted—average number of shares—diluted	49,414	48,390	48,390	48,390	48,390
Dividends Paid (1)	$.45	$.01	$.04	$.04	$.01

Balance Sheet Data (4)
Total Assets	$233,350	$163,056	$124,226	$90,367	$34,846
Working Capital	$2,120	$38,559	$40,880	$20,164	$10,016
Total Long Term Debt Less Current Maturities	$10,744	$75,546	$65,365	$2,703	$900
Stockholder’s Equity	$61,821	$12,973	$14,918	$13,339	$7,915

(1)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. The Company does not anticipate paying any cash dividends in the foreseeable future.

(2)	See Note 3 (Earnings per share) for an explanation of how earnings per share is calculated.

(3)	See Note 3 (Income Taxes) for an explanation of the pro forma presentation.

(4)	See Note 2 (Completed Merger) for an explanation of the impact of the reverse merger with Endeavor Acquisition Corp.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Background

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization with Old American Apparel and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 and changed its name to American Apparel, Inc. Old American Apparel merged with and into AAI Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of the Company and changed its name to American Apparel (USA), LLC.

The Acquisition was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. The historical financial information for periods and dates prior to December 12, 2007, is that of Old American Apparel and its affiliated companies. (See Note 2 to the Consolidated Financial Statements for further details.)

Overview

The Company designs, manufactures and sells fashion apparel for women, men, children and pets. The Company sells its products through its retail stores and through its wholesale operations, which include web-based operations, throughout the U.S. and internationally. American Apparel’s revenue is driven by its ability to design and market desirable products by identifying new business opportunities, securing new distribution channels, and renewing and revitalizing existing distribution channels.

Nature of Operations

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of fashion basic apparel. As of December 31, 2007, American Apparel operates 182 retail stores in 13 countries. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers.

American Apparel conducts it primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates a knitting facility in Los Angeles where it makes about one third of the fabric the Company uses in manufacturing. The Company also does a portion of its dyeing and finishing in-house. A Company owned dyehouse dyes one third of the raw fabric the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new sewing, dyeing, and finishing facility, which began operations in 2008. In this facility completely sewn garments will be dyed and finished.

Because the Company’s manufacturing process is vertically integrated, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The

Company’s products are noted for their quality and fit, and the Company’s edgy, distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Retail, U.S. Wholesale, Canada, and International. The Company believes this scheme of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Retail segment includes the Company’s retail operations in the U.S. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The business segments’ results exclude corporate overhead costs, which consist of the shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2007, 2006 and 2005 are included under Note 18 to the Consolidated Financial Statements contained herein.

As of December 31, 2007, the U.S. Retail segment consisted of 105 retail stores in the United States and the U.S. Wholesale segment consisted of wholesale operations and online operations. As of December 31, 2007, the Canada segment consisted of 30 stores along with wholesale operations while the International segment consisted of 47 retail stores in 11 countries, 7 online storefronts, and 12 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Germany, France, Italy, the Netherlands, Sweden, Switzerland, Israel, Mexico, Australia, Japan, and South Korea.

In 2007, 37.3% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 29.9% from U.S. Retail operations, 11.0% from Canada operations and 21.8% from International operations. In 2006, 44.8% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 28.2% from U.S. Retail operations, 10.7% from Canada Operations and 16.3% from International operations. In 2005, 58.3% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 22.6% from U.S. Retail operations, 12.0% from Canada operations and 7.1% from International operations. Total net revenue for 2007, 2006 and 2005 were $387 million, $285 million and $201 million, respectively and total net earnings (loss) for 2007, 2006 and 2005 were $15.5 million, ($1.6) million and $3.5 million, respectively.

During the period from January 1, 2005 through December 31, 2007, American Apparel increased its U.S.-based retail stores from 26 to 105 and increased its Canada based stores from 9 to 30, while establishing an additional 44 retail outlets in 11 countries. The following tables detail the growth in retail store activity during the years ended December 31, 2007, 2006 and 2005.

Retail Stores—U.S. Retail Segment	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Open at beginning of the period	93	66	26
Opened during the period	13	29	40
Closed during the period	(1)	(2)	0

Open at end of the period	105	93	66

Retail Stores—Canada Segment	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Open at beginning of the period	26	20	9
Opened during the period	5	6	11
Closed during the period	(1)	0	0

Open at end of the period	30	26	20

Retail Stores — International Retail Segment (excluding Canada)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Open at beginning of the period	28	17	3
Opened during the period	20	11	14
Closed during the period	(1)	0	0

Open at end of the period	47	28	17

Comparable Same Store Sales

Comparable same store sales are defined as the change in sales for stores that have been open for more than one year over the comparable period of the previous year. The table below shows the comparable same store sales of American Apparel, by quarter for the years ended December 31, 2007, 2006 and 2005, including the number of stores included in the comparison at the end of each period and the increase from the prior comparable period.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Year to date
2005	64%	56%	41%	41%	45%
Number of Stores	6	10	18	31
2006	16%	0%	3%	5%	5%
Number of Stores	43	50	64	83
2007	17%	24%	27%	40%	29%
Number of Stores	104	119	131	138

Executive Summary

For the year ended December 31, 2007, American Apparel reported net sales of $387 million, an increase of $102.1 million over 2006. The increase in net sales was generally the result of expansion in the Company’s U.S. Wholesale and U.S. Retail distribution channels, Canada retail distribution channel and the International retail distribution channel, as the Company added new store locations and expanded its product offerings in existing stores. American Apparel selects new store locations based upon consideration of a number of factors, including projected sales potential, financial requirements of the prospective lease agreement, co-tenancy, as well as ancillary benefits such as increase in brand recognition. At times, consideration is also given to locations where American Apparel has no retail store presence but online sales history demonstrates a strong demand for product. During 2007, American Apparel expanded its fabric offerings which facilitated introduction of new styles across the wholesale and retail distribution channels. As many as thirty new styles were added to the retail distribution channel of which the most notable was the addition of denim products. American Apparel saw comparable store sales increase by 29% for 2007 as compared to 2006.

Gross profit percentage for the consolidated group of companies increased by 4.6% in the year ended December 31, 2007 and 0.6 % in the year ended December 31, 2006. These increases are primarily attributed to the higher mix of retail sales to wholesale sales which generates higher gross profits. A higher percentage of sales were from retail sales with a higher margin due to higher sales prices at retail compared to wholesale. American Apparel’s net income for 2007 increased to $15.5 million compared to a loss of $1.6 million for 2006.

In 2007, 29.9% of our net revenue was generated from U.S. Retail operations, 37.3% from U.S. Wholesale operations, 11.0% from Canada Operations and 21.8% from International operations. Total net revenue for 2007 was $387 million and total net earnings for 2007 were $15.5 million. After giving effect to the conversion from an S Corporation to a C Corporation net earnings for 2007 were $9.5 million.

Management of American Apparel believes that its revenue growth has been enhanced by the addition of new stores and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To build on this trend in retail revenue growth, American Apparel is looking to grow its U.S. Retail business segment, and the retail portion of its International business segment. As of February 29, 2008, American Apparel had signed leases for an additional 28 store locations that it expects to open in 2008. Additionally, American Apparel is currently selecting, negotiating and reviewing more new store leases for store locations it plans to open in 2008.

As American Apparel’s business grows, management is examining its existing systems to make each segment work as efficiently as possible. To that end, the implementation of the first phase of the Company’s ERP system, to manage production requirements, is expected to be completed by the end of the first quarter of 2008. The new ERP system will enable American Apparel to handle higher production volume through more efficient purchasing and supply chain management. American Apparel, while currently able to meet its production requirements using both internal and third party resources, is developing strategies to increase its internal production capacity to meet future needs. The business combination has provided additional working capital that is needed for the Company to achieve its current expansion goals.

Critical Accounting Estimates and Policies

Complete descriptions of American Apparel’s significant accounting policies are outlined in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. American Apparel’s critical accounting estimates and policies include:

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation and obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency; and

•	accruals for the outcome of current litigation.

In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. American Apparel’s management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•

changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on American Apparel’s consolidated results of operations or financial condition.

Revenue Recognition

American Apparel recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from wholesale product sales is recorded at the time the product is shipped to the customer. Revenue from online sales is recorded at the time the products are delivered to the customers. With respect to its own retail store operations American Apparel recognizes revenue upon the sale of its products to retail customers. American Apparel’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Allowances” discussed below for further information). American Apparel recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise.

Sales Returns and Allowances

American Apparel analyzes sales returns in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). American Apparel is able to make reasonable and reliable estimates of product returns for its wholesale, online product sales and retail store sales based upon historical experience. American Apparel also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, American Apparel believes that its historical returns analysis is an accurate basis for its allowance for sales returns. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for the Company’s allowance for sales returns above. However, American Apparel believes that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at the allowance. American Apparel regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns and credits may differ from established reserves. Actual experience may be significantly different than American Apparel’s estimates due to various factors, including, but not limited to, changes in sales volume based on consumer demand and competitive conditions. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns that American Apparel had established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.

Trade Receivables

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, American Apparel evaluates its trade receivables and establishes an allowance for doubtful accounts based on a history of past bad debt expense, collections and current credit conditions.

American Apparel performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. American Apparel maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, American Apparel cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. American Apparel identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, American Apparel will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first quarter in anticipation of the peak selling season which occurs during the summer months of the second and third quarter of the year. At such times, American Apparel will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup precedes the selling season, management maintains the existing provision for inventory obsolescence until the peak selling season has passed and the accumulated sales data provides a better basis for an update of management’s estimate of this provision. American Apparel has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. American Apparel estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

Long-Lived Assets

American Apparel periodically reviews the values assigned to long-lived assets, such as property and equipment, intangibles and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis.

Impairment of Long-Lived Assets

American Apparel follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

American Apparel considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in American Apparel’s overall strategy with respect to the manner or use of the acquired assets or changes in American Apparel’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in American Apparel’s stock price for a sustained period of time; and (vi) regulatory changes.

American Apparel periodically evaluates acquired businesses and its retail stores for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause American Apparel to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets as well as other long lived assets are impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets.

Foreign Currency

In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. Dollars. This process results in exchange rate gains and losses, which, under the relevant accounting guidance, are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

Under the relevant accounting guidance, the functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included within the statement of operations. If American Apparel disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If American Apparel determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

Based on an assessment of the factors discussed above, American Apparel considers the relevant subsidiary’s local currency to be the functional currency for each of its foreign subsidiaries.

Income Taxes

American Apparel records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. American Apparel periodically reviews the recoverability of deferred tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, American Apparel operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Contingencies

American Apparel is subject to proceedings, lawsuits and other claims related to various matters. American Apparel is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. American Apparel currently does not believe that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Equity

The Company intends to use stock options and other stock-based awards to reward long-term performance. The Company believes that providing a meaningful portion of an executive’s total compensation package in stock options and other stock-based awards will align the incentives of its executives with the interests of stockholders and with the Company’s long-term success. The Company expects the compensation committee and Board to develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by American Apparel Board and was approved by the stockholders of American Apparel for their consideration at the special meeting. The 2007 Performance Equity Plan reserves 7,710,000 shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal.” No awards have been made under the plan as of this date. It is anticipated that all options granted under the plan in the future will have an exercise price at least equal to the fair market of American Apparel’s common stock on the date of grant.

Any equity compensation expense will be accounted for under the rules of Statement of Financial Accounting Standard (“SFAS”) No. 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require the Company to record cash compensation as an expense at the time the obligation is accrued. Until the Company achieves sustained profitability, the availability to it of a tax deduction for compensation expense is not material to its financial position.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

American Apparel, Inc.

Consolidated Statements of Operations

For the Year Ended, 2007 and 2006

(Amounts in Thousands)

	Year Ended December 31, 2007		Year Ended December 31, 2006
	(audited)		(audited)
Net sales	$387,044	100.0%	$284,966	100.0%
Cost of sales	171,571	44.3%	139,330	48.9%

Gross profit	215,473	55.7%	145,636	51.1%
Operating expenses	184,351	47.6%	135,064	47.4%

INCOME FROM OPERATIONS	31,122	8.0%	10,572	3.7%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	17,541	4.5%	11,812	4.1%
Foreign currency transaction gain	(722)	(0.2)%	(601)	(0.2)%
Other Income	(980)	(0.3)%	(607)	(0.2)%

INCOME (LOSS) BEFORE INCOME TAXES	15,283	3.9%	(32)	0.0%
Income tax (benefit) provision	(195)	(0.1)%	1,574	0.6%

NET INCOME (LOSS)	$15,478	4.0%	$(1,606)	(0.6)%

Pro forma Computation Related to Conversion to C Corporation for income tax purposes (unaudited):

	For the years ended December 31,
	(Dollars in thousands)
	2007		2006
Historical income (loss) before taxes	$15,283	3.9%	$(32)	0.0%
Pro forma provision (benefit) for income taxes	5,826	1.5%	(289)	0.0%

Pro forma income	$9,457	2.4%	$257	0.0%

Net Sales: The following table sets forth American Apparel’s net sales for the year ended December 31, 2007 as compared to December 31, 2006 and provides key breakdowns within each segment of significant net sales growth from period to period. Net Sales were as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006		$ Change	% Change
	(Dollars in Thousands)
	Amount	%	Amount	%	Amount	%
NET SALES	$387,044	100.0%	$284,966	100.0%	102,078	35.8%

U.S.—Wholesale	144,478	37.3%	127,761	44.8%	16,717	13.1%
U.S.—Retail	115,615	29.9%	80,210	28.2%	35,405	44.1%
Canada	42,407	11.0%	30,570	10.7%	11,837	38.7%
International	84,544	21.8%	46,425	16.3%	38,119	82.1%

	$387,044	100.0%	$284,966	100.0%	$102,078

One significant factor contributing to the overall growth in net sales period to period was the expansion of our international operations, as evidenced by the opening of 20 international retail stores with 1 store closing during the year ended December 31, 2007. In our Canada segment, during the year ended December 31, 2007,

5 retail stores were opened and 1 store was closed. Additionally, during the same period 13 retail stores were opened and 1 retail store was closed in our U.S. Retail business segment. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was the Company’s increased focus on building brand awareness and targeted advertising campaigns as further described below.

Net Sales increased $102.1 million, or 35.8% from $284.9 million for the year ended December 31, 2006 to $387.0 million for the year ended December 31, 2007.

U.S. Wholesale: Net sales for American Apparel’s U.S. Wholesale segment increased $16.7 million, or 13.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily as a result of an increase in online sales due to strategic advertising and increased brand recognition, as well as organic growth of the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the ability to meet customer demands through increased stock of inventory on hand. During 2007, compared to 2006, the Company went through a phase of increased production in order to meet customer demand during the peak sales season. Online sales increased from $9.0 million in 2006 to $18.7 million in 2007, an increase of $9.7 million.

U.S. Retail: Net sales for the U.S. Retail segment increased $35.4 million, or 44.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, fueled by the addition of retail stores in key markets within the U.S. in 2007, as well as a 26.2% increase in comparable store sales in 2007 compared to 2006. Same-store sales are calculated as the sales increase over the previous year for stores that have been open for more than twelve months. As of December 31, 2007, the number of open stores was 105, while as of December 31, 2006, the number of open stores was 93.

Canada: Net sales for the Canada segment increased $11.8 million, or 38.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, as a result of the addition of retail stores in key markets within Canada, as well as a 26.3% increase in same store sales in 2007 compared to 2006. Canada wholesale sales increased to $14,399 in 2007 from $13,492 in 2006 for a total increase of $907 or 6.7%. This increase can be attributed to our increased efforts to expand our wholesale clientele. As of December 31, 2007, the number of open stores was 30, while as of December 31, 2006, the number of open stores was 26.

International: Net sales for the International segment increased $38.1 million, or 82.1%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to the net increase of 19 international stores opened from 28 in 2006 to 47 in 2007 and partially due to a 35.5% increase in same store sales in 2007 compared to 2006. In the year ended December 31, 2007, American Apparel opened six additional stores in Germany, five in the United Kingdom, two each in Korea and France, and one each in Italy, Japan, Israel, Netherlands and Sweden and closed one store in Korea. During the year ended December 31, 2007, approximately $5.2 million and $2.6 million of the international sales were generated by wholesale and online sales, respectively, compared with $5.7 million and $2.8 million in sales for wholesale and online sales, respectively, for the year ended December 31, 2006.

Cost of Sales: Cost of sales decreased as a percentage of net sales from 48.9% in the year ended December 31, 2006 to 44.3% in the year ended December 31, 2007. Decrease in cost of sales as a percentage of net sales was primarily related to increases in retail sales which have a higher margin. Decrease in the cost of sales is also a result of better operational efficiencies realized through production during the year ended December 31, 2007. During that period American Apparel was operating closer to its normal production capacity, with lower overtime costs, and better capacity utilization.

Gross Profit: Gross profit increased from $145.6 million for the year ended December 31, 2006 to $215.5 million for the year ended December 31, 2007, which represents an increase of 48.0%. The overall increase in gross profit is a result of growth in retail sales which realize higher margins. This increase in gross profit is also a result of an increased amount of sales being generated from the International segments and the portion of the U.S. Wholesale segment related to online sales. In the International segment, there was growth in International online sales and the addition of new retail stores contributed to sales which generated higher margins.

Operating Expenses: The following table sets forth American Apparel’s operating expenses for the year ended December 31, 2007 as compared to December 31, 2006.

	Year Ended December 31, 2007		Year Ended December 31, 2006		$ Change	% Change

	Amount	%	Amount	%	Amount	%
OPERATING EXPENSES	$184,351	100%	$135,064	100%	$49,287	36.5%

Selling	115,602	62.7%	83,957	62.2%	31,645	37.7%
Warehouse and Distribution	10,663	5.8%	9,721	7.2%	942	9.7%
General and Administrative	58,086	31.5%	41,386	30.6%	16,700	40.4%

	184,351	100%	135,064	100%	49,287

Operating Expenses: Operating expenses increased from $135.1 million to $184.4 million for the year ended December 31, 2007, which represents an increase of 36.5%. Operating expenses include:

Selling: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2007 were $115.6 million, which represented 29.8% of net sales, as compared to $84.0 million the year ended December 31, 2006, which represented 29.5% of net sales.

Increases in selling expenses are primarily due to the increase in worldwide retail stores as well as the strategic promotional advertising of the Company’s brands and product styles throughout all of its segments. The net increase in selling expenses is attributable to the following: Advertising costs increased $5.3 million mainly due to the expenses incurred to promote new store openings and to strategically promote the Company’s product styles through print ads, magazines and online media. Payroll costs increased $16.1 million as a result of increased staffing levels to support new store openings. Opened stores increased from 147 in 2006 to 182 in 2007, driving an increase in rent and occupancy costs of $7.7 million. Expenses for Store maintenance and store supplies increased $2.5 million, due to Company expansion driven by new store openings and as a result of new lease agreements entered into for new stores.

Warehouse and Distribution: Warehouse and distribution expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 increased by $0.9 million. These expenses represented 2.7% and 3.4%, respectively of the total net sales for 2007 and 2006. Increase in international warehouse and distribution expenses is primarily due to an increase in transportation costs (such as import fees, duties and carrier costs of $0.3 million) to distribute the merchandise to international subsidiaries and an increased number of international locations where merchandise is shipped. The increase in warehouse and distribution expense is also attributable to increases of $0.4 million in staffing necessary to support increased volume and sales growth, with the remaining $0.2 million in warehouse & distribution expense increase due to other miscellaneous expense increases.

General and Administrative. General and administrative expenses of the segments for the year ended December 31, 2007 were $58.1 million, as compared to $41.4 million for the year ended December 31, 2006, an increase of $16.7 million, or 40.4%. General and Administrative expenses represented 15.0% and 14.5% of total net sales for the years ended December 31, 2007 and 2006, respectively.

The U.S. Wholesale segment’s general and administrative expenses increased in 2007 primarily due to higher levels of staffing necessary to support the expansion of American Apparel. The increase in the general and administrative expenses was primarily due to the additional staffing and administrative structure required to support a higher number of retail locations, depreciation and amortization costs increased due to buildouts of leasehold improvements and additions of information systems equipment required to support the growth in wholesale, retail and online distribution channels. In total, there was a $2.6 million increase in staffing expenses, a $3.1 million increase in depreciation and amortization, an increase of $3.7 million in professional fees, an increase in management fees of $3.7 million, a $0.9 million increase in repair and maintenance costs, and a $2.5 million increase in bonuses paid. The remainder of the increases is due to changes in miscellaneous expenses.

Interest Expense: The major components of interest expense in 2007 were interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. American Apparel increased its levels of debt in 2007 primarily in order to finance its expansion and buildout of retail stores opened during the period. Financing was also used to purchase additional manufacturing and information systems equipment required to support higher manufacturing to support increased sales in all segments. Interest rates on debt ranged from 4.6% to 24% during the year ended December 31, 2007. Interest expense for the year ended December 31, 2007 was $17.5 million as compared to $11.8 million for the year ended December 31, 2006. These expenses represented 4.5% and 4.1%, respectively, of the total net sales for 2007 and 2006. The net increase in interest expense is attributable to the increase in interest bearing debt. There was no significant change in the effective interest rate. Total interest bearing debt increased from $94.9 million at December 31, 2006 to $114.1 million at December 31, 2007.

Other Income : Other income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 increased by $0.4 million. Other income represented (0.3)% of the total net sales for 2007 and (0.2%) for 2006. The increase in other income is primarily due to rebates received from environmental fees (as a result of a Company-wide environmentally-friendly waste recycling program), as well as miscellaneous insurance recoveries.

Income Taxes: Income tax (benefit) provision decreased from $1.6 million for the year ended December 31, 2006 to $(0.2) million for the year ended December 31, 2007.

Prior to July 1, 2004, the Company operated as a C corporation under U.S. tax law. Effective July 1, 2004, the stockholders elected to be taxed under Subchapter S of the Internal Revenue Code (the “S Corporation Election”). During the period of the S Corporation Election, federal income taxes and certain state taxes were the responsibility of the Company’s stockholders. The S Corporation Election terminated with the consummation of the Acquisition on December 12, 2007. As a result of the Company’s conversion from the S corporation status for U.S. tax purposes to the C corporation status on December 12, 2007, the deferred tax assets and liabilities were adjusted to reflect the change in federal and state tax rates applicable to C corporations. This resulted in a deferred tax benefit of $6.2 million being recognized and included in the 2007 tax (benefit) provision.

Where applicable, state income taxes are provided by American Apparel at the applicable statutory rates multiplied by pre-tax income. American Apparel and its subsidiaries file income tax returns in various states and foreign jurisdictions.

Net Income (Loss): American Apparel’s net income (loss) after income taxes for the year ended December 31, 2006 as compared to the year ended December 31, 2007 were ($1.6) million and $15.5 million, respectively. A significant factor contributing to the increase in American Apparel’s net income after income taxes from 2006 to 2007 was a significant increase in net sales, combined with the reduction in cost of sales as a percentage of net sales, and recognition of a deferred tax benefit as a result of the conversion from S Corporation to a C Corporation.

On a pro forma basis, for 2007, conversion to a C Corporation resulted in income before taxes of $15.2 million. Pro forma net income for 2007 was $9.4 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

American Apparel, Inc.

Consolidated Statements of Operations

For the Year Ended December 31, 2006 and 2005

(Dollars in Thousands)

	Year Ended December 31, 2006		Year Ended December 31, 2005
Net sales	$284,966	100.0%	$201,450	100.0%
Cost of sales	139,330	48.9%	99,762	49.5%

Gross profit	145,636	51.1%	101,688	50.5%
Operating expenses	135,064	47.4%	90,906	45.1%

INCOME FROM OPERATIONS	10,572	3.7%	10,782	5.4%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	11,812	4.1%	6,788	3.4%
Foreign currency transaction gain (loss)	(601)	(0.20)%	358	0.20%
Other (Income) Expense	(607)	(0.20)%	(356)	(0.20)%

(LOSS) INCOME BEFORE INCOME TAXES	(32)	0.0%	3,992	2.0%
Income tax provision	1,574	0.6%	505	0.3%

NET (LOSS) INCOME	$(1,606)	(0.6)%	$3,487	1.7%

Pro forma Computation related to conversion to C corporation for income tax purposes:
Historical (loss) income before taxes	$(32)	0.0%	$3,992	2.0%
Pro forma provision (benefit) for income taxes	(289)	0.0%	871	0.4%

Pro forma net income	$257	0.0%	$3,121	1.6%

Net Sales: The following table sets forth American Apparel’s net sales for the for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and net sales growth within each segment from 2005 to 2006. Net sales were as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005		$ Change	% Change
	(Dollars in Thousands)
	Amount	%	Amount	%	Amount	%
NET SALES	$284,966	100.0%	$201,450	100.0%	$83,516	41.5%

U.S. Wholesale	$127,761	44.8%	$117,424	58.3%	$10,337	8.8%
U.S. Retail	80,210	28.2%	45,532	22.6%	34,678	76.2%
Canada	30,570	10.7%	24,194	12.0%	6,376	26.4%
International	46,425	16.3%	14,300	7.1%	32,125	224.7%

	$284,966	100.0%	$201,450	100.0%	$83,516

Net sales increased $83.5 million, or 41.5%, from $201.4 million for the year ended December 31, 2005 to $284.9 million for the year ended December 31, 2006. This sales increase was primarily attributable to opening 46 new retail locations while closing 2 existing locations during 2006. The number of retail locations in the U.S. Retail segment increased from 66 as of December 31, 2005 to 93 as of December 31, 2006. The number of international retail locations increased from 17 as of December 31, 2005 to 28 as of December 31, 2006.

U.S. Wholesale: Net sales for the U.S. Wholesale segment increased $10.3 million, or 8.8%, from $117.4 million for the year ended December 31, 2005 to $127.8 million for the year ended December 31, 2006.

U.S. Retail: Net sales for the U.S. Retail segment increased $34.7 million, or 76.2%, from $45.5 million for the year ended December 31, 2005 to $80.2 million for the year ended December 31, 2006, fueled by the addition of retail stores in key markets within the U.S. and Canada. As of December 31, 2006, the number of open stores was 93, while as of December 31, 2005, the number of open stores was 66.

Canada: Net sales for the Canada reporting segment increased $6.4 million, or 26.4%, from $24.1 million for the year ended December 31, 2005 to $30.6 million for the year ended December 31, 2006, primarily attributable to the addition of retail stores in key markets within Canada, as well as a 22.6% increase in same store sales. Same-store sales are calculated as the sales increase over the previous year for stores that have been open for more than twelve months. As of December 31, 2006, the number of open stores was 26 while as of December 31, 2005, the number of open stores was 20.

International: Net sales for International segment increased $32.1 million, or 224.7% from $14.3 million for the year ended December 31, 2005 to $46.4 million for the year ended December 31, 2006. This increase was primarily due to the number of international stores opened during the year and partially due to the increase in same store sales. As of December 31, 2006, the number of open stores was 28 while as of December 31, 2005, the number of open stores was 17.

Cost of Sales: Cost of sales increased from $99.7 million for the year ended December 31, 2005 to $139.3 million for the year ended December 31, 2006. Cost of sales decreased as a percentage of net sales from 49.5% in the year ended December 31, 2005 to 48.9% in the year ended December 31, 2006.

The decrease in cost of sales as a percentage of net sales of 0.6% was caused by a change in American Apparel’s sales mix. A higher percentage of our sales were from retail sales with a lower cost of sales percentage as compared to wholesale sales. The overall decrease was partially offset by an increase in the inventory reserve and unabsorbed overhead. During 2005 and the first half of 2006, American Apparel increased production of certain styles and introduced certain new styles which would be needed to support the anticipated further expansion into the retail channel in 2006. Due to the changing sales mix in 2006 and the increase in retail sales, American Apparel’s growth in overall sales volume was substantially faster than the growth in the number of units sold. However, while evaluating the inventory obsolescence reserves for 2006, certain styles did not achieve expected sales levels. As a matter of policy, American Apparel keeps stock of a wide variety of styles, sizes and colors in order to keep commitments to customers and be responsive to customer needs.

In the later part of 2006, American Apparel considered the possibility of having an excess of certain styles on hand. As there is no assurance that demand for these styles would materialize, American Apparel increased its reserve for slow-moving inventory from $0.6 million as of December 31, 2005 to $4.3 million as of December 31, 2006. The overall decrease in cost of sales as a percentage of sales was also offset by costs not absorbed by production during a production slowdown caused by financing constraints in the fourth quarter of 2006 as well as the increased costs resulting from rapid introduction of multiple new styles for the retail channel.

Gross Profit: Gross profit increased as a percentage of sales, from 50.5% for the year ended December 31, 2005 to 51.1% for the year ended December 31, 2006.

The overall increase in the gross profit percentage for the year ended December 31, 2006, as compared to the year ended December 31, 2005 is a result of the change in sales mix with a higher percentage of sales coming from retail sales at a higher gross margin. American Apparel’s U.S. Retail and International segments, which have higher gross margins as compared to the U.S. Wholesale segment, generated an increased percentage of net sales during 2006 as compared to 2005.

Operating Expenses: The following table sets forth American Apparel’s operating expenses for the year ended December 31, 2006 as compared to December 31, 2005.

	Year Ended December 31, 2006		Year Ended December 31, 2005		$ Change	% Change
	Amount	%	Amount	%	Amount	%
OPERATING EXPENSES	$135,064	100%	$90,906	100%	$44,158	48.6%

Selling	83,957	62.2%	53,881	59.3%	30,076	55.8%
Warehouse and Distribution	9,721	7.2%	6,175	6.8%	3,546	57.4%
General and Administrative	41,386	30.6%	30,850	33.9%	10,536	34.2%

	135,064	100%	90,906	100%	44,158

Operating Expenses: Operating expenses increased 48.6%, from $90.9 million for the year ended December 31, 2005 to $135.1 million for the year ended December 31, 2006, operating expense include:

Selling: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2006 were $83.9 million, which represents 29.4% of net sales, as compared to $53.8 million the year ended December 31, 2005, which represents 26.7% of net sales.

Selling expenses increased $30 million, or 55.8%, from approximately $53.9 million for the year ended December 31, 2005 to approximately $83.9 million for the year ended December 31, 2006. Increases in selling, advertising and promotions are primarily due to the increase in total retail stores from 103 as of December 31, 2005 to 147 as of December 31, 2006, as well as, the strategic promotional advertising of American Apparel’s brands and product styles.

The net increase in selling expense is attributable to the following: advertising and catalogs costs increased by $1.6 million mainly due to the promotions for new store openings. American Apparel increased advertising efforts through print ads, magazines and online media. Payroll costs increased $14 million as a result of increased staffing levels to support new stores; open stores increased from 103 as of December 31, 2005 to 147 as of December 31, 2006. This further led to an increase of $13.2 million in rent, utilities, store maintenance and supplies expense.

Warehouse and Distribution: Warehouse and distribution expenses increased $3.5 million, or 57.4%, from $6.2 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006. As a percentage of net sales this increase represented an increase from 3.1% of net sales in 2005 to 3.4% of net sales in 2006. This increase is primarily related to additional salaries of $2.6 million and costs after another warehouse building was occupied during 2006. Increase in International expenses is primarily due to increase in transportation costs of $0.9 million, such as, import fees, duties and carrier costs, to additional distant locations.

General and Administrative: General and administrative expenses by segment, together with unallocated corporate general and administrative expenses, were $41.4 million for the year ended December 31, 2006 as compared with $30.9 million for the year ended December 31, 2005. These expenses represented 14.5% and 15.3%, respectively of the total net sales for 2006 and 2005.

The increase in the U.S. Wholesale segment’s general and administrative expenses is primarily due to higher levels of staffing necessary to support the expansion of American Apparel, attributable largely to an increase in online sales as well as growth in wholesale sales. The U.S. Retail segment’s general and administrative expenses increased primarily due to the increase in administrative staff to support new retail stores. Specific increased expense items include credit card fees, depreciation and amortization and payroll. The International segment’s general and administrative expenses increase was likewise primarily due to the additional staffing and administrative structure required to support a higher number of retail locations. Specific increased expense items include depreciation and amortization and payroll. Overall, there was an increase of $1.9 million in credit card fees, a $3.6 million increase in depreciation and amortization, and an increase of $2.0 million in payroll.

The net increase in general and administrative expenses is attributable to the following: payroll costs increased mainly due to the increase in retail and wholesale sales growth and general salary increases; rent, utilities and maintenance costs increased mainly due to the additional space used by wholesale; depreciation and amortization costs increased due to buildouts or leasehold improvements and additions to support the growth in wholesale and retail; professional fees increased due to additional costs incurred in the accounting and legal areas; credit card fees increased due to increase in sales volume for both retail and wholesale; and bad debts increased mainly due to the increase in the wholesale segment.

Interest Expense: The major components of interest expense in 2006 were interest on the outstanding revolving credit facility, term loans with banks and loans from related and unrelated parties. Interest expense for the year ended December 31, 2006 was $11.8 million as compared with $6.8 million for the year ended December 31, 2005.

The increase in interest expense was primarily attributable to increased borrowing levels and higher interest rates in 2006 to support the rapid growth of American Apparel. Total interest bearing debt increased from $72.3 million as of December 31, 2005 to $94.9 million as of December 31, 2006.

Other (Income) Expense, Net: Other (income) expense for the year ended December 31, 2006 was ($1.2) million as compared with a negligible amount ($0.002 million) for the year ended December 31, 2005. The increase in other (income) expense from 2005 to 2006 was primarily due to the foreign exchange transaction (gain) associated with the weakening of the U.S. Dollar against the foreign currency in 2006 as compared to 2005.

Income Taxes: Income tax expense for the year ended December 31, 2006 was $1.5 million, as compared with $0.5 million for the year ended December 31, 2005. The increase in income tax expense was a result of an increase in foreign taxable income. Where applicable, state income taxes are provided by American Apparel at the applicable statutory rates multiplied by pre-tax income. American Apparel files income tax returns in various states and foreign jurisdictions.

Net (Loss) Income. Net (Loss) income for the year ended December 31, 2006 was ($1.6) million as compared with $3.5 million for the year ended December 31, 2005. This decrease in net income was primarily attributable to the increase in selling, general and administrative and interest expense as described above.

On a pro forma basis, for 2006, conversion to a C Corporation resulted in net income for 2006 of $0.3 million. After giving effect to the conversion from an S Corporation to a C Corporation net earnings for 2007 were $9.5 million.

Liquidity and Capital Resources

Over the past years, American Apparel’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of December 31, 2007 American Apparel had approximately $19.3 million in unrestricted cash. On January 18, 2007, American Apparel completed a $41 million secured debt financing with SOF Investments. During July 2007, American Apparel executed an agreement to obtain an additional $10 million in financing from SOF Investments. During July 2007, American Apparel also replaced its revolving credit facility of $62.5 million with a revolving credit facility of $75 million from LaSalle Bank.

The Company intends to actively renegotiate the terms of its current indebtedness in order to obtain more favorable terms reflective of its status as a public company.

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Warrants were redeemed by the Company at a price of $.01 per Warrant. The net proceeds received by the Company from the Warrant exercise amounted to approximately $65,622. Along with the net cash proceeds from the Acquisition, it is expected that net proceeds from exercise of warrants now provide sufficient cash to fund the Company’s Business Plan for the next twelve months.

Cash bonuses in an aggregate amount of $2.5 million have been awarded to key officers and certain employees of American Apparel in recognition of the contributions they have made to the successful completion of the Acquisition and overall growth of American Apparel. This amount has been accrued in our financial statements as of December 31, 2007 and, since January 2008, the entire $2.5 million has been distributed to non-executive officer employees of American Apparel.

Cash Flow Overview

Year Ended December 31, 2007

For the year ended December 31, 2007, cash used in operations was $(5.4) million. This is a result of income from operations before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $(24.7) million, and an increase in income taxes payable of $3.8 million, offset by the increase in inventory of $22.2 million, decrease in receivables of $.05 million, increase in prepaid expenses and other current assets of $2.3 million, and decrease in accounts payable and accrued expenses of $7.3 million. Cash used in operations was primarily used to reduce obligations to trade and other vendors. Cash used in operations was also used to finance an increase in inventory production levels during the first two quarters of 2007 through raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production selling and administrative staff payroll.

For the year ended December 31, 2007, American Apparel used $23.8 million of cash in investing activities. This is partially a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $5.3 million and an increased investment in property and equipment of $18.5 million for the U.S. retail and other segments. In 2007, American Apparel invested in new cutting, sewing, information systems equipment required to support the increased production levels experienced during 2007. Increase in investment in property and equipment for the retail segment was due to the 38 new retail stores that were opened in the year ended December 31, 2007.

For year ended December 31, 2007, cash from financing activities was $44.5 million. This is primarily the result of $123 million cash acquired in the Reverse Merger, the buy out of Sang Ho Lim of $67.9 million, decreases to the line of credit of $2.7 million, increases to the term loans and notes payable of $58.2 million offset by payments to term loans notes, payable and capital leases of $41.9 million, and distributions and advances to stockholders of $21.6 million. American Apparel’s principal capital requirements are to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations.

The term loan with the SOF Investments is set to mature in January 2009, while the Company’s secured revolving credit facility of $75 million matures on the earlier of July 2012 or 30 days prior to the maturity of the term loan with SOF Investments (unless the term loan is refinanced on terms acceptable to LaSalle Bank).

However, it appears probable that the Company will continue to be in violation of these covenants in subsequent periods and, accordingly, as of December 31, 2007, this loan balance is classified as a current obligation.

The Company intends to actively renegotiate the terms of its current indebtedness in order to obtain more favorable terms reflective of its status as a public company.

Year Ended December 31, 2006

For the year ended December 31, 2006, cash provided by operations was $7.7 million. This is a result of income from operations before non-cash expenses (primarily depreciation and amortization, inventory reserve and deferred rent expense) of $16.0 million offset by the increase in inventory of $13.3 million, decrease in other assets of $4.6 million and the increase in accounts payable and accrued expenses of $8.8 million. Cash provided by operations was a direct result of buildup in trade payables due to liquidity issues in late 2006 until additional, long-term financing was secured. This financing was completed in January 2007.

For the year ended December 31, 2006, cash used in investing activities was $16.9 million. This is a result of investments in property and equipment for the wholesale, retail and other segments to support the growth of American Apparel. The retail segment opened 46 new stores during the year ended December 31, 2006. During 2006, American Apparel invested in leasehold improvements to support buildouts and opening of new retail stores.

For the year ended December 31, 2006, cash from financing activities was $10.2 million. This is a result of increases to the line of credit of $6.8 million, increases in term loans and notes payable of $7.6 million offset by payments to term loans and notes payable of $7.4 million, payments to capital lease obligations of $3.2 million and distributions and advances to stockholders of $1.1 million. American Apparel’s principal capital requirements are to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment in order to support higher production levels and growth in online operations.

Year Ended December 31, 2005

For the year ended December 31, 2005, cash used in operations was $1.0 million. This is a result of income from operations before non-cash expenses (primarily depreciation and amortization, inventory reserve and deferred rent expense) of $15.5 million offset by the increase in inventory of $22.3 million, the increase in receivables of $2.4 million, the increase in prepaid expenses, deposits and other assets of $3.1 million and the increase in accounts payable and accrued expenses of $10.8 million. Cash used in operations was used to reduce obligations to vendors and to finance an increase in inventory levels through increased raw material purchases and payroll expenses in order to support American Apparel’s peak selling season that generally occurs from the months of May through September.

For the year ended December 31, 2005, cash used in investing activities was $19.1 million. This is a result of additional investing in property and equipment for the U.S. Wholesale segment, equipment and leasehold improvements for retails store opened in the U.S., Canada, and internationally. The retail segment opened 65 new stores during the year ended December 31, 2005. During the same year, American Apparel also purchased the net assets including all of its dyeing equipment and lease agreement of the E & J Textile Group for $1.2 million. These assets were used to organize a subsidiary and start a dyeing facility (American Apparel Dyeing and Finishing, Inc.).

For the year ended December 31, 2005, cash provided by financing activities was $20.8 million. This is a result of increases to the line of credit of $10.9 million, increases to term loans and notes payable of $7.2 million offset by payments to term loans and notes payable of $1.8 million, payments of capital lease obligations of $3.7 million, distributions and advances to stockholders of $1.9 million and increases to cash overdraft by $2.4 million. American Apparel’s principal capital requirements are to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of manufacturing equipment and information systems to support increased production levels.

Debt Agreements

The following is an overview of American Apparel’s long term and current debt as of December 31, 2007 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	December 31, 2007	Covenant Violations	Reference
Revolving credit line	LaSalle Bank	LIBOR + 2.0%	$47,402	Yes	a
Revolving credit line (Canada)	Toronto Dominion Bank	Prime + 1.00%	1,170	Yes	b
Term loan from private investment firm	SOF Investments	16.0%	51,000	Yes	c
Term loan	South Bay Bank	Prime + 1.00%	195		d
Equipment loans	3 loans for equipment and vehicles ranging between $1 - $24	From 4.6% to 11.9%	28		e
Leasehold improvement loans	2 loan from landlords ranging between $90 -$655	From 8% to 9%	82		f
Software loan	De Lage Landen Financial	9.0%	293		g
Mortgage loan			402		h

Total long term debt			100,572
Less current portion of debt			(99,930)

Long-term debt, net of current portion			642

Capital lease obligations	72 individual leases ranging between $1 -$428	From 3% to 26%	7,450		i
Subordinated notes payable to related parties			6,036		j

			114,058
Cash overdraft			2,778

Total debt			$116,836

(a)

At December 31, 2007, our revolving credit facility with LaSalle Bank provided for borrowings up to $75,000. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (4.7% at December 31, 2007) plus 2.0% or the bank’s prime rate (6.5% at December 31, 2007), at American Apparel’s option. The interest rate was 6.7% at December 31, 2007. The facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (January 18, 2009) unless it is refinanced on terms acceptable to the bank. Our revolving credit facility replaced our previous $62,500 credit facility. No charges for early extinguishment of debt were incurred in connection with such replacement. The average borrowings under our credit facilities during the year ended December 31, 2007 were $50,215. At December 31, 2007, American Apparel failed to meet certain covenants under its revolving credit facility with LaSalle Bank. American Apparel was in violation of the capital expenditures and fixed charges, covenants. On February 29, 2008, American Apparel obtained from LaSalle Bank a waiver for the violation of those covenants. However, it appears probable that the Company will continue to be in violation of these covenants in subsequent periods.

(b)	At December 31, 2007 and 2006, the Company had another line of credit with a bank that provided for borrowings up to $5,500 (denominated in Canadian Dollars at $5,500) due on demand, bearing interest at the bank’s prime rate (6% at December 31, 2007 and 2006) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the Company’s accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory.

(c)	On January 18, 2007, American Apparel completed a $41 million secured debt financing from SOF Investments. The proceeds of the financing were used to repay American Apparel’s subordinated notes payable held by C3 Capital Partners, L.P., of $15,011 (including principal, interest and fees), and to repay bank term loans of $5,600. Net proceeds related to the secured debt financing amounted to approximately $18 million. On July 2, 2007, American Apparel obtained an additional $10 million secured debt financing with SOF Investments under the same terms as the original agreement dated January 18, 2007. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires American Apparel to meet certain financial covenants. These covenants include fixed charge coverage ratio, annual capital expense limitation, minimum EBITDA, debt to EBITDA ratio, and adjusted debt to EBITDAR ratio. In the event American Apparel is in default under the agreement, the interest rate increases to 21% per annum and the lender has the right to demand payment in full of all outstanding indebtedness. Any prepayment must include a prepayment premium equal to 3% of the amount prepaid. As of December 31, 2007, the Company failed to meet its fixed charge ratio and capital expenditure covenants. On February 29, 2008, American Apparel obtained waivers from both La Salle and SOF for the violation of these covenants effective December 31, 2007. However, it appears probable that the Company will continue to be in violation of these covenants in subsequent periods and accordingly the loan balance as of December 31, 2007 is classified as a current obligation.

(d)	At December 31, 2007, American Apparel had two term loans with South Bay Bank. The first loan is payable in monthly installments of $5, including interest at prime (8.25% at December 31, 2007) plus 1% through October 2007. The balance at December 31, 2007 was $0. The second loan is payable in monthly installments of $22, including interest at prime plus 1% through December 2008. The balance at December 31, 2007 was $195. Both of these loans are secured by related equipment.

(e)	At December 31, 2007, American Apparel had various promissory notes payable in monthly installments aggregating $1 and $24, respectively, including interest ranging from 4.6% to 11.9% and maturing at various dates through August 2011. The notes are collateralized by equipment.

(f)	At December 31, 2007, American Apparel had two leasehold improvement term loans with certain landlords of its retail stores. The first loan is payable in monthly installments of $3 through March 2010, including interest at a rate of 8%. The balance at December 31, 2007 was $82. The second loan is payable in monthly interest only payments at 9% through December 2009. The balance at December 31, 2007 was $0. This second loan was paid off with proceeds from the merger.

(g)	At December 31, 2007, American Apparel has a term loan with De Lage Landen Financial Company payable in monthly installments of $11 through April 2011, including interest at a rate of 9%. The balance at December 31, 2007 was $293.

(h)	At December 31, 2007, American Apparel had a mortgage loan maturing November 2009, bearing interest at 4.85%. The mortgage is secured by the building and is repayable in monthly installments of $2. An unrelated individual has provided the bank with a guarantee to secure this loan.

(i)	American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2012. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(j)	The Company has two loans from the Company’s Chief Executive Officer. For the year ended December 31, 2007 the balances of these loans were $2,365 and $3,671. Both loans bear interest at 6% commencing December 12, 2007, and mature in 2012. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. For the year ended December 31, 2007, interest of $577, has been imputed at an average rate of 14% up through December 12, 2007 and was credited as an addition to paid-in capital. The Company’s Chief Executive Officer has subordinated an additional $2,365 in favor of the bank subsequent to December 12, 2007.

Financial Covenants and Credit Rating

American Apparel’s credit arrangements impose certain restrictions on American Apparel regarding capital expenditures and limit American Apparel’s ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

As of December 31, 2007, American Apparel failed to meet the provisions of certain covenants as set forth in its credit facility and loan agreement. On February 29, 2008 American Apparel obtained waivers from its bank and private investment firm for violations of these covenants. If American Apparel is determined not to be in compliance with covenants or other terms of its credit and loan facilities in the future and/or is unable to receive any necessary waivers or consents, this may result in additional fees being assessed against American Apparel or acceleration of the outstanding debt in its entirety and may adversely affect the ability of American Apparel to continue operations. American Apparel has reviewed the terms of its current credit and loan facilities and believes that another default is likely to occur during 2008 unless the terms of its credit and loan facilities are re-negotiated. As a result of the probable future covenant failures, the term loan balance has been classified as a current obligation as of December 31, 2007. If, however, such a default should occur and not be remedied, the substantial majority of American Apparel’s long term indebtedness would be re-characterized as short-term indebtedness to reflect the potential acceleration of such debt.

Contractual Obligations Summary

The following table summarizes American Apparel’s contractual commitments as of December 31, 2007, which relate to future minimum payments due under non-cancelable licenses, leases, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including the related real estate taxes and maintenance costs, are included in the Cost of sales and General and administrative expenses in American Apparel’s financial statements and amounted to approximately $43,396 for the year ended December 31, 2007.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$21,787	$600	$19,927	$1,260	$—
Current debt, including interest	111,339	111,339	—	—	—
Capital lease obligations, including interest	8,272	3,878	4,169	225	—
Operating lease obligations	244,530	38,476	64,054	53,481	88,519
Advertising Commitments	4,294	4,294	—	—	—

Total	$390,222	$158,587	$88,150	$54,966	$88,519

Over the past year, American Apparel’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of December 31, 2007, American Apparel had approximately $19.3 million in unrestricted cash.

Subsequent to December 31, 2007, American Apparel has received approximately $65.6 million from the exercise of about 16.2 million warrants at the exercise price of $6 each. The Company has not yet determined if the proceeds will be solely used for operations, solely used to repurchase shares to reduce the dilution caused by the exercise of the warrants or some combination.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the financing commitments previously discussed.

Inflation

Inflation affects the cost of raw materials, goods and services used by American Apparel. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment limits the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although American Apparel cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant. American Apparel seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. American Apparel does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Accounting Pronouncements-Newly Issued

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS No. 157 is encouraged. The American Apparel is currently evaluating the expected effect of SFAS No. 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the American Apparel’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. American Apparel is currently evaluating the expected impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such impact.

The FASB ratified the consensuses reached in Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, American Apparel should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. American Apparel adopted EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not have a significant impact on its consolidated financial position or results of operations. American Apparel currently records its sales net of any value added or sales tax.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

There are no other recently issued accounting pronouncement that are expected to have a material impact on American Apparel’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

American Apparel’s exposure to market risk is limited to interest rate risk associated with American Apparel’s credit facilities and foreign currency exchange risk associated with American Apparel’s foreign operations.

Based on American Apparel’s interest rate exposure on variable rate borrowings at December 31, 2007, a 1% increase in average interest rates on American Apparel’s borrowings would increase future interest expense by approximately $41 per month. American Apparel determined these amounts based on approximately $48,767 of variable rate borrowings at December 31, 2007, multiplied this amount by 1% and divided by twelve. American Apparel is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on American Apparel’s variable rate borrowings would increase interest expense and reduce net income.

The majority of American Apparel’s operating activities are conducted in U.S. dollars. Approximately 32.8% of American Apparel’s sales are denominated in other currencies such as Euros, or British Pounds Sterling. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

For the purpose of the current year’s financial statements the respective functional currency shall be the Canadian dollar for our Canadian subsidiaries, the pound Sterling for our U.K. subsidiaries, the Euro for our subsidiaries in Continental Europe, the Yen for our Japanese subsidiary, the Won for our South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

American Apparel, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2007, 2006 and 2005. Our audits also included the financial statement schedule as of and for the years ended December 31, 2007, 2006 and 2005 listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Apparel, Inc. and Subsidiaries, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

/s/ Marcum & Kliegman LLP

New York, NY

March 17, 2008

Item 8.	Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars and Shares in Thousands, except per share amounts)

December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$19,292	$3,780
Trade accounts receivable, net of allowances of $1,876 and $2,189 at December 31, 2007 and 2006, respectively	16,602	15,099
Other receivables	1,120	1,344
Prepaid expenses and other current assets	4,498	1,802
Inventories, net	106,434	83,284
Deferred taxes, current portion	4,894	471

Total Current Assets	152,840	105,780
PROPERTY AND EQUIPMENT, net	64,868	48,146
INTANGIBLE ASSETS, net	2,286	1,062
GOODWILL	950	950
DEFERRED TAXES	3,146	270
OTHER ASSETS	9,260	6,848

TOTAL ASSETS	$233,350	$163,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,778	$3,379
Current portion of long-term debt	99,930	13,653
Subordinated notes payable to related parties	—	2,751
Accounts payable	15,451	31,185
Accrued expenses	21,877	11,429
Income taxes payable	7,300	1,831
Current portion of capital lease obligations	3,384	2,993

Total Current Liabilities	150,720	67,221

LONG-TERM DEBT, Net of current portion	642	53,070
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	6,036	5,081
SUBORDINATED NOTE PAYABLE TO UNRELATED PARTY	—	14,201
CAPITAL LEASE OBLIGATIONS, net of current portion	4,066	3,194
DEFERRED RENT	10,065	7,316

TOTAL LIABILITIES	171,529	150,083

COMMITMENTS AND CONTINGENCIES

STOCK HOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; total issued and outstanding 57,595 and 48,390, respectively	6	5
Additional paid-in capital	57,162	6,197
Due from stockholders	—	(553)
Accumulated other comprehensive income	865	361
Retained earnings	3,788	6,963

TOTAL STOCKHOLDERS’ EQUITY	61,821	12,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,350	$163,056

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and Shares in Thousands, except per share amounts)

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
NET SALES	$387,044	$284,966	$201,450
COST OF SALES	171,571	139,330	99,762

GROSS PROFIT	215,473	145,636	101,688
OPERATING EXPENSES (including related party charges of $6,111, $2,135 and $1,987 for the years ended December 31, 2007, 2006 and 2005 respectively)	184,351	135,064	90,906

INCOME FROM OPERATIONS	31,122	10,572	10,782

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense (including related party interest expense of $1,633, $655 and $300 for the years ended December 31, 2007, 2006 and 2005, respectively)	17,541	11,812	6,788
Foreign currency transaction (gain) loss	(722)	(601)	358
Other income	(980)	(607)	(356)

TOTAL INTEREST AND OTHER INCOME	15,839	10,604	6,790

INCOME (LOSS) BEFORE INCOME TAXES	15,283	(32)	3,992
INCOME TAX (BENEFIT) PROVISION	(195)	1,574	505

NET INCOME (LOSS)	$15,478	$(1,606)	$3,487

Weighted average basic shares outstanding	48,890	48,390	48,390
Weighted average diluted shares outstanding	49,414	48,390	48,390
Basic Earnings (loss) per share (note 3)	$0.32	$(0.03)	$0.07
Diluted Earnings (loss) per share (note 3)	$0.31	$(0.03)	$0.07

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) before income taxes	$15,283	$(32)	3,992
Pro forma provision (benefit) for income taxes	5,826	(289)	871

Pro forma net income	$9,457	$257	$3,121

Pro forma Basic Earnings per share	$0.19	$0.01	$0.06
Pro forma Diluted Earnings per share	$0.19	$0.01	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars and Shares in Thousands)

For the Years Ended December 31, 2007, 2006 and 2005

	Shares	Amount	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2005, as previously reported	100	$—	$5,706	$(1,197)	$—	$7,952	$12,461
CI Companies	—	1	61	—	—	816	878
Retroactive effect of shares issued in reverse merger dated 12/12/07	48,290	4	(4)	—	—	—	—

ADJUSTED BALANCE, January 1, 2005	48,390	5	5,763	(1,197)	—	8,768	13,339
Reclassification of prior year distributions to stockholders	—	—	—	1,197	—	(1,197)	—
Advances to stockholders	—	—	—	(158)	—	—	(158)
Distributions to stockholders	—	—	—	—	—	(1,793)	(1,793)
Imputed interest on stockholder loans	—	—	157	—	—	—	157
Net income	—	—	—	—	—	3,487	3,487	$3,487
Foreign currency translation	—	—	—	—	(114)	—	(114)	(114)

BALANCE, December 31, 2005	48,390	5	5,920	(158)	(114)	9,265	14,918	$3,373

Advances to stockholders	—	—	—	(395)	—	—	(395)
Distributions to stockholders	—	—	—	—	—	(696)	(696)
Imputed interest on stockholder loans	—	—	277	—	—	—	277
Net loss	—	—	—	—	—	(1,606)	(1,606)	$(1,606)
Foreign currency translation	—	—	—	—	475	—	475	475

BALANCE, December 31, 2006	48,390	5	6,197	(553)	361	6,963	12,973	$(1,131)

Outstanding shares of the Registrant at time of reverse merger dated 12/12/07	19,933	2	121,587	—	—	—	121,589
Buy out of Sang Ho Lim	(11,132)	(1)	(67,902)	—	—	—	(67,903)
Repayment of stockholders advances	—	—	—	553	—	—	553
Distributions to stockholders	—	—	(15,764)	—	—	(6,383)	(22,147)
Reclass deferred merger costs	—	—	(1,003)	—	—	—	(1,003)
Imputed interest on stockholder loans	—	—	577	—	—	—	577
Capitalization of undistributed S Corporation earnings	—	—	12,270	—	—	(12,270)	—
Exercise of warrants	200	—	1,200	—	—	—	1,200
Cashless exercise of underwriters unit purchase options	204	—	—	—	—	—	—
Net income	—	—	—	—		15,478	15,478	$15,478
Foreign currency translation	—	—	—	—	504	—	504	504

BALANCE, December 31, 2007	57,595	$6	$57,162	$—	$865	$3,788	$61,821	$15,982

The accompanying notes are an integral part of these consolidated financial statements

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

For the Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$386,931	$284,678	$198,920
Cash paid to suppliers, employees and others	(372,595)	(266,262)	(193,503)
Income taxes paid	(3,247)	(1,019)	(64)
Interest paid	(17,533)	(10,338)	(6,635)
Other	1,006	611	259

Net cash (used in) provided by operating activities	(5,438)	7,670	(1,023)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(22,195)	(16,890)	(17,851)
Purchase of net assets under business acquisition	(1,600)	—	(1,224)

Net cash used in investing activities	(23,795)	(16,890)	(19,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in matured funds from factor, net	—	—	362
Cash overdraft from financial institution, net	(1,212)	(590)	2,424
Borrowings (repayments) under revolving credit facility, net	(2,659)	6,753	10,881
(Advances) to stockholders	—	(395)	(1,793)
Deferred Financing costs paid	(1,630)	—	—
Advances to stockholders, net	(21,594)	(696)	(158)
Proceeds from exercise of Warrants	1,200	—	—
Cash acquired in reverse Merger	123,000	—	—
Buy out of Sang Ho Lim	(67,903)	—	—
Payment of merger costs	(1,003)	—	—
(Borrowings) proceeds of notes payable to related party	4,732	5,445	1,605
Repayment of notes payable to related parties	(6,804)	(813)	(24)
Borrowings under notes payable to unrelated parties	2,118	4,406	1,343
Repayment under notes payable to unrelated parties	(8,288)	(1,088)	(577)
(Repayments of) borrowings under subordinated note payable to related party	(360)	180	—
(Repayment of) borrowing under subordinated note payable to unrelated party	(14,201)	—	5,000
Borrowings under term loans and notes payable	51,386	7,637	7,209
Repayment of term loans and notes payable	(8,685)	(7,385)	(1,819)
Repayment of capital lease obligations	(3,567)	(3,215)	(3,700)

Net cash provided by financing activities	44,530	10,239	20,753

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	215	168	(127)

NET INCREASE IN CASH	15,512	1,187	528
CASH, beginning of period	3,780	2,593	2,065

CASH, end of period	$19,292	$3,780	$2,593

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$15,478	$(1,606)	$3,487
Depreciation and amortization	13,306	10,904	6,325
Imputed interest on stockholder loans	577	277	157
Impairment charge	252	252	605
Foreign Currency transaction (gain) loss	(722)	(601)	358
Inventory reserve	537	4,012	600
Bad debt (recovery) expense	(313)	1,077	208
Deferred taxes	(6,913)	(456)	(221)
Deferred rent	2,594	2,094	3,957
Changes in cash due to changes in operating assets and liabilities
Trade accounts receivables	(499)	(93)	(1,351)
Other receivables	—	—	(711)
Inventories	(22,158)	(13,311)	(22,346)
Prepaid expenses and other current assets	(2,298)	(160)	(1,262)
Other assets	(1,714)	(4,616)	(2,203)
Accounts payable	(15,835)	10,084	3,141
Accrued expenses	8,503	(1,290)	7,646
Income taxes payable	3,767	1,103	587

Net cash (used in) provided by operating activities	$(5,438)	$7,670	$(1,023)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$4,614	$2,156	$6,446
Liabilities assumed under Endeavor Acquisition	1,411	—	—
Reclass of advances to stockholders	553	—	—
Fair value of asset acquired for acquisitions accounted for under the purchase method of accounting	—	—	655
Conversion of accrued interest to subordinated note payable to unrelated party	—	—	798
Reclass of due from stockholders to distributions	—	—	1,197
Services provided to acquire assets accounted for under the purchase methods of accounting	—	—	576

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and Shares in Thousands, except per share amounts)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—Organization and Business

American Apparel, Inc. (the “Registrant”) was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corporation, a blank check company formed to serve as a vehicle for the acquisition of an operating business. The Registration Statement for the Registrant’s initial public offering (“Offering”) was declared effective December 15, 2005. The Registrant consummated the Offering on December 21, 2005 and received net proceeds of approximately $113,500. In January 2006, the underwriter exercised the overallotment option generating an additional $8,840 of net proceeds. Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating company. American Apparel (defined below) was subsequently identified as this operating company.

On December 18, 2006, the Registrant entered into an agreement and plan of reorganization (“Agreement”) by which it ultimately acquired American Apparel. On November 6, 2007, the Registrant entered into an amended Acquisition Agreement (“Amended Agreement”) with American Apparel whereby American Apparel, Inc. (“AA”), American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively “CI Companies”) became wholly owned subsidiaries of the Registrant. Upon the completion of the merger with AA and CI Companies on December 12, 2007, the Registrant changed its name to American Apparel, Inc. AA and CI Companies are collectively referred to as “American Apparel” and the consolidated entity, including the Registrant, is collectively referred to as the “Company”. For accounting purposes, this business combination (“Merger”) has been treated as a reverse merger.

The Company is a vertically-integrated manufacturer, distributor, and retailer of fashion essentials for men, women and children. The Company sells its products through a wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website.

NOTE 2—Completed Merger

Dov Charney, a 50% owner of AA’s common stock and 100% owner of CI Companies’ common stock and current Chief Executive Office of the Company received from the Registrant 37,258 shares of its common stock in exchange for his ownership interest in AA and CI Companies. The other 50% owner of AA’s Common Stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of common stock.

At the Closing of the Merger, the Registrant had 19,933 shares of Common stock outstanding with a net tangible book value of $121,589, net of $5,494 of transaction costs. The net tangible book value consisted of cash of $123,000, a tax liability of $1,406 and accrued expenses of $5. The net cash proceeds were used as follows: $67,903 was paid to Sang Ho Lim, $15,764 was paid to Dov Charney and Sang Ho Lim as a Company distribution to settle their estimated personal income tax liabilities as a result of AA’s subchapter S Corporation status, $13,323 was used to repay related party and third party debt, and $26,010 was available for working capital.

At the Closing of the Merger (the “Closing”), 8,064 shares of the Company’s common stock issued to Dov Charney were placed in escrow until the later of (a) the first anniversary of the Closing and (b) the thirtieth day after the date that the Company files its Annual Report on Form 10-K for the year ended December 31, 2007, as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of AA’s covenants, representations and warranties in the Agreement and certain lawsuits to which AA is a party.

Dov Charney agreed not to sell any shares of the Company’s common stock he received in the Merger before the third anniversary of the Closing, subject to certain exceptions.

Pursuant to the Agreement, the Company and Dov Charney entered into a registration rights agreement to provide Dov Charney certain rights relating to the registration of shares of the Company’s common stock that he received in connection with the Merger. Under the registration rights agreement, Dov Charney is afforded both demand and piggyback registration rights.

Basis of Presentation and Accounting Treatment of the Merger

The Merger has been accounted for as a “reverse merger” and recapitalization, since the majority stockholder of American Apparel owns a majority of the outstanding shares of the common stock of the Company immediately following the completion of the Merger. American Apparel is the accounting acquirer and, consequently, the Merger is treated as a recapitalization of American Apparel. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of American Apparel and are recorded at the historical cost basis of American Apparel. The Registrant’s assets and liabilities are consolidated as of December 12, 2007 and are recorded at their net tangible book value; the Registrant’s results of operations are consolidated with American Apparel commencing December 12, 2007.

Additionally, AA and CI Companies have been under common control since each of the entities’ inception. In conjunction with the Merger, the two entities were consolidated in a manner similar to a pooling of interests. Accordingly, AA and CI Companies were consolidated retroactively to January 1, 2005, using the historical cost basis of each entity.

In the consolidated statement of stockholders’ equity, in addition to reflecting the common control merger retroactive to January 1, 2005, the recapitalization of the number of shares of common stock attributable to the American Apparel stockholders is also reflected retroactive to January 1, 2005. Accordingly, the number of shares presented as outstanding as of January 1, 2005 total 48,390, consisting of the 37,258 issued to Dov Charney, and the 11,132 equivalent number of shares assigned to Sang Ho Lim. Sang Ho Lim’s shares were determined by dividing the $67,903 ($121,589/19,933) he received in cash by the $6.10 net tangible book value per share of the Registrant as of the Closing. These shares were also used to calculate the Company’s earnings (loss) per share for all periods prior to the Merger.

NOTE 3—Summary of Significant Accounting Policies

Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt, and lease financing. During July 2007, the Company executed an agreement to obtain an additional $10 million in financing from its private investment firm. The Company also replaced its revolving credit facility of $62,500 (Note 10a) with an increased revolving facility of $75,000 from a new lender. Substantially, $100 million of the Company’s outstanding debt as of December 31, 2007 is set to mature through January 2009.

The Company expects to actively renegotiate the terms of its current indebtedness, in order to obtain more favorable terms reflective of its status as a public company.

As a result of the Merger the Company repaid $13,323 of related party and third party debt and generated $26,010 (Note 2) of working capital. As more fully discussed in Note 20, the Company received proceeds subsequent to December 31, 2007 from the exercise of warrants aggregating $65,622 million. As of December 31, 2007, the Company had approximately $19,292 in unrestricted cash. While there can be no assurances, the Company believes that as a result of the Merger it currently has sufficient cash and financing commitments to meet funding requirements of its growth strategy.

As of December 31, 2007, the Company failed to meet certain debt covenants relating to its financing agreements with its bank and private investment firm (Note 10). The bank debt covenant violations specifically related to a restriction relating to fixed charge ratios, and another restriction prohibiting the Company to incur capital expenditures in excess of $25,000 during the year. As a consequence of these violations, the Company also violated the cross-default covenant of its financing agreement with its private investment firm. On February 29, 2008, the Company obtained waivers from both the bank and its private investment firm for the violation of these covenants. As a result of the waivers, the Company’s management believes it is currently in compliance with covenants set forth by the credit facility agreement and its term loan agreement.

As discussed above, Management has taken several actions to improve the financial position of the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not continue as a going concern.

As more fully discussed in Note 20, subsequent to December 31, 2007 and through March 14, 2007 the Company received proceeds of $65,620 from the exercise of Warrants.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Apparel, Inc. and its direct and indirect wholly-owned subsidiaries (see Note 1). All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances, allowance for doubtful accounts, inventory valuation and obsolescence, valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, property and equipment, income taxes; and accruals for the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Accounting for Warrants

On December 21, 2005, the Registrant sold 15,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Registrant sold an additional 1,161 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of the Merger or December 15, 2006 and expiring on December 14, 2009. The Warrants are redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Such notice of redemption was given on February 6, 2008 (see Note 20). There is no cash settlement option for the Warrants.

In connection with this Offering, the Company issued an option to the representative of the Underwriter to purchase 350 Units at an exercise price of $10.00 per Unit (the “Underwriters Purchase Option”). The Underwriters Purchase Option was exercised in December, 2007 in a cashless conversion, resulting in the issuance of 204 shares of common stock and 204 Warrants. Additionally, 200 Warrants were exercised in December 2007 resulting in aggregate proceeds of $1,200. As a result, as of December 31, 2007, there are 16,165 Warrants outstanding, all with an exercise price of $6.00 per share, expiring on December 14, 2009.

Earnings per Share

The Company displays earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The effect of the Merger has been given retroactive application in the EPS calculation (see Note 2, Basis of Presentation and Accounting Treatment of the Merger). The common stock issued and outstanding with respect to the pre-Merger stockholders of the Registrant has been included in the EPS calculation since the Closing date of the Merger. All of the Registrant’s outstanding Warrants and Underwriter’s Purchase Option are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the Closing date of the Merger.

The following provides a reconciliation of information used in calculating EPS for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Weighted average shares outstanding used in Basic EPS	48,890	48,390	48,390
Dilutive effect of Warrants and Underwriters purchase option	524	—	—

Weighted average shares outstanding for Diluted EPS	49,414	48,390	48,390

Share-Based Compensation

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (“the 2007 Plan”). The 2007 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 7,710 shares of the Company’s common stock to be acquired by the holders of such awards. As of December 31, 2007 the Company has not granted any awards under the 2007 Plan. The purpose of the 2007 Plan is to enable the Company’s compensation committee to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including: incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights. The 2007 Plan will enable the compensation committee to determine virtually all terms of each grant, which will allow the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

In accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair value of the award. SFAS No. 123 (R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Revenue Recognition

The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from wholesale product sales are recorded at the time the product is shipped to the customer. Online product sales are recorded at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and is recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Other Allowances” discussed below for further information).

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the amount of $1,816 and $620 at December 31, 2007 and 2006, respectively.

Sales Returns and Allowances

Allowances For Sales Returns—The Company analyzes sales returns in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). The Company is able to make reasonable and reliable estimates of product returns for its wholesale, online product sales and retail store sales based on the Company’s past history. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each allowance above. However, the Company believes that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at each allowance. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Actual experience associated with any of these items may be significantly different than the Company’s estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. wholesale segment. The Company mitigates its risk by investing in or through major financial institutions. The Company had approximately $5,939 and $2,666 held in foreign banks at December 31, 2007, and 2006, respectively.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash

The Company’s cash balances represent cash on deposit held at banks.

Trade Accounts Receivable

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. Amounts due from credit card, debit card and electronic benefit transfer transactions as of December 31, 2007, and 2006, were approximately $1,089 and $1,433, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2007, 2006, and 2005, respectively, no one supplier provided more than 10% of the Company’s raw material purchases.

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2007 and 2006, the Company had a reserve for slow-moving inventories of $4,284. The Company’s reserve for slow-moving inventories increased $0 and $3,484, for the years ended December 31, 2007 and 2006, respectively.

The Company establishes a reserve for inventory shrinkage for each of its retail locations. The reserve is based on the historical results of physical cycle counts. The Company has a reserve for inventory shrinkage and obsolescence in the amount of $1,065 and $528 for the years ended December 31, 2007 and December 31, 2006, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company has not had any goodwill impairment.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 10 years.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. For the years ended December 31, 2007, 2006 and 2005, the Company recognized impairment charges of $252, $252 and $605, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for certain North American retail stores and are included in the Consolidated Statements of Operations under the caption “Operating Expenses”.

Foreign Currency

The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to operations as incurred. Where the local currency is the functional currency (which is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary) translation adjustments are recorded as a separate component of stockholders’ equity. The Company recognized foreign currency transaction gains (losses) of $722 in 2007, $601 in 2006 and ($358) in 2005.

Taxes

As a result of the Merger, AA was required to convert from a Subchapter S Corporation to a C Corporation as of the Closing on December 12, 2007. As a Subchapter S Corporation, U.S. federal and certain state income taxes were the responsibility of the Company’s stockholders. Accordingly, the income taxes were not reflected in the Company’s financial statements.

The result of this conversion was to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of conversion into a taxable entity. This resulted in a deferred tax benefit of $6,205 being recognized and included in the 2007 tax (benefit).

The unaudited pro forma computation of income tax included in the Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except CI Companies, consolidated in their U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company accounts for the presentation of taxes in accordance with Emerging Issue Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The Company currently records its sales net of any value added or sales tax.

Fair Value of Financial Instruments

Financial instruments include cash, trade accounts receivable, other receivables, accounts payable, notes payable and long term debt. The recorded values of cash, trade accounts receivable, other receivables and accounts payable approximate fair value based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. The advertising expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $12,765, $8,138 and $6,632, respectively and were included in “Operating Expenses” in the Consolidated Statements of Operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2007, 2006 and 2005, cooperative advertising expenses were $377, $376, and $348, respectively.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with EITF issue 00-19 “Accounting for Shipping and Handling Fees and Costs”. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in “Cost of Sales” in the Consolidated Statements of Operations. Amounts billed to customers are included in “Net Sales”.

Preferred stock

At December 31, 2007, 2006 and 2005, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2007, 2006 or 2005. Shares may be issued in one or more series.

Deferred Rent, Rent Expense and Tenant Allowances

The Company occupies its retail stores and combined corporate office, manufacturing, and distribution center under operating leases generally with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent; a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company straight-lines and recognizes its rent expense over the term of the lease (including probable lease renewals), plus the construction period prior to occupancy of the retail location, using a mid-month convention. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a deferred credit and amortized as a reduction of rent expense over the term of the related lease.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated , then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Start-up Costs

The Company expenses as incurred all retail store start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses incurred during the planning and operating stage. As of December 31, 2007 and 2006, the Company had capitalized website development costs of $7, and $280, respectively, which are included in Property and equipment in the accompanying Consolidated Balance Sheets.

Self-insurance accruals

The Company self-insures a significant portion of expected losses under the workers’ compensation program. Accrued liabilities are recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and unreported.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. As of December 31, 2007 and 2006, the Company did not have any accrued losses for environmental remediation obligations.

Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income (loss) are changes in equity that are excluded from the Company’s net income, specifically, unrealized gains and losses on foreign currency translation adjustments.

Accounting Pronouncements-Newly Issued

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for financial instruments in fiscal years beginning January 1, 2008 and for nonfinancial instruments in fiscal years beginning January 1, 2009. Early adoption of SFAS No. 157 is encouraged. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements and is currently not yet in a position to determine such impact.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the expected impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such impact.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4—Business Acquisitions

American Apparel Dyeing and Finishing, Inc., a wholly owned subsidiary of the Company, entered into an agreement on June 2, 2005 with E & J Textile Group to purchase all of the assets of its dye and fabric processing and finishing plant. The Company purchased E&J Textile Group so that it could dye its own fabric for use in the production of its apparel products. The assets purchased included all of the facility’s tangible personal property. In addition, American Apparel Dyeing and Finishing, Inc. purchased the lease agreement for the premises and equipment leases. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No 141, “Business Combinations”. Under the purchase method the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values and the excess was allocated to goodwill.

The purchase price of the dye house facility amounted to $1,800. A payment was made at the closing of the acquisition in the amount of approximately $1,224. Of this payment, approximately $900 was financed by a third party financial institution. The remaining balance of approximately $576 was paid off by future services rendered to the seller all of which were rendered and paid during the remainder of the year ended December 31, 2005. In addition to the purchase price, costs in the amount of approximately $371 were incurred and expensed during the year ended December 31, 2005. Prior to the acquisition, American Apparel Dyeing and Finishing, Inc. did not commence operations. The $900 financed by a third party financial institution was paid in full during the remainder of the year ended December 31, 2005.

The following table summarizes the estimated fair values of assets purchased at the date of acquisition as of June 2, 2005:

Goodwill	$950
Property and equipment	600
Leasehold improvements	250

Total assets acquired	$1,800

On September 16, 2005, the Company acquired the net assets of an unrelated third party company, a distributor and franchiser of American Apparel products, in order to own all of its retail stores under one parent company. The acquired company, American Apparel Korea, Co. Ltd., became a wholly-owned subsidiary of the Company. The purchase price amounted to approximately $655, payable by a promissory note at an interest rate of 9% per annum through September 2006. These consolidated financial statements include the results of operations of American Apparel Korea, Co. Ltd. since completion of this purchase transaction.

The following table summarizes the estimated fair values of assets acquired at the date of acquisition as of September 16, 2005:

Prepaid expenses	$53
Property and equipment	65
Deposits	69
Inventory	468

Total assets acquired	$655

In addition to these acquired net assets, the purchase price included 10 franchising contracts with retail stores throughout Korea. These franchising agreements are exclusively for the right to sell American Apparel Korea, Co. Ltd. products. Franchising agreements are all for the term of one year with an option to renew.

On December 1, 2007 the Company entered into an agreement with an unrelated third party to assume a lease and purchase all of the assets of a garment sewing, dyeing and finishing plant. Purchase of these assets added garment dyeing capability to the Company’s production process. The purchase included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No 141, “Business Combinations”. Under the purchase method the total purchase price has been allocated to the tangible assets acquired, based upon their estimated fair values. These Consolidated Financial Statements include the results of operations of this business since December 1, 2007.

The purchase price of the garment sewing, dyeing and finishing equipment amounted to $1,600. The Company made payments totaling $1,600 to the unrelated third party during December 2007.

The following table summarizes the estimated fair values of assets purchased at the date of acquisition as of December 1, 2007:

Machinery and equipment	$1,461
Leasehold Improvements	139

Total assets acquired	$1,600

Pro-forma financial information is not provided for these acquisitions as their impact was not material individually or in the aggregate to the Company’s consolidated financial statements.

NOTE 5—Inventories, net

The components of inventories at December 31 are as follows:

	2007	2006
Raw materials	$27,703	$21,991
Work in process	3,238	1,532
Finished goods	80,842	64,573

	111,783	88,096
Less reserve for inventory shrinkage and obsolescence	(5,349)	(4,812)

Total, net of reserves	$106,434	$83,284

NOTE 6—Property and Equipment

The components of property and equipment at December 31 are as follows:

	2007	2006	Depreciation and Amortization Period (Years)
Machinery and equipment	$24,120	$18,268	5-7 years
Furniture and fixtures	19,731	9,360	5 years
Computers and software	11,566	9,292	3-5 years
Automobiles and light trucks	686	392	3 years
Leasehold Improvements	40,284	32,998	Shorter of the life of lease or useful life
Buildings	1,544	502	25 Years
Construction in progress	3,268	334

	101,199	71,146
Accumulated depreciation and amortization	(36,331)	(23,000)

Total	$64,868	$48,146

For the years ended December 31, 2007, 2006, and 2005 depreciation and amortization expense relating to property and equipment (including capitalized leases) was $13,033, $10,829, and $6,316, respectively. At December 31, 2007 and 2006, property and equipment includes $8,259 and $13,094, for assets held under capital leases, respectively. Accumulated depreciation for these capital leases at December 31, 2007 and 2006 was $4,382, and $6,099, respectively.

NOTE 7—Goodwill and Other Intangible Assets

Goodwill of $950 is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005, and was assigned to the U.S. wholesale segment. There were no changes in the carrying amount of goodwill by segment for the year ended December 31, 2007 and 2006, respectively.

Intangible Asset, net

The carrying amounts of intangible assets at December 31 are as follows:

	2007 Carrying Amount	2006 Carrying Amount	Amortization Period (Years)
Definite lived intangible assets:
Deferred Financing Costs	$1,603	$0	Life of loan
Key money store leases	719	500	Life of lease
Lease rights	998	665	Life of lease

	3,320	1,165
Accumulated Amortization	(1,034)	(103)

Total	$2,286	$1,062

Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $685 for the year ended December 31, 2007 which is recorded to interest expense.

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property. Key money represents the “right to lease” with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised. Key money is amortized over the respective lease terms.

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the estimated useful term of the respective leases. Property lease terms are generally for ten years.

Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Operations under the caption “Operating Expenses” for the years ended December 31, 2007, 2006 and 2005 was approximately $273, $75 and $9, respectively.

As of December 31, 2007, estimated amortization expense for each of the five succeeding years is as follows:

Amount
2008	$240
2009	240
2010	240
2011	240
2012	209

NOTE 8—Other Assets

The components of other assets at December 31 are as follows:

	2007	2006
Lease security deposits	$8,152	$4,977
Worker’s Compensation deposit	—	1,455
Other	1,108	416

Total	$9,260	$6,848

NOTE 9—Accrued Expenses

The components of accrued expenses at December 31 are as follows:

	2007	2006
Accrued compensation and related taxes	$4,834	$2,874
Worker’s Compensation self-insurance reserves	4,838	2,787
Sales tax, value added tax, property taxes	1,700	1,373
Accrued interest	185	—
Gift cards / store credits	1,817	620
Accrued Bonuses	2,500	—
Other	6,003	3,775

Total	$21,877	$11,429

NOTE 10—Long-term Debt

Long-term debt at December 31 consists of the following:

	2007	2006
Credit Line Facilities
Revolving Credit Facility, maturing December 2008 (a)	$47,402	$48,568
Revolving Credit Facility, due on demand (b)	1,170	2,862

	$48,572	$51,430

Term Loans and Notes Payable
Term loan with bank, maturing September 2007 (c)	—	3,750
Term loan with bank, maturing March 2010 (c)	—	1,872
Term loan with bank, matured October 2007 (d)	—	52
Term loan with bank, maturing December 2008 (d)	195	391
Term loan with private investment firm, maturing January 2009 (e)	51,000	—
Various notes payable (f)	28	1,547
Leasehold improvement note, maturing March 2010 (g)	82	114
Leasehold improvement note, maturing December 2009 (g)	—	958
Mortgage note payable, maturing November 2009 (h)	402	350
Term loan with financing company, maturing April 2010 (i)	293	—
Unsecured Notes Payable (j)	—	6,259

	52,000	15,293

Total Long-Term Debt	100,572	66,723
Less current portion of debt	(99,930)	(13,653)

Long-Term Debt, net of current portion	$642	53,070

(a)	At December 31, 2006, the Company had a revolving credit facility with a bank that provided for borrowings up to $57,500. Borrowings under the facility were subject to certain advance provisions established by the bank and were secured by substantially all assets of the Company. Interest under the agreement was at LIBOR plus 2.5% or the bank’s prime rate plus 2.25%, at the Company’s option. The interest rate was 10.5% at December 31, 2006. The facility was to expire in January 2010. The Company’s two stockholders at the time personally guaranteed the borrowings. On January 18, 2007, the Company negotiated an increase in the size of its credit facility from $57,500 to $62,500. Among other requirements, this facility agreement included a subjective acceleration clause and required the Company to maintain a lock box.

On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with an increased revolving credit facility of $75,000 from a new bank (the “Bank”). No charges for early extinguishment of debt were incurred in connection with such replacement. Prepayment fees relating to the replaced credit facility of $313 were expensed in July 2007. Borrowings under the facility are subject to certain advance provisions established by the Bank and are secured by substantially all of the assets of the Company. Interest under the agreement is at LIBOR (4.82%) plus 2% at December 31, 2007 or the Bank’s prime rate plus 1/2%, at the Company’s option (6.5% at December 31, 2007). The credit facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (see (e) below) unless it’s refinanced on terms acceptable to the Bank in December 2008. Accordingly, the revolving credit facility is presently scheduled to expire in December 2008. The credit facility agreement requires the Company to comply with certain covenants. The average borrowings during the year ended December 31, 2007 and 2006 were $50,215 and $46,500, respectively. As of December 31, 2007, the Company failed to meet its fixed charge ratio covenant and the Company also exceeded the annual capital expense spending limit as set forth at $25,000 by the credit facility agreement with its Bank. On February 29, 2008, the Company obtained from its Bank a waiver for the violation of these covenants. However it appears probable that the Company will continue to be in violation of these covenants in subsequent periods.

(b)	At December 31, 2007 and 2006, the Company had another line of credit with a bank that provided for borrowings up to $5,500 (denominated in Canadian Dollars at $5,500) due on demand, bearing interest at the bank’s prime rate (6% at December 31, 2007 and 2006) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the CI Company’s accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the Company to maintain certain financial ratios and commitments as defined by the bank. As of December 31, 2007, the Company was not in compliance with certain of the covenants. Subsequent to year end, a stockholder has subordinated an additional amount of $2,232 and $3,804 in favor of the Bank. The Company also subordinated an additional $750 in favor of the bank, replacing the subordination of $300 on the loan repaid in the year. With these additional subordinations, the Company’s management believes it is in compliance with the bank covenants.

(c)	At December 31, 2006, the Company had two term loans with a bank. The first loan was payable in monthly installments of $417, including interest at prime plus 1% through September 2007. The second loan was payable in monthly installments of $48, including interest at prime (8.25% at December 31, 2006) plus 1% through March 2010. Both of these loans were secured by various unsecured equipment. On January 18, 2007, the Company completed a $41,000 secured debt financing with a private investment firm (see (e) below). A portion of the financing proceeds was used to pay off both of these loans without any prepayment penalty. No charges for early extinguishment of debt were incurred associated with this transaction.

(d)	At December 31, 2007 and 2006, the Company had two term loans with a financial institution. The first loan was payable in monthly installments of $5, including interest at prime (8.25% at December 31, 2007 and 2006) plus 1% through October 2007. The second loan is payable in monthly installments of $22, including interest at prime plus 1% through December 2008. Both of these loans are secured by related equipment.

(e)

At December 31, 2007, the Company had a term loan agreement with a private investment firm with a balance of $51,000. On July 2, 2007, the Company increased this secured debt financing from $41,000 to $51,000. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the private investment firm has the right to demand payment in full of all outstanding indebtedness. The agreement does not allow any prepayments prior to January 18, 2008 and subsequent to that date; any prepayment shall include a prepayment premium equal to 3% of the amount prepaid. As of December 31, 2007, the Company failed to meet its fixed charge ratio and capital expenditure covenants. On February 29, 2008, the Company obtained from the private investment firm a waiver for the violation of these covenants. However, it appears probable that the Company will continue to be in violation of these covenants in subsequent periods and accordingly the loan balance as of December 31, 2007 is classified as a current obligation.

(f)	At December 31, 2007 and 2006, the Company had various promissory notes payable in monthly installments aggregating $1 and $24, respectively including interest ranging from 4.6% to 11.9% and maturing at various dates through August 2011. The notes are secured by equipment.

(g)	At December 31, 2007 and 2006, the Company had two leasehold improvement term loans. The first loan is payable in monthly installments of $3 through March 2010, including interest at a rate of 8%. The second loan was payable in monthly interest only payments at 9% through December 2009 but was prepaid in December 2007.

(h)	At December 31, 2007 and 2006, the Company had a mortgage loan maturing November 2009, bearing interest at 4.85%. The mortgage is secured by the building and is repayable in monthly installments of $2. An unrelated individual has provided the bank with a guarantee to secure this loan.

(i)	At December 31, 2007, the Company has a term loan with a financing company payable in monthly installments of $11 through April 2010, including interest at a rate of 9%. The balance at December 31, 2007 was $293.

(j)	Unsecured notes payable to certain unrelated individuals are due upon demand with interest ranging from 10% to 24% per annum. In accordance with the Amended Agreement, at the closing of the Merger, the Company was permitted to repay these notes. The balance outstanding at December 31, 2007 and 2006 was $0, and $6,259, respectively.

Required principal payments of long-term debt are as follows:

Year Ending December 31,
2008	$99,930
2009	554
2010	83
2011	5

$100,572

NOTE 11—Subordinated Note Payable to Unrelated Party

AA had a financing agreement for borrowings of $12,500 with an unrelated third party. Interest on the loan was at a rate of 17%. The Company paid monthly interest payments at a rate of 11% on the current outstanding principal balance. The remaining unpaid portion of all monthly interest was added to the principal balance. The balance outstanding at December 31, 2006 was $14,201, which included accrued interest aggregating $1,490. On January 18, 2007, The Company completed a $41,000 secured debt financing with a private investment firm (Note 10e). A portion of the financing proceeds were used to pay off this $12,500 loan with the unrelated third party plus the accrued interest without any prepayment penalty. No charges for early extinguishment of debt were incurred associated with this transaction

NOTE 12—Subordinated Notes Payable to Related Parties

Unsecured notes payable to certain individuals related to a stockholder with maturity dates ranging from due upon demand and due in 2012 with interest ranging from 6% to 18% per annum. In accordance with the Amended Agreement, at the Closing of the Merger, The Company was permitted to repay these notes. The current portion outstanding at December 31, 2007 and 2006 was $0, and $2,391, respectively.

The Company had unsecured notes payable with a related party (relative of a stockholder), which were due upon demand with interest at 18%. In accordance with the Amended Agreement, at the Closing of the Merger, the Company was permitted to repay this note. The balance outstanding at December 31, 2007 and 2006 was $0 and $180, respectively. The note was subordinated to the interest of the Bank which holds the Company’s secured revolving credit facility (Note 10a).

The Company had an unsecured note payable to a stockholder which was due on demand with interest at 12%. In accordance with the Amended Agreement, at the Closing of the Merger, the Company was permitted to repay this note. The balance outstanding at December 31, 2007 and 2006 was $0 and $180, respectively. The note was subordinated to the interest of the Bank which holds the Company’s new secured revolving credit facility on July 2, 2007 (Note 10a).

The Company has two loans from the Company’s Chief Executive Officer. At December 31, 2007 the balances of these loans were $2,232 and $3,804; and at December 31, 2006 the balances of the loans were $1,980 and $2,394, respectively. Both loans bear interest at 6% commencing December 12, 2007, and mature in 2012. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, interest of $277, $157 and $3, respectively, has been imputed at an average rate of 14% up through December 12, 2007 and was credited as an addition to paid-in capital. The Company’s Chief Executive Officer has subordinated $2,232 in favor of the Bank subsequent to December 12, 2007.

The Company had two loans from related parties (relatives of a stockholder). In accordance with the Amended Agreement, at the closing of the Merger, the Company was permitted to repay these loans. The balances outstanding at December 31, 2007 and 2006 were $0 and $450 and $0 and $257, respectively.

NOTE 13—Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2012. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 3.26% to 26.19% (average interest rate is 14.06%).

Minimum future payments under these capital leases at December 31 are:

Year Ending December 31,
2008	$3,878
2009	2,667
2010	1,502
2011	192
2012	33

Total future minimum lease payments	8,272
Less: amount representing interest	(822)

Net minimum lease payments	7,450
Current portion	3,384

Long-term portion	$4,066

NOTE 14—Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
United States	$968	$(5,149)	$6,162
Foreign	14,315	5,117	(2,170)

	$15,283	$(32)	$3,992

The (benefits) provisions for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$92	$—	$—
State	641	237	318
Foreign	5,985	1,793	408

Subtotal current	6,718	2,030	726

Deferred:
Federal	(5,619)	—	—
State	(1,231)	(258)	(80)
Foreign	(63)	(198)	(141)

Subtotal deferred	(6,913)	(456)	(221)

Total (benefit) provision for income taxes	$(195)	$1,574	$505

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

	2007	2006	2005
Taxes at the statutory federal tax rate of 35%	$5,349	$(43)	$1,357
Reduced federal tax rate for S Corporations	(5,124)	43	(1,357)
State tax, net of federal benefit	(3,467)	(2,853)	(2,587)
Change in valuation allowance	3,765	2,833	2,825
Change in tax rates due to conversion to C Corporation	(6,205)	—	—
Foreign taxes	5,461	1,594	267
Other	26	—	—

Total (benefit) provision for income taxes	$(195)	$1,574	$505

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$735	$59
Deferred rent	3,767	360
Accrued worker’s compensation	1,895	68
Inventories	4,018	304
Accrued liabilities	894	—
California enterprise zone tax credits	10,709	6,963
Foreign tax credits	18	0
Fixed assets, foreign	101	60
Other	41	—

Total gross deferred tax assets	22,178	7,814
Less, Valuation allowance	(10,728)	(6,963)

Net deferred tax assets	11,450	851

Deferred tax liabilities:
Prepaid expenses	(1,919)	(61)
Other	(424)	(11)
Fixed assets	(1,067)	(38)

Total gross deferred tax liabilities	(3,410)	(110)

Net deferred tax assets and liabilities	8,040	741

Less, current portion	4,894	471

Net long-term deferred tax assets and liabilities	$3,146	$270

At December 31, 2007, the Company has available California state tax credit carryforwards of $10,709 that may be utilized to offset future California tax liabilities arising from designated enterprise zone areas and foreign tax credit carryforwards of $18 that may be utilized to offset U.S. tax on future profits earned in the foreign jurisdictions. The California state tax credits do not expire and the foreign tax credit carryforwards expire in 2017.

The Company believes it is not more likely than not that the California state tax credits or the foreign tax credits will be utilized in the future. Consequently, the Company has provided valuation allowances of $10,728 and $6,963 for the years ended December 31, 2007 and December 31, 2006, respectively.

On January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of FIN No. 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$—
Increases for tax positions in prior years	—
Increases for tax positions in current year	611

Gross unrecognized tax benefits at December 31, 2007	$611

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal year ended June 30, 2004 and the calendar years ended December 31, 2004 through December 31, 2007. During 2007 the Company was contacted by the Internal Revenue Service to commence an audit of the 2005 calendar year tax return. The audit is currently in its initial stages. Management does not expect there to be a material impact to the Company as a result of the audit. The Company and its subsidiaries’ state and foreign tax returns are also open to audit under similar statute of limitations for the same tax years.

The gross unrecognized tax benefits at December 31, 2007 are included in “income taxes payable” in the accompanying consolidated balance sheet. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($928 at December 31, 2007) of CI Companies which are considered permanently invested outside of the U.S. Upon distribution of the earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in Canada. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation.

NOTE 15—Related Party Transactions

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the Chief Executive Officer of the Company. The monthly lease payments are $48 and the lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $598, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Prior to the Merger, the stockholders of AA owned 50% of the building. After the Merger, the Chief Executive officer owns 25% of the building.

During the years ending December 31, 2007, 2006 and 2005 the Company paid management fees charged by the Chief Executive Officer were $5,302, $2,046 and $1,899 respectively. In addition consulting fees charged by an immediate family member of the Chief Executive Officer were $211, $89 and $88 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 16—Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2007 are as follows:

Amount
2008	$38,476
2009	34,040
2010	30,014
2011	27,667
2012	25,814
Thereafter	88,519

Total	$244,530

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $38,171, $30,154 and $17,656 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not incur any contingent rent (Note 3) during the same period. Rent expense is included in “Cost of Sales” and “Operating Expenses” in the accompanying Consolidated Statements of Operations.

Sales Tax

The Company has been contacted by the California State Board of Equalization in regard to scheduling a Sales and Use Tax audit for the period January 1, 2002 through December 31, 2004. No provision has been made for any future assessment, if any, which might be determined by the State Board of Equalization at the outcome of the audit.

California Franchise Tax Board

The Company has been contacted by the California Franchise Tax Board in regard to scheduling an audit related to California Enterprise Zone Tax Credits taken by the Company for the 2001 and 2002 income tax years. No provision has been made for any future assessment, if any, which might be determined by the California Franchise Tax Board at the outcome of the audit. However, the California Enterprise Zone Tax Credits have a full valuation allowance at December 31, 2007, and 2006, (Note 14).

Advertising

At December 31, 2007, the Company had approximately $4,294 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2008.

U.S. Immigration and Customs Enforcement

The Company has been contacted by U.S. Immigration and Customs Enforcement in regard to performing a review of the Company’s compliance with Section 274A of the Immigration and Nationality Act, as amended by the Immigration Reform and Control Act of 1986. The review commenced in January 2008. If the Company is found to have failed to comply with federal law, it could be subject to various civil and criminal penalties. At this time no determination can be made as to the outcome of the review and therefore no provision has been made for a future assessment, if any, which might be imposed by U.S. Immigration and Customs Enforcement upon completion of the review.

Employment Agreements

At Closing, Dov Charney became the Company’s chief executive officer and president. None of the Company’s other pre-Merger officers continued with the Company after the Acquisition. Dov Charney also entered into an employment agreement with the Company, effective at the Closing. Effective with the Closing, Dov Charney no longer receives a management fee as compensation. Concurrent with the Closing, Dov Charney entered into a three year employment agreement that provides an annual salary of $750. He is also entitled to an annual performance bonus of 150% of base salary upon achievement of annual goals to be set by a compensation committee subsequent to the acquisition and a long-term performance bonus of 300% of base salary upon achievement of three-year goals to be set by a compensation committee subsequent to the acquisition. The Company has not entered into employment agreements or other written employment arrangements with any other of its named executive officers.

Unused Available Line of Credit

At December 31, 2007, the Company has a revolving credit facility with a Bank (Note 10a) providing for borrowings of up to $75,000. $47,402 is outstanding under this line of credit and $13,370 is available for future borrowings at December 31, 2007.

At December 31, 2007, the Company has a revolving credit facility with a bank (Note 10b) providing for borrowings of up to $5,500 (CAN $) at December 31, 2007. $1,747 is outstanding under this line of credit and $3,753 is available for future borrowings at December 31, 2007.

Compensation of Directors

The Company agreed to grant its non-employee directors annual stock grants equal to the number of shares of the Company’s common stock, having an aggregate market value of $75 at the time of grant, with grants being made at the Closing of the Merger and on each anniversary of service thereafter. As of December 31, 2007 the Company has not granted any shares of Common Stock to directors.

Other

The Company is being investigated by French Authorities for painting a storefront which is a part of a protected historical monument in Paris. At this time no determination can be made as to the outcome of the investigation and, therefore, no provision has been made for potential penalties, if any, which may be assessed by the authorities.

NOTE 17—Workers’ Compensation Self-Insurance Reserves

Self Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both claims filed carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the Consolidated Balance Sheet represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at year end. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of December 31, 2007 and 2006, the Company has issued standby letters of credit in the amount of $5,940 and $3,256, respectively, with two insurance companies being the beneficiaries, through a bank along with cash deposits of $0 and $1,455 as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company recorded a reserve of $4,838 and $2,787, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

NOTE 18—Business Segment and Geographic Area Information

Segment Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting and finance, executive compensation, legal, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

The Company reports the following segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these segments. The Company believes this scheme of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. Wholesale operations consist of sales of undecorated apparel products to distributors and third party screen imprinters. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada segment includes both retail and wholesale operations in Canada. The International segment includes both retail and wholesale operations outside of the U.S. and Canada.

U.S. Internet sales were recorded in the U.S. Wholesale segment. Canada internet sales were included in the Canada segment and overseas International internet sales were included in the International segment. As of December 31, 2007, U.S. Retail was comprised of 105 company owned retail stores operating in the United States; the Canada segment was comprised of 30 retail stores; and the International segment was comprised of 47 retail stores. All of these retail stores sell the Company’s apparel products directly to consumers.

The following table represents key financial information of the Company’s business segments:

	For the Year ended December 31, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$144,478	$115,615	$42,407	$84,544	$387,044
Income from operations	15,820	24,756	1,522	14,795	56,893
Depreciation and amortization	4,941	4,394	1,970	2,001	13,306
Capital Expenditures	5,343	9,329	1,984	7,139	23,795
Deferred rent (benefit) expense	(155)	2,030	180	539	2,594

	For the Year ended December 31, 2006
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$127,761	$80,210	$30,570	$46,425	$284,966
Income from operations	14,221	11,510	3,540	4,719	33,990
Depreciation and amortization	4,905	3,709	1,421	869	10,904
Capital Expenditures	4,252	8,624	1,659	2,355	16,890
Deferred rent expense	2	1,641	323	128	2,094

	For the Year ended December 31, 2005
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$117,424	$45,532	$24,194	$14,300	$201,450
Income (loss) from operations	22,156	6,757	2,752	(806)	30,859
Depreciation and amortization	3,828	1,245	946	297	6,316
Capital Expenditures	2,695	9,667	3,216	2,273	17,851
Deferred rent expense	459	3,189	271	38	3,957

Reconciliation to Income (loss) before Income Taxes for the year ended December 31,

	2007	2006	2005
Consolidated Income from operations of reportable segments	$56,893	$33,990	$30,859
Corporate expenses	(25,215)	(23,418)	(20,077)
Interest expense	(17,541)	(11,812)	(6,788)
Other income (expense)	980	607	356
Foreign currency gain (loss)	722	601	(358)

Consolidated Income (Loss) Before Income Taxes	$15,839	$(32)	$3,992

	2007	2006	2005
Net sales by location of customer
United States	$260,093	$207,971	$157,240
Canada	42,407	30,570	24,194
Germany	45,100	23,080	14,585
United Kingdom	17,647	10,031	4,167
Korea	9,186	5,048	499
Japan	9,840	6,499	420
Other foreign countries	2,771	1,767	345

Total Consolidated Net Sales	$387,044	$284,966	$201,450

Long-lived assets—Property and equipment, net, as of December 31,

	2007	2006
United States	$43,984	$36,618
Canada	6,623	5,677
Germany	7,273	2,787
United Kingdom	4,594	974
Korea	512	661
Japan	1,636	1,241
Other foreign countries	246	188

Consolidated Long-lived Assets	$64,868	$48,146

Identifiable assets by segment
US wholesale	$125,422	$106,506
US retail	59,961	30,411
Canada	16,506	15,516
International	31,461	10,623

Total	$233,350	$163,056

Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of December 31,

	2007	2006
Total assets	20.6%	16.0%
Total liabilities	17.4%	13.0%

Product Revenue

For the Year ended December 31,

	2007	2006	2005
Net sales by class of customer:
Wholesale	$172,037	$150,253	$128,732
Retail	215,007	134,713	72,718

Total Consolidated Net Sales	$387,044	$284,966	$201,450

NOTE 19—Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material.

During 2006, the Company was notified by an ex-employee with respect to a potential claim of sexual harassment and labor law violations against the Company. Since this matter is currently in the discovery stages, no determination can be made at this time as to the final outcome, nor can the range of potential loss be estimated.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, pending review by the Appellate Court of the State of California of the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. As described further below, the insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. The Company intends to aggressively defend this matter. No determination can be made at this time as to the final outcome, nor can the range of potential loss be estimated.

On October 3, 2005, Navigators Insurance Company, the prior insurer for the Company’s directors’ and officers’ insurance policy, filed an action in the United States District Court for the Central District of California (Navigators Insurance Co. v. American Apparel, Inc., et al.,) against the Company, Dov Charney and Martin Bailey seeking to rescind the policy and asserting that Navigators was not obligated to cover four employment claim proceedings. Three of these proceedings have been settled; the remaining proceeding is the suit by Ms. Nelson described above. Navigators alleges that the insurance applications submitted by the Company contained false representations of material fact pertaining to “prior” claims and the existence of the Company’s written employment policies and that it is therefore entitled to rescind the insurance policy. Navigators also alleges that the causes of action do not fall within the terms of the policy because, among other things, the claims arise out of facts which purportedly were known to the Company prior to the issuance of the policy and which were not disclosed and/or arise from or involve the same facts and circumstances as the undisclosed alleged “prior” claims. On November 14, 2005, the Company filed an Answer and Counterclaim and Motion to Stay the action pending the outcome of the Underlying Actions on behalf of the Company. On December 7, 2005, the court granted the parties’ stipulated stay, and placed the case on its inactive list. The Company intends to aggressively defend any allegations of wrongdoing. No determination can be made at this time as to the final outcome, nor can the range of potential loss be estimated.

During the fourth quarter of 2007, a lawsuit was filed against the Company by a customer who is claiming that the Company knowingly and willfully violated the Fair Credit Reporting Act (15 U.S.C. §1681 et seq.) by printing more than the last five digits of a person’s credit card or debit card numbers and/or printing the expiration date of the person’s credit card on receipts provided to customers. Since this matter is currently in discovery and still in the early stages, no determination can be made at this time as to its final outcome, nor can the range of potential loss be estimated.

During the fourth quarter of 2007, a lawsuit was filed against the Company by an unrelated third party regarding a lease of a warehouse where the Company is the lessee. Since this matter is currently in discovery and still in the early stages, no determination can be made at this time as to its final outcome, nor can the range of potential loss be estimated.

During 2007, a charge of age discrimination was filed against the Company. During the first quarter of 2008, three other unrelated charges of discrimination were filed against the Company. Since each of these matters is currently being investigated by the Equal Employment opportunity Commission or its state’s counterpart agencies and are still in the early stages, no determination can be made at this time as to their final outcome, nor can the range of potential losses be estimated.

The above mentioned complaints seek unspecified judgments and attorney’s fees and costs. Although the outcome of such items cannot be determined with certainty, the Company is of the opinion that the final outcome of these matters is either without merit or will not have a material adverse impact on its consolidated financial position or results of operations. Management intends to defend itself vigorously against the allegations in these complaints.

NOTE 20—Subsequent Events

On February 4, 2008, the Company received a request from the Securities and Exchange Commission to voluntarily provide certain information relating to Endeavor Acquisition Corp. The Company is fully cooperating with the SEC in this matter. The SEC request indicated that this request should not be considered as a reflection upon the Company or any person or entity.

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Warrants were redeemed by the Company at a price of $.01 per warrant. Subsequent to December 31, 2007, the net proceeds received by the Company from the exercise of Warrants were approximately $65,620. The Company issued 13,521 shares of common stock.

Schedule II

American Apparel, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to costs and Expenses	Deductions (recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2007	2,189	—	(313)	—	1,876
For the year ended December 31, 2006	1,112	1,077	—	—	2,189
For the year ended December 31, 2005	904	208	—	—	1,112

Allowance for inventory shrinkage and slow moving inventories:
For the year ended December 31, 2007	4,812	537	—	—	5,349
For the year ended December 31, 2006	800	4,012	—	—	4,812
For the year ended December 31, 2005	200	600	—	—	800

Supplementary Financial Information

The following quarterly data are derived from our Consolidated Statements of Operations. The quarterly data presented below differs from quarterly data previously presented due to the retroactive consolidation of CI Companies as a common control merger (See Note 2).

QUARTERLY INFORMATION (unaudited)
($ in thousands except per share amounts)

	Quarter Ended December 31, 2007	Quarter Ended September 30, 2007	Quarter Ended June 30, 2007	Quarter Ended March 31, 2007	Year Ended December 31, 2007
Fiscal 2007
Net sales	$111,191	$106,620	$95,730	$73,503	$387,044
Gross profit	$60,527	$57,495	$54,760	$42,691	$215,473
Net income	$2,995	$6,007	$4,793	$1,683	$15,478
Earnings per share-basic	$.06	$.12	$.10	$.03	$.32
Earnings per share-diluted	$.06	$.12	$.10	$.03	$.31
Pro forma Computation Related to Conversion to C Corporation for income tax purposes
Historical income (loss) before taxes	$(2,562)	$8,175	$7,496	$2,174	$15,283
Pro forma provision (benefit) for income taxes	$(977)	$3,116	$2,857	$830	$5,826
Pro forma income	$(1,585)	$5,059	$4,639	$1,344	$9,457
Earnings per share-basic	$(.03)	$.10	$.09	$.03	$.19
Earnings per share-diluted	$(.03)	$.10	$.09	$.03	$.19

	Quarter Ended December 31, 2006	Quarter Ended September 30, 2006	Quarter Ended June 30, 2006	Quarter Ended March 31, 2006	Year Ended December 31, 2006
Fiscal 2006
Net sales	$75,087	$79,681	$70,849	$59,349	$284,966
Gross profit	$40,688	$36,705	$37,527	$30,716	$145,636
Net income (loss)	$(1,493)	$(2,126)	$2,355	$(342)	$(1,606)
Earnings (loss) per share-basic	$(.03)	$(.04)	$.05	$(.01)	$(.03)
Earnings (loss) per share-diluted	$(.03)	$(.04)	$.05	$(.01)	$(.03)
Pro forma Computation Related to Conversion to C Corporation for income tax purposes
Historical income (loss) before taxes	$(1,106)	$(1,367)	$2,802	$(361)	$(32)
Pro forma provision (benefit) for income taxes	$(523)	$(298)	$611	$(79)	$(289)
Pro forma income (loss)	$(583)	$(1,069)	$2,191	$(282)	$257
Earnings per share-basic	$(.01)	$(.02)	$.05	$(.01)	$.01
Earnings per share-diluted	$(.01)	$(.02)	$.05	$(.01)	$.01

Seasonality

The Company experiences seasonality in its operations. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, based on the material weaknesses described below.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). Our ICFR should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was previously a blank check company with the objective to acquire an operating business. As such, it only had to maintain internal and disclosure controls on a very limited number of activities. On December 12, 2007, the Company acquired Old American Apparel, a privately held company, and its affiliated companies in a transaction accounted for as a reverse merger and renamed itself American Apparel, Inc. Upon the consummation of the Acquisition, the Company’s legacy internal controls and management were entirely supplanted by those of Old American Apparel and its affiliates. Due to the limited resources of Old American Apparel prior to the merger and the limited time remaining from the merger date to the December 31, 2007 year end, it was not practical to perform and complete an assessment of ICFR prior to the year end. Accordingly, the adequacy of the controls, processes and systems in place at the Company prior to the Acquisition should not be relied upon.

While our management is responsible for establishing and maintaining adequate ICFR, due to the Acquisition and the complete replacement of our management and internal controls with those of Old American Apparel and its subsidiaries, management has not conducted an evaluation or assessment of the effectiveness of our ICFR. Therefore there is no audit report of our independent registered public accounting firm, Marcum & Kliegman, LLP, on their assessment of the operating effectiveness of ICFR. Management considers the acquisition of Old American Apparel and its affiliated companies to be material and significant to the Company’s consolidated financial statements.

Based on its review of the internal and disclosure controls of the Company after the Acquisition, as well as a review of the weaknesses that were identified during the audit of the December 31, 2007 financial statements, management has concluded that, as of December 31, 2007, the Company did not maintain effective ICFR. Management, in conjunction with its independent registered public accounting firm, has identified the material weaknesses identified below. Because neither the Company nor its auditors have performed an assessment of the effectiveness of ICFR, other material weaknesses may exist and not have been identified. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.

1)	Assessment of ICFR: As of December 31, 2007, the Company did not conduct an assessment of the effectiveness of the Company’s ICFR.

2)	Ineffective Entity-Level Controls: The Company did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Specifically, the Company did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

3)	Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company lacks adequately trained accounting personnel with appropriate U.S. generally accepted accounting principles (US GAAP) expertise:

a.	Accounting for Income Taxes: The Company lacks the expertise in accounting for income taxes in relation to the provision for income taxes, including deferred taxes, in its consolidated financial statements.

b.	Financial Reporting by Foreign Subsidiaries: The Company’s accounting personnel in foreign offices lack sufficient expertise in US GAAP to identify accounting issues that could materially impact the consolidated financial statements.

c.	Other Accounting Matters: The Company’s accounting personnel lack sufficient US GAAP expertise to ensure material non-routine transactions are properly reflected in its consolidated financial statements.

4)	Inadequate Reviews: There is inadequate independent review by the Company’s personnel of reconciliations and other processes in both the U.S. and foreign operations.

5)	Inadequate Financial Information Systems: The Company’s world-wide financial information systems are not integrated and contain many manual processes that may cause the Company to not meet regulatory filing requirements on a timely and accurate basis.

(c) Remediation Activities

Since the acquisition occurred so close to our year-end, it was not practical to sufficiently upgrade our ICFR to the level required of a public company. Nevertheless, in early 2008 we began implementing some of the remediation steps outlined below to eliminate the material weaknesses identified. In particular, we engaged a consultant with US GAAP expertise to assist with the financial closing process and the preparation of our financial statements. However, since these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Annual Report were prepared in accordance with US GAAP and SEC regulations. There can be no assurances that such remediation activities will eliminate all material weaknesses in the future.

1)	Assessment of ICFR: The Company has engaged a qualified firm to perform in 2008 an assessment of the effectiveness of the Company’s ICFR based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The firm will assist the Company in implementing appropriate internal controls on weaknesses determined, document and then test the effectiveness of those controls.

2)	Ineffective Entity-Level Controls: The Company has added and is continuing to add additional staff with appropriate qualifications in order to improve the quality of its personnel and implement various entity level controls. The Company expects to use its additional staffing and selected third parties to improve disclosure and internal controls and to improve the timeliness and accuracy of its financial reporting.

3)	Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company is seeking to hire additional staff with greater knowledge of US GAAP both in the U.S. and its foreign operations as well as engaging selected third parties to improve the accuracy of its financial reporting under US GAAP.

4)	Inadequate Reviews: The additional staffing along with new procedures is expected to improve the independent review by the Company’s personnel of reconciliations and other processes in both the U.S. and foreign operations.

5)	Inadequate Financial Information Systems: The Company is in the process of implementing an integrated ERP system in the U.S. though only the first phase is anticipated to be completed in 2008. It is reviewing its information systems in foreign operations as well as its consolidation process and will seek to improve or replace them as needed in order to reduce the amount of manual processes and the time required to produce its financial statements and regulatory filings. However, this will be a multi-year process due to the complexity of such an international project and its impact on many core financial operations.

(d) Changes in ICFR

As described above, the Company was previously a blank check company, and upon consummation of the Acquisition, the Company’s legacy ICFR and management were entirely supplanted by those of Old American Apparel and its affiliated companies, private companies which only had to maintain ICFR for a limited number of activities. Accordingly, as a result of the Acquisition, all of the ICFR during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR have changed, and the controls, processes and systems in place at the Company prior to the Acquisition should no longer be relied upon. During 2008, the Company’s management has initiated the steps outlined above under “Remediation Activities.”

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is omitted herein as the required information will be included in the 2008 Proxy Statement.

The Company has adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics and any amendments thereto are available for inspection at the Company’s principal offices. Our Code of Ethics is posted on the Company website, www.americanapparel.net.

Item 11.	Executive Compensation

The information required by this item is omitted herein as the required information will be included in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is omitted herein as the required information will be included in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is omitted herein as the required information will be included in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is omitted herein as the required information will be included in the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: Schedules including Schedule II are included in the Consolidated Financial Statements or notes of this Annual Report on Form 10-K or are not required.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Company (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of formation of American Apparel (USA), LLC

4.1	American Apparel’s 2007 Performance Equity Plan (included as Annex C of the Definitive Proxy Statement (No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.1	Form of Acquisition Agreement as amended also known as the “Amended and Restated Agreement and Plan of Reorganization” included as Annex A to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.2	Form of Escrow Agreement included as Annex G to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.3	Form of Registration Rights Agreement included as Annex H to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4	Form of Employment Agreement included as Annex J to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.5	Performance Equity Plan (included as Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	Form of Lock-up Agreement included as Annex D to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.7	Form Voting Agreement included as Annex E to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.8	Form of Tax Opinion to be issued by Graubard Miller included as Annex I to the 2007 Proxy Statement on Form DEFM14A (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of th Current Report for 8-K (File No 001- 32697) filed December 18, 2007 and incorporated by reference herein)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financia Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002