Form 10-K/A
period 2007-12-31
AMERICAN APPAREL, INC
filed 2008-03-28
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding as of March 25, 2008 was 71,116,652.

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

EXPLANATORY NOTE

American Apparel, Inc.’s Form 10-K for the year ended December 31, 2007 (the “Original Filing”) was filed with the Securities and Exchange Commission on March 17, 2008. This Amendment No. 1 is filed solely for the purposes of (i) revising the Exhibit Index and filing certain exhibits that were inadvertently omitted from the Original Filing and (ii) revising Exhibit 21.1. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Report:

3. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc. (“AAI”), American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Unit Certificate (included as Exhibit 4.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.3	Specimen Warrant Certificate (included as Exhibit 4.3 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.4	Form of Unit Purchase Option (included as Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.5	Warrant Agreement (included as Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.6	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.7	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.8	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, AAI Acquisition LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.4	Credit Agreement, dated as of July 2, 2007 (the “LaSalle Agreement”), among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance (“LaSalle Business Credit”), the Lenders, and LaSalle Bank National Association (“LaSalle Bank”) (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.5	First Amendment to Credit Agreement LaSalle Retail Finance, dated October 11, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo Retail Finance, LLC (“Wells Fargo”), the Lenders, and LaSalle Bank (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	Second Amendment and Waiver to Credit Agreement LaSalle Retail Finance, dated November 26, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7*	Third Amendment to Credit Agreement LaSalle Retail Finance, dated December 12, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank

10.8*	Waiver to Credit Agreement LaSalle Retail Finance, dated February 29, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank

10.9	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAI, the Facility Guarantors, and SOF Investments, L.P. - Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.10	Amendment No. 1 and Waiver to Credit Agreement of American Apparel, Inc., dated as of July 2, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.11	Amendment No. 2 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.12	Amendment No. 3 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November , 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.13*	Amendment No. 4 and Waiver to Credit Agreement of American Apparel, Inc., dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF

10.14*	Amendment No. 5 and Waiver to Credit Agreement of American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.15	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.16	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20*	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc.

10.21	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.22	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.23*+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo

10.24*	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc.

10.25*	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney

10.26*	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No 001-32697) filed December 18, 2007 and incorporated by reference herein)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC. (Registrant)

March 28, 2008	/s/ Ken Cieply
Ken Cieply Chief Financial Officer (Principal Financial Officer)