Form 10-K/A
period 2007-12-31
AMERICAN APPAREL, INC
filed 2008-04-29
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares of the registrant’s common stock outstanding as of April 22, 2008 was 71,116,167.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Apparel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 and amended by Amendment No. 1 which was filed with the SEC on March 28, 2008 (together with the Original Filing, the “Prior Filings”). This Amendment No. 2 on Form 10-K/A (this “Amendment”) is filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Prior Filings in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. Due to the fact that the Company’s Annual Meeting of Stockholders will not be held until after the close of the second quarter of 2008, the Company’s definitive proxy statement will not be filed on or before April 29, 2008 (i.e., within 120 days after the end of the Company’s 2007 fiscal year) pursuant to Regulation 14A. Therefore, (i) the reference on the cover of the Prior Filings to the incorporation by reference of the registrant’s 2008 Proxy Statement into Part III of the Prior Filings is hereby deleted, and (ii) Items 10 through 14 and 15(a)(3) of the Prior Filings have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Prior Filings. Except as expressly set forth in this Amendment, the Prior Filings have not been amended, updated or otherwise modified.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their ages and positions with the Company as of April 29, 2008 are as follows:

Name (1)	Age	Position	Term Expires	Director Since
Dov Charney	39	Chairman of the Board, Chief Executive Officer, President, Director	2010	12/2007
Ken Cieply	53	Chief Financial Officer and Treasurer	n/a	n/a
Martin Bailey	48	Chief Manufacturing Officer	n/a	n/a
Joyce Crucillo	38	General Counsel and Corporate Secretary	n/a	n/a
Adrian Kowalewski	30	Director, Director of Corporate Finance & Development	2009	12/2007
Robert Greene	48	Director	2008	12/2007
Mark D. Klein	46	Director	2009	12/2007
Allan Mayer	58	Director	2008	12/2007
Keith Miller	41	Director	2008	12/2007
Mark Samson	54	Director	2010	12/2007
Mortimer Singer	31	Director	2009	12/2007
Mark A. Thornton	42	Director	2010	12/2007

With respect to the directors named above, Messrs. Greene, Klein, Mayer, Miller, Samson, Singer and Thornton have been determined by the Board to be “independent” directors pursuant to the rules adopted by the SEC applicable to the corporate governance standards for companies listed on the American Stock Exchange (“Amex”).

After the Acquisition, changes were made in the Board of Directors to reflect the arrangements contemplated in the Amended Agreement for transfer of control of the post-Acquisition company to a post-Acquisition slate of directors and officers who would represent the interests of Endeavor Acquisition Corp.’s pre-Acquisition stockholders, public stockholders, and the new majority stockholder of the Company, Dov Charney. As mandated by the Amended Agreement, effective as of the closing date of the Acquisition, the entire Board of Directors of Endeavor, including Chairman of the Board and Treasurer Eric J. Watson, President, Secretary and Director Jonathan J. Ledecky, Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias and Richard Y. Roberts, resigned as directors. At the same time each of Messrs. Mark D. Klein, Mark A. Thornton, Mark Samson, Keith Miller, Robert Greene, Allan Mayer, Mortimer Singer, Dov Charney, and Adrian Kowalewski were appointed directors of the Company.

Information Regarding Directors With Terms Expiring in 2008

Robert Greene became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Greene is a bestselling author known for his books on business strategy. Since 2003, Mr. Greene has worked as a private consultant to several executives in businesses ranging from financial management to artists’ agencies and film producers. He has written three books, all published by Penguin: The 48 Laws of Power (1998, over 900,000 copies sold in the U.S., and translated into 21 languages); The Art of Seduction (2001) and The 33 Strategies of War (2006). He has worked in New York City as an editor and writer for several magazines, including Esquire, and in Hollywood as a story developer and writer. He lived for years in London, England; Paris, France; and Barcelona, Spain; he speaks several languages and has worked as a translator. He attended the University of California, Berkeley and the University of Wisconsin-Madison, where he received a B.A. in classical studies.

Keith Miller became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Miller is a partner of Goode Partners LLC, a private equity firm, focused on the consumer marketplace. Prior to joining Goode at its formation in January 2006, Mr. Miller was a private investor and advisor to the global consumer branded marketplace. From October 2002 to March 2006, Mr. Miller served as a senior advisor to Itochu Corporation’s executive management in Osaka and Tokyo, Japan. His responsibilities included the origination, structuring and the execution of brand related mergers and acquisitions, licenses, distribution and joint venture agreements in Asia. As a principal investor and while assisting Itochu, Mr. Miller targeted the acquisition of many consumer and lifestyle brands with global awareness and positioning. From 1987 to 1999, Mr. Miller was the co-founder and President of an apparel manufacturing and screen printing business which supplied some of the most notable retail and consumer brands in the world including: Gap, Adidas, Old Navy, Polo Ralph Lauren, Levi Strauss and Company, Armani Exchange, Express, and The Limited. Mr. Miller is an advisory board member and stockholder of Chrome Hearts, Inc. and Intermix LLC, and an advisory board member to LeSportsac, Shabby Chic, Intermix, Vestal Watch Company and James Perse. Additionally, Mr. Miller sits on the Board of the Sachdev Group of New Delhi, India which operates and manages global luxury consumer brands in the country of India, which include Lanvin, Stella McCartney, Alexander McQueen, Moschino and others. Mr. Miller continues to advise many well known entrepreneurs, CEOs and principal stockholders in the consumer marketplace. Mr. Miller graduated from Clark University with a B.S. in Economics.

Allan Mayer became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since October 2006, he has been a principal partner, member of the management committee, and head of the Strategic Communications Division of 42West LLC, a leading public relations firm. Previously, from 1997 until October 2006, Mr. Mayer was managing director and head of the entertainment practice at the nationally-known crisis communications firm Sitrick and Company. Mr. Mayer began his professional life as a journalist, working as a staff reporter for The Wall Street Journal; a writer, foreign correspondent and senior editor for Newsweek, and the founding editor (and later publisher) of Buzz magazine. He also served as editorial director of Arbor House Publishing Co. and senior editor of Simon & Schuster. Mr. Mayer has authored two books—Madam Prime Minister: Margaret Thatcher and Her Rise to Power (Newsweek Books, 1980) and Gaston’s War (Presidio Press, 1987)- and is co-author, with Michael S. Sitrick, of Spin: How To Turn The Power of the Press to Your Advantage (Regnery, 1998). In addition, he has written for a wide variety of national publications, ranging from The New York Times Magazine to Vogue. Mr. Mayer is a recipient of numerous professional honors, including the National Magazine Award, the Overseas Press Club Citation of Excellence, and six William Allen White Awards. Mr. Mayer serves on the Board of Directors of Film Independent and lectures regularly on crisis management and communications at UCLA’s Anderson School of Business and USC’s Annenberg School of Communication. Mr. Mayer received his B.A. from Cornell University.

Information Regarding Directors With Terms Expiring in 2009

Adrian Kowalewski became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Kowalewski had been with Old American Apparel since June 2006. In his current role as Director of Corporate Finance & Development, he has been chiefly involved in the corporate finance function and in helping set company strategy. From July 1999 to June 2002, Mr. Kowalewski worked in the Mergers & Acquisitions Group of CIBC World Markets in New York and London, where he was involved in advising public and private companies in North America and Europe on mergers and acquisition transactions. From July 2003 to July 2004, he worked for Houlihan Lokey Howard & Zukin, where he participated in financial restructurings, mergers and acquisitions, and private placements. Mr. Kowalewski holds an A.B. with honors from Harvard University, and an M.B.A. from the University of Chicago Graduate School of Business.

Mark D. Klein became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Klein has been Chief Executive Officer, President and a Director of Alternative Asset Management Acquisition Corp. (Amex:AMV), a special purpose acquisition company focused on acquiring one or more operating businesses in the alternative asset management sector or a related business, since February 2007. Mr. Klein is also presently the Chief Executive Officer of Hanover Group US LLC, a newly formed indirect U.S. subsidiary of the Hanover Group, which is one of the largest privately held finance companies in New Zealand. Mr. Klein is also a registered representative at Ladenburg Thalmann & Co. Inc., a Managing Member of the LTAM Titan Fund, a fund of funds hedge fund, and is one of the Principals of the Aldebaran Fund LLC, a private fund investing in special purpose acquisition companies. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co., Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co., Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the U.S. subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management, Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund-of-funds company and Founder and General Partner of Intrinsic Edge Partners, a long/short equity hedge fund. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration degree with high distinction from Emory University.

Mortimer Singer became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Singer has been a Senior Vice President of Marvin Traub Associates (“MTA”), a business development and strategy consulting firm focused on working with brands, retailers, developers and related businesses that operate in the retail and consumer goods sectors, since April 2003. In this capacity he oversees all aspects of MTA’s business, from merger and acquisition advisory services to strategic consulting in the fashion and retail industries for clients in the U.S., as well as Russia, India, Europe and other locales. In this capacity he also co-founded and became Managing Director of Traub Singer Magnusdottir Capital, MTA’s venture division. Prior to joining MTA, Mr. Singer launched, in August 2002, the U.S. division of Quintessentially, a UK based luxury concierge service, where he headed the sale and business development initiative, as well as U.S. brand development until April 2003. From June 2000 to June 2002, Mr. Singer worked in the Technology, Media and Telecom division of JPMorgan Chase, where he advised domestic clients on acquisitions, divestitures, restructurings, joint ventures and financing alternatives. Mr. Singer received his B.A. from the University of Pennsylvania.

Information Regarding Directors With Terms Expiring in 2010

Dov Charney has served as a director, Chief Executive Officer and President of American Apparel since the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Charney served as founder, director, Chief Executive Officer and President of Old American Apparel and its predecessor companies since their formation in Columbia, South Carolina, in 1989. Dov Charney is a graduate of Choate Rosemary Hall and attended Tufts University. Dov Charney is under an employment contract with American Apparel to continue as Chief Executive Officer and President of the Company for a minimum of 3 years beyond the consummation of the Acquisition on December 12, 2007.

Mark Samson became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since 1999, Mr. Samson has been Managing Director of Getzler Henrich and Associates

LLC., a leading corporate restructuring firm in the U.S. with a focus on middle market companies. In this capacity, he has served as interim chief executive officer, chief operating officer and/or chief restructuring officer and financial advisor for more than 45 companies. During his tenure with Getzler Henrich, Mr. Samson has provided numerous clients with guidance in operational restructuring, bankruptcy proceedings and business operation, management practices, cash flow and profitability improvements. From 1984 to 2000, Mr. Samson served as Executive Chairman of the Board, Co-President and Chief Executive Officer of Debjon Group/Sidcor/MQM Group, a consortium of 53 vertically integrated retail businesses and convenience stores. From 1976 to 1984, Mr. Samson was Marketing Director for the Berden Group, the largest manufacturer of work wear and corporate uniforms in South Africa. Mr. Samson received his BBA in Economics from the University of South Africa.

Mark A. Thornton became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since January 2005, Mr. Thornton has been an independent consultant to various clients, advising them in the areas of private equity raises and project management, and also lectures at the Harvard Negotiation Insight Initiative. From April 2002 until December 2004, Mr. Thornton researched and authored a book, entitled Meditation in a New York Minute, which was published by Sounds True. At various times during the period from 1997 to March 2002, Mr. Thornton worked in several capacities for JPMorgan, including serving as the Chief Operating Officer for JPMorgan Private Bank in London from June 2001 to March 2002, specializing in operational risk management relating to the merger of JPMorgan with Robert Fleming. He oversaw core aspects of the merger and chaired numerous committees related to operational risk, new product lines and new business development. Prior to joining JPMorgan in 1997, Mr. Thornton worked in various market risk and credit risk positions for blue chip investment banks and securities firms, including Daiwa Europe Bank plc and Australian and New Zealand Banking Group Ltd.

EXECUTIVE OFFICERS

In addition to our executive officers who are listed as being directors, the Company has the following executive officers:

Ken Cieply has been the Chief Financial Officer of American Apparel since the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Cieply had served as Chief Financial Officer of Old American Apparel since June 2006. He oversees both domestic and international financial activities for American Apparel. He also supervises the Company’s domestic and international administrative activities. Prior to joining American Apparel, Mr. Cieply worked as an independent business and financial consultant in Montreal, Canada from May 2004 to June 2006. From 2000 to May 2004, he was Vice President of Finance and Chief Financial Officer of Cavalier Specialty Yarn Inc., a manufacturer with locations in Canada and the United States. Cavalier filed for bankruptcy protection in both Canada and the United States in September 2003 and was liquidated in 2004. From 1999 to 2000, Mr. Cieply was Executive Vice President and Chief Financial Officer of Grand Toys International Inc., a NASDAQ-listed distributor and licensee of toys in Canada and the United States. Prior to Grand Toys, he served from 1994 to 1999 as Vice President of Finance and Administration for Gildan Activewear Inc., a publicly-traded manufacturer and distributor of active wear with locations in Canada, the United States, Central America and the Caribbean. Mr. Cieply successfully led that company’s 1998 initial public offering on U.S. and Canadian public markets. Prior to joining Gildan, Mr. Cieply was Vice President of Finance for Rosilco International, a manufacturer and importer of textiles based in Montreal, from 1988 to 1994. Mr. Cieply previously served as controller of several companies between 1981 and 1988. He began his career as an accountant at KPMG. Mr. Cieply holds a Bachelor of Commerce degree from McGill University and is a member of the Canadian Institute of Chartered Accountants.

Martin Bailey has been the Chief Manufacturing Officer of American Apparel since the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Bailey had served as President of Manufacturing of Old American Apparel since 2002, overseeing operations of textile and apparel production and the planning, purchasing, sourcing, product development, quality-assurance and distribution departments, as well as nonrelated support departments. Mr. Bailey has guided the growth of the Company from 165,000 to over 1.2 million square feet of manufacturing and distribution operations in multiple locations in Los Angeles. Having been at the forefront of major growth and change in the apparel industry for over 24 years, Mr. Bailey brings to American Apparel a wealth of industry experience. He has successfully managed manufacturing services and operations for companies such as Fruit of the Loom and Alstyle Apparel and has earned a reputation in the apparel industry for his ability to implement cost-effective programs and streamline and organize production growth. Mr. Bailey graduated from Campbellsville College with a B.S. in Business Administration, with an emphasis in Accounting.

Joyce Crucillo has been General Counsel and Corporate Secretary of American Apparel since the Acquisition on December 12, 2007. Prior to the Acquisition, Ms. Crucillo had served as General Counsel of Old American Apparel since December 2006. As General Counsel, Ms. Crucillo oversees all aspects of American Apparel’s legal matters, from defending and prosecuting lawsuits on behalf of the Company to structuring and negotiating transactions, ensuring that the Company is in compliance with governmental regulatory requirements, managing and enforcing the Company’s intellectual property portfolio, handling employment-related claims, and advising management and the Board of Directors on all legal matters. Prior to joining American Apparel, Ms. Crucillo was a partner of Hallstrom, Crucillo and Christesen LLP, a full-service business law firm based in Orange County, California, from October 2004 to November 2006. At Hallstrom, Crucillo and Christesen, Ms. Crucillo headed the firm’s litigation department by serving as lead counsel in a wide variety of business-related litigation in both state and federal court. From March 2004 to October 2004, Ms. Crucillo was a Managing Partner of the full service business law firm Stirling Law, and from October 1999 to February 2004, Ms. Crucillo was a Senior Litigation Associate responsible for prosecuting and defending intellectual property litigation cases with Trojan Law. Ms. Crucillo’s areas of expertise include intellectual property law, business law, employment law, and business and trial strategy. Ms. Crucillo has successfully prosecuted and defended lawsuits for a broad range of corporate clients in high tech, finance, real estate and apparel industries. In addition, Ms. Crucillo has served as outside General Corporate Counsel to numerous private and public companies in these same industries. Ms. Crucillo also served as a judicial law clerk for a Los Angeles Superior Court Judge and worked in the litigation department of the Internal Revenue Service’s Los Angeles District Counsel’s Office. Ms. Crucillo earned her J.D. at Loyola Law School, Los Angeles. She earned her B.A. in Business Management at Cal Poly, San Luis Obispo.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors, and any beneficial owner of more than ten percent of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the Amex. Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.

Based solely on the Company’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2007, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the year ended December 31, 2007, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78(c)(58)(A)), which is composed of three financially literate independent directors, Mark D. Klein, Mark Samson and Mark A. Thornton. Mark Samson qualifies to serve as the “financial expert” according to the requirements of SEC Regulation S-K item 407(d)(5)(ii) and 407(d)(5)(iii). The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Amex listing standards. Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

The form of the current Audit Committee Charter is available on the Company’s website at http://investors.americanapparel.net. Information contained on our website is not incorporated into and does not constitute a part of the Original Filing or any amendments.

Consideration of Stockholder Nominations of Directors

Subsequent to the Acquisition, the Nominating Committee was renamed the Nominating and Corporate Governance Committee and assumed governance functions in addition to its duties to recommend nominees for the Board of Directors.

The policy of the Nominating and Corporate Governance Committee is to consider properly submitted stockholder nominations for candidates for membership on the Board. The Nominating and Corporate Governance Committee annually reviews the composition of the Board and reviews the suitability for continued service as a director of each Board member when his or her term expires and when he or she has a change in status, including but not limited to an employment change, and to recommend whether or not the director should be re-nominated. The Nominating and Corporate Governance Committee recommends to the Board the nominees for election as directors by the stockholders or appointment by the Board, as the case may be, pursuant to the bylaws of the Company, which recommendations will be consistent with the criteria for selecting directors established by the Board or the Committee, as the case may be. The Nominating and Corporate Governance Committee will evaluate a prospective nominee suggested by any stockholder in the same manner and against the same criteria as any other prospective nominee identified by the Nominating and Corporate Governance Committee from any other source; however, as a result of that certain voting agreement that was executed by the parties immediately prior to the closing of the Acquisition, the parties to the voting agreement, who collectively hold a controlling interest in the Company, can, by voting for their Board nominees as provided in the voting agreement, elect the full nine-member slate of directors currently entitled to serve, through and including the annual meeting of stockholders in 2010. In evaluating nominations from stockholders, the Nominating and Corporate Governance Committee will consider the following attributes and criteria of candidates: experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Committee considers appropriate in the context of the needs of the Board.

Any stockholder nominations proposed for consideration by the Nominating and Governance Committee should include the following information and documentation:

•

the nominee’s name, age, business and current residence addresses, as well as residence addresses for the past 20 years, principal occupation or employment and employment history (name and address of employer and job title) for the past 10 years and educational background;

•	the nominee’s permission for the Company to conduct a background investigation;

•	the number of shares of our Common Stock beneficially owned by the nominee;

•	the information that would be required to be disclosed about the nominee under the rules of the Exchange Act in a proxy statement soliciting proxies for the election of such nominee as a director; and

•	a signed consent of the nominee to serve as a director of the Company, if elected.

Any stockholder nominations for candidates for membership on the Board should be addressed to:

American Apparel, Inc.

Attention: Nominating and Corporate Governance Committee

747 Warehouse Street

Los Angeles, California 90021

Code of Ethics

The policies comprising our code of ethics are set forth in the Company’s Code of Ethics (the “Code of Ethics”) (included as Exhibit 14.1 of the Current Report on Form 8-K (File No 001- 32697) filed December 18, 2007). These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees. The Code of Ethics is also published on our website at http://investors.americanapparel.net. Stockholders may request a copy of the Code of Ethics, at no cost, by writing to us at the following address: American Apparel, Inc., Attn: General Counsel, 747 Warehouse Street, Los Angeles, California 90021.

ITEM 11.	EXECUTIVE COMPENSATION

PROCESSES AND PROCEDURES FOR DETERMINATION OF EXECUTIVE AND DIRECTOR COMPENSATION

The Compensation Committee of the Board of Directors is responsible for overseeing the compensation and employee benefit plans and practices of the Company. The Compensation Committee reviews and approves, either as a committee or together with the other independent directors, the general compensation policies of the Company, oversees the administration of all of the Company’s compensation and benefit plans and reviews and approves, either as a committee or together with the other independent directors, compensation of the executive officers of the Company. The Compensation Committee Charter requires that the Compensation Committee consist of no fewer than two Board members who qualify as “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. At all times since its formation following the Acquisition, the Compensation Committee has consisted of at least three Board members, each of whom the Board has affirmatively determined satisfied these independence requirements.

The Compensation Committee Charter sets forth the purpose of and other matters pertaining to the Compensation Committee. The form of the current Compensation Committee Charter is available on the Company’s website at http://investors.americanapparel.net.

Pursuant to its Charter, the Compensation Committee’s responsibilities include the following:

•

review and approve, either as a committee or together with the other independent directors, the corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other officers of the Company;

•	evaluate, either as a committee or together with the other independent directors, the Chief Executive Officer’s performance in light of such goals and objectives;

•

set, either as a committee or together with the other independent directors, officers’ compensation levels, including base salary, annual incentive opportunities, long-term incentive opportunities and benefits;

•

review and approve, either as a committee or together with the other independent directors, any employment contracts or related agreements, such as severance or termination arrangements, to be made with any executive officer of the Company;

•

review and recommend to the Board appropriate director compensation programs and, either as a committee or together with the other independent directors, review and approve perquisites or other personal benefits to directors and recommend any changes to the Board;

•	review its own performance and assess the adequacy of its Charter;

•

review and approve the goals and objectives of and the plans underlying the Company’s general compensation and other employee benefit programs, including incentive-compensation and equity-based programs;

•	retain and terminate any compensation consultant used to assist in the evaluation of officer compensation, including to approve the consultant’s fees and other retention terms; and

•	produce a report of the Compensation Committee to be included in the Company’s annual proxy statement.

Our Chief Executive Officer and Chairman of the Board recommends to the Compensation Committee salary, annual bonus, equity-based awards and long-term compensation levels for other executives, including the other Named Officers (as defined under “Compensation Discussion and Analysis” below). Our other executives, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executives. While the Compensation Committee reviews and makes recommendations regarding compensation paid to the Non-Employee Directors, the compensation for these directors is determined by the Board.

Equity awards to all officers subject to Section 16 of the Exchange Act are made by the Compensation Committee. The Compensation Committee was formed in December 2007, after the Acquisition, but did not meet in 2007. As indicated above, pursuant to its Charter, the Compensation Committee is authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our officers (including all of the Named Officers). From time to time, the Compensation Committee may engage compensation consultants to perform compensation reviews and assist in making recommendations to the Compensation Committee regarding compensation programs and levels.

COMPENSATION OF DIRECTORS

Compensation for Non-Employee Directors will consist of annual stock grants and Board and Committee meeting fees, as described below. Employees who are also directors will receive no additional compensation for their Board service.

Director Compensation—Fiscal 2007

During 2007, the sole cash compensation to our Non-Employee Directors consisted of a $1,000 Board meeting fee paid to each of Messrs. Greene, Klein, Mayer, Miller, Samson, Singer and Thornton for their participation in the December 12, 2007 Board meeting subsequent to the approval of the Acquisition by the stockholders. Prior to the Acquisition, no directors received compensation for their Board service.

Pursuant to the 2007 Performance Equity Plan approved by stockholders in conjunction with the Acquisition, our Non-Employee Directors will each receive an annual stock grant (of fully vested shares) as of the closing of the Acquisition (December 12, 2007), and on each anniversary of service thereafter, equal to that number of shares of our Common Stock having an aggregate market value of $75,000 at the time of grant. The initial stock grants, due as of the closing of the Acquisition, were approved by the Board of Directors on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the initial stock grant, however, the number of shares awarded to each Non-Employee Director was to be determined using the highest closing price per share of Common Stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, each Non-Employee Director will receive 4,808 shares of Common Stock, based upon the December 12, 2007 closing price per share of $15.60. The expense associated with the share awards will be reflected in the Company’s 2008 financial statements upon issuance of the shares, and will be based upon the closing price per share of Common Stock on such date.

The following table sets forth certain information regarding the benefits provided or to be provided to Non-Employee Directors with respect to their service during 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Non-Employee Directors

Robert Greene	$1,000	$—	$—	$—	$—	$—	$1,000

Mark D. Klein	$1,000	$—	$—	$—	$—	$—	$1,000

Allan Mayer	$1,000	$—	$—	$—	$—	$—	$1,000

Keith Miller	$1,000	$—	$—	$—	$—	$—	$1,000

Mark Samson	$1,000	$—	$—	$—	$—	$—	$1,000

Mortimer Singer	$1,000	$—	$—	$—	$—	$—	$1,000

Mark A. Thornton	$1,000	$—	$—	$—	$—	$—	$1,000

All Non-Employee Directors	$7,000	$—	$—	$—	$—	$—	$7,000

Non-Employee Directors receive $1,000 for each Board and each Committee meeting attended and are reimbursed for travel expenses incurred in connection with attending these meetings.

Annual Stock Awards and Meeting Fees

The following table sets forth the schedule of annual stock grants and meeting fees for Non-Employee Directors in effect after the December 12, 2007 Acquisition:

Type of Fee	Dollar Amount
Value of Annual Stock Grant	$75,000
Attendance Fee per Committee Meeting Attended	$1,000
Attendance Fee per Board Meeting Attended	$1,000

All Non-Employee Directors are also reimbursed for out-of-pocket expenses including travel expenses that they incur serving as directors. In 2007, no directors were paid or reimbursed to attend Board or committee meetings, aside from the meeting fees reported in the table under “Director Compensation—Fiscal 2007” above.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive officer and principal financial officer of the Company and our three other most highly compensated individuals who were serving as executive officers as of December 31, 2007.

Prior to the Acquisition, Eric J. Watson served as the Company’s Chairman and Treasurer and Jonathan J. Ledecky served as the Company’s President and Secretary.

After the Acquisition was consummated on December 12, 2007 and for the remainder of 2007, Dov Charney served as the Company’s Chairman of the Board, President and Chief Executive Officer, Ken Cieply served as Chief Financial Officer and Treasurer, and our three other most highly compensated individuals were Joyce Crucillo, Martin Bailey and Adrian Kowalewski. These individuals are referred to as the “Named Officers” herein. Prior to the Acquisition, the executive officers of Old American Apparel were: Dov Charney, Chairman of the Board, President and Chief Executive Officer; Ken Cieply, Chief Financial Officer and Treasurer; Sang Ho Lim, Secretary; Martin Bailey, President of Manufacturing; Adrian Kowalewski, Director of Corporate Finance and Development; and Joyce Crucillo, General Counsel.

Prior to the date of the Acquisition, the Named Officers were Eric J. Watson, Chairman of the Board and Treasurer, and Jonathan J. Ledecky, President and Secretary. Prior to the date of the Acquisition, no executive officers received compensation for services rendered to the pre-Acquisition Company. During 2006, the Company paid $7,500 per month to Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky, for general and administrative services. This arrangement ceased as of January 1, 2007.

Since the Acquisition, the Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board. None of the Named Officers are members of the Compensation Committee. Our Chief Executive Officer and Chairman of the Board recommends to the Compensation Committee salary, cash incentive awards, equity-based awards and long-term compensation levels for executives, including the other Named Officers. Our other executives, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executives.

Executive Compensation Program Objectives and Overview

It is the Company’s intent that its executive compensation programs achieve three fundamental objectives: (1) attract, motivate and retain qualified executives; (2) hold executives accountable for performance; and (3) align executives’ interests with the interests of our stockholders. In structuring the Company’s executive compensation programs, we intend to be guided by the following basic philosophies:

•	Competition. The Company should provide competitive compensation opportunities so that it can attract, motivate and retain qualified executives.

•	Pay for Performance. A substantial portion of compensation should be tied to Company (and/or particular department or segment) and individual performance.

•

Alignment with Stockholder Interests. A substantial portion of compensation should be contingent on the Company’s performance. As an executive officer’s level of responsibility increases, a greater portion of the officer’s total compensation should be dependent on the Company’s performance.

As described in more detail below, the material elements of our executive compensation program will include some or a mix of the following, at the discretion of the Compensation Committee: a base salary, an annual cash incentive bonus opportunity, and a performance equity plan component. We believe that these elements of our executive compensation program will help us to achieve one or more of our compensation objectives. The executive compensation program is intended to attract, motivate and retain qualified executives. The base salary is the element of our current executive compensation program where the value of the benefit in any given year is generally not variable. We anticipate that any bonus awarded in any given year will depend on the performance of the individual and the performance of the Company. We believe that in order to attract, motivate and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward the executive’s continued service. The base salaries are paid out on a short-term or current basis. Any bonuses would generally be paid out on a short-term basis, such as at year end or upon completion of significant projects. Performance equity awards would generally be made on a longer-term basis. We believe that a mix of longer-term and short-term elements will allow us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Our cash incentive bonus opportunity would be primarily intended to hold executives accountable for performance, although we also believe it would align our executives’ interests with those of our stockholders and help us attract, motivate and retain executives. Our performance equity incentives would also be primarily intended to align our executives’ interests with those of our stockholders, although we believe they would help hold executives accountable for performance and help us motivate and retain executives.

These compensation elements are intended to create a total compensation package for each executive that we believe will achieve our compensation objectives and provide competitive compensation opportunities.

The Company has an employment agreement with Dov Charney, Chairman of the Board, Chief Executive Officer and President. The Company also has an employment agreement with Joyce Crucillo, General Counsel and Corporate Secretary.

Current Executive Compensation Program Elements

Base Salaries

As discussed above, the Compensation Committee was established in conjunction with the December 12, 2007 Acquisition. Accordingly, compensation for Named Officers in 2007 was determined by arrangements in effect between Old American Apparel and such Named Officers prior to the Acquisition, as determined by Dov Charney, President and Chief Executive Officer, or, in the case of Joyce Crucillo, by her employment agreement. Dov Charney did not receive a salary prior to the Acquisition, but the employment agreement entered into between the Company and Dov Charney as of December 12, 2007 provides for a minimum base salary. For a more complete description of current employment agreements with Dov Charney and Ms. Crucillo, see “Description of Employment Agreements” below. The amount of base salary paid to each Named Officer for the year ended December 31, 2007 is reported in Column (c) of the “Summary Compensation Table” below.

On a going-forward basis, the Compensation Committee plans to review and approve base salaries for executives, including Named Officers, annually and in connection with promotions or other changes in responsibilities. The Compensation Committee will generally review the base salaries for each executive in the first quarter of each year to set salaries, and intends to consider market data, individual compensation history, pay in relation to other executives at the Company, tax deductibility, individual job performance and future potential, as well as evaluations and recommendations by senior management in determining base salary. The weight given to each of these factors may differ from individual to individual, as the Compensation Committee deems appropriate.

Annual Bonus Awards

There were no annual or other bonuses awarded to Named Officers for the year ended December 31, 2007, other than a discretionary performance bonus awarded to Mr. Kowalewski. However, going forward, a portion of compensation for executive officers may be based on the financial performance of the Company. Executives will be eligible for annual cash incentive bonus awards.

Long-Term Equity Incentive Awards

The Compensation Committee has the authority to grant stock options, restricted stock and other awards under the Company’s 2007 Performance Equity Plan to executives. Prior to the Acquisition consummated on December 12, 2007, there was no long-term equity incentive award program.

The Compensation Committee believes that the executives’ long-term compensation should be directly linked to the value provided to our stockholders. Consequently, the Compensation Committee will consider establishing in 2008 a performance-based program whereby executives’ long-term compensation may be awarded in the form of stock options and/or restricted stock, at the discretion of the Compensation Committee. The number of shares of the Company’s Common Stock subject to each award will be intended to create a meaningful opportunity for stock ownership in light of the executive’s current position with the Company, the size of comparable awards to comparable executives at our peer group companies, and the individual’s personal performance.

Severance and Other Benefits Upon Termination of Employment

American Apparel has not entered into any change in control agreements or other severance arrangements with any of its Named Executive officers other than with Dov Charney and Ms. Crucillo.

Dov Charney’s employment agreement provides that in the event that his employment is terminated (i) by the Company without Cause or (ii) by Dov Charney for Good Reason, Dov Charney will be entitled to the following: (1) a pro rata portion of his annual and long term performance bonuses for the year in which he is terminated as if 100% of the performance targets were met, (2) a payment equal to the greater of (x) annual base salary for the remainder of his employment contract or (y) two (2) times the sum of his annual base salary and maximum annual performance bonus, (3) immediate vesting of all equity awards granted to him by the Company and (4) all lock-up restrictions on all of Dov Charney’s stock in the Company shall immediately lapse.

Ms. Crucillo’s employment agreement provides for the payment of four months of continued compensation, up to a maximum of $75,000, upon her termination without cause.

In order to support our compensation objective of attracting, retaining and motivating qualified executives, we believe that, in certain cases, we may decide to provide executives with severance protections upon certain types of termination. These severance protections would be negotiated on an individual by individual basis.

Option Grant Practices and Policies

It is intended to be the practice of the Compensation Committee to grant stock options under the 2007 Performance Equity Plan with an exercise price equal to or greater than the closing price of the Company’s Common Stock on the date of grant.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based. The Compensation Committee intends to consider the anticipated tax treatment to the Company and our executive officers when reviewing executive compensation and our compensation programs.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers which is not fully deductible, if it determines that such award is consistent with its philosophy and is in our and our stockholders’ best interests.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the five Non-Employee Directors named at the end of this report, each of whom is independent as defined by Amex listing standards.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K, as filed with the SEC.

By the Compensation Committee,

Keith Miller, Chairman

Robert Greene

Allan Mayer

Mortimer Singer

Mark A. Thornton

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report on Executive Compensation above (Keith Miller, Robert Greene, Allan Mayer, Mortimer Singer and Mark A. Thornton) became directors of the Company and were appointed to the Compensation Committee upon the consummation of the Acquisition on December 12, 2007. These Committee members continue to serve on the Compensation Committee in 2008. No current member of the Compensation Committee is a current or former executive officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee during the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of our Named Officers for services rendered during 2007 and 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Eric J. Watson,	2007	$—		$—	$—	$—	$—	$—	$—		$—
Pre-Acquisition Chairman of the Board and Treasurer (principal accounting and financial officer)	2006	$—		$—	$—	$—	$—	$—	$—		$—

Jonathan J. Ledecky,	2007	$—		$—	$—	$—	$—	$—	$—		$—
Pre-Acquisition President and Secretary (principal executive officer)	2006	$—		$—	$—	$—	$—	$—	$—		$—

Dov Charney,	2007	$8,304,388	(2)	$—	$—	$—	$—	$—	$7,874,557	(3)(4)	$16,178,945
Chairman of the Board, President and Chief Executive Officer	2006	$2,394,379	(2)	$—	$—	$—	$—	$—	$17,118	(3)	$2,411,497

Ken Cieply Chief	2007	$218,462		$—	$—	$—	$—	$—	$64,635	(6)	$283,097
Financial Officer and Treasurer	2006	$103,846	(5)	$10,000	$—	$—	$—	$—	$22,572		$136,418

Sang Ho Lim,	2007	$2,707,525	(2)	$—	$—	$—	$—	$—	$7,906,541	(3)	$10,614,066
Pre-Acquisition Secretary (7)	2006	$348,000	(2)	$—	$—	$—	$—	$—	$40,754	(3)	$388,754

Joyce Crucillo,	2007	$225,000		$—	$—	$—	$—	$—	(9)		$225,000
General Counsel and Corporate Secretary	2006	$18,750	(8)	$—	$—	$—	$—	$—	$—		$18,750

Martin Bailey,	2007	$235,585		$—	$—	$—	$—	$—	$41,692	(10)	$277,277
Chief Manufacturing Officer	2006	$200,000		$15,000	$—	$—	$—	$—	$44,281		$259,281

Adrian Kowalewski,	2007	$167,692		$40,000	$—	$—	$—	$—	(9)		$207,692
Director of Corporate Finance and Development	2006	$47,138	(11)	$—	$—	$—	$—	$—	$—		$47,138

(1)	Includes bonuses earned in the year indicated, regardless of when paid.
(2)	Messrs. Charney and Lim did not receive any salary or bonus from American Apparel prior to the Acquistion. As stockholders of Old American Apparel, and as a result of the S Corporation status of the company, each of Messrs. Charney and Lim were allocated income based on the net profits of the company and, from time to time, received distributions of the profits attributed to each of them, which are included in the “Salary” amounts here. During 2007 and 2006, Dov Charney received distributions from Old American Apparel on his allocable income amounting to $2,963,021 and $348,000, respectively. For 2007 and 2006, Mr. Lim received distributions from Old American Apparel on his allocable income amounting to $2,707,525 and $348,000, respectively. For Dov Charney, amounts presented also include salary ($39,041) for the period from the Acquisition through December 31, 2007 pursuant to his employment agreement with the Company, described in more detail under “Description of Employment Agreements” below, and management fees earned under an arrangement with Old American Apparel’s Canadian subsidiaries amounting to $5,302,326 for 2007 and $2,046,379 for 2006. Such fees ceased as of the December 12, 2007 consummation of the Acquisition.
(3)	All other compensation includes payments in 2007 for reimbursement of personal tax liabilities provided for in the Acquisition Agreement. Tax reimbursements in 2007 amounted to $7,857,318 for Dov Charney and $7,906,541 for Mr. Lim.

(4)	All other consideration also includes personal benefits provided by Old American Apparel and the Company, including payment of the executive officer’s share of the company’s health insurance premium and $15,000 in life insurance premiums paid on policies held jointly by the Company and Dov Charney. The face value of these policies is $1.5 million.
(5)	Mr. Cieply joined Old American Apparel on June 12, 2006. His annualized salary for 2006 was $200,000.
(6)	Personal benefits include housing, automobile rental and commuting expense reimbursements related to Mr. Cieply’s commute between Montreal, Canada and Los Angeles, California amounting to $30,000, $10,443 and $24,192, respectively.
(7)	Mr. Lim was a 50% owner of Old American Apparel and served as Old American Apparel’s Secretary until he sold his equity interest to the Company in conjunction with the Acquisition. Mr. Lim resigned from Old American Apparel effective December 12, 2007.
(8)	Ms. Crucillo became General Counsel and Corporate Secretary of the Company on December 12, 2007. Prior to the Acquisition on December 12, 2007, Ms. Crucillo had served as General Counsel of Old American Apparel since December 2006. Her annualized compensation for 2006 was $225,000.
(9)	Amount is less than $10,000 and accordingly is omitted.
(10)	Personal benefits include payment of the executive officer’s share of the Company’s health insurance premium, a vehicle allowance and $24,000 in life insurance premiums paid on policies held by Mr. Bailey. The face value of these policies is $2.0 million.
(11)	Mr. Kowalewski joined Old American Apparel in June 2006.

Compensation of Named Officers

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2007. The primary elements of each Named Officer’s total compensation reported in the table are base salary, bonuses, and the other benefits listed in Column (i) of the “Summary Compensation Table,” as further described in the footnotes to the table identified therein.

The “Summary Compensation Table” should be read in conjunction with the narrative descriptions that follow. A description of the material terms of the employment agreements currently in force with respect to Named Officers is provided immediately following this paragraph.

Description of Employment Agreements

The following is a description of the terms of the employment agreements and employment offer letters with our Named Officers in the case where such an employment agreement or offer letter exists. See also, “Potential Payments Upon Termination or Change of Control,” below.

Dov Charney, Chairman of the Board, Chief Executive Officer, and President

The Company entered into an Employment Agreement with Dov Charney effective as of December 12, 2007, the date of the consummation of the Acquisition.

The agreement specifies that Dov Charney shall receive an annual base salary of $750,000 and also be entitled to receive an annual bonus of up to 150% of his base salary and a long-term bonus over the initial three-year term of the employment agreement of up to 300% of his base salary upon attainment by American Apparel of performance objectives to be determined by the Board or American Apparel’s Compensation Committee.

Joyce Crucillo, General Counsel and Corporate Secretary

Old American Apparel entered into an Employment Agreement with Joyce E. Crucillo effective as of October 26, 2006.

The agreement specifies that Ms. Crucillo shall receive an annual salary of $225,000 over the annual term of the agreement. The agreement expired on November 30, 2007 but renewed automatically for a successive one-year term, and will renew automatically each year unless either party notifies the other of its intent not to renew, as specified in the agreement.

Stock Options Awards

The Company’s Named Officers did not participate in, or otherwise receive, any stock options in 2007.

Restricted and Unrestricted Stock Awards

The Company’s Named Officers did not participate in, or otherwise receive, any restricted or unrestricted stock awards during 2007.

Non-Equity Incentive Plan Awards

The Company’s Named Officers did not earn any nonqualified or other non-equity incentive plan compensation benefits during 2007.

Pension Benefits

The Company’s Named Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by the Company during 2007.

Potential Payments Upon Termination or Change of Control

Dov Charney: Potential payments to Dov Charney are governed by his employment agreement with the Company, dated December 12, 2007, which provides that his initial employment term expires December 31, 2010. Upon termination of Dov Charney’s employment by the Company with cause or due to Dov Charney’s permanent incapacity or death, the Company will pay Dov Charney any unreimbursed expenses then owed by the Company to Dov Charney and all accrued but unpaid wages. Dov Charney will not be entitled to any other consideration or compensation. As of December 31, 2007, Dov Charney’s accrued wages amounted to $39,041.

If Dov Charney’s employment is terminated by the Company without cause or by Dov Charney for good reason, Dov Charney is entitled to the following: (1) a lump sum payment of a pro rata portion of his annual and long term performance bonuses for the year in which he is terminated as if 100% of the performance targets were met, (2) a lump sum payment equal to the greater of his annual base salary for the remainder of Dov Charney’s employment contract or two (2) times the sum of his annual base salary and maximum annual performance bonus, (3) immediate vesting of all equity awards granted to Dov Charney by the Company and (4) all lock-up restrictions on all of Dov Charney’s stock in the Company will immediately lapse.

Had Dov Charney separated from the Company as of December 31, 2007 as a result of termination without cause or for good reason, he would have been entitled to a payment amounting to $3.9 million, in addition to the $39,041 of accrued wages noted above.

In the event of a change in control, if any payments due to Dov Charney in connection with the change in control, including payments as a result of termination of his employment, will be subject to excise taxes as defined in his employment agreement, Dov Charney will be entitled to a tax gross-up for all effects of the excise taxes. If a change in control had occurred as of December 31, 2007, and Dov Charney had received the termination lump sum payments described above, he would have been entitled to a tax gross-up payment of $2.1 million.

Joyce Crucillo: Potential payments to Ms. Crucillo are governed by her employment agreement with the Company, dated October 26, 2006, which provides that her initial employment term expired November 30, 2007 and automatically renews for successive one-year terms until either party provides written notice. If Ms. Crucillo resigns, the Company will pay Ms. Crucillo all accrued and unpaid portions of her annual compensation. If the Company terminates Ms. Crucillo’s employment with or without cause, the Company will pay Ms. Crucillo any accrued and unpaid portion of her annual compensation. If the Company terminates Ms. Crucillo’s employment without cause, the Company will also continue to pay compensation to Ms. Crucillo for four months, up to a maximum of $75,000.

Had Ms. Crucillo separated from the Company as of December 31, 2007 as a result of a termination without cause, she would have been entitled to receive total payments of $87,000, representing $12,000 of accrued salary payable upon termination and four months of regular compensation amounting to $75,000. Had Ms. Crucillo separated from the Company as of December 31, 2007 as a result of resignation or termination with cause, she would have been entitled to receive only her accrued compensation of $12,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information available to the Company as of April 22, 2008 with respect to shares of Common Stock held by (i) each director, (ii) our Named Officers (as defined under “Compensation Discussion and Analysis” above) and (iii) all of our directors, Named Officers and executive officers as a group. Our management knows of no person, other than Dov Charney as described below, who is the beneficial owner of more than 5% of our issued and outstanding Common Stock.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner (1)	Number	Percent of Class
Dov Charney (2)	37,258,065	52.4%
Eric J. Watson (3)(4)	1,775,000	2.5%
Jonathan J. Ledecky (3)	1,775,000	2.5%
Edward J. Matthias (3)	40,000	*
Jay H. Nussbaum (3)	40,000	*
Richard Y. Roberts (3)	40,000	*
Robert B. Hersov (3)	40,000	*
Kerry Kennedy (3)	40,000	*
Robert Greene (5)	6,808	*
Allan Mayer (5)(6)	5,808	*
Adrian Kowalewski	—	*
Joyce Crucillo	—	*
Martin Bailey	—	*
Ken Cieply	—	*
Mark D. Klein (5)	4,808	*
Keith Miller (5)	4,808	*
Mark Samson (5)	4,808	*
Mortimer Singer (5)	4,808	*
Mark A. Thornton (5)	4,808	*
All directors and executive officers as a group (19 persons) (5)	41,044,721	57.7%

*	Less than 1.0%
(1)	Except as described below and subject to applicable community property laws and similar laws, each person listed above has sole voting and investment power with respect to such shares. This table is based upon information supplied by officers, directors and principal stockholders.
(2)	Includes 8,064,516 shares of Common Stock beneficially owned by Dov Charney that were placed in escrow as a fund for payment of indemnification claims that may be made by Endeavor pursuant to the Amended Agreement. The shares will remain in escrow until December 12, 2008. There have been no indemnification claims to date. Dov Charney’s address is c/o American Apparel, Inc., 747 Warehouse Street, Los Angeles, California 90021. Additionally, all of the 37,258,065 shares of Common Stock that were issued at the closing of the Acquisition to Dov Charney are subject to a three-year lock-up agreement and cannot be sold publicly, in the absence of the Company’s consent, until the expiration of the restricted period under the lock-up agreement.
(3)	Resigned from the Board of Directors upon the consummation of the Acquisition December 12, 2007.
(4)	These shares are held by Tower Trust, a trust established for the benefit of Mr. Watson and his family.
(5)	Includes 4,808 shares due to each Non-Employee Director, as described more fully in “Director Compensation—Fiscal 2007” above. The 33,656 shares (total for all Non-Employee Directors) are expected to be issued within 60 days of this report.
(6)	1,000 shares are held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is Trustee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under our Audit Committee Charter, the Audit Committee is charged with reviewing the Company’s policies relating to the avoidance of conflicts of interest and reviewing past or proposed transactions between the Company and members of management. Additionally, the Audit Committee is responsible for reviewing the Company’s program to monitor compliance with the Company’s Code of Ethics.

Pre-Acquisition Transactions with the Company

In December 2005, in connection with Endeavor’s initial public offering, the Company issued an option, for $100, to Ladenburg Thalmann & Co., Inc. (“Ladenburg”), the representative of the underwriters in the offering, to purchase 350,000 units at an exercise price of $10.00 per unit, with each unit consisting of one share of Common Stock and one warrant. Ladenburg transferred options to purchase 175,000 units to an unrelated entity and exercised 175,000 options in a cashless transaction pursuant to which Ladenburg received 102,835 shares and 102,835 warrants in December 2007. Ladenburg exercised or sold all of its warrants prior to the Company’s call for redemption of all outstanding warrants on March 7, 2008. As of March 7, 2008, there were no longer any warrants or units outstanding. In addition, in December 2007, in connection with the consummation of the Acquisition, Ladenburg received $1.8 million of deferred underwriting commissions related to Endeavor’s initial public offering. Mr. Klein, a director of the Company (see “Directors and Executive Officers” above), is a registered representative of Ladenburg. Mr. Klein disclaims any personal interest in these transactions.

On March 8, 2007, the Company borrowed funds from pre-Acquisition officers Messrs. Watson and Ledecky. Endeavor issued two non-interest bearing promissory notes in the amount of $75,000 each. The principal balance of these notes was repaid on the consummation of the Acquisition in December 2007.

On April 30, 2007, the Company borrowed funds from pre-Acquisition officers Messrs. Watson and Ledecky. Endeavor issued two non-interest bearing promissory notes in the amount of $87,500 each. The principal balance of these notes was repaid on the consummation of the Acquisition in December 2007.

On August 31, 2007, the Company borrowed funds from pre-Acquisition officers Messrs. Watson and Ledecky. Endeavor issued two non-interest bearing promissory notes in the amount of $75,000 each. The principal balance of these notes was repaid on the consummation of the Acquisition in December 2007.

On October 17, 2007, the Company borrowed funds from pre-Acquisition officers Messrs. Watson and Ledecky. Endeavor issued two non-interest bearing promissory notes in the amount of $50,000 each for a total outstanding debt of $575,000 as of November 1, 2007. The principal balance of these notes was repaid on the consummation of the Acquisition in December 2007.

Transactions with Pre-Acquisition American Apparel Entities and the Post-Acquisition Company

During 2007, prior to the Acquisition, Dov Charney, Chairman, President and Chief Executive Officer of the Company, earned $5.3 million in management fees from the pre-Acquisition Canadian companies that became subsidiaries of the Company in the Acquisition. At the time of the Acquisition, the balance of management fees due to Dov Charney, including amounts carried forward from prior years, was $8.7 million. Dov Charney was paid $2.7 million of management fees in 2007, while the remaining $6.0 million due was converted into two loans payable to Dov Charney. During the first quarter of 2008, Dov Charney subordinated the loans to Toronto Dominion Bank in connection with the Company’s Canadian-dollar denominated line of credit. The loans payable to Dov Charney mature in December 2012 and bear interest at 6% from December 12, 2007. Prior to that date, the loans were not memorialized in writing, were non-interest bearing and were without terms of repayment. No interest was paid during 2007.

In addition, Dov Charney received $3.0 million in distributions from the pre-Acquisition S Corporation Old American Apparel. During 2007, prior to the Acquisition, Dov Charney also loaned to Old American Apparel and received repayment of $174,000, plus interest of $49,040 at 18%, and received a $439,947 non-interest bearing loan from Old American Apparel which was repaid during the third quarter of 2007.

Dov Charney has personally guaranteed leases for Old American Apparel, as described more fully in “Property Leases” below.

Dov Charney has also provided two unlimited personal guarantees (one on behalf of American Apparel Canada Retail Inc. and one on behalf of American Apparel Canada Wholesale Inc., each of which is a Canadian subsidiary of the Company) in favor of Toronto Dominion Bank, in connection with the Company’s Canadian-dollar denominated line of credit. Morris Charney, Dov Charney’s father, has also provided two personal guarantees (one on behalf of American Apparel Canada Retail Inc. and one on behalf of American Apparel Canada Wholesale Inc.), each in the amount of $500,000 ($CAN) in favor of Toronto Dominion Bank, in connection with the line of credit.

During 2007, Morris Charney received a total of $2.6 million as repayments of loans to Old American Apparel and its subsidiaries, representing principal of $2.1 million and accrued interest of $445,141 at 18%.

Morris Charney serves as Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Director, President and Secretary of American Apparel Canada Retail Inc. Mr. Charney also provides architectural consulting services to the Company. During 2007, Mr. Charney was paid consulting fees amounting to $210,988 ($USD) for his services in all capacities. Additionally, in February, 2008, Mr. Charney was paid a $1.0 million bonus for his contributions to Old American Apparel.

During 2007, Sang Ho Lim received distributions from the pre-Acquisition S Corporation Old American Apparel of $2.3 million and a non-interest bearing loan from Old American Apparel of $238,098. Mr. Lim repaid the loan before December 31, 2007. In addition, Mr. Lim was repaid in December 2007 $180,000 of principal in connection with a loan that he had extended to Old American Apparel in a prior year, which bore interest at 12%. Interest paid to Mr. Lim during 2007 amounted to $22,418.

In December 2007, the Company repaid a loan provided in a prior year by Sylvia Safdie, Dov Charney’s mother, in the amount of $861,993, representing principal of $575,036 and accrued interest of $286,957 at 12%.

In December 2007, the Company repaid a loan provided in a prior year by Martin Bailey, the Company’s Chief Manufacturing Officer, in the amount of $120,043, representing principal of $100,000 and accrued interest of $20,043 at 18%.

Acquisition Consideration

In conjunction with the Acquisition, Dov Charney received 37,258,065 shares of Common Stock in December 2007 in exchange for his 50% ownership interest in Old American Apparel and his 100% ownership interest in Old American Apparel’s Canadian affiliates. 8,064,516 shares of the Common Stock received by Dov Charney were placed into escrow to secure the indemnity rights of the Company related to Old American Apparel under the Acquisition Agreement. Additionally, all of the 37,258,065 shares of Common Stock that were issued at the closing of the Acquisition to Dov Charney are subject to a three-year lock-up agreement and cannot be sold publicly, in the absence of the Company’s consent, until the expiration of the restricted period under the lock-up agreement.

In addition, Dov Charney received $7.9 million as reimbursement of personal tax liabilities arising from his pre-Acquisition ownership interest in the S Corporation, Old American Apparel. The other 50% owner of Old American Apparel, Sang Ho Lim, received $67.9 million in December 2007 for his ownership interest and $7.9 million in reimbursements for his pre-Acquisition tax obligations.

Property Leases

Dov Charney has personally guaranteed the obligations of American Apparel under various property leases, including:

•	New York store at 712 Broadway, New York, NY for up to approximately $820,000 in aggregate obligations;

•	New York store at 183 E. Houston St. New York, NY for up to approximately $420,270 in aggregate obligations;

•	New York store at 1090 Third Ave., New York, NY for up to approximately $202,729 in aggregate obligations;

•	Chicago store at 1563 N. Milwaukee Ave., Chicago, IL for up to approximately $16,100 in aggregate obligations;

•	Los Angeles store at 6922 Hollywood Blvd., Los Angeles, CA for up to approximately $1.8 million in aggregate obligations (equally and jointly guaranteed by the Company and Dov Charney); and

•	Montreal store at 3521, 3523 and 3525 St. Laurent Blvd., Montreal Quebec HTX2T6 for up to approximately C$215,909 in aggregate obligations.

In December 2005, Old American Apparel entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with American Central Plaza, LLC. As of the date of this report, Dov Charney holds an 18.75% ownership interest in American Central Plaza, while Mr. Bailey holds a 6.25% interest. The remaining members of American Central Plaza are not affiliated with the Company. The monthly lease payments are $48,000 and the lease expires in November 2011, with a five year extension available at Old American Apparel’s option.

DIRECTOR INDEPENDENCE

The Board is composed of nine directors, seven of whom qualify as independent directors as defined under the applicable listing standards of the Amex. In establishing independence, the Board affirmatively determines that each director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Board has determined that the following categories of persons would not be considered independent: (1) a director who is, or during the past three years was, employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (2) a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence (unless such compensation falls under exceptions provided for under the Amex rules); (3) a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer; (4) a director who is an executive officer, partner or a controlling shareholder, or has an immediate family member who is an executive officer, partner or a controlling shareholder, of an organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) which, in any of the past three fiscal years, exceeds or exceeded the greater of $200,000, or 5% of the other organization’s consolidated gross revenues; (5) a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on the compensation committee of such other entity; and (6) a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Applying these standards, the Board determined that the following directors qualify as independent: Messrs. Greene, Klein, Mayer, Miller, Samson, Singer and Thornton (the “Independent Directors”). Each of the members of each of the committees of the Board is an Independent Director, and, in the case of members of the Audit Committee (Messrs. Klein, Samson and Thornton, with Mr. Klein as Chairman), each also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3 under the Exchange Act. In addition, the Board has determined that each of the members of the Audit Committee is financially literate and that Mr. Samson meets the definition of an audit committee financial expert, as set forth in Items 407(d)(5)(ii) and 407(d)(5)(iii) of Regulation S-K. A brief description of Mr. Samson’s background and experience can be found under “Directors and Executive Officers” above.

In addition, applying these standards, the Board has also determined that former directors Messrs. Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias and Richard Y. Roberts were independent directors at the time they served prior to the consummation of the Acquisition.

Effective December 21, 2005, Endeavor, the Registrant prior to the Acquisition, established an Audit Committee of the Board of Directors, which consisted of Edward J. Mathias, as chairman, Jay H. Nussbaum and Richard Y. Roberts, each of whom was an independent director under Amex listing standards. In addition, the Board determined that each of such members of the Audit Committee was financially literate, with Edward J. Mathias qualifying as the Audit Committee “financial expert,” as set forth in Items 407(d)(5)(ii) and 407(d)(5)(iii) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 by Marcum & Kliegman LLP (“M&K”), our independent auditors during such periods, are as follows, with respect to Old American Apparel and the predecessor of the current Company, Endeavor Acquisition Corp.:

	2007	2006
	(in thousands)
Old American Apparel
Audit fees (1)	$59	$1,197
Audit related fees (2)	1,837	—
Tax fees (3)	8	—
All other fees (4)	—	—

Total	$1,904	$1,197

American Apparel, Inc. (formerly known as Endeavor Acquisition Corp.)
Audit fees (1)	$1,163	$65
Audit related fees (2)	17	—
Tax fees (3)	—	4
All other fees (4)	—	—

Total	$1,180	$69

(1)	“Audit fees” consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in Form 10-K, the review of financial statements included in Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.
(2)	“Audit related fees” consist of fees for services related to employee benefit plans, due diligence and other procedures performed on behalf of the Company relating to the Acquisition consummated on December 12, 2007 and assurance and similar services that are reasonably related to the performance of the audit or review of the Company’s financial statements and internal controls that are not reported under “Audit fees.”
(3)	“Tax fees” consist of fees for tax compliance.
(4)	“All other fees” consist of fees for any services not included in the first three categories.

In accordance with Section 10A(i) of the Exchange Act, before the Company engages its independent accountant to render audit or non-audit services, the engagement will be approved by our Audit Committee.

The Audit Committee considered whether the provision of non-audit services provided by M&K during 2007 was compatible with maintaining M&K’s independence. In addition to retaining M&K to audit and review our consolidated financial statements for 2007, M&K performed tax services in 2007 and the Company retained other accounting firms to provide advisory services in 2007. M&K did not provide any advisory services to the Company in 2007. The Company understands the need for its independent auditors to maintain objectivity and independence in its audit of the Company’s financial statements.

The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

3. Exhibits

See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc. (“AAI”), American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Unit Certificate (included as Exhibit 4.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.3	Specimen Warrant Certificate (included as Exhibit 4.3 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.4	Form of Unit Purchase Option (included as Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.5	Warrant Agreement (included as Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.6	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.7	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.8	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, AAI Acquisition LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description

10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.4	Credit Agreement, dated as of July 2, 2007 (the “LaSalle Agreement”), among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance (“LaSalle Business Credit”), the Lenders, and LaSalle Bank National Association (“LaSalle Bank”) (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.5	First Amendment to Credit Agreement LaSalle Retail Finance, dated October 11, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo Retail Finance, LLC (“Wells Fargo”), the Lenders, and LaSalle Bank (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	Second Amendment and Waiver to Credit Agreement LaSalle Retail Finance, dated November 26, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Third Amendment to Credit Agreement LaSalle Retail Finance, dated December 12, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.8	Waiver to Credit Agreement LaSalle Retail Finance, dated February 29, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.9	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAI, the Facility Guarantors, and SOF Investments, L.P. - Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.10	Amendment No. 1 and Waiver to Credit Agreement of American Apparel, Inc., dated as of July 2, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.11	Amendment No. 2 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description

10.12	Amendment No. 3 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November , 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.13	Amendment No. 4 and Waiver to Credit Agreement of American Apparel, Inc., dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.14	Amendment No. 5 and Waiver to Credit Agreement of American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.15	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.16	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.22	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.23+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

Exhibit No.	Description

10.24	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.25	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.25 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.26	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.25 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No 001-32697) filed December 18, 2007 and incorporated by reference herein)

21.1	List of Subsidiaries (included as Exhibit 21.1 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.
(Registrant)

April 29, 2008	/s/ Ken Cieply
Ken Cieply Chief Financial Officer (Principal Financial Officer)