Form 10-Q
period 2008-03-31
AMERICAN APPAREL, INC
filed 2008-05-16
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32697

American Apparel, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3200601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

747 Warehouse Street, Los Angeles, California	90021
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 488-0226

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value 71,149,808 shares outstanding on May 12, 2008.

AMERICAN APPAREL, INC.

Unless the context requires otherwise, all references in this report to the “Company,” “Registrant”, “we,” “our,” and “us” refer to American Apparel, Inc., a Delaware corporation, together with its wholly owned subsidiary, American Apparel USA, (LLC), and its other direct and indirect subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions.

Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial conditions and operating results;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies and the benefits we believe can derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants and collaborators;

•	operations outside the United States;

•	current and future economical and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K and Amendments 1 and 2 for the year ended December 31, 2007 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2008, March 28, 2008 and April 29, 2008) as well as in other reports and document we file with the SEC and include without limitation the following:

•	the highly competitive and evolving nature of our business in the U.S., and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;
•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that the Company’s suppliers and manufacturers may not timely produce or deliver the Company’s products;
•	loss or reduction in sales to the Company’s wholesale or retail customers or financial nonperformance by the Company’s wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns of the overall level of consumer spending;

•	the availability of store locations at appropriate terms and the Company’s ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	fluctuations in comparable store sales and margins;

•	the Company’s ability to successfully implement its strategic, operating and personnel initiatives;

•	the Company’s relationships with its lenders and its ability to comply with the terms of its existing debt facilities;

•	adverse changes in the Company’s credit ratings and any related impact on financing costs and structure;

•

risks associated with the Company’s foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	continued compliance with U. S. and foreign government regulations, legislation and regulatory environments, including environmental, labor and occupational health and safety laws and regulations;

•	the risk that IT systems changes may disrupt the Company’s supply chain or operations;

•	litigation and other inquities and investigations, including the risk that the Company or its officers will not be successful in defending any proceedings, lawsuits, deputes, claims or audits;

•	ability to effectively managed inventory and inventory reserves;

•	changes in key personnel;

•	costs as a result of operating as a public company, and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation deflation.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$72,927	$19,292
Trade accounts receivable, net of allowances of $1,909 and $1,876 at March 31, 2008 and December 31, 2007, respectively	20,820	16,602
Other receivables	1,186	1,120
Prepaid expenses and other current assets	6,895	4,498
Inventories, net	113,146	106,434
Deferred taxes, current portion	4,978	4,894

Total Current Assets	219,952	152,840

PROPERTY AND EQUIPMENT, net	76,159	64,868
INTANGIBLE ASSETS, net	2,659	2,286
GOODWILL	950	950
DEFERRED TAXES	3,141	3,146
OTHER ASSETS	11,202	9,260

TOTAL ASSETS	$314,063	$233,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$3,303	$2,778
Current portion of long-term debt	113,856	99,930
Accounts payable	17,696	15,451
Accrued expenses	20,513	21,877
Income taxes payable	4,510	7,300
Current portion of capital lease obligations	2,984	3,384

Total Current Liabilities	162,862	150,720

LONG-TERM DEBT, net of current portion	589	642
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	5,922	6,036
CAPITAL LEASE OBLIGATIONS, net of current portion	3,489	4,066
DEFERRED RENT	11,969	10,065

TOTAL LIABILITIES	184,831	171,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; total issued and outstanding 71,116 and 57,595 at March 31, 2008 and December 31, 2007, respectively	7	6
Additional paid-in capital	122,780	57,162
Accumulated other comprehensive income	1,553	865
Retained earnings	4,892	3,788

TOTAL STOCKHOLDERS’ EQUITY	129,232	61,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,063	$233,350

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
NET SALES	$111,634	$73,503
COST OF SALES	49,885	30,812

GROSS PROFIT	61,749	42,691
OPERATING EXPENSES (including related party charges of $237 and $221 for the three months ended March 31, 2008 and 2007, respectively)	57,384	36,498

INCOME FROM OPERATIONS	4,365	6,193

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense (including related party interest expense of $90 and $362 for the three months ended March 31, 2008 and 2007, respectively)	3,338	3,960
Foreign currency transaction (gain) loss	(478)	46
Other income	(212)	(157)

TOTAL INTEREST AND OTHER (INCOME) EXPENSE	2,648	3,849

INCOME BEFORE INCOME TAXES	1,717	2,344
INCOME TAX PROVISION	613	661

NET INCOME	$1,104	$1,683

Weighted average basic shares outstanding	66,184	48,390
Weighted average diluted shares outstanding	69,492	48,390
Basic earnings per share	$.02	$.03
Diluted earnings per share	$.02	$.03
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes		$2,344
Pro forma provision for income taxes		664

Pro forma net income		$1,680

Pro forma basic earnings per share		$.03
Pro forma diluted earnings per share		$.03

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$107,679	$70,397
Cash paid to suppliers, employees and others	(114,337)	(85,061)
Income taxes paid	(3,158)	(173)
Interest paid	(3,680)	(3,800)
Other	557	68

Net cash used in operating activities	(12,939)	(18,569)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(12,552)	(2,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	528	(483)
Borrowings under revolving credit facility, net	10,748	2,582
Advances to stockholders, net	(216)	(89)
Proceeds from exercise of Warrants	65,619	—
Distributions to stockholders	—	(269)
Proceeds of notes payable to related party, net	119	103
Borrowings under notes payable to unrelated parties	—	721
Repayment under notes payable to unrelated parties	—	(489)
Repayment of subordinated note payable to unrelated party	—	(14,157)
Borrowings under term loans and notes payable, net	3,139	41,070
Repayment of term loans and notes payable	—	(5,952)
Repayment of capital lease obligations	(1,425)	(810)

Net cash provided by financing activities	78,512	22,227

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	614	48

NET INCREASE IN CASH	53,635	1,653
CASH, beginning of period	19,292	3,777

CASH, end of period	$72,927	$5,430

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Net income	$1,104	$1,683
Depreciation and amortization	4,203	2,906
Foreign Exchange Transaction (Gain) Loss	(478)	46
Non-cash stock based compensation expense	432	—
Deferred taxes	103	—
Loss on disposal	4	—
Bad debt expense	182	—
Deferred rent	1,505	386
Imputed interest on stockholder loans	—	152
Changes in cash due to changes in operating assets and liabilities
Trade accounts receivables	(4,077)	(2,847)
Inventories	(6,624)	(9,589)
Prepaid expenses and other current assets	(2,491)	(714)
Other assets	(2,231)	(1,314)
Accounts payable	1,309	(9,936)
Accrued expenses	(3,242)	572
Income taxes payable	(2,638)	86

Net cash used in operating activities	(12,939)	(18,569)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$278	$952

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars and Shares in Thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., (the “Registrant”) a blank check company formed to acquire an operating business. On December 21, 2005, the Registrant consummated its initial public offering (“Offering”), and on December 18, 2006, entered into an Agreement and Plan of Reorganization with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies. The Registrant consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition” or “Merger”) and changed its name to American Apparel, Inc.

On November 6, 2007, the Registrant entered into an amended Acquisition Agreement (“Amended Agreement”) with Old American Apparel whereby Old American Apparel and its affiliates, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (Its affiliates are collectively referred to as “CI Companies”) became wholly owned subsidiaries of the Registrant. Upon the completion of the Merger with Old American Apparel and CI Companies on December 12, 2007, the Registrant changed its name to American Apparel, Inc. Old American Apparel and CI Companies are collectively referred to as “American Apparel Companies” and the consolidated entity, including the Registrant, is collectively referred to as the “Company”. For accounting purposes, this business combination has been treated as a reverse merger.

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

Note 2. Completed Merger

Dov Charney, a 50% owner of Old American Apparel’s common stock and 100% owner of CI Companies’ common stock and current Chief Executive Officer of the Company received from the Registrant 37,258 shares of the Company’s common stock in exchange for his ownership interest in Old American Apparel and CI Companies. The other 50% owner of Old American Apparel’s common stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of the Company’s common stock.

At the closing of the Merger (“the Closing”), the Registrant had 19,933 shares of common stock outstanding with a net tangible book value of $121,589, net of $5,494 of transaction costs. The net tangible book value consisted of cash of $123,000, a tax liability of $1,406 and accrued expenses of $5. The net cash proceeds were used as follows: $67,903 was paid to Sang Ho Lim, $15,764 was paid to Dov Charney and Sang Ho Lim as a Company distribution to settle their estimated personal income tax liabilities as a result of Old American Apparel’s subchapter S Corporation status, $13,323 was used to repay related party and third party debt, and $26,010 was available for working capital.

At the Closing, 8,064 shares of the Company’s common stock issued to Dov Charney were placed in escrow until the later of (a) the first anniversary of the Closing and (b) the thirtieth day after the date that the Company files its Annual Report on Form 10-K for the year ended December 31, 2007, as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of Old American Apparel’s covenants, representations and warranties in the Amended Agreement and certain lawsuits to which Old American Apparel is a party.

Dov Charney agreed not to sell any shares of the Company’s common stock he received in the Merger before the third anniversary of the Closing, subject to certain exceptions.

Pursuant to the Amended Agreement, the Company and Dov Charney entered into a registration rights agreement to provide Dov Charney certain rights relating to the registration of shares of the Company’s common stock that he received in connection with the Merger. Under the registration rights agreement, Dov Charney is afforded both demand and piggyback registration rights.

Basis of Presentation and Accounting Treatment of the Merger

The Merger has been accounted for as a “reverse merger” and recapitalization, since the majority stockholder of American Apparel Companies owns a majority of the outstanding shares of the common stock of the Company immediately following the completion of the Merger. American Apparel Companies is the accounting acquirer and, consequently, the Merger is treated as a recapitalization of American Apparel Companies. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of American Apparel Companies and are recorded at the historical cost basis of American Apparel Companies. The Registrant’s assets and liabilities were consolidated as of December 12, 2007 and were recorded at their net tangible book value; the Registrant’s results of operations were consolidated with American Apparel Companies commencing December 12, 2007.

Additionally, Old American Apparel and CI Companies have been under common control since each of the entities’ inception. In conjunction with the Merger, the two entities were consolidated in a manner similar to a pooling of interests. Accordingly, Old American Apparel and CI Companies were consolidated retroactively to January 1, 2005, using the historical cost basis of each entity.

The stockholders’ equity, in addition to reflecting the common control merger retroactive to January 1, 2005, the recapitalization of the number of shares of common stock attributable to the American Apparel Companies stockholders is also reflected retroactive to January 1, 2005. Accordingly, the number of shares presented as outstanding as of January 1, 2005 total 48,390, consisting of the 37,258 issued to Dov Charney, and the 11,132 equivalent number of shares assigned to Sang Ho Lim. Sang Ho Lim’s shares were determined by dividing the $67,903 he received in cash by the $6.10 net tangible book value per share ($121,589/19,933) of the Registrant as of the Closing. These shares were also used to calculate the Company’s earnings (loss) per share for all periods prior to the Merger.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on March 17, 2008 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

The Company experiences seasonality in its operations, and, accordingly, the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other quarter or for the full year. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt, and lease financing. During July 2007, the Company executed an agreement to obtain an additional $10,000 in financing from a private investment firm. The Company also replaced its revolving credit facility of $62,500 with an increased revolving facility of $75,000 from a new lender.

The Company expects to actively renegotiate the terms of its current indebtedness, in order to obtain more favorable terms reflective of its status as a public company.

As a result of the Merger, the Company repaid $13,323 of related party and third party debt and generated $26,010 of working capital. The Company received proceeds subsequent to December 31, 2007 from the exercise of warrants aggregating $65,619. As of March 31, 2008, the Company had approximately $72,927 in unrestricted cash. While there can be no assurances, the Company believes that as a result of the Merger it currently has sufficient cash and financing commitments to meet funding requirements of its growth strategy.

As of March 31, 2008, the Company failed to meet certain debt covenants relating to its financing agreements with its bank and private investment firm. The bank debt covenant violations specifically relate to fixed charge coverage ratios, late reporting of its monthly financial statements for the first quarter of 2008, cash advances to subsidiaries greater than $2,000 in total, the incurrence of a loan by the Company’s Japanese subsidiary of $1,000, the asset purchase of a fabric dyeing and finishing plant without prior notice to the Bank, and another restriction prohibiting the Company to incur capital expenditures in excess of $5,000 in any calendar quarter. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. As a consequence of the debt covenant violations, the Company also violates the cross-default covenant of its financing agreement with the private investment firm. The bank and the private investment firm have the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of American Apparel, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting for Warrants

On December 21, 2005, the Registrant sold 15,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Registrant sold an additional 1,161 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, and one Redeemable Common Stock

Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of the Merger or December 15, 2006 and expiring on December 14, 2009. The Warrants are redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Such notice of redemption was given on February 6, 2008 (see below).

In connection with this Offering, the Registrant issued an option to the representative of the Underwriter to purchase 350 Units at an exercise price of $10.00 per Unit (the “Underwriters Purchase Option”). The Underwriters Purchase Option was exercised in December, 2007 in a cashless conversion, resulting in the issuance of 204 shares of common stock and 204 Warrants. Additionally, 200 Warrants were exercised in December 2007 resulting in aggregate proceeds of $1,200. As a result, as of December 31, 2007, there were 16,165 Warrants outstanding, all with an exercise price of $6.00 per share, expiring on December 14, 2009.

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Warrants outstanding at December 31, 2007 were exercised, generating net proceeds to the Company of $65,619. The remaining 12 Warrants were redeemed by the Company at a price of $.01 per Warrant. The Company issued 13,521 shares of common stock in connection with the redemption of the Warrants.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income are changes in equity that are excluded from the Company’s net income, specifically, unrealized gains and losses on foreign currency translation adjustments.

Comprehensive income consists of net income and foreign currency translation adjustments. A reconciliation of comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Net income	$1,104	$1,683
Foreign currency translation adjustments	688	48

Total	$1,792	$1,731

Earnings Per Share

The Company displays earnings per share (“EPS”) in accordance with SFAS No.128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The effect of the Merger has been given retroactive application in the EPS calculation (Note 2). The common stock issued and outstanding with respect to the pre-Merger stockholders of the Registrant has been included in the EPS calculation since the Closing date of the Merger. All of the Registrant’s outstanding Warrants and Underwriter’s Purchase Option are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the Closing date of the Merger.

The following provides a reconciliation of information used in calculating EPS for the three months ended March 31, 2008 and 2007:

	2008	2007
Weighted average shares outstanding used in basic EPS	66,184	48,390
Dilutive effect of Warrants	3,308	—

Weighted average shares outstanding for diluted EPS	69,492	48,390

Share-Based Compensation

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (the “2007 Plan”). The 2007 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 7,710 shares of the Company’s common stock to be acquired by the holders of such awards. As of March 31, 2008, the Company has not granted any awards under the 2007 Plan, other than to non-employee directors (Note 9). The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including: incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

In accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair value of the award. SFAS No. 123 (R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Revenue Recognition

The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from wholesale product sales is recorded at the time the product is shipped to the customer. Revenue from online product sales is recorded at the time the product are delivered to the customers. With respect to its retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and is recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the amount of $1,601 and $1,816 at March 31, 2008 and December 31, 2007, respectively.

Foreign Currency Forward Exchange Contracts

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which require the recognition of every derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company’s foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in earnings.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2008, the Company’s Canadian and German subsidiaries held forward exchange contracts in aggregate amounts of $1,300 and $6,800, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2008. At March 31, 2008, losses on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $226 primarily related to the Euro forward contracts, and were charged to earnings and accrued expenses on the condensed consolidated balance sheet.

Taxes

As a result of the Merger, Old American Apparel was required to convert from S corporation to a C corporation. As a Subchapter S corporation, U.S. federal and certain state income taxes were the responsibility of the Company’s stockholders. Accordingly, these income taxes were not reflected in the Company’s financial statements for periods prior to December 12, 2007.

The result of this conversion was to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of conversion into a taxable entity. This resulted in a deferred tax benefit of $6,205 being recognized as of December 12, 2007.

The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have its foreign subsidiaries, except CI Companies, consolidated in their U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The unaudited pro forma computation of income tax included in the Condensed Consolidated Statements of Income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a Corporation for the three months ended March 31, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for the period presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the period presented.

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. The advertising expenses for the three months ended March 31, 2008 and 2007 amounted to $4,570 and $1,342, respectively and were included in “Operating Expenses” in the Condensed Consolidated Statements of Income. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the three months ended March 31, 2008 and 2007, cooperative advertising expenses were $106 and $93, respectively.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with EITF issue 00-10 “Accounting for Shipping and Handling Fees and Costs”. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in “Cost of Sales” in the Condensed Consolidated Statements of Income. Amounts billed to customers are included in “Net Sales”.

Accounting Pronouncements-Newly Issued

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has implemented SFAS No. 157 and has determined that the results did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has implemented SFAS No. 159 and has determined that the results did not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Company does not anticipate SFAS No. 161 to have a material impact on its financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories, net

The components of inventories are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$28,649	$27,703
Work in process	2,313	3,238
Finished goods	87,213	80,842

	118,175	111,783
Less reserve for inventory shrinkage and obsolescence	(5,029)	(5,349)

Total, net of reserves	$113,146	$106,434

Note 5. Long-term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Credit Line Facilities
Revolving Credit Facility, maturing December 2008 (a)	$59,380	$47,402
Revolving Credit Facility, due on demand (b)	2,159	1,170

Total Credit Line Facilities	61,539	48,572

Term Loans and Notes Payable
Term loan with private investment firm, maturing January 2009 (c)	51,000	51,000
Other	1,906	1,000

Total Term Loans and Notes Payable	52,906	52,000

Total Long-Term Debt	114,445	100,572
Less current portion of debt	(113,856)	(99,930)

Long-Term Debt, net of current portion	$589	$642

(a)	On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with a larger revolving credit facility of $75,000 from a new bank (the “Bank”). Borrowings under the facility are subject to certain advance provisions established by the Bank and are secured by substantially all of the assets of the Company. Interest under the agreement is at LIBOR plus 2% or the Bank’s prime rate (5.25% at March 31, 2008) plus 1/2%, at the Company’s option (4.7% at March 31, 2008). The credit facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (see (c) below) unless that loan is refinanced on terms acceptable to the Bank in December 2008. Accordingly, the revolving credit facility is presently scheduled to expire in December 2008. The credit facility agreement requires the Company to comply with certain covenants. The average borrowings during the three months ended March 31, 2008 were $55,982. As of March 31, 2008, the Company failed to meet its fixed charge ratio covenant, exceeded the quarterly capital expenditure limit of $5,000 and was in violation of certain other covenants, as set forth by the credit agreement with its Bank. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. The Bank has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.
(b)

As of March 31, 2008, the CI Company had another line of credit with a bank that provided for borrowings up to $5,500 (denominated in Canadian Dollars at $5,500) due on demand, bearing interest at the bank’s prime rate (6% at March 31, 2008) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the CI Company’s accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Company to maintain certain financial ratios and commitments as defined by the bank. On February 18, 2008, a stockholder subordinated his notes payable, aggregating a total of $6,036, in favor of the Bank. The CI Company also subordinated an additional $750 in favor of the bank, replacing the subordination of $300 on the loan repaid in the year.

(c)	As of March 31, 2008, the Company had a term loan agreement with a private investment firm with a balance of $51,000. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the private investment firm has the right to demand payment in full of all outstanding indebtedness. Any prepayments shall include a prepayment premium equal to 3% of the amount prepaid. As of March 31, 2008, the Company failed to meet its fixed charge ratio and capital expenditure covenants. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. The private investment firm has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.

Note 6. Subordinated Notes Payable to Related Party

The Company has two loans from the Company’s Chief Executive Officer. One loan is denominated in $CAN, with a principal balance of $2,200; while the other loan is denominated in USD, with a principal balance of $3,804. At December 31, 2007, the aggregate balance of these loans was $6,036 (USD). At March 31, 2008, the cumulative balance of these loans was $5,922 (USD). Both loans bear interest at 6% per annum commencing December 12, 2007, and mature in 2012. During the three months ended March 31, 2008, the aggregate interest incurred on both loans was $90 (USD). Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. For the year ended December 31, 2007 interest of $277 was imputed at an average rate of 14% per annum up through December 12, 2007 and was credited as an addition to paid-in capital. The Company’s Chief Executive Officer has subordinated $5,922 (USD) in favor of the Toronto Dominion Bank on February 18, 2008. During the three months ended March 31, 2008, $351 was paid to the Chief Executive Officer, of which $135 was repaid in March 2008, $205 was repaid in April 2008, and remaining balance was repaid in May 2008.

Note 7. Income Taxes

Income taxes for the quarter ended March 31, 2008 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is open to audit under the statute of limitations by the Internal Revenue Service for the fiscal year ended June 20, 2004 and calendar years ended December 31, 2004 through 2007. The Company’s state and foreign tax returns are also open to audit under similar statutes for the same periods.

The Company is currently in the initial stages of an audit by the Internal Revenue Service of its 2005 calendar year tax return. The Company does not anticipate that there will be any material changes in its unrecognized tax positions over the next 12 months as a result of this audit.

Note 8. Related Party Transactions

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the Chief Executive Officer and the Chief Manufacturing Officer of the Company. The monthly lease payments were $48 through February, 2008, and increased to $52 as of March, 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $146 for the three months ended March 31, 2008. Prior to the Merger, the stockholders of Old American Apparel owned 50% of the company that owns the building which houses the Company’s knitting facility. After the Merger, Dov Charney, the Company’s Chief Executive Officer, owned 25% of the company that owns the building. Pursuant to an Assignment Agreement executed in December 2007, Dov Charney transferred 6.25% of his ownership interest in the company that owns the building to Martin Bailey, the Company’s Chief Manufacturing Officer. The value of this assignment of ownership is de minimis.

In addition, consulting fees charged by an immediate family member of the Chief Executive Officer were $91 for the three months ended March 31, 2008.

Dov Charney has also provided two unlimited personal guarantees (on behalf of each of the CI Companies ) in favor of Toronto Dominion Bank, in connection with the Company’s Canadian dollar denominated line of credit. Morris Charney, Dov Charney’s father, has also provided two personal guarantees (on behalf of each of the CI Companies), each in the amount of $500 ($CAN) in favor of Toronto Dominion Bank, in connection with the line of credit.

Note 9. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at March 31, 2008 are as follows:

Amount
2009	$40,099
2010	36,416
2011	33,208
2012	30,930
2013	30,269
Thereafter	101,963

Total	$272,885

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $11,619 and $8,024 for the three months ended March 31, 2008 and 2007, respectively. The Company did not incur any contingent rent during the same period. Rent expense is included in “Cost of Sales” and “Operating Expenses” in the accompanying “Condensed Consolidated Statements of Income”.

Advertising

At March 31, 2008, the Company had approximately $4,252 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2008.

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

Unused Available Line of Credit

At March 31, 2008, the Company had a revolving credit facility with a Bank, providing for borrowings of up to $75,000. $57,100 is outstanding under this line of credit and $3,385 is available for future borrowings at March 31, 2008.

At March 31, 2008, the Company had a revolving credit facility with a bank providing for borrowings of up to $5,500 (CAN $). $2,200 (CAN $) is outstanding under this line of credit and $3,290 (CAN $) is available for future borrowings at March 31, 2008.

Compensation of Directors

The Company agreed to grant its non-employee directors annual stock grants equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant, with grants being made at the Closing of the Merger and on each anniversary of service thereafter. On February 6, 2008, the Board approved the share grants, subject to the filing of a registration statement on Form S-8 with respect to the shares, and with the number of shares to be determined using the highest per share closing price as of December 12, 2007, February 6, 2008 or the S-8 filing date (April 17, 2008). Consequently, the Company granted each non-employee director approximately 5 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The expense associated with the share awards of approximately $433 and is reflected in operating expenses for the three months ended March 31, 2008 in the condensed consolidated financial statements and is based upon the closing price per share of common stock on February 6, 2008 (the date granted). Such shares were issued in April 2008.

Stock Awards to Employees

Pursuant to the Amended Agreement, 2,710 shares of common stock will be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. As of March 31, 2008, the Company has not awarded any shares of common stock to employees.

Note 10. Workers’ Compensation Self-Insurance Reserves

Self Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both claims filed carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the Condensed Consolidated Balance Sheet represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at year end. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of March 31, 2008 and December 31, 2007, the Company has issued standby letters of credit in the amount of $7,200 and $5,940, respectively, with two insurance companies being the beneficiaries, through a bank. At March 31, 2008 and December 31, 2007, the

Company recorded a reserve of $5,016 and $4,838, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

Note 11. Business Segment and Geographic Area Information

Segment Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting and finance, executive compensation and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies.

The Company reports the following segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and consists of sales of undecorated apparel products to distributors and third party screen imprinters. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada segment includes both retail and wholesale operations in Canada. The International segment includes both retail and wholesale operations outside of the U.S. and Canada.

U.S. internet sales were recorded in the U.S. Wholesale segment. Canada internet sales were included in the Canada segment and overseas International internet sales were included in the International segment. As of March 31, 2008, U.S. Retail was comprised of 106 retail stores operating in the United States; the Canada segment was comprised of 29 retail stores operating in Canada; and the International segment was comprised of 52 retail stores operating outside of the U.S. and Canada. All of these retail stores sell the Company’s apparel products directly to consumers.

The following table represents key financial information of the Company’s business segments:

	For the Three Months ended March 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$37,435	$33,124	$12,163	$28,912	$111,634
Gross profit	7,721	25,076	8,551	20,401	61,749
Income from operations	2,090	5,641	1,704	4,925	14,360
Intersegment sales (eliminated in consolidation)	19,472	—	—	—	—
Depreciation and amortization	1,420	1,425	502	856	4,203
Capital expenditures	5,106	3,917	839	2,690	12,552
Deferred rent expense (benefit)	(64)	1,020	107	442	1,505

	For the Three Months ended March 31, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$29,392	$21,217	$7,140	$15,754	$73,503
Gross profit	11,283	16,547	4,500	10,361	42,691
Income from operations	7,918	2,827	503	2,028	13,276
Intersegment sales (eliminated in consolidation)	11,144	—	—	—	—
Depreciation and amortization	1,219	988	380	319	2,906
Capital expenditures	848	39	105	1,061	2,053
Deferred rent expense (benefit)	(37)	364	34	25	386

The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Intersegment sales are recorded at standard costs. Variances between standard costs and actual costs are reflected entirely in the U.S. Wholesale segment.

Reconciliation to Income before Income Taxes for the three months ended March 31,

	2008	2007
Consolidated income from operations of reportable segments	$14,360	$13,276
Corporate expenses	(9,995)	(7,083)
Interest expense	(3,338)	(3,960)
Other income	212	157
Foreign currency gain (loss)	478	(46)

Consolidated Income Before Income Taxes	$1,717	$2,344

	2008	2007
Net sales by location of customer
United States	$70,559	$50,609
Canada	12,163	7,140
Germany	14,728	8,328
United Kingdom	6,821	3,492
Korea	1,955	1,573
Japan	2,052	1,811
Other foreign countries	3,356	550

Total Consolidated Net Sales	$111,634	$73,503

Long-lived assets—Property and equipment, net, is summarized as follows:

	March 31, 2008	December 31, 2007
United States	$51,961	$43,984
Canada	6,713	6,623
Germany	8,525	7,273
United Kingdom	5,070	4,594
Korea	685	512
Japan	2,263	1,636
Other foreign countries	942	246

Consolidated Long-lived Assets	$76,159	$64,868

Identifiable assets by segment
U.S. Wholesale	$194,400	$125,422
U.S. Retail	64,653	59,961
Canada	16,960	16,506
International	38,050	31,461

Total	$314,063	$233,350

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	March 31, 2008	December 31, 2007
Total assets	17.5%	20.6%
Total liabilities	10.2%	17.4%

Product Revenue for the three months, ended March 31,
	2008	2007
Net sales by class of customer:
Wholesale	$48,517	$35,216
Retail	63,117	38,287

Total Consolidated Net Sales	$111,634	$73,503

Note 12. Litigation

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

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen is seeking monetary damages in an amount he believes to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. The Company believes that Mr. Allen’s claims are defensible and is vigorously litigating its position. In addition, the Company’s insurance company has agreed, without any reservation of rights, to cover all defense costs and any adverse judgment which may be entered against the Company, up to the policy limits of $20 million, except for any exemplary damages which may be awarded. While there can be no assurances, the Company does not expect that there will be a material financial impact as a result of this suit.

During the three months ended March 31, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 13. Subsequent Events

On May 9, 2008 the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant. The purchase included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. The Company paid $3,777 for the assumption of the lease, purchase of assets and property taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., ( the “Registrant”) a blank check company formed to acquire an operating business. On December 21, 2005, the Registrant consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization with American Apparel and its affiliated companies. On November 6, 2007, the Registrant entered into on amended Acquisition Agreement with Old American Apparel and its affiliated companies. The Registrant consummated the acquisition of American Apparel and its affiliated companies on December 12, 2007 (the “Merger”) and changed its name to American Apparel, Inc.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. The historical financial information for periods and dates prior to December 12, 2007, is that of Old American Apparel and its affiliated companies.

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

Nature of Operations

The Company is a vertically-integrated manufacturer, distributor, and retailer of fashion basic apparel. As of March 31, 2008, American Apparel operates 186 retail stores in 15 countries. The Company also operates a wholesale business that supplies t-shirts and other casual wear to distributors and screen printers.

The Company conducts it primary manufacturing operations out of an 800,000 square foot facility in downtown Los Angeles. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates a knitting facility in Los Angeles where it makes about one third of the fabric the Company uses in manufacturing. A Company owned dyehouse dyes one third of the raw fabric the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new sewing, dyeing, and finishing facility, which began operations in January 2008. In this facility completely sewn garments are dyed and finished.

On May 9, 2008, the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant. The purchase of these assets will enhance the fabric dyeing capability of the Company’s production process.

Because the Company’s manufacturing process is vertically integrated, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s products are noted for their quality and fit, and the Company’s edgy, distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Retail, U.S. Wholesale, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Retail segment includes the Company’s retail operations in the U.S. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The business segments’ results exclude corporate expenses, which consist of the shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the quarters ended March 31, 2008 and 2007 are included in the Consolidated Financial Statements contained herein.

As of March 31, 2008, the U.S. Retail segment consisted of 106 retail stores in the United States and the U.S. Wholesale segment consisted of wholesale operations and online operations. As of March 31, 2008, the Canada segment consisted of 29 stores along with wholesale and online operations while the International segment consisted of 51 retail stores in 13 countries, 9 online storefronts, and 7 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Germany, France, Italy, the Netherlands, Sweden, Switzerland, Israel, Mexico, Australia, Japan, South Korea, and Belgium.

For the three months ended March 31, 2008, 33.5% of the Company’s net revenue was generated from U.S. Wholesale operations, 29.7% from U.S. Retail operations, 10.9% from Canada operations and 25.9% from International operations. For the three months ended March 31, 2007, 40.0% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 28.9% from U.S. Retail operations, 9.7% from Canada Operations and 21.4% from International operations.

During the period from April 1, 2007 through March 31, 2008, the Company increased its U.S.-based retail stores from 93 to 106 and increased its Canada based stores from 25 to 29, while establishing an additional 21 retail outlets while closing 1 store internationally. The following table details the growth in retail store activity during the three months ended March 31, 2008 and the three months ended March 31, 2007.

	United States	Canada	International	Total
Three Months Ended March 31, 2007
Open at January 1, 2007	93	26	28	147
Opened	0	0	3	3
Closed	0	1	0	1

Total as of March 31, 2007	93	25	31	149

Three Months Ended March 31, 2008
Open at January 1, 2008	105	30	47	182
Opened	1	0	5	6
Closed	0	1	1	2

Total as of March 31, 2008	106	29	51	186

Comparable Same Store Sales

Comparable same store sales are defined as the change in sales for stores that have been open for the entirety of all of the periods being compared. The table below shows the increase in comparable same store sales of the Company, for the three months ended March 31, 2008, compared to March 31, 2007 and March 31, 2007 compared to the three months ended March 31, 2006, including the number of stores included in the comparison at the end of each period and the increase from the prior comparable period.

For the Three Months Ended March 31,

2007	17%
Number of Stores	100
2008	36%
Number of Stores	140

Executive Summary

For the three months ended March 31, 2008, the Company reported net sales of $111.6 million, an increase of $38.1 million, or 51.9%, over the $73.5 million reported for the three months ended March 31, 2007. The increase in net sales was primarily the result of expansion in the U.S. Wholesale and U.S. Retail distribution channels, Canada retail distribution channel and the International retail distribution channel, as the Company added new store locations and expanded its product offerings in existing stores. The Company selects new store locations based upon consideration of a number of factors, including projected sales potential, financial requirements of the prospective lease agreement, co-tenancy, as well as ancillary benefits such as increase in brand recognition. At times, consideration is also given to locations where the Company has no retail store presence but online sales history demonstrates a strong demand for product. During 2007, the Company expanded its fabric offerings which facilitated introduction of new styles across the wholesale and retail distribution channels. As many as thirty new styles were added to the retail distribution channel of which the most notable was the addition of denim products. American Apparel saw comparable store sales increase 36% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Gross profit percentage for the Company decreased by 2.8% in the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This decrease is attributed to a sales mix during the period which included a high amount of costlier to produce winter styles which generate a lower margin than the Company’s summer styles. During three months ended March 31, 2008 the Company also introduced into production of certain new denim styles which incur higher costs during early production runs. Gross profit was also reduced by the effects of startup costs at the Company’s new garment dye facility which was acquired in late December of 2007 but did not operate at full capacity during the period ended March 31, 2008. These startup costs contributed approximately 1% of the decrease in gross profit.

During the period, the Company hired a significant number of new manufacturing employees to support the anticipated increased production activity throughout the first half of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Typically, gross margin is negatively impacted during periods wherein the Company undergoes an increased level of hiring.

As of March 31, 2008 the Company successfully completed the first phase of the Enterprise Resources Planning (ERP) implementation project. The Company had to cease production for three days at the end of March in order to accommodate the cutover to the new ERP system. Costs incurred associated with the related stop in production amounted to approximately 0.5% decrease in gross profit. The remainder of the decrease in gross profit was the result of other increases in production costs.

The Company’s net income for the three months ended March 31, 2008 decreased to $1.1 million compared to $1.7 million for the three months ended March 31, 2007.

In the three months ended March 31, 2008, 29.7% of the Company’s net revenue was generated from U.S. Retail operations, 33.5% from U.S. Wholesale operations, 10.9% from Canada operations and 25.9% from International operations. Total net revenue for the three months ended March 31, 2008 was $111.6 million and total net earnings for the same period were $1.1 million.

Management of the Company believes that its revenue growth has been enhanced by the addition of new stores and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To build on this trend in retail revenue growth, the Company is looking to grow its U.S. Retail segment, and the retail portion of its International and Canada segments. As of March 31, 2008, the Company had signed leases for an additional 39 store locations that it expects to open in the near future. Additionally, the Company is currently selecting, negotiating and reviewing more new store leases for store locations the Company plans to open in 2008.

As the Company’s business grows, management is examining its existing systems to make each segment work as efficiently as possible. To that end, the implementation of the first phase of the ERP system, to manage production requirements, was completed during the first quarter of 2008. The new ERP system enables the Company to handle higher production volume through more efficient purchasing and supply chain management. The Company, while currently able to meet its production requirements using both internal and third party resources, is developing strategies to increase its internal production capacity to meet future needs.

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

Critical Accounting Estimates and Policies

Complete descriptions of the Company’s significant accounting policies are outlined in the Notes to Consolidated Financial Statements included in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s most critical accounting estimates and policies include:

•	revenue recognition;

•	sales returns and allowances for doubtful accounts;

•	inventory valuation and obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency; and

•	accruals for the outcome of current litigation.

In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. The Company’s management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•

changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue from wholesale product sales is recorded at the time the product is shipped to the customer. Revenue from online sales is recorded at the time the products are delivered to the customers. With respect to its retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and is recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Allowances” discussed below for further information).

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates.

Sales Returns and Allowances

The Company analyzes sales returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). The Company is able to make reasonable and reliable estimates of product returns for its wholesale, online product sales and retail store sales based upon historical experience. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for the Company’s allowance for sales returns above. However, the Company believes that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at the allowance. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns and credits may differ from established reserves. Actual experience may be significantly different than the Company’s estimates due to various factors, including, but not limited to, changes in sales volume based on consumer demand and competitive conditions. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns that the Company had established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.

Trade Receivables

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on a history of past bad debt expense, collections and current credit conditions.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (“FIFO”) method. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, the Company will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first quarter in anticipation of the peak selling season which occurs during the summer months of the second and third quarter of the year. At such times, the Company will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup precedes the selling season, management maintains the existing provision for inventory obsolescence until the peak selling season has passed and the accumulated sales data provides a better basis for an update of management’s estimate of this provision. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the Company’s production facilities. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pool are estimated. The Company determines its normal capacity based upon the amount of direct labor minutes in a reporting period.

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

Long-Lived Assets

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, intangibles and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in American Apparel’s overall strategy with respect to the manner or use of the acquired assets or changes in American Apparel’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in American Apparel’s stock price for a sustained period of time; and (vi) regulatory changes.

The Company periodically evaluates acquired businesses and its retail stores for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets as well as other long lived assets are impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets.

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

If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included within the statement of operations. If the Company disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary’s local currency to be the functional currency for each of its foreign subsidiaries.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to various matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. The Company currently does not believe that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by the Company’s Board and was approved by the stockholders for their consideration at the special meeting. The 2007 Performance Equity Plan reserves 7,710,000 shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal.” 33,656 shares have been granted under the plan as of March 31, 2008 to non-employee directors. As of March 31, 2008, the Company has not awarded any shares of common stock to employees. It is anticipated that all options granted under the plan in the future will have an exercise price at least equal to the fair market of American Apparel’s common stock on the date of grant.

Any equity compensation expense will be accounted for under the rules of SFAS No. 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require the Company to record cash compensation as an expense at the time the obligation is accrued.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in Thousands, except per share amounts)

	Three months ended
	March 31, 2008		March 31, 2007
	Amount	%	Amount	%
Net sales	$111,634	100.0%	$73,503	100.0%
Cost of sales	49,885	44.7%	30,812	41.9%

Gross profit	61,749	55.3%	42,691	58.1%
Operating expenses	57,384	51.4%	36,498	49.7%

INCOME FROM OPERATIONS	4,365	3.9%	6,193	8.4%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	3,338	3.0%	3,960	5.4%
Foreign currency transaction gain	(478)	(0.4)%	46	0.1%
Other Income	(212)	(0.2)%	(157)	(0.2)%

INCOME BEFORE INCOME TAXES	1,717	1.5%	2,344	3.2%
Income tax (benefit) provision	613	0.6%	661	0.9%

NET INCOME	$1,104	1.0%	$1,683	2.3%

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes			$2,344
Pro forma provision (benefit) for income taxes			664

Pro forma net income			$1,680

Pro forma Basic Earnings per share			$.03
Pro forma Diluted Earnings per share			$.03

NET SALES: The following table sets forth American Apparel’s net sales for the three months ended March 31, 2008 as compared to March 31, 2007 and provides key breakdowns within each segment of significant net sales growth from period to period. Net Sales were as follows:

	Three months ended				Change
	March 31, 2008		March 31, 2007
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
NET SALES
U.S.—Wholesale	37,435	33.5%	29,392	40.0%	8,043	27.4%
U.S.—Retail	33,124	29.7%	21,217	28.9%	11,907	56.1%
Canada	12,163	10.9%	7,140	9.7%	5,023	70.4%
International	28,912	25.9%	15,754	21.4%	13,158	83.5%

Total net sales	$111,634	100.0%	$73,503	100.0%	$38,131	51.9%

Net sales increased $38.1 million, or 51.9%, from $73.5 million for the three months ended March 31, 2007 to $111.6 million for the three months ended March 31, 2008.

A significant factor contributing to the growth in net sales period to period was the expansion of the Company’s international operations. This was evidenced by the opening of 22 international retail stores with 1 store closing during the period from April 1, 2007 through March 31, 2008. During the same period, 5 retail stores were opened and 1 store was closed in the Canada segment. Additionally, during the same period 14 retail stores were opened and 1 retail store was closed in the U.S. Retail segment. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was the Company’s increased focus on building brand awareness and targeted advertising campaigns as further described below.

U.S. Wholesale: Net sales for American Apparel’s U.S. Wholesale segment increased $8.0 million, or 27.4%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This was largely as a result of an increase in online sales due to strategic advertising and increased brand recognition. Sales also increased as a result of the organic growth of the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the Company’s ability to meet customer demand through increased stock of inventory on hand. During 2007, the Company went through a phase of increased production in order to meet customer demand during the peak sales season. Sales to third party customers increased from $29.4 million for the three months ended March 31, 2007 to $37.4 million for the three months ended March 31, 2008; an increase of $8.0 million.

Included in sales to third party customers were online sales which increased from $2.9 million for the three months ended March 31, 2007 to $5.9 million for the three months ended March 31, 2008; an increase of $3.0 million.

U.S. Retail: Net sales for the U.S. Retail segment increased $11.9 million, or 56.1%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Growth was fueled by the increased number of retail stores in key markets during the first quarter of 2008, as well as a 36% increase in comparable same store sales in the first quarter of 2008 compared to the first quarter of 2007. Same-store sales are calculated as the sales increase over the prior year comparable period for stores that have been open for the entirety of all of the periods being compared. As of March 31, 2008, the number of open stores was 106 while as of March 31, 2007, the number of open stores was 93.

Canada: Net sales for the Canada segment increased $5.0 million, or 70.4%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This was a result of the addition of retail stores in key markets in Canada, as well as a 43% increase in same store sales in the first quarter of 2008 compared to the first quarter of 2007. Canada wholesale and online sales increased to $5.7 million in the first quarter of 2008 from $2.9 million in the 2007 first quarter, for a total increase of $2.8 million or 96.6%. This increase was attributed to the Company’s increased efforts to expand the Company’s wholesale customer base. As of March 31, 2008, the number of open stores was 29, while as of March 31, 2007, the number of open stores was 25.

International: Net sales for the International segment increased $13.2 million, or 83.5%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to the opening of 21 international stores, from 31 as of March 31, 2007 to 52 as of March 31, 2008. Another key driver was a 24% increase in same store sales in the first quarter of 2008 compared to first quarter of 2007. In the three months ended March 31, 2008, the Company opened 2 new stores in Korea and one each in Australia, Belgium and Germany. During the three months ended March 31, 2008, approximately $3.9 million and $2.6 million of the international sales were generated by wholesale and online sales, respectively, compared with $3.3 million and $1.3 million in sales for wholesale and online sales, respectively, for the three months ended March 31, 2007.

Cost of Sales: Cost of sales increased as a percentage of net sales from 41.9% in the three months ended March 31, 2007 to 44.7% in the three months ended March 31, 2008. This increase was primarily driven by the introduction of new denim styles, which are costlier to manufacture with lower margins. Such an introduction of new styles typically results in temporary operational inefficiencies which require the Company to absorb higher period costs. Additionally, at the end of the first quarter of 2008, the Company also shut down production for three days at its main manufacturing facility, in order to accommodate the cutover to the new ERP system. Three days of lost production resulted in approximately $0.5 million of extra cost of sales charges, or approximately a 0.5% increase in cost of sales, in the three months ended March 31, 2008.

Also, during the period, the Company hired a significant number of new manufacturing employees to support the anticipated increased production activity throughout the first half of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of these new employees will reach a normalized level within 90-120 days of hire. Typically, gross margin is negatively impacted during periods wherein the Company undergoes an increased level of hiring. The Company is continuing to hire throughout the second quarter of 2008.

Freight and duty costs increased by $0.6 million during the three months ended March 31, 2008 largely as a result of increased transportation costs. This accounts for approximately 0.5% increase in cost of sales for the three months ended March 31, 2008.

To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dyeing and finishing facility, which began operations in 2008. The new dyeing and finishing facility in South Gate, California is capable of dyeing completely sewn garments and the purchase of these assets added garment dyeing capability to the Company’s production process. The new facility began production in January 2008 and will further enhance the Company’s capability for in-house quality control. This acquisition included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. Startup expenses typically associated with manufacturing at new facilities resulted in approximately $0.9 million charges in cost of sales, attributable largely to the fact that, at this location, the Company is beginning to manufacture certain denim based new styles which are more costly to manufacture. The $0.9 million in additional cost of sales charges represents approximately 1.0% of the total increase in cost of sales.

Gross Profit: Gross profit percentage decreased from 58.1% of net sales for the three months ended March 31, 2007 to 55.3% of net sales for the three months ended March 31, 2008. One of the factors leading to the decrease in gross profit was the product sales mix for the three months ended March 31, 2008, which included a relatively higher amount of costlier winter styles. In addition, gross profit decreased as a result of the above described startup expenses, moving costs; increased hiring, freight and duty, and ERP cutover costs.

OPERATING EXPENSES: The following table sets forth American Apparel’s operating expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (dollars in thousands).

	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
	Amount	% of operating expense	Amount	% of operating expense	Amount	%
OPERATING EXPENSES	$57,384	100%	$36,498	100%	$20,886	57.2%

Selling	36,782	64.1%	22,183	60.8%	14,599	65.8%
Warehouse and Distribution	3,167	5.5%	2,255	6.2%	912	40.4%
General and Administrative	17,435	30.4%	12,060	33.0%	5,375	44.6%

	$57,384	100%	$36,498	100%	$20,886

Operating Expenses: Operating expenses increased from $36.5 million for the three months ended March 31, 2007 to $57.4 million for the three months ended March 31, 2008, which represents an increase of $20.8 million or 57.2%. Operating expenses include:

Selling Expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the three months ended March 31, 2008 were $36.8 million, which represented 32.9% of net sales, as compared to $22.2 million for the three months ended March 31, 2007, which represented 30.2% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s styles throughout all of its segments.

Advertising costs attributable as selling expenses for the three months ended March 31, 2008 were $4.5 million, representing 4.0% of net sales, compared with $1.3 million, or 1.8% of net sales for the three months ended March 31, 2007. Advertising costs increased $3.2 million mainly due to the expenses incurred to promote new store openings and to promote the Company’s product styles through print ads, magazines and online media.

The number of open stores increased from 149 as of March 31, 2007 to 186 as of March 31, 2008, resulting in an increase in rent and occupancy costs of $3.0 million. Expenses for store maintenance and store supplies increased $0.8 million, due to Company expansion driven by new store openings and as a result of new lease agreements entered into for new stores.

Payroll costs increased from $9.5 million for the period ended March 31, 2007 to $14.9 million for the period ended March 31, 2008, for an increase of $5.4 million. This increase in payroll costs was a result of increased staffing levels to support an increased number of stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Supplies increased $0.8 million, utility costs increased $0.5 million, and other expenses increased $0.5 million.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent deposits, IT labor and costs. Pre-opening costs for the U.S. Retail segment totaled $0.9 million for the three months ended March 31, 2008, relating to the opening of 18 new stores compared with $0.3 million for the three months ended March 31, 2007. There was a total of $0.8 million in pre-opening expenses in the International segment for the three months ended March 31, 2008, associated with the opening of 12 new stores, compared with $0.8 million for the three months ended March 31, 2007.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the three months ended March 31, 2008 were $3.2 million as compared to $2.3 million for the three months ended March 31, 2007; an increase of $0.9 million or 40.4%. These expenses represented 2.8% and 3.1%, respectively, of the total net sales for the three months ended March 31, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $0.8 million in staffing expenses necessary to support increased volume and sales growth, with the remaining $0.1 million increase due to other miscellaneous expense increases.

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2008 were $17.4 million, as compared to $12.1 million for the three months ended March 31, 2007, an increase of $5.3 million or 44.6%. General and Administrative expenses represented 15.6% and 16.4% of total net sales for the three months ended March 31, 2008 and 2007, respectively.

General and administrative expenses increased due to higher levels of staffing necessary to support the expansion of American Apparel, and due to the additional staffing and administrative structure required to support a higher number of retail locations. Additionally, depreciation and amortization costs increased due to buildouts of leasehold improvements and additions of information systems equipment required to support the growth in wholesale, retail and online distribution channels. In total, there was a $1.6 million increase in staffing expenses, a $0.7 million increase in depreciation and amortization, a $0.6 million increase in credit card service fees, a $1.0 million increase in rent, and a $0.4 million increase in insurance costs. Outside services decreased $0.2 million while miscellaneous expenses decreased $1.5 million.

Additionally, professional fees increased from $1.5 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008. This was a result of significant increases in legal fees, auditor fees and accounting fees directly related to public company reporting and compliance requirements. Auditor fees were $1.0 million for the three months ended March 31, 2008, as compared with

$0.9 million for the three months ended March 31, 2007. Legal fees increased by $0.7 million during the three months ended March 31, 2008. This increase was mostly due to approximately $0.7 million in legal fees incurred in a wrongful termination suit against the Company and related to trial preparatory work which was performed in accordance with the trial judge’s decision to accelerate and move up the scheduled trial date . Additionally, consulting fees of $0.1 million were incurred during the three months ended March 31, 2008 related to review work required under the Sarbanes - Oxley Act of 2002.

Directors compensation for the three months ended March 31, 2008 was $0.5 million, including cash payments for meeting fees and $0.4 million expense accrued as of March 31, 2008 for the cost of shares granted to non-employee directors, pursuant to the 2007 Performance Equity Plan. The initial stock grants, due as of the closing of the Acquisition, were approved by the Board of Directors on February 6, 2008, subject to the filing of the Company’s registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the initial stock grant, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, each non-employee director will receive 4,808 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The expense associated with the share awards was accrued as of the three months ended March 31, 2008 and is based upon the closing price per share of common stock on February 6, 2008, the date the shares were granted.

Interest Expense: The major components of interest expense for the three months ended March 31, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. The Company increased its levels of debt in 2008 primarily in order to finance its expansion and buildout of retail stores opened during the period. Financing was also used to purchase additional manufacturing and information systems equipment required to support higher manufacturing to support increased sales in all segments. Interest rates on debt ranged from 6.0% to 21.0% during the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2008 was $3.3 million as compared to $4.0 million for the three months ended March 31, 2007. These expenses represented 3.0% and 5.4% of the total net sales for the quarter ended March 31, 2008 and 2007, respectively. The net decrease in interest expense is attributable to the decrease in the LIBOR rate.

Other Income: Other income for the three months ended March 31, 2008 was $0.2 million as compared to $0.2 million for the three months ended March 31, 2007; an insignificant increase. Other income represented 0.2% of the total net sales for the three months ended March 31, 2008 and (0.2)% for the three months ended March 31, 2007.

Income Taxes: Income tax (benefit) provision decreased from $0.7 million for the three months ended March 31, 2007 to $0.6 million for the three months ended March 31, 2008.

Prior to July 1, 2004, the Old American Apparel operated as a C corporation under U.S. tax law. Effective July 1, 2004, the stockholders elected to be taxed under Subchapter S of the Internal Revenue Code (the “S Corporation Election”). During the period of the S Corporation Election, federal income taxes and certain state taxes were the responsibility of Old American Apparel’s stockholders. The S Corporation Election terminated with the consummation of the Merger on December 12, 2007. As a result of Old American Apparel’s S corporation status for U.S. tax purposes to the C corporation status on December 12, 2007, the deferred tax assets and liabilities were adjusted to reflect the change in federal and state tax rates applicable to C corporations.

Where applicable, state income taxes are provided by the Company at the applicable statutory rates multiplied by pre-tax income. The Company and its subsidiaries file income tax returns in various states and foreign jurisdictions.

Net Income: The Company’s net income for the three months ended March 31, 2008 decreased by approximately $0.6 million from the net income for the three months ended March 31, 2007. A primary factor contributing to the decrease in the Company’s net income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was a significant increase in general and administrative costs, combined with the reduction in gross profit. Warehouse and distribution costs also increased during this period.

On a pro forma basis, American Apparel’s income tax expense for the three months ended March 31, 2007 was approximately $0.6 million.

For the three months ended March 31, 2008, American Apparel’s basic and diluted earnings per share were approximately $0.02 compared to $0.03 for the three month period ended March 31, 2007. This change of approximately $0.01 per share is related to the change in the net income from March 31, 2007 to March 31, 2008 and the dilutive effect of warrants. The number of shares outstanding changed due to the redemption of approximately 16 million Warrants.

Liquidity and Capital Resources

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of March 31, 2008, American Apparel had approximately $72.9 million in unrestricted cash. On January 18, 2007, the Company completed a $41.0 million secured debt financing with SOF Investments. During July 2007, the Company executed an agreement to obtain an additional $10 million in financing from SOF Investments. During July 2007, the Company replaced its revolving credit facility of $62.5 million with a revolving credit facility of $75.0 million from LaSalle Bank.

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153,000 of the 16,165,000 Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Warrants were redeemed by the Company at a price of $.01 per Warrant. The net proceeds received by the Company from the Warrant exercise amounted to approximately $65.6 million. Along with the net cash proceeds from the Merger, it is expected that net proceeds from exercise of warrants now provide sufficient cash to fund the Company’s Business Plan for the next twelve months.

Cash bonuses in an aggregate amount of $2.5 million were awarded to non executive officers and certain employees of the Company in recognition of the contributions they made to the successful completion of the Merger and overall growth of the Company. This amount was accrued in the Company’s financial statements as of December 31, 2007 and was paid during the three months ended March 31, 2008.

Cash Flow Overview

Three Months Ended March 31, 2008

For the three months ended March 31, 2008, cash used in operations was $12.9 million. This is a result of net income before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $7.1 million, and a decrease in income taxes payable of $2.6 million, offset by the increase in inventory of $6.6 million, increase in receivables of $4.1 million, increase in prepaid expenses and other current assets of $2.5 million, and an increase in accounts payable and accrued expenses of $1.9 million. The increase in inventory production levels during the first quarter of 2008 included raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production selling and administrative staff payroll. Additionally, $0.3 million in costs were incurred relating to the opening of new stores in China.

For the three months ended March 31, 2008, American Apparel used $12.6 million of cash in investing activities. This is partially a result of increased net investment in property and equipment for the U.S. Wholesale segment by approximately $5.1 million and an increased investment in property and equipment of $3.9 million for the U.S. Retail, $0.8 million in the Canada segment, and $2.4 million in the International segment. Increase in investment in property and equipment for the retail segment was due to the 6 new retail stores that were opened in the three months ended March 31, 2008.

For the three months ended March 31, 2008, cash from financing activities was $78.5 million. This is primarily the result of proceeds from the exercise of Warrants of $65.6 million, as well as American Apparel’s principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Borrowings from the credit facility totalled $10.7 million during the three month period ended March 31, 2008.

The term loan with the SOF Investments is set to mature in January 2009, while the Company’s secured revolving credit facility with LaSalle Bank of $75 million matures on the earlier of July 2012 or 30 days prior to the maturity of the term loan with SOF Investments (unless the term loan is refinanced on terms acceptable to LaSalle Bank). However the Company was in violation of certain covenants as of March 31, 2008. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. LaSalle Bank and SOF Investments have the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.

Three Months Ended March 31, 2007

For the three months March 31, 2007, cash used by operations was $18.6 million. This is a result of income from operations before non-cash expenses (primarily depreciation and amortization, inventory reserve and deferred rent expense) of $5.2 million offset by an increase in inventory of $9.6 million, increase in other assets of $1.3 million, a $9.9 million increase in accounts payable, and increased accrued expenses of $0.6 million.

For the three months ended March 31, 2007, cash used in investing activities was $2.1 million. This is a result of investments in property and equipment for the wholesale, retail and other segments to support the growth of American Apparel. A total of 4 new stores were opened during the three months ended March 31, 2007.

For the three months ended March 31, 2007, cash from financing activities was $22.2 million. This is a result of increases in term loans and notes payable of $41.1 million offset by payments to term loans and notes payable of $6.0 million, and payments on capital lease obligations of $0.8 million. American Apparel’s principal capital requirements are to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment in order to support higher production levels and growth in online operations. Subordinated notes payable to unrelated parties decreased by $14.2 million.

Debt Agreements

The following is an overview of American Apparel’s long term and current debt as of March 31, 2008 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	March 31, 2008	Covenant Violations	Reference
Revolving credit line	LaSalle Bank	LIBOR + 2.0%	$59,380	Yes	a
Revolving credit line (Canada)	Toronto Dominion Bank	Prime + 1.00%	2,159		b
Term loan from private investment firm	SOF Investments	16.0%	51,000	Yes	c
Other			1,906	—

Total long term debt			$114,445
Less current portion of debt			(113,856)

Long-term debt, net of current portion			$589

Capital lease obligations	72 individual leases ranging between $1 -$428	From 3% to 26%	6,473		d
Subordinated notes payable to related parties		6%	5,922		e

			$126,840
Cash overdraft			3,303

Total debt			$130,143

(a)	At March 31, 2008, the Company’s revolving credit facility with LaSalle Bank provided for borrowings up to $75,000. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (4.7% March 31, 2008) plus 2.0% or the bank’s prime rate (5.25% at March 31, 2008), at American Apparel’s option. The facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (January 18, 2009) unless it is refinanced on terms acceptable to the bank. The Company’s revolving credit facility replaced the Company’s previous $62,500 credit facility. No charges for early extinguishment of debt were incurred in connection with such replacement. The average borrowings under the Company’s facilities during the three months ended March 31, 2008 were $55,982. At March 31, 2008, American Apparel failed to meet certain covenants under its revolving credit facility with LaSalle Bank. American Apparel was in violation of the capital expenditures and fixed charges covenants, as well as covenants relating to late reporting of monthly financial statements for the quarter ended March 31, 2008, cash advances to subsidiaries greater than $2,000 in total, the covenant requiring the Company to notify the Bank prior to any acquisition, a loan in Japan of $1,000, and another restriction prohibiting the Company from incurring capital expenditures in excess of $5,000 during the quarter. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. The bank has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.
(b)	At March 31, 2008, the Company had another line of credit with a bank that provided for borrowings up to $5,500 (denominated in Canadian Dollars at $5,500) due on demand, bearing interest at the bank’s prime rate (6% at March 31, 2008) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the Company’s accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory.
(c)	On January 18, 2007, American Apparel completed a $41,000 secured debt financing from SOF Investments. The proceeds of the financing were used to repay American Apparel’s subordinated notes payable held by C3 Capital Partners, L.P., of $15,011 (including principal, interest and fees), and to repay bank term loans of $5,600. Net proceeds related to the secured debt financing amounted to approximately $18,000. On July 2, 2007, American Apparel obtained an additional $10,000 secured debt financing with SOF Investments under the same terms as the original agreement dated January 18, 2007. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires American Apparel to meet certain financial covenants. In the event American Apparel is in default under the agreement, the interest rate increases to 21% per annum and the lender has the right to demand payment in full of all outstanding indebtedness. Any prepayment must include a prepayment premium equal to 3% of the amount prepaid. The bank debt covenant violations specifically related to restrictions relating to fixed charge ratios, late reporting of March 31, 2008 financials, cash advances to subsidiaries greater than $2,000 in total, a loan incurred by the Company’s Japanese subsidiary of $1,000, the asset purchase of a fabric dyeing and finishing plant without prior notice to the Bank, and another restriction prohibiting the Company to incur capital expenditures in excess of $5,000 during the quarter. During May 2008, the Company received a waiver of these covenant violations. However, the Company expects to be in violation of these debt covenants in future periods. SOF Investments has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of any debt covenant.

(d)	American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2012. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.
(e)	The Company has two loans from the Company’s Chief Executive Officer. For the three months ended March 31, 2008, the balances of these loans was $5,922. Both loans bear interest at 6% commencing December 12, 2007, and mature in 2012. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. For the three months ended March 31, 2008, $57 and $33 interest was accrued on these two loans, respectively. The Company’s Chief Executive Officer subordinated an additional $2,232 in favor of the Toronto Dominion Bank on February 18, 2008. During the three months ended March 31, 2008, $351 was paid to the Chief Executive Officer, of which $135 was repaid in March 2008, $205 was repaid in April 2008, and remaining balance was repaid in May 2008.

Financial Covenants

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

As disclosed elsewhere herein, the Company is in covenant default under its bank debt and debt to SOF Investments.

Off-Balance Sheet Arrangements

American Apparel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the financing commitments previously discussed.

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

Accounting Pronouncements-Newly Issued

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has implemented SFAS No. 157 and has determined that the results did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has implemented SFAS No. 159 and has determined that the results did not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Company does not anticipate SFAS No. 161 to have a material impact on its financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with American Apparel’s credit facilities and foreign currency exchange risk associated with American Apparel’s foreign operations.

Interest Rate Risk

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2008, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $50,000 per month. The Company determined these amounts based on approximately $59.5 million of variable rate borrowings at March 31, 2008, multiplied this amount by 1% and divided by twelve. The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of American Apparel’s operating activities are conducted in U.S. dollars. Approximately 36.8% of American Apparel’s sales are denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of American Apparel’s foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2008, the Company’s Canadian and German subsidiaries held forward exchange contracts in aggregate amounts of $1.3 million and $6.8 million, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2008. At March 31, 2008, losses on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $226 primarily related to the Euro forward contracts, and were charged to earnings and accrued expenses on the condensed consolidated balance sheet.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon this evaluation and due to material weaknesses existing in our internal controls as of December 31, 2007 (described below), which have not been fully remediated as of March 31, 2008, we have concluded that as of March 31, 2008, our disclosure controls and procedures were ineffective.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. As of March 31, 2008, the following material weaknesses existed:

1)	Ineffective Entity-Level Controls: The Company did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Specifically, the Company did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2)	Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company lacks adequately trained accounting personnel with appropriate United States generally accepted accounting principles (US GAAP) expertise:

a.	Accounting for Income Taxes: The Company lacked the expertise in accounting for income taxes in relation to the provision for income taxes, including deferred taxes, in its consolidated financial statements.

b.	Financial Reporting by Foreign Subsidiaries: The Company’s accounting personnel in foreign offices lack sufficient expertise in US GAAP to identify accounting issues that could materially impact the consolidated financial statements.

c.	Other Accounting Matters: The Company’s accounting personnel lacked sufficient US GAAP expertise to ensure material non-routine transactions are properly reflected in its consolidated financial statements.

3)	Inadequate Reviews: There was inadequate independent review by the Company’s personnel of reconciliations and other processes in both the U.S. and foreign operations.

4)	Inadequate Financial Information Systems: The Company’s world-wide financial information systems were not integrated and contain many manual processes that may cause the Company to not meet regulatory filing requirements on a timely and accurate basis. The Company has also identified information technology control weaknesses in the areas of information security, end-user computing, systems program development and change controls.

(b) Remediation Activities

Since the acquisition occurred on December 12, 2007, so close to the Company’s year-end, it was not practical to sufficiently upgrade the Company’s ICFR to the level required of a public company. Nevertheless, in early 2008 the Company began implementing some of the remediation steps outlined below to eliminate the material weaknesses identified. In particular, the Company has engaged consultants and additional staff with US GAAP expertise to assist with the financial closing process and the preparation of the Company’s statements. However, since these remedial steps have not been completed, the Company has performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Quarterly Report were prepared in accordance with US GAAP and SEC regulations. The Company engaged a qualified firm to assist with our assessment on the effectiveness of the Company’s ICFR based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Firm is assisting the Company management’s assessment of the effectiveness of the Company’s ICFR and in addressing internal control weakness. There can be no assurances that such remediation activities will eliminate all material weaknesses in the future. We are currently in the process of:

1)	Ineffective Entity-Level Controls: The Company has added and is continuing to add additional staff with appropriate qualifications to improve the quality of its personnel and implement Entity Level controls. The Company has used additional staffing and selected third parties to improve disclosure and internal controls and to improve the timeliness and accuracy of its financial reporting.

2)	Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company has hired additional staff with greater knowledge of US GAAP in its foreign operations and has engaged selected third parties to improve the accuracy of its financial reporting under US GAAP. The Company’s management has a sufficient knowledge to review the work of internal and external subject matter experts, and reviews all workpapers from its foreign operations to ensure compliance with U.S. GAAP.

3)	Inadequate Reviews: Additional Company staffing, along with the use of consultants and new procedures, has improved the review of reconciliations and other processes in both the U.S. and foreign operations.

4)	Inadequate Financial Information Systems: The Company has identified systems and applications that impact financial reporting and is taking actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. The company has adopted an Information Technology framework, is documenting key information technology controls and is addressing control weaknesses that impact financial reporting. Also, the Company has been implementing an integrated ERP system in the U.S. It is reviewing its information systems in foreign operations as well as its consolidation process and will seek to improve or replace them as needed in order to reduce the amount of manual processes and the time required to produce its financial statements and regulatory filings. Company Management is in the process of identifying and implementing additional review controls over financial reporting to validate information derived from its information systems and ultimately reported on our financial statements.

(c) Changes in ICFR

During 2008, the Company’s management has initiated the steps outlined above under “Remediation Activities” to improve the quality of its ICFRs.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. Many of these matters are covered by insurance, although they may nevertheless be subject to large deductibles or retentions, and the amounts being claimed may exceed the available insurance.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen is seeking monetary damages in an amount he believes to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. The Company believes that Mr. Allen’s claims are defensible and is vigorously litigating its position. In addition, the Company’s insurance company has agreed, without any reservation of rights, to cover all defense costs and any adverse judgment which may be entered against the Company, up to the policy limits of $20 million, except for any exemplary damages which may be awarded. The Company does not expect that there will be a material financial impact as a result of this suit.

During the three months ended March 31, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008 for information regarding current legal proceedings.

Item 1A.	Risk Factors

Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three months ended March 31, 2008, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendments 1& 2 for the year ended December 31, 2007 except for adding the risk factor described below. Please refer to the Company’s Annual Report on Form 10-K and Amendments 1& 2 for the year ended December 31, 2007 (filed with the SEC on March 17, 2008, March 28, 2008 and April 29, 2008) for a list of the Company’s risk factors.

Foreign currency hedging

We have entered into certain foreign currency forward exchange contracts designed to reduce the volatility of fluctuating exchange rates. However, such contracts not only reduce the effect of weaker foreign currencies, they also reduce the benefits of stronger foreign currencies. The Company’s future financial results could be significantly affected by the values of the foreign currencies in which the Company does business, in relation to the value of the U.S. dollar. In addition, while the hedges are designed to reduce volatility over the forward contract period, the contracts are not treated as hedges for accounting purposes, and therefore can create volatility in earnings during the period. The degree to which the Company’s financial results are affected for any given period will depend in part upon the Company’s hedging activities. See also Notes to the Company’s Condensed Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc. (“AAI”), American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Unit Certificate (included as Exhibit 4.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.3	Specimen Warrant Certificate (included as Exhibit 4.3 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.4	Form of Unit Purchase Option (included as Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.5	Warrant Agreement (included as Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-128440) filed September 20, 2005 and incorporated by reference herein)

4.6	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
4.7	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.8	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.1	Employment Agreement, dated December 12, 2007, between the Registrant, AAI Acquisition LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.3	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

10.4	Credit Agreement, dated as of July 2, 2007 (the “LaSalle Agreement”), among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance (“LaSalle Business Credit”), the Lenders, and LaSalle Bank National Association (“LaSalle Bank”) (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.5	First Amendment to Credit Agreement LaSalle Retail Finance, dated October 11, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo Retail Finance, LLC (“Wells Fargo”), the Lenders, and LaSalle Bank (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	Second Amendment and Waiver to Credit Agreement LaSalle Retail Finance, dated November 26, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Third Amendment to Credit Agreement LaSalle Retail Finance, dated December 12, 2007, amending the LaSalle Agreement, among AAI, the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.8	Waiver to Credit Agreement LaSalle Retail Finance, dated February 29, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.9	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAI, the Facility Guarantors, and SOF Investments, L.P. - Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.10	Amendment No. 1 and Waiver to Credit Agreement of American Apparel, Inc., dated as of July 2, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.11	Amendment No. 2 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.12	Amendment No. 3 and Waiver to Credit Agreement of American Apparel, Inc., dated as of November , 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.13	Amendment No. 4 and Waiver to Credit Agreement of American Apparel, Inc., dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.14	Amendment No. 5 and Waiver to Credit Agreement of American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.15	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.16	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

Exhibit No.	Description
10.21	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.22	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.23	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.24	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.25	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.25 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.26	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.25 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.27*	Amendment No. 6 and Waiver to Credit Agreement of American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.28*	Waiver to Credit Agreement LaSalle Retail Finance, dated May 16, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No 001-32697) filed December 18, 2007 and incorporated by reference herein)

21.1	List of Subsidiaries (included as Exhibit 21.1 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer

32.2*	Section 1350 Certification of the Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2008

AMERICAN APPAREL, INC.

By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2008

AMERICAN APPAREL, INC

By:	/s/ KEN CIEPLY
Ken Cieply
Chief Financial Officer (Principal Financial Officer)