Form 10-Q
period 2008-06-30
AMERICAN APPAREL, INC
filed 2008-08-15
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Common stock, $0.0001 par value 69,716,398 shares outstanding on August 8, 2008.

AMERICAN APPAREL, INC.

Unless the context requires otherwise, all references in this report to the “Company,” “Registrant”, “we,” “our,” and “us” refer to American Apparel, Inc., a Delaware corporation, together with its wholly owned subsidiary, American Apparel (USA), LLC, and its other direct and indirect subsidiaries.

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

Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial conditions and operating results;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants and collaborators;

•	operations outside the United States;

•	current and future economical and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2008, March 28, 2008 and April 29, 2008) as well as in other reports and document we file with the SEC and include without limitation the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	increasing competition;

•	our ability to hire and retain key personnel and our relationship with our employees;

•	suitable store locations and our ability to attract customers to our stores;

•	effectiveness in carrying out and managing our growth strategy;

•	failure to maintain the value and image of our brand and protect our intellectual property rights;

•	declines in comparable store sales;

•	seasonality;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt; costs of materials and labor;

•	location of our facilities in the same geographic area;

•	manufacturing, supply or distribution difficulties or disruptions;

•	risks of financial nonperformance by customers;

•	investigations, enforcement actions and litigation;

•	compliance with or changes in laws and regulations;

•	costs as a result of operating as a public company;

•	material weaknesses in internal controls;

•	interest rate and foreign currency risks;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations; and

•	general economic and industry conditions.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$24,555	$19,292
Trade accounts receivable, net of allowances of $2,290 and $1,876 at June 30, 2008 and December 31, 2007, respectively	18,895	16,602
Other receivables	1,752	1,120
Prepaid expenses and other current assets	6,968	4,498
Inventories, net	127,609	106,434
Deferred taxes, current portion	5,446	4,894

Total Current Assets	185,225	152,840

PROPERTY AND EQUIPMENT, net	90,457	64,868
INTANGIBLE ASSETS, net	3,671	2,286
GOODWILL	1,906	950
DEFERRED TAXES	3,255	3,146
OTHER ASSETS	11,708	9,260

TOTAL ASSETS	$296,222	$233,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Cash overdraft	$3,967	$2,778
Current portion of long-term debt	94,083	99,930
Accounts payable	17,755	15,451
Accrued expenses	22,473	21,877
Income taxes payable	5,645	7,300
Current portion of capital lease obligations	2,837	3,384

Total Current Liabilities	146,760	150,720

LONG-TERM DEBT, net of current portion	549	642
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	6,013	6,036
CAPITAL LEASE OBLIGATIONS, net of current portion	2,875	4,066
DEFERRED RENT	13,752	10,065

TOTAL LIABILITIES	169,949	171,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; total issued 71,150 and 69,716 outstanding at June 30, 2008 and 57,595 issued and outstanding at December 31, 2007	7	6
Additional paid-in capital	123,212	57,162
Accumulated other comprehensive income	1,415	865
Retained earnings	11,683	3,788

	136,317	61,821
Less: Treasury stock, 1,433 shares at cost	(10,044)	—

TOTAL STOCKHOLDERS’ EQUITY	126,273	61,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,222	$233,350

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET SALES	$132,971	$95,730	$244,605	$169,233
COST OF SALES	53,901	41,657	103,786	73,176

GROSS PROFIT	79,070	54,073	140,819	96,057
OPERATING EXPENSES (including related party charges of $212 and $179 for the three months ended June 30, 2008 and 2007, respectively, and $449 and $400 for the six months ended June 30, 2008 and 2007, respectively)	63,442	41,993	120,826	77,784

INCOME FROM OPERATIONS	15,628	12,080	19,993	18,273

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense (including related party interest expense of $91 and $173 for the three months ended June 30, 2008 and 2007, respectively, and $181 and $359 for the six months ended June 30, 2008 and 2007, respectively)	3,699	4,792	7,037	8,752
Foreign currency transaction loss (gain)	476	177	(2)	223
Other (income) expense	981	(385)	769	(542)

TOTAL INTEREST AND OTHER (INCOME) EXPENSE	5,156	4,584	7,804	8,433

INCOME BEFORE INCOME TAXES	10,472	7,496	12,189	9,840
INCOME TAX PROVISION	3,681	2,703	4,294	3,364

NET INCOME	$6,791	$4,793	$7,895	$6,476

Weighted average basic shares outstanding	70,709	48,390	68,447	48,390
Weighted average diluted shares outstanding	70,709	48,390	70,701	48,390
Basic earnings per share	$.10	$.10	$.12	$.13
Diluted earnings per share	$.10	$.10	$.11	$.13
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes		$7,496		$9,840
Pro forma provision for income taxes		2,857		3,751

Pro forma net income		$4,639		$6,089

Pro forma basic earnings per share		$.10		$.13
Pro forma diluted earnings per share		$.10		$.13

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$241,230	$168,731
Cash paid to suppliers, employees and others	(236,024)	(172,728)
Interest paid	(7,037)	(8,301)
Income taxes paid	(6,826)	(1,801)
Other	(619)	(81)

Net cash used in operating activities	(9,276)	(14,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,070)	(5,698)
Purchase of net assets under business acquisition	(3,500)	—

Net cash used in investing activities	(34,570)	(5,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	1,199	945
Borrowings under revolving credit facility, net	(6,219)	1,745
Distributions to stockholders	—	(1,210)
Advances to stockholders, net	—	(63)
Proceeds from exercise of warrants	65,619	—
Share repurchases	(10,044)	—
Payment of loan closing costs	—	(1,630)
Payment of merger related costs	—	(399)
Borrowings under notes payable to related parties	—	1,094
Repayment under notes payable to related parties	—	(85)
Borrowings under notes payable to unrelated parties	—	2,250
Repayment under notes payable to unrelated parties	—	(579)
Borrowing under subordinated note payable to unrelated party	—	(14,185)
Borrowings under term loans and notes payable	953	41,357
Repayment of term loans and notes payable	—	(6,202)
Borrowings under long-term debt	(638)	5
Repayment of long-term debt	—	(11)
Repayment of capital lease obligations	(2,327)	(1,659)

Net cash provided by financing activities	48,543	21,373

EFFECT OF EXCHANGE RATE ON CASH	566	98
NET CHANGE IN CASH	5,263	1,593

CASH, beginning of period	19,292	3,777

CASH, end of period	$24,555	$5,370

RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income	$7,895	$6,476
Depreciation and amortization	8,891	6,080
Stock based compensation	432	—
Foreign exchange transaction (gain) loss	(2)	223
Loss on disposal	141	—
Imputed interest on stockholder loans	—	325
Deferred rent	3,660	856
Bad debt expense	164	211
Deferred taxes	(972)	(102)
Increase (decrease) in cash due to changes in assets and liabilities
Trade accounts receivable	(2,037)	(5,043)
Other receivables	(606)	(266)
Inventories	(20,886)	(13,480)
Prepaid expenses and other current assets	(2,483)	(443)
Other assets	(3,629)	(2,970)
Accounts payable	1,707	(11,831)
Accrued expenses	9	4,608
Income taxes payable	(1,560)	1,176

Net cash used in operating activities	$(9,276)	$(14,180)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$419	$1,414
Reclassification of accrued Directors’ compensation to equity	$432	—

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Amounts in Thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., (the “Registrant”) a blank check company formed to acquire an operating business. On December 21, 2005, the Registrant consummated its initial public offering (“Offering”), and on December 18, 2006, entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies.

On November 6, 2007, the Registrant entered into an amended Acquisition Agreement (the “Amended Acquisition Agreement”). The Registrant consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition” or “Merger”). Pursuant to the Amended Agreement, Old American Apparel and its affiliates, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc., (the affiliates are collectively referred to as the “CI Companies”) became wholly owned subsidiaries of the Registrant. Upon the completion of the Merger, the Registrant changed its name to American Apparel, Inc. Old American Apparel and the CI Companies are collectively referred to as “American Apparel Companies” and the consolidated entity, including the Registrant, is collectively referred to as the “Company”. For accounting purposes, this business combination has been treated as a reverse merger.

The Company is a vertically integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells product direct to consumers through retail stores which are located both in the United States and internationally, and through an online retail e-commerce website. The Company also operates a wholesale business that sells high quality T-shirts and other casual wear to distributors and screen printers.

On May 9, 2008, the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant.

Note 2. Completed Merger and Accounting Treatment of the Merger

Dov Charney, a 50% owner of Old American Apparel’s common stock and 100% owner of the CI Companies’ common stock and current Chief Executive Officer of the Company received from the Registrant 37,258 shares of the Registrant’s common stock in exchange for his ownership interest in Old American Apparel and the CI Companies. The other 50% owner of Old American Apparel’s common stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of the Registrant’s common stock.

Immediately prior to the closing of the Merger (“the Closing”), the Registrant had 19,933 shares of common stock outstanding with a net tangible book value of $121,589, net of $5,494 of transaction costs. The net tangible book value consisted of cash of $123,000, a tax liability of $1,406 and accrued expenses of $5. The net cash proceeds were used as follows: $67,903 was paid to Sang Ho Lim, $15,764 was paid to Dov Charney and Sang Ho Lim as a Company distribution to settle their estimated personal income tax liabilities as a result of Old American Apparel’s subchapter S Corporation status, $13,323 was used to repay related party and third party debt, and $26,010 was available for working capital.

At the Closing, 8,064 shares of the Registrant’s common stock issued to Dov Charney were placed in escrow until the later of (a) the first anniversary of the Closing and (b) the thirtieth day after the date that the Registrant files its Annual Report on Form 10-K for the year ended December 31, 2007, as a fund for the payment of indemnification claims that may be made by the Registrant as a result of any breaches of Old American Apparel’s covenants, representations and warranties in the Amended Agreement and certain lawsuits to which Old American Apparel is a party.

Dov Charney agreed not to sell any shares of the Registrant’s common stock he received in the Merger before the third anniversary of the Closing, subject to certain exceptions.

Pursuant to the Amended Acquisition Agreement, the Registrant and Dov Charney entered into a registration rights agreement to provide Dov Charney certain rights relating to the registration of shares of the Registrant’s common stock that he received in connection with the Merger. Under the registration rights agreement, Dov Charney is afforded both demand and piggy-back registration rights.

Basis of Presentation

The Merger has been accounted for as a “reverse merger” and recapitalization, since the majority stockholder of American Apparel Companies owns a majority of the outstanding shares of the common stock of the Registrant immediately following the completion of the Merger. American Apparel Companies is the accounting acquirer and, consequently, the Merger is treated as a recapitalization of American Apparel Companies. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of American Apparel Companies and are recorded at the historical cost basis of American Apparel Companies. The Registrant’s assets and liabilities were consolidated as of December 12, 2007 and were recorded at their net tangible book value; the Registrant’s results of operations were consolidated with American Apparel Companies commencing December 12, 2007.

Additionally, Old American Apparel and the CI Companies have been under common control since each of the entities’ inception. In conjunction with the Merger, the three entities were consolidated in a manner similar to a pooling of interests. Accordingly, Old American Apparel and the CI Companies were consolidated retroactively to January 1, 2005, using the historical cost basis of each entity.

The stockholders’ equity section, in addition to reflecting the common control merger retroactive to January 1, 2005, the recapitalization of the number of shares of common stock attributable to the American Apparel Companies stockholders is also reflected retroactive to January 1, 2005. Accordingly, the number of shares presented as outstanding as of January 1, 2005 total 48,390, consisting of the 37,258 issued to Dov Charney, and the 11,132 equivalent number of shares assigned to Sang Ho Lim. Sang Ho Lim’s shares were determined by dividing the $67,903 he received in cash by the $6.10 net tangible book value per share of the Registrant as of the Closing. These shares were also used to calculate the earnings (loss) per share for all periods prior to the Merger.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on March 17, 2008 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

The Company experiences seasonality in its operations, and, accordingly, the results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other quarter or for the full year. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt, lease financing, and more recently by the proceeds received for the exercise of warrants. In January 2007, the Company completed a $41,000 secured debt financing from a private investment firm. During July 2007, the Company executed an agreement to obtain an additional $10,000 in financing from a private investment firm. The Company also replaced its revolving credit facility of $62,500 with an increased revolving facility of $75,000 from a new lender.

As a result of the Merger, the Company repaid $13,323 of related party and third party debt and generated $26,010 of working capital. The Company received proceeds subsequent to December 31, 2007 from the exercise of warrants aggregating $65,619. As of June 30, 2008, the Company had approximately $24,555 in unrestricted cash. Along with the net proceeds of the Merger, it is expected that net proceeds from the exercise of warrants now provide sufficient cash to fund the Company’s business for the next twelve months.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not continue as a going concern.

Amendment to Credit Agreement with LaSalle Business Credit, LLC

On June 20, 2008, the Registrant, in its capacity as Facility Guarantor, American Apparel (USA), LLC, a subsidiary of the Company in its capacity as Lead Borrower, and certain other subsidiaries of the Company, in their capacities as Borrowers or Facility Guarantors, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with LaSalle Business Credit, LLC, LaSalle Bank National Association, Wells Fargo Retail Finance, LLC and the lenders party to the Credit Agreement, dated as of July 2, 2007 (as previously amended, the “LaSalle Credit Agreement”).

The Fourth Amendment amended the LaSalle Credit Agreement to, among other things: (i) delete financial covenants relating to minimum Consolidated EBITDA, maximum Capital Expenditures, Consolidated Fixed Charge Coverage Ratio, Senior Debt to Consolidated EBITDA ratio and Adjusted Debt to EBITDAR ratio; (ii) increase Minimum Excess Availability from $3 million to 10% of the lesser of the Borrowing Base and the Revolving Credit Ceiling; (iii) increase the Permitted Indebtedness threshold for capital leases from $15,000 to $20,000; (iv) permit the repurchase of up to $30,000 of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; and (vii) increase from 2.00% to 2.50% the applicable margin for LIBOR-based borrowings and increase from zero to 0.50% the applicable margin for borrowings based on the bank’s prime rate.

The execution of the Fourth Amendment satisfies the requirements of the previously reported waiver received by the Company with respect to the LaSalle Credit Agreement on June 5, 2008. See Note 6 to the Company’s Condensed Consolidated Financial Statements for additional information regarding the waiver.

Amendment to Credit Agreement with SOF Investments, L.P.

On June 20, 2008, the Registrant, in its capacity as a Facility Guarantor, American Apparel (USA), LLC, in its capacity as Borrower, and certain other subsidiaries of the Company, in their capacities as Facility Guarantors, entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) with SOF Investments, L.P.—Private IV, as Lender, to amend the Credit Agreement, dated as of January 18, 2007 (as amended, the “SOF Credit Agreement”).

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15,000 to $20,000; (iv) permit the repurchase of up to $30,000 of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; (vii) increase the limit on Annual Capital Expenditures to $50,000; and (viii) increasing the levels of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

Principles of Consolidation

The consolidated financial statements include the accounts of American Apparel, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting for Warrants

On December 21, 2005, the Registrant sold 15,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Registrant sold an additional 1,161 Units pursuant to the underwriters’ over-allotment option. Each Unit consisted of one share of the Registrant’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitled the holder to purchase from the Registrant one share of common stock at an exercise price of $6.00 commencing the later of the completion of the Merger or December 15, 2006 and expiring on December 14, 2009. The Warrants were redeemable by the Registrant, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock was at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Such notice of redemption was given on February 6, 2008 (see below).

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

On February 6, 2008, the Registrant called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Warrants outstanding at December 31, 2007 were exercised, generating net proceeds to the Registrant of $65,619. The remaining 12 Warrants were redeemed by the Registrant at a price of $.01 per Warrant. The Registrant issued 13,521 shares of common stock in connection with the redemption of the Warrants.

Stock Repurchase

On May 23, 2008, the Registrant’s Board of Directors authorized a common stock repurchase program that allows the Registrant to repurchase up to an aggregate of $25,000 of the Registrant’s outstanding common stock through open market and privately negotiated transactions based on prevailing market conditions and other factors. At June 30, 2008, the Registrant had repurchased 1,433 shares of the Registrant’s common stock for $10,001 at a weighted average price of $6.98 per share, plus brokerage commissions of $43, leaving $14,999 remaining under the program. All of the shares repurchased have been recorded as treasury stock.

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

Comprehensive income consists of net income and foreign currency translation adjustments. A reconciliation of comprehensive income for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$6,791	$4,793	$7,895	$6,476
Foreign currency translation adjustments	(138)	29	550	77

Total	$6,653	$4,822	$8,445	$6,553

Earnings Per Share

The Company displays earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The following provides a reconciliation of information used in calculating EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Weighted average shares outstanding used in basic EPS	70,709	48,390	68,447	48,390
Dilutive effect of Warrants	—	—	1,654	—

Weighted average shares outstanding for diluted EPS	70,709	48,390	70,101	48,390

Share-Based Compensation

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 7,710 shares of the Company’s common stock to be acquired by the holders of such awards. As of June 30, 2008, the Company has not granted any awards under the 2007 Plan, other than to non-employee directors (Note 9). The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

In accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) all stock-based compensation must be recognized as an expense in the financial statements and that cost be measured at the fair value of the award. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Revenue Recognition

The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from wholesale product sales is recorded at the time the product is shipped to the customer. Revenue from online product sales is recorded at the time the product is delivered to the customers. With respect to its retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and is recorded net of sales or value added tax. Allowances provided for these items are presented in the condensed consolidated financial statements primarily as reductions to sales and cost of sales.

Gift Cards, Gift Certificates and Store Credits

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the amount of $1,664 and $1,816 at June 30, 2008 and December 31, 2007, respectively.

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

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2008, the Company’s Canadian and German subsidiaries held forward exchange contracts in aggregate amounts of $2,200 and $4,500, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2008. At June 30, 2008, losses on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $124, primarily related to the Euro forward contracts, and were charged to earnings and accrued expenses on the condensed consolidated financial statements.

Taxes

As a result of the Merger, Old American Apparel was required to convert from a S corporation to a C corporation. As a Subchapter S corporation, U.S. federal and certain state income taxes were the responsibility of the Company’s stockholders. Accordingly, these income taxes were not reflected in the Company’s financial statements for periods prior to December 12, 2007.

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

The unaudited pro forma computation of income tax included in the Condensed Consolidated Statements of Income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a Corporation for the three and six months ended June 30, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for the periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the periods presented.

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. The advertising expenses for the three months ended June 30, 2008 and 2007 amounted to $4,602 and $3,296, respectively and $9,172 and $4,638 for the six months ended June 30, 2008 and 2007, respectively, and were included in “Operating Expenses” in the Condensed Consolidated Statements of Income. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the three months ended June 30, 2008 and 2007, cooperative advertising expenses were $121 and $127, respectively. For the six months ended June 30, 2008 and 2007, cooperative advertising expenses were $227 and $220, respectively.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with EITF issue 00-10 “Accounting for Shipping and Handling Fees and Costs”. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in “Cost of Sales” and amounts billed to customers are included in “Net Sales” in the Condensed Consolidated Statements of Income.

Accounting Pronouncements-Newly Issued

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has implemented SFAS No. 157 and has determined that the results did not have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon effectiveness of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Company does not anticipate SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material the impact on the Company’s consolidated financial statements

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories, net

The components of inventories are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$33,898	$27,703
Work in process	2,420	3,238
Finished goods	96,488	80,842

	132,806	111,783
Less reserve for inventory shrinkage and obsolescence	(5,197)	(5,349)

Total, net of reserves	$127,609	$106,434

Note 5. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2008	December 31, 2007
Machinery and equipment	$34,038	$24,120
Furniture and fixtures	21,180	19,731
Computers and software	17,232	11,566
Automobiles and light trucks	876	686
Leasehold improvements	55,529	40,284
Buildings	2,043	1,544
Construction in progress	4,357	3,268

	135,255	101,199
Less accumulated depreciation and amortization	(44,798)	(36,331)

Total	$90,457	$64,868

Note 6. Long-term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Credit Line Facilities
Revolving Credit Facility, maturing December 2008 (a)	$40,934	$47,402
Revolving Credit Facility, due on demand (b)	1,395	1,170

Total Credit Line Facilities	42,329	48,572

Term Loans and Notes Payable
Term loan with private investment firm, maturing January 2009 (c)	51,000	51,000
Other	1,303	1,000

Total Term Loans and Notes Payable	52,303	52,000

Total Long-Term Debt	94,632	100,572
Less current portion of debt	(94,083)	(99,930)

Long-Term Debt, net of current portion	$549	$642

(a)	At June 30, 2008, the Company’s revolving credit facility with LaSalle Bank provided for borrowings up to $75,000. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (2.46% at June 30, 2008) plus 2.5% or the bank’s prime rate (5.0% at June 30, 2008) plus 0.5%, at American Apparel’s option. The facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (January 18, 2009) unless it is refinanced on terms acceptable to the bank. The average borrowings under the Company’s facilities during the six months ended June 30, 2008 were $53,112. The bank has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of certain debt covenants.

On June 20, 2008, the Registrant, in its capacity as Facility Guarantor, American Apparel (USA), LLC, a subsidiary of the Company, in its capacity as Lead Borrower, and certain other subsidiaries of the Company, in their capacities as Borrowers or Facility Guarantors, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with LaSalle Business Credit, LLC, LaSalle Bank National Association, Wells Fargo Retail Finance, LLC and the lenders party to the Credit Agreement, dated as of July 2, 2007 (as previously amended, the “LaSalle Credit Agreement”). Capitalized terms used but not defined in this description of the Fourth Amendment have the respective meanings set forth in the LaSalle Credit Agreement.

The Fourth Amendment amended the LaSalle Credit Agreement to, among other things: (i) delete financial covenants relating to minimum Consolidated EBITDA, maximum Capital Expenditures, Consolidated Fixed Charge Coverage Ratio, Senior Debt to Consolidated EBITDA ratio and Adjusted Debt to EBITDAR ratio; (ii) increase Minimum Excess Availability from $3 million to 10% of the lesser of the Borrowing Base and the Revolving Credit Ceiling; (iii) increase the Permitted Indebtedness threshold for capital leases from $15,000 to $20,000; (iv) permit the repurchase of up to $30,000 of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; and (vii) increase from 2.00% to 2.50% the applicable margin for LIBOR-based borrowings and increase from zero to 0.50% the applicable margin for borrowings based on the bank’s prime rate.

(b)	As of June 30, 2008, the CI Companies had another line of credit with a bank that provided for borrowings up to C$5,500 due on demand, bearing interest at the bank’s prime rate (4.75% at June 30, 2008) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the CI Companies’ accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. On February 18, 2008, a stockholder subordinated his notes payable, aggregating a total of $6,036, in favor of the bank. The CI Companies also subordinated an additional $750 in favor of the bank, replacing the subordination of $300 on the loan repaid in the year.

(c)	As of June 30, 2008, the Registrant had a term loan agreement with SOF Investments L.P. – Private IV with a balance of $51,000. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the private investment firm has the right to demand payment in full of all outstanding indebtedness. Any prepayments shall include a prepayment premium equal to 3% of the amount prepaid. During May 2008, the Company received a waiver of these covenant violations. The private investment firm has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of certain debt covenants.

On June 20, 2008, the Registrant, in its capacity as a Facility Guarantor, American Apparel (USA), LLC, in its capacity as Borrower, and certain other subsidiaries of the Company, in their capacities as Facility Guarantors, entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) with SOF Investments, L.P.—Private IV, as Lender, to amend the Credit Agreement, dated as of July 18, 2007 (as amended, the “SOF Credit Agreement”). Capitalized terms used but not defined in this description of the Seventh Amendment have the respective meanings set forth in the SOF Credit Agreement.

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15,000 to $20,000; (iv) permit the repurchase of up to $30 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; (vii) increase the limit on Annual Capital Expenditures to $50,000; and (viii) increasing the levels of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

Note 7. Subordinated Notes Payable to Related Party

The Company has two loans from the Company’s Chief Executive Officer, one with a principal balance of C$2,200 and one with a principal balance of $3,804. At December 31, 2007, the aggregate balance of these loans was $6,036. At June 30, 2008, the aggregate balance of these loans was $6,013. Both loans bear interest at 6% per annum commencing December 11, 2007, and mature in 2012. During the three months ended June 30, 2008 and 2007, the aggregate interest expense on both loans was $91 and $173, respectively, and $181 and $359 during the six months ended June 30, 2008 and 2007, respectively. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. The Company’s Chief Executive Officer subordinated this loan in favor of the Toronto Dominion Bank on February 18, 2008. During the six months ended June 30, 2008, $351 was paid to the Chief Executive Officer, of which $135 was repaid in March 2008, $205 was repaid in April 2008, and the remaining balance was repaid in May 2008.

Note 8. Income Taxes

Income taxes for the three and six months ended June 30, 2008 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is open to audit under the statute of limitations by the Internal Revenue Service for the fiscal year ended December 31, 2004 and calendar years ended December 31, 2004 through 2007. The Company’s state and foreign tax returns are also open to audit under similar statutes for the same periods.

The Company is currently in the closing stages of an audit by the Internal Revenue Service of its 2005 calendar year tax return. The Company does not anticipate that there will be any material changes in its unrecognized tax positions over the next 12 months as a result of this audit.

Note 9. Related Party Transactions

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the Chief Executive Officer and the Chief Manufacturing Officer of the Company. The monthly lease payments were approximately $52 as of June 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was approximately $155 and $160 for the three months ended June 30, 2008 and 2007, respectively, and $301 and $286 for the six months ended June 30, 2008 and 2007, respectively. Prior to the Merger, the stockholders of Old American Apparel owned 50% of the company that owns the building which houses the Company’s knitting facility. After the Merger, Dov Charney, the Company’s Chief Executive Officer, owned 25% of the company that owns the building. Pursuant to an Assignment Agreement executed in December 2007, Dov Charney transferred 6.25% of his ownership interest in the company that owns the building to Martin Bailey, the Company’s Chief Manufacturing Officer. The value of this assignment of ownership is de minimis.

In addition, consulting fees charged by an immediate family member of the Chief Executive Officer were $57 and $19 for the three months ended June 30, 2008 and 2007, respectively, and were $148 and $114 for the six months ended June 30, 2008 and 2007, respectively.

Dov Charney has also provided two unlimited personal guarantees (on behalf of each of the CI Companies ) in favor of Toronto Dominion Bank, in connection with the Company’s line of credit in Canada. Morris Charney, Dov Charney’s father, has also provided two personal guarantees (on behalf of each of the CI Companies), each in the amount of C$500 in favor of Toronto Dominion Bank, in connection with the line of credit.

Note 10. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at June 30, 2008 are as follows:

2009	$45,602
2010	40,833
2011	37,578
2012	36,012
2013	34,219
Thereafter	117,289

Total	$311,533

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $11,863 and $8,208 for the three months ended June 30, 2008 and 2007, respectively, and were approximately $22,365 and $15,638 for the six months ended June 30, 2008 and 2007, respectively. The Company did not incur any contingent rent during the same period. Rent expense is included in “Cost of Sales” and “Operating Expenses” in the accompanying “Condensed Consolidated Statements of Income”.

Advertising

At June 30, 2008, the Company had approximately $5,388 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2008.

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

Unused Available Line of Credit

At June 30, 2008, the Company had a revolving credit facility with LaSalle Bank, providing for borrowings of up to $75,000. $40,934 was outstanding under this line of credit and $18,504 was available for future borrowings at June 30, 2008.

At June 30, 2008, the Company had a revolving credit facility with a bank providing for borrowings of up to C$5,500. C$1,410 was outstanding under this line of credit and C$4,090 was available for future borrowings at June 30, 2008. See also Note 6 to the Company’s Condensed Consolidated Financial Statements.

Compensation of Directors

The Company agreed to grant its six non-employee directors annual stock grants equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant, with grants being made at the Closing of the Merger and on each anniversary of service thereafter. On February 6, 2008, the Board approved the share grants, subject to the filing of a registration statement on Form S-8 with respect to the shares, and with the number of shares to be determined using the highest per share closing price as of December 12, 2007, February 6, 2008 or the S-8 filing date (April 17, 2008). Consequently, the Company granted each non-employee director approximately 5 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards is approximately $432 and is reflected in operating expenses for the six months ended June 30, 2008 in the condensed consolidated financial statements, and was based upon the closing price per share of common stock on February 6, 2008 (the date granted).

Stock Awards to Employees

Pursuant to the Amended Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. As of June 30, 2008, the Company had not awarded any shares of common stock to employees.

Note 11. Workers’ Compensation Self-Insurance Reserves

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

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at year end. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of June 30, 2008 and December 31, 2007, the Company has issued standby letters of credit in the amount of $7,190 and $5,940, respectively, with two insurance companies being the beneficiaries, through a bank. At June 30, 2008 and December 31, 2007, the Company recorded a reserve of $5,794 and $4,838, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

Note 12. Business Segment and Geographic Area Information

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

The Company reports the following segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and consists of sales of undecorated apparel products to distributors and third party screen printers, and online consumer sales. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada segment includes the retail and wholesale operations in Canada, as well as online consumer sales. The International segment includes retail, wholesale, and online consumer operations outside of the U.S. and Canada;

As of June 30, 2008, U.S. Retail was comprised of 109 retail stores operating in the United States; the Canada segment was comprised of 30 retail stores operating in Canada; and the International segment was comprised of 56 retail stores operating outside of the U.S. and Canada. All of these retail stores sell the Company’s apparel products directly to consumers.

During the six months ended June 30, 2008, the Company made certain reclassifications within its wholesale segment reporting presentation for 2007 to conform to changes in presentation reflected in management reporting. Specifically, operating expenses for the three and six months ended June 30, 2007 aggregating to $707 and $1,394, respectively, have been reclassified to cost of sales. The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Inter-segment sales are recorded at standard costs. Variances between standard costs and actual costs are reflected entirely in the U.S. Wholesale segment.

The following table presents key financial information for the Company’s business segments:

	Three Months Ended June 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$41,011	$39,039	$16,512	$36,409	$132,971
Gross profit	11,649	29,406	11,428	26,587	79,070
Income from operations	4,128	8,049	4,213	8,320	24,710
Inter-segment sales (eliminated in consolidation)	39,902	—	—	—	—
Depreciation and amortization	1,758	1,453	552	924	4,687
Capital expenditures	4,327	7,264	1,010	5,917	18,518
Deferred rent expense (benefit)	(42)	640	105	1,452	2,155

	Three Months Ended June 30, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$35,446	$27,762	$10,899	$21,623	$95,730
Gross profit	10,242	21,849	7,380	14,602	54,073
Income from operations	4,563	6,333	760	5,237	16,893
Inter-segment sales (eliminated in consolidation)	23,256	—	—	—	—
Depreciation and amortization	1,252	1,072	466	444	3,234
Capital expenditures	427	1,434	142	1,642	3,645
Deferred rent expense (benefit)	(37)	419	22	66	470

	Six Months Ended June 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$78,446	$72,163	$28,675	$65,321	$244,605
Gross profit	19,370	54,482	19,979	46,988	140,819
Income from operations	6,219	13,690	5,917	13,245	39,071
Inter-segment sales (eliminated in consolidation)	59,374	—	—	—	—
Depreciation and amortization	3,178	2,878	1,054	1,781	8,891
Capital expenditures	9,433	11,181	1,849	8,607	31,070
Deferred rent expense (benefit)	(106)	1,660	212	1,894	3,660

	Six Months Ended June 30, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$64,838	$48,979	$18,039	$37,377	$169,233
Gross profit	20,818	38,396	11,880	24,963	96,057
Income from operations	12,481	9,160	1,263	7,265	30,169
Inter-segment sales (eliminated in consolidation)	34,400	—	—	—	—
Depreciation and amortization	2,471	2,060	786	763	6,080
Capital expenditures	500	2,248	247	2,703	5,698
Deferred rent expense (benefit)	(74)	783	56	91	856

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Reconciliation to Income before Income Taxes
Consolidated income from operations of reportable segments	$24,710	$16,893	$39,071	$30,169
Corporate expenses	(9,082)	(4,813)	(19,078)	(11,896)
Interest expense	(3,699)	(4,792)	(7,037)	(8,752)
Other income (expense)	(981)	385	(769)	542
Foreign currency gain (loss)	(476)	(177)	2	(223)

Consolidated Income Before Income Taxes	$10,472	$7,496	$12,189	$9,840

Net sales by location of customer
United States	$80,050	$63,208	$150,609	$113,817
Canada	16,512	10,899	28,675	18,039
Germany	19,503	11,183	34,231	19,511
United Kingdom	8,208	4,490	15,029	7,982
Korea	2,848	2,696	5,546	4,269
Japan	3,721	2,660	7,041	4,471
Other foreign countries	2,129	594	3,474	1,144

Total Consolidated Net Sales	$132,971	$95,730	$244,605	$169,233

Long-lived assets—Property and equipment, net, is summarized as follows:

	June 30, 2008	December 31, 2007
United States	$61,518	$43,984
Canada	7,145	6,623
Germany	10,797	7,273
United Kingdom	6,348	4,594
Korea	654	512
Japan	2,440	1,636
Other foreign countries	1,555	246

Consolidated Long-lived Assets	$90,457	$64,868

Identifiable assets by segment
U.S. Wholesale	$156,501	$125,422
U.S. Retail	73,534	59,961
Canada	21,233	16,506
International	44,954	31,461

Total Assets	$296,222	$233,350

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	June 30, 2008	December 31, 2007
Total assets	22.3%	20.6%
Total liabilities	20.5%	17.4%

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net sales by class of customer:
Wholesale	$51,684	$44,425	$98,745	$81,369
Retail	81,287	51,305	145,860	87,864

Total Consolidated Net Sales	$132,971	$95,730	$244,605	$169,233

Note 13. Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. Most of these matters are covered by insurance which the Company expects will be sufficient to cover all litigation costs, potential settlements or any adverse judgments, except for any applicable deductible or retention amounts. Accordingly, the Company does not expect that any of its pending legal proceedings will have any material financial impact on the Company’s results.

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

During the six months ended June 30, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding current legal proceedings.

Note 14. Subsequent Events

On July 2, 2008, to supplement the Company’s warehouse operations, the Company entered into a lease on a warehouse in Los Angeles, California with approximately 300,000 square feet of space. The lease has an initial term of 10 years and 5 months, with an initial annual rent of $795.

On July 29, 2008, the Company entered into an agreement to purchase the leasehold interests of seven retail locations for cash consideration of $630. Total rent in the amount of approximately $246 per month commenced in August 2008 for the seven leases with terms that expire at various times between January 2012 and January 2018. The total future minimum lease payments on these leases is estimated to be $20,700 through January 2018.

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

Nature of Operations

The Company is a vertically integrated manufacturer, distributor, and retailer of fashion basic apparel. As of June 30, 2008, American Apparel operate 195 retail stores in 16 countries. The Company also operates a wholesale business that supplies T-shirts and other casual wear to distributors and screen printers.

The Company conducts it primary manufacturing operations out of an 800,000 square foot facility in downtown Los Angeles. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates a knitting facility in Los Angeles where it makes about one third of the fabric the Company uses in manufacturing. A Company owned dye house dyes one third of the raw fabric the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dye facility, which began operations in January 2008.

In addition, on May 9, 2008, the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant.

Because the Company’s manufacturing process is vertically integrated and based in the United States, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s garments are noted for their quality and fit, and the Company’s distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Retail, U.S. Wholesale, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Retail segment includes the Company’s retail operations in the U.S. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The business segments’ results exclude corporate expenses, which consist of the shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the three and six months ended June 30, 2008 and 2007 are included in the Condensed Consolidated Financial Statements contained herein.

As of June 30, 2008, the U.S. Retail segment consisted of 109 retail stores in the United States and the U.S. Wholesale segment consisted of wholesale operations and online operations in the U.S. As of June 30, 2008, the Canada segment consisted of 30 retail stores along with wholesale and online operations in Canada while the International segment consisted of 56 retail stores in 14 countries, 9 online storefronts, and 7 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Germany, France, Italy, the Netherlands, Sweden, Switzerland, Israel, Mexico, Australia, Japan, South Korea, Belgium, and Spain.

For the three months ended June 30, 2008, 30.8% of the Company’s net revenue was generated from U.S. Wholesale operations, 29.4% from U.S. Retail operations, 12.4% from Canada operations and 27.4% from International operations. For the three months ended June 30, 2007, 37.0% of American Apparel’s net sales were generated from U.S. Wholesale operations, 29.0% from U.S. Retail operations, 11.4% from Canada Operations and 22.6% from International operations. For the six months ended June 30, 2008, 32.1% of the Company’s net sales were generated from U.S. Wholesale operations, 29.5% from U.S. Retail operations, 11.7% from Canada operations and 26.7% from International operations. For the six months ended June 30, 2007, 38.3% of the Company’s net sales were generated from U.S. Wholesale operations, 28.9% from U.S. Retail operations, 10.7% from Canada operations and 22.1% from International operations

During the period from July 1, 2007 through June 30, 2008, the Company increased its U.S.-based retail stores from 95 to 109 and increased its Canada based stores from 25 to 30, while establishing an additional 24 retail outlets and closing 2 stores internationally. The following table details the growth in retail store activity during the three and six months ended June 30, 2008 and 2007.

	United States	Canada	International	Total
Three Months Ended June 30, 2007
Open at April 1, 2007	93	25	31	149
Opened	2	0	3	5
Closed	0	0	0	0

Total as of June 30, 2007	95	25	34	154

Three Months Ended June 30, 2008
Open at April 1, 2008	106	29	51	186
Opened	3	1	5	9
Closed	0	0	0	0

Total as of June 30, 2008	109	30	56	195

	United States	Canada	International	Total
Six Months Ended June 30, 2007
Open at January 1, 2007	93	26	28	147
Opened	2	0	6	8
Closed	0	(1)	0	(1)

Total as of June 30, 2007	95	25	34	154

Six Months Ended June 30, 2008
Open at January 1, 2008	105	30	47	182
Opened	4	1	10	15
Closed	0	(1)	(1)	(2)

Total as of June 30, 2008	109	30	56	195

Comparable Store Sales

Comparable store sales are defined as the change in sales for stores that have been open for more than 12 months. The table below shows the percentage increase in comparable store sales of the Company, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, including the number of stores included in the comparison at the end of each period.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Comparable store sales increase from prior year period	23%	24%	29%	21%
Number of stores in comparison at end of period	145	115	145	115

Executive Summary

For the three months ended June 30, 2008, the Company reported net sales of $133.0 million, an increase of $37.3 million, or 38.9%, over the $95.7 million reported for the three months ended June 30, 2007. The increase in net sales was primarily the result of expansion in the U.S. Wholesale and U.S. Retail distribution channels, the Canada retail distribution channel and the International retail distribution channel, as the Company added new store locations and expanded its product offerings in existing stores. The Company selects new store locations based upon consideration of a number of factors, including projected sales potential, financial requirements of the prospective lease agreement, co-tenancy, as well as ancillary benefits such as increase in brand recognition. During 2007, the Company expanded its fabric offerings which facilitated introduction of new styles across the wholesale and retail distribution channels. As many as thirty new styles were added to the retail distribution channel of which the most notable was the addition of denim products. American Apparel saw comparable store sales increase 23% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Gross profit percentage for the Company increased to 59.5% in the three months ended June 30, 2008 compared to 56.5% for the three months ended June 30, 2007. This increase is attributed to a sales mix during the period which included a higher amount of retail sales from the expansion of the U.S. Retail segment and International segment which generate a higher margin than the Company’s U.S. Wholesale segment.

During the period, the Company hired a significant number of new manufacturing employees to support the anticipated increased production activity throughout the first half of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Typically, gross margin in the U.S. Wholesale distribution channel is negatively impacted during periods in which the Company undergoes an increased level of hiring.

As of April 1, 2008, the Company successfully completed the first phase of the implementation of an Enterprise Resources Planning (ERP) system. This first phase included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. Direct costs incurred in the implementation during the three and six months ended June 30, 2008 were $759,000 and $1.2 million, respectively. In addition, certain indirect costs and inefficiencies related to the changeover of various system components had a minor negative impact upon the results of operations in 2008. Nonetheless, going forward the improvements in operating information and control systems are expected to be substantial. The Company has entered the second phase of the implementation, which will include the financial accounting and control systems for the Company’s U.S. operations. Completion of the second phase is scheduled for completion in 2009.

The Company’s net income for the three months ended June 30, 2008 increased to $6.8 million compared to $4.8 million for the three months ended June 30, 2007.

In the three months ended June 30, 2008, 29.4% of the Company’s net revenue was generated from U.S. Retail operations, 30.8% from U.S. Wholesale operations, 12.4% from Canada operations and 27.4% from International operations. Total net revenue for the three months ended June 30, 2008 was $133.0 million and total net income for the same period was $6.8 million.

In the six months ended June 30, 2008, 29.5% of the Company’s net revenue was generated from U.S. Retail operations, 32.1% from U.S. Wholesale operations, 11.7% from Canada operations and 26.7% from International operations. Total net revenue for the six months ended June 30, 2008 was $244.6 million and total net income for the same period was $7.9 million.

The Company’s net income for the six months ended June 30, 2008 increased to $7.9 million compared to $6.5 million for the six months ended June 30, 2007.

Management of the Company believes that its revenue growth has been enhanced by the addition of new stores, increased online sales, and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To build on this trend in retail revenue growth, the Company is looking to grow its

U.S. Retail segment, and the retail portion of its International and Canada segments. As of June 30, 2008, the Company had signed leases for an additional 44 store locations that it expects to open in the near future. Additionally, the Company is currently selecting, negotiating and reviewing additional new store locations in both domestic and foreign markets.

As the Company’s business grows, management is evaluating its existing systems. It is expected that the new ERP system will enable the Company to purchase more efficiently, as well as manage the supply chain and inventory more efficiently. The Company, while currently able to meet its production requirements using both internal and third party resources, is developing strategies to increase its internal production capacity to meet future needs.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (“FIFO”) method. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, the Company will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first and second quarters in anticipation of the peak selling season which occurs during the summer months of the second and third quarters of the year. At such times, the Company will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup precedes the selling season, management maintains the existing provision for inventory obsolescence until the peak selling season has passed and the accumulated sales data provides a better basis for an update of management’s estimate of this provision. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the Company’s production facilities. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pool are estimated. The Company determines its normal capacity based upon the amount of direct labor minutes in a reporting period.

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

The Company periodically evaluates acquired assets and its retail stores for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets as well as other long lived assets are impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to various matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. The Company currently does not believe, based upon information available at this time, that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, results of operations or cash flows. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Equity

The Company intends to use stock options and other stock-based awards to reward long-term performance. The Company believes that providing a meaningful portion of an executive’s total compensation package in stock options and other stock-based awards will align the incentives of its executives with the interests of stockholders and with the Company’s long-term success. The Company expects the compensation committee and Board to develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to executives, sufficient to retain, motivate and adequately award the executives.

Equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by the Company’s Board and was approved by the stockholders for their consideration at the special meeting. The 2007 Performance Equity Plan reserves 7,710,000 shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal.” Approximately 4,808 shares have been granted under the plan as of June 30, 2008 to each non-employee director. As of June 30, 2008, the Company has not awarded any shares of common stock to employees or officers. It is anticipated that all options granted under the plan in the future will have an exercise price at least equal to the fair market of American Apparel’s common stock on the date of grant.

Any equity compensation expense will be accounted for under the rules of SFAS No. 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require the Company to record cash compensation as an expense at the time the obligation is accrued.

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30
	2008		2007
	Amount	%	Amount	%
Net sales	$132,971	100.0%	$95,730	100.0%

Cost of sales	53,901	40.5%	41,657	43.5%

Gross profit	79,070	59.5%	54,073	56.5%

Operating expenses	63,442	47.7%	41,993	43.9%

INCOME FROM OPERATIONS	15,628	11.8%	12,080	12.6%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	3,699	2.8%	4,792	5.0%

Foreign currency transaction gain	476	0.4%	177	0.2%

Other (income) expense	981	0.7%	(385)	(0.4)%

INCOME BEFORE INCOME TAXES	10,472	7.9%	7,496	7.8%

Income tax provision	3,681	2.8%	2,703	2.8%

NET INCOME	$6,791	5.1%	$4,793	5.0%

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes			$7,496	7.8%
Pro forma provision for income taxes			2,857	3.0%

Pro forma net income			$4,639	4.8%

Proforma basic earnings per share			$.10
Proforma diluted earnings per share			$.10

NET SALES: The following table sets forth the Company’s net sales for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and provides key breakdowns within each segment of significant net sales growth from period to period. Net Sales were as follows:

	Three Months Ended				Change
	June 30, 2008		June 30, 2007
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
NET SALES
U.S.—Wholesale	$41,011	30.8%	$35,446	37.0%	5,565	15.7%
U.S.—Retail	39,039	29.4%	27,762	29.0%	11,277	40.6%
Canada	16,512	12.4%	10,899	11.4%	5,613	51.5%
International	36,409	27.4%	21,623	22.6%	14,786	68.4%

Total net sales	$132,971	100.0%	$95,730	100.0%	$37,241	38.9%

Net sales increased $37.2 million, or 38.9%, from $95.7 million for the three months ended June 30, 2007 to $133.0 million for the three months ended June 30, 2008.

A significant factor contributing to the growth in net sales period to period was the expansion of the Company’s retail operations in the U.S. Retail segment, Canada segment and International segment. This was evidenced by the net increase of 46 new retail stores comprising a net increase of 16 new retail stores in the U.S. Retail segment, 5 new retail stores in the Canada segment, and 25 new retail stores in the International segment during the period from April 1, 2007 through June 30, 2008.

Additionally, the Company’s net sales from comparable stores increased 23% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Company’s net sales in the U.S. Retail segment also increased due to the increased focus on building brand awareness and targeted advertising campaigns in the Company’s retail business in the U.S. as further described below.

U.S. Wholesale: Net sales for the U.S. Wholesale segment increased $5.6 million, or 15.7%, from $35.4 million for the three months ended June 30, 2007 to $41.0 million for the three months ended June 30, 2008. This increase was partly due to an increase in online sales due to strategic advertising and increased brand awareness. Online sales increased $1.8 million from $3.3 million for the three months ended June 30, 2007 to $5.1 million for the three months ended June 30, 2008. Sales also increased as a result of organic growth in the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the Company’s ability to meet customer demand through increased stock of inventory on hand. During the three months ended June 30, 2008, the Company went through a phase of increased production in order to meet customer demand for the peak sales season which occurs during the summer months of the second and third quarters.

U.S. Retail: Net sales for the U.S. Retail segment increased $11.3 million, or 40.6%, from $27.8 million for the three months ended June 30, 2007 to $39.0 million for the three months ended June 30, 2008. Growth was fueled by the increased number of retail stores in key markets in 2008 as compared to the same period in 2007. The number of open retail stores increased to 109 retail stores as of June 30, 2008 from 95 retail stores as of June 30, 2007. Comparable store sales in the U.S. Retail segment increased 27%, for the three months ended June 30, 2007. Comparable store sales are calculated as the sales increase over the prior year comparable period for stores that have been open for at least twelve months.

Canada: Net sales for the Canada segment increased $5.6 million, or 51.5%, from $10.9 million for the three months ended June 30, 2007 to $16.5 million for the three months ended June 30, 2008. This was a result of the addition of five new retail stores in key markets in Canada, as well as 34% increase in comparable same store sales in the three months ended June 30, 2008. The number of open retail stores increased to 30 retail stores as of June 30, 2008 from 25 retail stores as of June 30, 2007. Canada wholesale and online sales increased $0.5 million, or 15.2%, from $3.3 million for the three months ended June 30, 2007 to $3.8 million for the three months ended June 30, 2008. This increase was attributed to the Company’s increased efforts to expand the Company’s wholesale and online customer base in Canada.

International: Net sales for the International segment increased $14.8 million, or 68.4%, from $21.6 million for the three months ended June 30, 2007 to $36.4 million for the three months ended June 30, 2008. This increase was primarily due to the net increase of 22 retail stores in the International segment, from 34 retail stores as of June 30, 2007 to 56 retail stores as of June 30, 2008. Comparable same store sales in the International segment increased 12% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. In the three months ended June 30, 2008, the Company opened 1 new store in each of Japan, the United Kingdom, Spain, Italy and the Netherlands. During the three months ended June 30, 2008, approximately $3.9 million and $2.9 million of sales were generated by wholesale and online sales, respectively, compared with $4.3 million and $1.4 million of sales for wholesale and online sales, respectively, for the three months ended June 30, 2007. The decrease in wholesale sales was due to reduced wholesale operations in Asia while the increase in online sales was attributable to increased brand awareness in international markets.

Cost of Sales: Cost of sales decreased as a percentage of net sales from 43.5% for the three months ended June 30, 2007 to 40.5% for the three months ended June 30, 2008. This decrease was primarily due to the change in the overall sales mix during the three months ended June 30, 2008 which included a higher level of retail sales as a result of the expansion of the retail business in the U.S. Retail segment, Canada segment and International segment which generate a higher gross margin than the U.S. Wholesale segment.

During the period, the Company hired approximately 1,400 additional manufacturing employees to support the anticipated increase in demand or the Company’s products throughout the remainder 2008. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of new employees reaches a normalized level within 90-120 days of the date of hire. Typically, gross margins in the U.S. Wholesale segment have been negatively impacted during periods where the Company has underwent an increased level of hiring.

Freight and duty costs increased by $1.4 million during the three months ended June 30, 2008 largely as a result of increased transportation costs.

To further supplement the Company’s in-house production capacity, in May 2008, the Company acquired an existing fabric dyeing & finishing facility in Garden Grove, California. In addition to providing substantial new dyeing capacity, the facility has available production space in which the Company is adding knitting capacity. The facility was formerly a contract dyeing operation which was a vendor of the Company, and operations were not interrupted by the acquisition.

On July 2, 2008, to supplement the Company’s warehouse operations, the Company entered into a lease on a warehouse in Los Angeles, California with approximately 300,000 square feet of space. The lease has an initial term of 10 years and 5 months, with an initial annual rent of approximately $795,000.

Gross profit: Gross profit percentage increased from 56.5% of net sales for the three months ended June 30, 2007 to 59.5% of net sales for the three months ended June 30, 2008. Gross margin benefited from an increase in the mix of sales coming from retail sales versus wholesale, along with an increase in online consumer sales. This benefit was partially offset by the hiring of a significant number of new manufacturing employees to support increased production which continued through the second quarter.

OPERATING EXPENSES: The following table sets forth the Company’s operating expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 (dollars in thousands).

	Three Months Ended				Change
	June 30, 2008		June 30, 2007
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$39,257	61.9%	$28,307	67.4%	$10,950	38.7%
Warehouse and Distribution	4,069	6.4%	1,998	4.8%	2,071	103.7%
General and Administrative	20,116	31.7%	11,688	27.8%	8,428	72.1%

Total operating expenses	$63,442	100.0%	$41,993	100.0%	$21,449	51.1%

Operating Expenses: Operating expenses increased $21.4 million, or 51.1%, from $42 million for the three months ended June 30, 2007 to $63.4 million for the three months ended June 30, 2008. Operating expenses include:

Selling Expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the three months ended June 30, 2008 were $39.3 million, which represented 29.5% of net sales, as compared to $28.3 million for the three months ended June 30, 2007, which represented 29.6% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s products throughout all of its segments.

Advertising costs attributable as selling expenses for the three months ended June 30, 2008 were $5.3 million, representing 4.0% of net sales, compared with $3.1 million, or 3.2% of net sales for the three months ended June 30, 2007. Advertising costs increased $2.2 million mainly due to expenses incurred to promote the Company’s brand and products primarily online, but also through print media.

The number of open stores increased from 154 as of June 30, 2007 to 195 as of June 30, 2008, resulting in an increase in rent and occupancy costs of $3.7 million. Expenses for store maintenance and store supplies increased $0.3 million, due to an increase in the number of stores operated.

Payroll costs increased from $11.8 million for the three months ended June 30, 2007 to $15.9 million for the three months ended June 30, 2008, for an increase of $4.1 million. This increase in payroll costs was a result of increased staffing levels to support an increased number of stores and higher sales volumes at existing stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent and, IT labor and costs. Pre-opening costs for the U.S. Retail segment totaled $1.3 million for the three months ended June 30, 2008, relating to 24 stores, compared with $0.5 million for the three months ended June 30, 2007. There was a total of $1.2 million in pre-opening expenses in the International segment for the three months ended June 30, 2008, associated with 24 stores, compared with $1.5 million for the three months ended June 30, 2007.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the three months ended June 30, 2008 were $4.1 million as compared to $2.0 million for the three months ended June 30, 2007; an increase of $2.1 million or 103.7%. These expenses represented 3.1% and 2.1%, respectively, of the total net sales for the three months ended June 30, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $1.7 million in staffing expenses necessary to support increased volume and sales growth primarily in the retail business.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2008 were $20.1 million, as compared to $11.7 million for the three months ended June 30, 2007, an increase of $8.4 million or 72.1%. General and administrative expenses represented 15.1% and 12.2% of total net sales for the three months ended June 30, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $4.7 million primarily due to an increase in accounting and professional fees, including fees related to Sarbanes-Oxley compliance as well as due to growth in administrative structure required to support the growth in the company’s retail business. The total number of retail stores increased from 154 opened stores at June 30, 2007 to 195 opened stores at June 30, 2008. In addition, corporate overhead expenses increased by $4.3 million, from $4.8 million for the three months ended June 30, 2007 to $9.1 million for the three months ended June 30, 2008.

The increase in corporate overhead expenses was the result of additional expenses for higher salaries and payroll related expenses and professional fees due to increased staffing and the regulatory environment of operating as a public company in 2008. Of the increase in corporate expenses of $4.3 million, salaries and payroll related expenses increased by $0.7 million and professional and consulting fees increased by $2.1 million. Salaries and payroll related expenses were $2.9 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. Professional and consulting fees were $3.3 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. The $2.1 million increase primarily related to an increase of $0.7 million in accounting fees directly related to public company reporting and compliance requirements, $0.7 million in legal fees and $0.7 million in consulting fees related to review work required under the Sarbanes-Oxley Act of 2002 and other initiatives.

Interest Expense: The major components of interest expense for the three months ended June 30, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. The Company used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding as of June 30, 2008. The reduction in the level of debt in 2008 resulted in a $1.1 million decrease in interest expense from $4.8 million for the three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008. Interest rates on debt ranged from 6% to 21% during the three months ended June 30, 2008. Interest expense represented 2.8% and 5.0% of the total net sales for the three months ended June 30, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the three months ended June 30, 2008. Interest expense also included approximately $0.5 million of loan fees, consisting of waiver fees and legal fees relating to renegotiating the terms of the Company’s credit agreements.

Other Income (Expense): Other expense was $1.0 million for the three months ended June 30, 2008 as compared to other income of $0.4 million for the three months ended June 30, 2007. The increase in other expense is attributable to tariff charges assessed and prior uncollected receivables. Other expense represented 0.7% of the total net sales for the three months ended June 30, 2008 as compared to (0.4)% for the three months ended June 30, 2007.

Income Taxes: Income tax provision increased from $2.7 million for the three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008.

Prior to July 1, 2004, Old American Apparel operated as a C corporation under U.S. tax law. Effective July 1, 2004, the stockholders elected to be taxed under Subchapter S of the Internal Revenue Code (the “S Corporation Election”). During the period of the S Corporation Election, federal income taxes and certain state taxes were the responsibility of Old American Apparel’s stockholders. The S Corporation Election terminated with the consummation of the Merger on December 12, 2007. As a result of the change of Old American Apparel’s S corporation status for U.S. tax purposes to the C corporation status on December 12, 2007, the deferred tax assets and liabilities were adjusted to reflect the change in federal and state tax rates applicable to C corporations.

Where applicable, state income taxes are provided by the Company at the applicable statutory rates multiplied by pre-tax income. The Company and its subsidiaries file income tax returns in various states and foreign jurisdictions.

Net Income: The Company’s net income for the three months ended June 30, 2008 increased by approximately $2.0 million from the net income for the three months ended June 30, 2007 due to the various factors described above.

For the three months ended June 30, 2008, American Apparel’s basic and diluted earnings per share was approximately $0.10 for each of the three month periods ended June 30, 2008 and 2007. The number of shares outstanding changed in 2008 due to the redemption of approximately 16,153 Warrants, and the repurchase of approximately 1,433 common shares.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in Thousands, except per share amounts)

	Six Months Ended June 30
	2008		2007
	Amount	%	Amount	%
Net sales	$244,605	100.0%	$169,233	100.0%

Cost of sales	103,786	42.4%	73,176	43.2%

Gross profit	140,819	57.6%	96,057	56.8%

Operating expenses	120,826	49.4%	77,784	46.0%

INCOME FROM OPERATIONS	19,993	8.2%	18,273	10.8%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	7,037	2.9%	8,752	5.2%

Foreign currency transaction gain	(2)	0.0%	223	0.1%

Other (income) expense	769	0.3%	(542)	(0.3)%

INCOME BEFORE INCOME TAXES	12,189	5.0%	9,840	5.8%

Income tax provision	4,294	1.8%	3,364	2.0%

NET INCOME	$7,895	3.2%	$6,476	3.8%

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes			$9,840	5.8%
Pro forma provision for income taxes			3,751	2.2%

Pro forma net income			$6,089	3.6%

Pro forma basic earnings per share			$.13
Pro forma diluted earnings per share			$.13

NET SALES: The following table sets forth the Company’s net sales for the six months ended June 30, 2008 as compared to June 30, 2007 and provides key breakdowns within each segment of significant net sales growth from period to period. Net Sales were as follows:

	Six Months Ended				Change
	June 30, 2008		June 30, 2007
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
NET SALES
U.S.—Wholesale	$78,446	32.1%	$64,838	38.3%	$13,608	21.0%
U.S.—Retail	72,163	29.5%	48,979	28.9%	23,184	47.3%
Canada	28,675	11.7%	18,039	10.7%	10,636	59.0%
International	65,321	26.7%	37,377	22.1%	27,944	74.8%

Total net sales	$244,605	100.0%	$169,233	100.0%	$75,372	44.5%

Net sales increased $75.4 million, or 44.5%, from $169.2 million for the six months ended June 30, 2007 to $244.6 million for the six months ended June 30, 2008.

A significant factor contributing to the growth in net sales period to period was the expansion of the Company’s retail operations in the U.S. Retail segment, the Canada segment and the International segment. This was evidenced by the net increase of 48 new retail stores comprising a net increase of 16 new retail stores in the U.S. Retail segment, 4 new retail stores in the Canada segment, and 28 new retail stores in the International segment during the period January 1, 2007 through June 30, 2008.

Additionally, the Company’s net sales from comparable stores increased 29% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was the Company’s increased focus on building brand awareness and targeted advertising campaigns as further described below.

U.S. Wholesale: Net sales for the U.S. Wholesale segment increased $13.6 million, or 21.0%, from $64.8 million for the six months ended June 30, 2007 to $78.4 million for the six months ended June 30, 2008. This increase was partly due to an increase in online sales due to strategic advertising and increased brand awareness. Online sales increased $5.0 million for the six months ended June 30, 2007 to $10.8 million for the six months ended June 30, 2008. Sales also increased as a result of organic growth in the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the Company’s ability to meet customer demand through increased stock of inventory on hand. During the first half of 2008, the Company went through a phase of increased production in order to meet customer demand during the peak sales season.

U.S. Retail: Net sales for the U.S. Retail segment increased $23.2 million, or 47.3%, from $49.0 million for the six months ended June 30, 2007 to $72.2 million for the six months ended June 30, 2008. Growth was fueled by the increased number of retail stores in key markets in 2008 as compared to the same period in 2007. The number of open retail stores increased to 109 retail stores as of June 30, 2008 from 95 retail stores as of June 30, 2007. Comparable store sales in the U.S. Retail segment increased 33% for the six months ended June 30, 2008. Comparable store sales are calculated as the sales increase over the prior year comparable period for stores that have been open at least 12 months.

Canada: Net sales for the Canada segment increased $10.6 million, or 59.0%, from $18.0 million for the six months ended June 30, 2007 to $28.7 million for the six months ended June 30, 2008. This was a result of the addition of new retail stores in key markets in Canada, as well as a 38% increase in comparable same store sales in the six months ended June 30, 2008. The number of open retail stores increased to 30 retail stores as of June 30, 2008 from 25 retail stores as of June 30, 2007. Canada wholesale and online sales increased $1.1 million, or 19.2%, from $5.8 million for the six months ended June 30, 2007 to $7.0 million for the six months ended June 30, 2008. This increase was attributed to the Company’s increased efforts to expand the Company’s wholesale customer base in Canada.

International: Net sales for the International segment increased $27.9 million, or 74.8%, from $37.4 million for the six months ended June 30, 2007 to $65.3 million for the six months ended June 30, 2008. This increase was primarily due to the net increase of 22 retail stores in the International segment, from 34 retail stores as of June 30, 2007 to 56 retail stores as of June 30, 2008. Comparable same store sales in the International segment increased 19% for the six months ended June 30, 2008. In the six months ended June 30, 2008, the Company opened 1 new store in each of Japan, the United Kingdom, Spain, Italy and the Netherlands. During the six months ended June 30, 2008, approximately $7.8 million and $5.5 million of the sales were generated by wholesale and online sales, respectively, compared with $8.3 million and $2.4 million of sales for wholesale and online sales, respectively, for the six months ended June 30, 2007.

Cost of Sales: Cost of sales as a percentage of net sales was 42.4% and 43.2% for each of the six month periods ended June 30, 2008 and 2007, respectively. The decrease in cost of sales percentage was primarily due to the change in the overall sales mix during the six months ended June 30, 2008 which included a higher level of retail sales as a result of the expansion of the retail business in the U.S. Retail segment, the Canada segment, and the International segment which generate higher gross margins than the U.S. Wholesale segment.

During the period, the Company hired approximately 1,400 additional manufacturing employees to support the anticipated increase in demand for the Company’s products throughout the remainder of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of new employees reaches a normalized level within 90-120 days of the date of hire. Typically, gross margins in the U.S. wholesale segment have been negatively impacted during periods where the Company has underwent an increased level of hiring.

Freight and duty costs increased by $3.1 million during the six months ended June 30, 2008 largely as a result of increased transportation costs.

To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dyeing and finishing facility, which began operations in 2008. The new dyeing and finishing facility in South Gate, California is capable of dyeing completely sewn garments and the purchase of these assets added garment dyeing capability to the Company’s production process. The new facility began production in January 2008 and will further enhance the Company’s capability for in-house quality control. This acquisition included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. Startup expenses typically associated with manufacturing at new facilities resulted in approximately $0.9 million charges in cost of sales, attributable largely to the fact that, at this location, the Company is beginning to manufacture certain denim based new styles which are more costly to manufacture. The $0.9 million of additional cost of sales charges represents approximately 1.0% of the total increase in cost of sales.

To further supplement the Company’s in-house production capacity, in May 2008, the Company acquired an existing fabric dyeing facility in Garden Grove, California. In addition to providing substantial new dyeing capacity, the facility has available production space in which the Company is adding knitting capacity. The facility was formerly a contract dyeing vendor for the Company, and operations were not interrupted by the acquisition.

On July 2, 2008, to supplement the Company’s warehouse operations, the Company entered into a lease on a warehouse in Los Angeles, California with approximately 300,000 square feet of space. The lease has an initial term of 10 years and 5 months, with an initial annual rent of approximately $795,000.

Gross profit: Gross profit percentage increased from 56.8% of net sales for the for the six months ended June 30, 2007 to 57.6% of net sales for the six months ended June 30, 2008. Gross margin benefited from an increase in the mix of sales coming from retail sales versus wholesale, along with an increase in online consumer sales. This benefit was partially offset by the hiring of a significant number of new manufacturing employees to support increased production which continued through the second quarter.

OPERATING EXPENSES: The following table sets forth American Apparel’s operating expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 (dollars in thousands).

	Six Months Ended				Change
	June 30, 2008		June 30, 2007
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$76,039	62.9%	$50,490	64.9%	$25,549	50.6%
Warehouse and Distribution	7,236	6.0%	4,253	5.5%	2,983	70.1%
General and Administrative	37,551	31.1%	23,041	29.6%	14,510	63.0%

Total operating expenses	$120,826	100.0%	$77,784	100.0%	$43,042	55.3%

Operating Expenses: Operating expenses increased from $77.8 million for the six months ended June 30, 2007 to $120.8 million for the six months ended June 30, 2008, which represents an increase of $43 million or 55.3%. Operating expenses include:

Selling Expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the six months ended June 30, 2008 were $76.0 million, which represented 31.1% of net sales, as compared to $50.5 million for the six months ended June 30, 2007, which represented 29.8% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s products throughout all of its segments.

Advertising costs attributable as selling expenses for the six months ended June 30, 2008 were $10.0 million, representing 4.1% of net sales, compared with $4.7 million, or 2.8% of net sales for the six months ended June 30, 2007. Advertising costs increased $5.4 million mainly due to expenses incurred to promote new store openings and to promote the Company’s brand and products, primarily online, but also through print media.

The number of open stores increased from 154 as of June 30, 2007 to 195 as of June 30, 2008, resulting in an increase in rent and occupancy costs of $6.7 million. Expenses for store maintenance and store supplies increased $1.4 million, due to an increase in the number of stores operated.

Payroll costs increased from $21.3 million for the six months ended June 30, 2007 to $30.8 million for the six months ended June 30, 2008, for an increase of $9.5 million. This increase in payroll costs was a result of increased staffing levels to support an increased number of stores and higher sales volumes at existing stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent and IT labor and costs. Pre-opening costs for the U.S. Retail segment totaled $2.2 million for the six months ended June 30, 2008, relating to 25 stores compared with $.6 million for the six months ended June 30, 2007. There was a total of $2.0 million in pre-opening expenses in the International segment for the six months ended June 30, 2008, associated with 29 stores, compared with $2.3 million for the six months ended June 30, 2007.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the six months ended June 30, 2008 were $7.2 million as compared to $4.2 million for the six months ended June 30, 2007, an increase of $3.0 million or 70.1%. These expenses represented 3.0% and 2.5%, respectively, of the total net sales for the six months ended June 30, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $2.7 million in staffing expenses necessary to support increased volume and sales growth, primarily in the retail business.

        General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2008 were $37.6 million, as compared to $23.0 million for the six months ended June 30, 2007, an increase of $14.5 million or 63.0%. General and administrative expenses represented 15.4% and 13.6% of total net sales for the six months ended June 30, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $6.0 million primarily due to an increase in accounting and professional fees, including fees related to Sarbanes-Oxley compliance as well as due to growth in administrative structure required to support the growth in the company’s retail business. The total number of retail stores increased from 154 opened stores at June 30, 2007 to 195 opened stores at June 30, 2008. In addition, corporate overhead expenses increased by $7.2 million, from $11.9 million for the six months ended June 30, 2007 to $19.1 million for the six months ended June 30, 2008.

The increase in corporate overhead expenses was the result of additional expenses for higher salaries and payroll related expenses and professional fees due increased staffing and the regulatory environment of operating as a public company in 2008. Of the increase in corporate expenses of $7.2 million, salaries and payroll related expenses increased by $1.1 million, professional and consulting fees increased by $4.1 million, directors compensation and fees increased by $0.5 million and general corporate overhead expenses increased by the remaining $1.6 million. Salaries and payroll related expenses were $5.3 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively. Professional and consulting fees were $6.5 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively. The $4.1 million increase primarily related to an increase of $1.3 million in accounting fees directly related to public company reporting and compliance requirements, $2.1 million in legal fees and $0.7 million in consulting fees related to review work required under the Sarbanes-Oxley Act of 2002 and other initiatives. Directors’ compensation and fees included expenses of $0.4 million in connection with the grant of common shares pursuant to the 2007 Performance Equity Plan. The initial stock grants, due as of the closing of the Acquisition, were approved by the Board of Directors on February 6, 2008 and the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, each non-employee director was granted of 4,808 shares of common stock using the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards has been accrued as of the six months ended June 30, 2008 and is based upon the closing price per share of common stock on February 6, 2008, the date the shares were granted.

Interest Expense: The major components of interest expense for the six months ended June 30, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. The Company used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding as of June 30, 2008. The reduction in the level of debt in 2008 resulted in a $1.7 million decrease in interest expense from $8.8 million for the six months ended June 30, 2007 to $7.0 million for the six months ended June 30, 2008. Interest rates on debt ranged from 6% to 21% during the six months ended June 30, 2008. Interest expense represented 2.9% and 5.2% of the total net sales for the six months ended June 30, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the six months ended June 30, 2008. Interest expense also included approximately $0.5 million of loan fees, consisting of waiver fees and legal fees relating to renegotiating the terms of the Company’s Credit Agreement.

Other (Income) Expense: Other expense was $0.8 million for the six months ended June 30, 2008 as compared to other income of $0.6 million for the six months ended June 30, 2007. The increase in other (income) expense is attributable to tariff charges assessed and prior uncollected receivables. Other expense represented 0.3% of the total net sales for the six months ended June 30, 2008 as compared to (0.3)% for the six months ended June 30, 2007.

Income Taxes : Income tax provision increased from $3.4 million for the six months ended June 30, 2007 to $4.3 million for the six months ended June 30, 2008.

Prior to July 1, 2004, Old American Apparel operated as a C corporation under U.S. tax law. Effective July 1, 2004, the stockholders elected to be taxed under Subchapter S of the Internal Revenue Code (the “S Corporation Election”). During the period of the S Corporation Election, federal income taxes and certain state taxes were the responsibility of Old American Apparel’s stockholders. The S Corporation Election terminated with the consummation of the Merger on December 12, 2007. As a result of the change of Old American Apparel’s S corporation status for U.S. tax purposes to the C corporation status on December 12, 2007, the deferred tax assets and liabilities were adjusted to reflect the change in federal and state tax rates applicable to C corporations.

Where applicable, state income taxes are provided by the Company at the applicable statutory rates multiplied by pre-tax income. The Company and its subsidiaries file income tax returns in various states and foreign jurisdictions.

Net Income: The Company’s net income for the six months ended June 30, 2008 increased by approximately $1.4 million from the net income for the six months ended June 30, 2007 as a result of the various factors described above.

For the six months ended June 30, 2008, American Apparel’s basic and diluted earnings per share were approximately $0.12 and $0.11 compared to $0.13 for the six month period ended June 30, 2007. The number of shares outstanding changed in 2008 due to the redemption of approximately 16,153 warrants into approximately 13.5 million shares of common stock, and the repurchase of approximately 1,433 common shares.

Liquidity and Capital Resources

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of June 30, 2008, American Apparel had approximately $24.6 million in unrestricted cash. On January 18, 2007, the Company completed a $41.0 million secured debt financing with SOF Investments. During July 2007, the Company executed an agreement to obtain an additional $10 million in financing from SOF Investments. Also, during July 2007, the Company replaced its revolving credit facility of $62.5 million with a revolving credit facility of $75.0 million from LaSalle Bank.

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, 16,153,000 of the 16,165,000 warrants outstanding at December 31, 2007 were exercised. The remaining 12,000 warrants were redeemed by the Company at a price of $.01 per warrant. The net proceeds received by the Company from the warrant exercise amounted to approximately $65.6 million. Along with the net cash proceeds from the Merger, it is expected that net proceeds from exercise of warrants now provide sufficient cash to fund the Company’s business plan for the next twelve months.

Cash bonuses in an aggregate amount of $2.5 million were awarded to non executive officers and certain employees of the Company in recognition of the contributions they made to the successful completion of the Merger and overall growth of the Company. This amount was accrued in the Company’s financial statements as of December 31, 2007 and was paid during the six months ended June 30, 2008.

Cash Flow Overview

Six Months Ended June 30, 2008

For the six months ended June 30, 2008, cash used in operations was $9.3 million. This is a result of net income before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $20.2 million, and a decrease in income taxes payable of $1.6 million, offset by the increase in inventory of $20.9 million, increase in receivables of $2.0 million, increase in prepaid expenses and other current assets of $2.5 million, and a decrease in accounts payable and accrued expenses of $1.7 million. The increase in inventory production levels during the first half of 2008 included raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production as well as selling and administrative staff payroll. Additionally, $2.5 million in costs were incurred relating to the opening of new stores.

For the six months ended June 30, 2008, American Apparel used $34.6 million of cash in investing activities. This is partially a result of increased net investment in property and equipment for the U.S. Wholesale segment by approximately $9.4 million and an increased investment in property and equipment of $11.2 million for the U.S. Retail, $1.8 million in the Canada segment, and $8.6 million in the International segment. Increase in investment in property and equipment for the retail segment was due to the 9 new retail stores that were opened in the three months ended June 30, 2008.

For the six months ended June 30, 2008, cash from financing activities was $48.5 million. This is primarily the result the Company’s principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Proceeds from exercise of warrants amounted to $65.6 million while the borrowings from the credit facility were reduced by $6.2 million during the six month period ended June 30, 2008

The term loan with the SOF Investments is set to mature in January 2009, while the Company’s secured revolving credit facility with LaSalle Bank of $75 million matures on the earlier of July 2012 or 30 days prior to the maturity of the term loan with SOF Investments (unless the term loan is refinanced on terms acceptable to LaSalle Bank). However the Company was in violation of certain covenants during the quarter ended June 30, 2008. During May 2008 and June 2008, the Company received waivers of these covenant violations. LaSalle Bank and SOF Investments have the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of certain debt covenants.

On June 20, 2008, the Registrant, in its capacity as Facility Guarantor, American Apparel (USA), LLC, a subsidiary of the Company, in its capacity as Lead Borrower, and certain other subsidiaries of the Company, in their capacities as Borrowers or Facility Guarantors, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with LaSalle Business Credit, LLC, LaSalle Bank National Association, Wells Fargo Retail Finance, LLC and the lenders party to the Credit Agreement, dated as of July 2, 2007 (as previously amended, the “LaSalle Credit Agreement”). Capitalized terms used but not defined in this description of the Fourth Amendment have the respective meanings set forth in the LaSalle Credit Agreement.

The Fourth Amendment amended the LaSalle Credit Agreement to, among other things: (i) delete financial covenants relating to minimum Consolidated EBITDA, maximum Capital Expenditures, Consolidated Fixed Charge Coverage Ratio,

Senior Debt to Consolidated EBITDA ratio and Adjusted Debt to EBITDAR ratio; (ii) increase Minimum Excess Availability from $3 million to 10% of the lesser of the Borrowing Base and the Revolving Credit Ceiling; (iii) increase the Permitted Indebtedness threshold for capital leases from $15 million to $20 million; (iv) permit the repurchase of up to $30 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; and (vii) increase from 2.00% to 2.50% the applicable margin for LIBOR-based borrowings and increase from zero to 0.50% the applicable margin for borrowings based on the bank’s prime rate.

On June 20, 2008, the Registrant, in its capacity as a Facility Guarantor, American Apparel (USA), LLC, in its capacity as Borrower, and certain other subsidiaries of the Company, in their capacities as Facility Guarantors, entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) with SOF Investments, L.P.—Private IV, as Lender, to amend the Credit Agreement, dated as of July 18, 2007 (as amended, the “SOF Credit Agreement”). Capitalized terms used but not defined in this description of the Seventh Amendment have the respective meanings set forth in the SOF Credit Agreement.

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15 million to $20 million; (iv) permit the repurchase of up to $30,000 of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; (vii) increase the limit on Annual Capital Expenditures to $50,000; and (viii) increase the level of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

Debt Agreements

The following is an overview of American Apparel’s long term and current debt as of June 30, 2008 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	June 30, 2008	Covenant Violations	Reference
Revolving credit line	LaSalle Bank	LIBOR + 2.5%	$40,934	No	a
Revolving credit line (Canada)	Toronto Dominion Bank	Prime + 1.00%	1,395	—	b
Term loan from private investment firm	SOF Investments	16.0%	51,000	No	c
Other			1,303	—

Total long term debt			$94,632
Less current portion of debt			(94,083)

Long-term debt, net of current portion			$549

Capital lease obligations	74 individual leases ranging between $1 - $428	From 3% to 26%	5,712		d
Subordinated notes payable to related parties		6%	6,013		e

Cash overdraft			$3,967

Total debt			$110,324

(a) At June 30, 2008, the Company’s revolving credit facility with LaSalle Bank provided for borrowings up to $75,000. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (2.46% at June 30, 2008) plus 2.5% or the bank’s prime rate (5.0% at June 30, 2008) plus 0.5%, at the Company’s option. The facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (January 18, 2009) unless it is refinanced on terms acceptable to the bank. The average borrowings under this facility during the three months ended June 30, 2008 were $53,112. The bank has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of certain debt covenants.

On June 20, 2008, the Registrant, in its capacity as Facility Guarantor, American Apparel (USA), LLC, a subsidiary of the Company, in its capacity as Lead Borrower, and certain other subsidiaries of the Company, in their capacities as Borrowers or Facility Guarantors, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with LaSalle Business Credit, LLC, LaSalle Bank National Association, Wells Fargo Retail Finance, LLC and the lenders party to the Credit Agreement, dated as of July 2, 2007 (as previously amended, the “LaSalle Credit Agreement”). Capitalized terms used but not defined in this description of the Fourth Amendment have the respective meanings set forth in the LaSalle Credit Agreement.

The Fourth Amendment amended the LaSalle Credit Agreement to, among other things: (i) delete financial covenants relating to minimum Consolidated EBITDA, maximum Capital Expenditures, Consolidated Fixed Charge Coverage Ratio, Senior Debt to Consolidated EBITDA ratio and Adjusted Debt to EBITDAR ratio; (ii) increase Minimum Excess Availability from $3 million to 10% of the lesser of the Borrowing Base and the Revolving Credit Ceiling; (iii) increase the Permitted Indebtedness threshold for capital leases from $15,000 to $20,000; (iv) permit the repurchase of up to $30,000 of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries;

(vi) add the Registrant as a Facility Guarantor; and (vii) increase from 2.00% to 2.50% the applicable margin for LIBOR-based borrowings and increase from zero to 0.50% the applicable margin for borrowings based on the bank’s prime rate.

(b) At June 30, 2008, the CI Companies had another line of credit with a bank that provided for borrowings up to $5,500 (denominated in Canadian Dollars at $5,500) due on demand, bearing interest at the bank’s prime rate (4.75% at June 30, 2008) plus 1%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the CI Companies’ accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory.

(c) On January 18, 2007, the Company completed a $41,000 secured debt financing from SOF Investments L.P. – Private IV. The proceeds of the financing were used to repay American Apparel’s subordinated notes payable held by C3 Capital Partners, L.P., of $15,011 (including principal, interest and fees), and to repay bank term loans of $5,600. Net proceeds related to the secured debt financing amounted to approximately $18,000. On July 2, 2007, the Company obtained an additional $10,000 secured debt financing with SOF Investments under the same terms as the original agreement dated January 18, 2007. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the lender has the right to demand payment in full of all outstanding indebtedness. Any prepayment must include a prepayment premium equal to 3% of the amount prepaid. SOF Investments has the right to accelerate the repayment of the outstanding indebtedness under the credit facilities upon violation of certain debt covenants.

On June 20, 2008, the Registrant, in its capacity as a Facility Guarantor, American Apparel (USA), LLC, in its capacity as Borrower, and certain other subsidiaries of the Company, in their capacities as Facility Guarantors, entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) with SOF Investments, L.P.—Private IV, as Lender, to amend the Credit Agreement, dated as of July 18, 2007 (as amended, the “SOF Credit Agreement”). Capitalized terms used but not defined in this description of the Seventh Amendment have the respective meanings set forth in the SOF Credit Agreement.

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15 million to $20 million; (iv) permit the repurchase of up to $30 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; increase the limit on Annual Capital Expenditures to $50,000; and (viii) increase the level of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

(d) American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2012. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(e) The Company has two loans from the Company’s Chief Executive Officer, one with a principal balance of C$2,200, and one with a principal balance of $3,804. At December 31, 2007, the aggregate balance of these loans was $6,036. At June 30, 2008, the cumulative balance of these loans was $6,013. Both loans bear interest at 6% commencing December 11, 2007, and mature in 2012. During the three months ended June 30, 2008 and 2007, the interest incurred on both loans was $91 and $173, respectively, and $181 and $359 during the six months ended June 30, 2008 and 2007, respectively. Prior to December 11, 2007, these loans were non-interest bearing and without terms of repayment. The Company’s Chief Executive Officer has subordinated this loan in favor of the Toronto Dominion Bank on February 18, 2008. During the six months ended June 30, 2008, $351 was paid to the Chief Executive Officer, of which $135 was repaid in March 2008, $205 was repaid in April 2008, and the remaining balance was repaid in May 2008.

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

Inflation

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Although American Apparel cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Accounting Pronouncements-Newly Issued

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has implemented SFAS No. 157 and has determined that the results did not have a material impact on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has implemented SFAS No. 159 and has determined that the results did not have a material impact on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon effectiveness of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Company does not anticipate SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material the impact on the Company’s consolidated financial statements

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with American Apparel’s credit facilities and foreign currency exchange risk associated with American Apparel’s foreign operations.

Interest Rate Risk

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2008, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $36,000 per month. The Company determined these amounts based on approximately $42.9 million of variable rate borrowings at June 30, 2008, multiplied this amount by 1% and divided by twelve. The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of American Apparel’s operating activities are conducted in U.S. dollars. During the six months ended June 30, 2008, approximately 38.4%, of American Apparel’s sales are denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail merchandise margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of American Apparel’s foreign operations consist of the Canadian dollar for the Canadian operations, the pound Sterling for the U.K. operations, the Euro for the operations in Continental Europe, the Japanese Yen for the operations in Japan, the Korean Won for the operations in South Korea, and the respective local currencies for any of the foreign operations not mentioned.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2008, the Company’s Canadian and Continental European operations held forward exchange contracts in aggregate amounts of $2.2 million and $4.5 million, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2008. At June 30, 2008, losses on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $73,000 primarily related to the Euro forward contracts, and were charged to earnings and accrued expenses on the condensed consolidated balance sheet.

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

Based upon this evaluation and due to material weaknesses existing in our internal controls as of December 31, 2007 (described below), which have not been fully remediated as of June 30, 2008, we have concluded that as of June 30, 2008, our disclosure controls and procedures were ineffective.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. As of December 31, 2007, the following material weaknesses existed:

        1) Ineffective Entity-Level Controls: The Company did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework . Specifically, the Company did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

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

(b) Remediation Activities

Since the merger occurred on December 12, 2007, so close to the Company’s year-end, it was not practical to sufficiently upgrade the Company’s ICFR to the level required of a public company. However, in the first six months of 2008 the Company began implementing the remediation steps outlined below to remediate the material weaknesses identified. In particular, the Company has engaged consultants and additional staff with appropriate credentials and experience US GAAP expertise to assist with the financial closing process and the preparation of the Company’s statements. These remedial steps are ongoing, and the Company has performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Quarterly Report were prepared in accordance with US GAAP and SEC regulations. The Company engaged a qualified firm to assist with our assessment on the effectiveness of the Company’s ICFR based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The qualified firm is assisting the Company management’s assessment of the effectiveness of the Company’s ICFR and in addressing internal control weakness. There can be no assurances that such remediation activities will eliminate all material weaknesses in the future. We are currently in the process of:

1) Ineffective Entity-Level Controls: The Company has added and is continuing to add additional staff with appropriate education and professional qualifications to improve its Entity Level controls. The Company has used additional staffing and selected third parties to improve disclosure and internal controls and to improve the timeliness and accuracy of its financial reporting. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

2) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company has hired additional credentialed professional staff with greater knowledge of US GAAP in both its domestic operations, and in the oversight and management of its foreign operations. In addition, the Company has engaged appropriate professional services firms in order to improve the accuracy of its financial reporting under US GAAP in the primary foreign reporting locations. The Company’s management has a sufficient knowledge to review the work of internal and external subject matter experts, and reviews all workpapers from its foreign operations to ensure compliance with US GAAP. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

3) Inadequate Reviews: Additional Company staffing, along with the use of consultants and new procedures, has substantially improved the review of reconciliations and other processes in both the U.S. and foreign operations. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

4) Inadequate Financial Information Systems: The Company has identified systems and applications that impact financial reporting and is taking actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. The company has adopted an Information Technology framework, is documenting key information technology controls and is addressing control weaknesses that could potentially impact financial reporting. Also, the Company is in the process of implementing an integrated ERP system for its U.S. operations. It has reviewed its personnel and information systems for foreign operations and has added professional staff resources for review and control over financial reporting by the foreign operations. The Company has placed substantial mitigating controls around its heretofore manual consolidation process, and is in the process of evaluating replacement systems for those manual processes to further improve controls and to reduce the time required to produce its financial statements and regulatory filings. In addition, the Company has identified and implemented additional review controls over financial reporting to validate information derived from its information systems and ultimately reported on our financial statements. As the Company continues to upgrade various systems, controls and procedures, and is continuing to make substantial progress toward remediation of its material weaknesses and significant deficiencies.

(c) Changes in ICFR

During the first six months of 2008, the Company’s management has initiated the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. Most of these matters are covered by insurance which the Company expects will be sufficient to cover all litigation costs, potential settlements or any adverse judgments, except for any applicable deductible or retention amounts. Accordingly, the Company does not expect that any of its pending legal proceedings will have any material financial impact on the Company’s results.

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

During the three months ended June 30, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding current legal proceedings.

Item 1A.	Risk Factors

Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the information under “Special Note Regarding Forward-Looking Statements” and the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below, in our other filings with the SEC and under “Special Note Regarding Forward-Looking Statements” are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the six months ended June 30, 2008, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 except for adding the risk factor described below. Please refer to the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 (filed with the SEC on March 17, 2008, March 28, 2008 and April 29, 2008) for a list of the Company’s risk factors.

Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues, operating income, net income and earnings per share, as well as future cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses. We utilize certain foreign currency forward exchange contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. These hedges are designed to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets as well as widening interest rate differentials and the volatility of the foreign exchange market. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results. In addition, while the hedges are designed to reduce volatility over the forward contract period, the contracts are not treated as hedges for accounting purposes, and therefore can create volatility in earnings during the period. The degree to which the Company’s financial results are affected for any given period will depend in part upon the Company’s hedging activities. See also Notes to the Company’s Condensed Consolidated Financial Statements.

Item 6.	Exhibits

10.1	Waiver to Credit Agreement LaSalle Retail Finance, dated May 16, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.2	Waiver to Credit Agreement LaSalle Retail Finance, dated June 5, 2008, among American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), the Borrowers, the Facility Guarantors, LaSalle Business Credit, Wells Fargo, the Lenders, and LaSalle Bank (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein)

10.3	Amendment No. 6 and Waiver to Credit Agreement of American Apparel (USA), LLC (successor by merger to American Apparel, Inc.), dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 to the Quarterly Report on Form 10-Q (File No. 001-32697) filed May 26, 2008 and incorporated by reference herein)

10.4	Amendment No. 7 to Credit Agreement of American Apparel (USA), LLC, dated as of June 20, 2008, by and among the Registrant, American Apparel (USA), LLC, the other Facility Guarantors party thereto and SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.5*	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, American Apparel USA, LLC and all of its subsidiaries and Ken Cieply, former Chief Financial Officer.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer

32.2*	Section 1350 Certification of the Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2008

AMERICAN APPAREL, INC.

By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2008

AMERICAN APPAREL, INC

By:	/s/ WILLIAM T. GOCHNAUER
William T. Gochnauer
Chief Financial Officer
(Principal Financial Officer)