Form 10-Q
period 2008-09-30
AMERICAN APPAREL, INC
filed 2008-11-10
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Common stock, $0.0001 par value 70,787,280 shares outstanding on November 3, 2008.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2008, March 28, 2008 and April 29, 2008) as well as in other reports and document we file with the SEC and include without limitation the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	increasing competition;

•	our ability to hire and retain key personnel and our relationship with our employees;

•	suitable store locations and our ability to attract customers to our stores;

•	effectiveness in carrying out and managing our growth strategy;

•	failure to maintain the value and image of our brand and protect our intellectual property rights;

•	declines in comparable store sales;

•	seasonality;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt and refinance or extend our existing debt.

•	costs of materials and labor;

•	location of our facilities in the same geographic area;

•	manufacturing, supply or distribution difficulties or disruptions;

•	risks of financial nonperformance by customers;

•	investigations, enforcement actions and litigation;

•	compliance with or changes in laws and regulations;

•	costs as a result of operating as a public company;

•	material weaknesses in internal controls;

•	interest rate and foreign currency risks;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations; and

•	general economic and industry conditions, including worsening U.S. and foreign economic conditions and turmoil in the financial markets.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$13,889	$19,292
Trade accounts receivable, net of allowances of $1,293 and $1,876 at September 30, 2008 and December 31, 2007, respectively	19,941	16,602
Other receivables	1,813	1,120
Prepaid expenses and other current assets	6,555	4,498
Inventories, net	153,537	106,434
Deferred taxes, current portion	5,659	4,894

Total Current Assets	201,394	152,840

PROPERTY AND EQUIPMENT, net	104,179	64,868
INTANGIBLE ASSETS, net	4,088	2,286
GOODWILL	1,906	950
DEFERRED TAXES	5,489	3,146
OTHER ASSETS	11,983	9,260

TOTAL ASSETS	$329,039	$233,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Cash overdraft	$4,191	$2,778
Current portion of long-term debt	101,527	99,930
Accounts payable	35,576	15,451
Accrued expenses	22,155	21,877
Income taxes payable	6,321	7,300
Current portion of capital lease obligations	2,393	3,384

Total Current Liabilities	172,163	150,720

LONG-TERM DEBT, net of current portion	485	642
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	5,923	6,036
CAPITAL LEASE OBLIGATIONS, net of current portion	2,239	4,066
DEFERRED RENT	15,531	10,065

TOTAL LIABILITIES	196,341	171,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,220 issued and 70,787 outstanding at September 30, 2008 and 57,595 issued and outstanding at December 31, 2007	7	6
Additional paid-in capital	130,231	57,162
Accumulated other comprehensive (loss) income	(1,512)	865
Retained earnings	14,016	3,788

	142,742	61,821
Less: Treasury stock, 1,433 shares at cost	(10,044)	—

TOTAL STOCKHOLDERS’ EQUITY	132,698	61,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,039	$233,350

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
NET SALES	$154,801	$106,620	$399,406	$275,853
COST OF SALES (including share-based compensation of $12,102 for the three and nine ended September 30, 2008)	77,179	47,760	180,965	120,435

GROSS PROFIT	77,622	58,860	218,441	155,418
OPERATING EXPENSES (including share-based compensation of $432 for the nine months ended September 30, 2008 and related party charges of $155 and $1,111 for the three months ended September 30, 2008 and 2007, respectively, and $464 and $3,217 for the nine months ended September 30, 2008 and 2007, respectively)	70,780	47,148	191,606	124,932

INCOME FROM OPERATIONS	6,842	11,712	26,835	30,486

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense (including related party interest expense of $90 and $479 for the three months ended September 30, 2008 and 2007, respectively, and $271 and $1,291 for the nine months ended September 30, 2008 and 2007, respectively)	3,237	4,397	10,274	13,149
Foreign currency transaction loss (gain)	1,049	(271)	1,047	453
Other (income) expense	(636)	(539)	133	(1,081)

TOTAL INTEREST AND OTHER (INCOME) EXPENSE	3,650	3,587	11,454	12,521

INCOME BEFORE INCOME TAXES	3,192	8,125	15,381	17,965
INCOME TAX PROVISION	859	2,118	5,153	5,482

NET INCOME	$2,333	$6,007	$10,228	$12,483

Weighted average basic shares outstanding	70,257	48,390	69,055	48,390
Weighted average diluted shares outstanding	70,257	48,390	70,157	48,390
Basic earnings per share	$.03	$.12	$.15	$.26
Diluted earnings per share	$.03	$.12	$.15	$.26
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes		$8,125		$17,965
Pro forma provision for income taxes		3,097		6,848

Pro forma net income		$5,028		$11,117

Pro forma basic earnings per share		$.10		$.23
Pro forma diluted earnings per share		$.10		$.23

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$394,833	$279,126
Cash paid to suppliers, employees and others	(375,380)	(272,614)
Interest paid	(9,813)	(12,847)
Income taxes paid	(8,787)	(2,718)
Other	7	266

Net cash provided by (used in) operating activities	860	(8,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,074)	(11,709)
Purchase of net assets under business acquisition	(3,500)	—

Net cash used in investing activities	(55,574)	(11,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	1,429	1,453
Borrowings (payments) under revolving credit facility, net	1,788	(696)
Distributions to stockholders	—	(4,522)
Advances to stockholders, net	—	(214)
Proceeds from exercise of warrants	65,619	—
Repurchase of treasury shares	(10,044)	—
Repurchase of common shares	(5,174)	—
Payment of loan closing costs	—	(1,630)
Payment of merger related costs	—	(549)
Borrowings under notes payable to related parties	—	478
Borrowings under notes payable to unrelated parties	944	1,932
Repayments under notes payable to unrelated parties	(1,224)	(1,178)
Repayment of subordinated note payable to unrelated party	—	(14,201)
Borrowings under term loans and notes payable	—	51,346
Repayment of term loans and notes payable	—	(7,709)
Repayment of capital lease obligations	(3,102)	(1,211)

Net cash provided by financing activities	50,236	23,299

EFFECT OF EXCHANGE RATE ON CASH	(925)	267

NET CHANGE IN CASH	(5,403)	3,070
CASH, beginning of period	19,292	3,780

CASH, end of period	$13,889	$6,850

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income	$10,228	$12,483
Depreciation and amortization	14,314	9,302
Share based compensation	12,625	—
Foreign exchange transaction loss (gain)	1,047	(20)
Loss on disposal of fixed assets and impairment charge	219	42
Imputed interest on stockholder loans	—	443
Deferred rent	5,585	1,056
Bad debt expense	201	(329)
Deferred taxes	(3,132)	—
Increase (decrease) in cash due to changes in assets and liabilities
Trade accounts receivable	(4,182)	(4,855)
Other receivables	(358)	(502)
Inventories	(48,367)	(13,501)
Prepaid expenses and other current assets	(2,288)	(1,314)
Other assets	(5,459)	(2,674)
Accounts payable	19,847	(16,699)
Accrued expenses	1,081	5,003
Income taxes payable	(501)	2,778

Net cash provided by (used in) in operating activities	$860	$(8,787)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$419	$1,889
Reclassification of accrued Directors’ compensation to equity	432	—
Issuance of common stock to employees and consultants	7,020	—

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005, as Endeavor Acquisition Corp. (the “Registrant”), a blank check company formed to acquire an operating business. On December 21, 2005, the Registrant consummated its initial public offering (“Offering”), and on December 18, 2006, entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies.

On November 6, 2007, the Registrant entered into an amended Acquisition Agreement (the “Amended Acquisition Agreement”). The Registrant consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition” or “Merger”). Pursuant to the Amended Acquisition Agreement, Old American Apparel and its affiliates, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc., (the affiliates are collectively referred to as the “CI Companies”) became wholly owned subsidiaries of the Registrant. Upon the completion of the Merger, the Registrant changed its name to American Apparel, Inc. Old American Apparel and the CI Companies are collectively referred to as “American Apparel Companies” and the consolidated entity, including the Registrant, is collectively referred to as the “Company.” For accounting purposes, this business combination has been treated as a reverse merger.

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

Note 2. Completed Merger and Accounting Treatment of the Merger

Dov Charney, a 50% owner of Old American Apparel’s common stock and 100% owner of the CI Companies’ common stock and current Chief Executive Officer (“CEO”) of the Company received from the Registrant 37,258 shares of the Registrant’s common stock in exchange for his ownership interest in Old American Apparel and the CI Companies. The other 50% owner of Old American Apparel’s common stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of the Registrant’s common stock.

Immediately prior to the closing of the Merger (“the Closing”), the Registrant had 19,933 shares of common stock outstanding with a net tangible book value of $121,589, net of $5,494 of transaction costs. The net tangible book value consisted of cash of $123,000, a tax liability of $1,406 and accrued expenses of $5. The net cash proceeds were used as follows: $67,903 was paid to Sang Ho Lim for his ownership interest, $15,764 was paid to Dov Charney and Sang Ho Lim as a Company distribution to settle their estimated personal income tax liabilities as a result of Old American Apparel’s subchapter S Corporation status, $13,323 was used to repay related party and third party debt, and $26,010 was available for working capital.

At the Closing, 8,064 shares of the Registrant’s common stock issued to Dov Charney were placed in escrow until the later of (a) December 12, 2008, the date of the first anniversary of the Closing and (b) the thirtieth day after the date that the Registrant files its Annual Report on Form 10-K for the year ended December 31, 2007 (which report was filed on March 17, 2008), as a fund for the payment of indemnification claims that may be made by the Registrant as a result of any breaches of Old American Apparel’s covenants, representations and warranties in the Amended Agreement and certain lawsuits to which Old American Apparel is a party.

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

Basis of Presentation

The Merger has been accounted for as a “reverse merger” and recapitalization, since the majority stockholder of American Apparel Companies owns a majority of the outstanding shares of the common stock of the Registrant immediately following the completion of the Merger. American Apparel Companies was the accounting acquirer and, consequently, the Merger was treated as a recapitalization of American Apparel Companies. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements for dates and periods prior to December 12, 2007, are those of American Apparel Companies and are recorded at the historical cost basis of American Apparel Companies. The Registrant’s assets and liabilities were consolidated as of December 12, 2007 and were recorded at their net tangible book value; the Registrant’s results of operations were consolidated with American Apparel Companies commencing December 12, 2007.

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

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on March 17, 2008, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

The Company experiences seasonality in its operations, and, accordingly, the results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other quarter or for the full year. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt, lease financing, and more recently by the proceeds received from the exercise of warrants. In January 2007, the Company completed a $41,000 secured debt financing from a private investment firm. During July 2007, the Company executed an agreement to obtain an additional $10,000 in financing from a private investment firm. The Company also replaced its revolving credit facility of $62,500 with an increased revolving facility of $75,000 from a new lender.

As a result of the Merger, the Company repaid $13,323 of related party and third party debt and generated $26,010 of working capital. The Company received proceeds subsequent to December 31, 2007, from the exercise of warrants aggregating $65,619.

As of September 30, 2008, the Company had approximately $13,889 in unrestricted cash and $7,092 available under its revolving credit line. The outstanding balances were $49,249 under the revolving credit line and $51,000 under the private investment firm loan (the “SOF Loan”) as of September 30, 2008. The SOF Loan is due January 18, 2009. The revolving credit line is due on the earlier of July 2, 2012 or December 19, 2008, the date thirty days prior to the due date of the SOF Loan, unless the SOF Loan is renewed under terms acceptable to the revolving credit line lenders. Accordingly, the aggregate outstanding balance of $100,249 from the SOF Loan and the revolving credit line are classified as current liabilities as of September 30, 2008.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50,000 for the fiscal year ending December 31, 2008. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74,000. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings.

The Company is evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement, which currently matures on January 18, 2009. If by December 19, 2008 the Company is unable to extend or renew the SOF Credit Agreement, or refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, all outstanding obligations under the LaSalle Credit Agreement will become due on December 19, 2008. If acceleration of debt obligations were to occur, we cannot be assured that we would be able to obtain alternative financing or that our assets would be sufficient to repay in full our obligations under our debt instruments. The acceleration of any or all amounts due under the SOF loan or other credit facilities could have a material adverse impact on our operations which could result in the need for the Company to modify its current business plan, curtail operations or affect the Company’s ability to continue operations as a going concern.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation. The Company reclassified foreign currency (gain) loss in the amount of $(29) and $472 for the three and nine months ended September 30, 2007, respectively, from cost of sales to foreign currency transaction (gain) loss. The reclassification resulted in a $29 increase to cost of sales and an increase to foreign currency transaction (gain) loss as previously reported for the three months ended September 30, 2007. The reclassification also resulted in a $472 decrease to cost of sales and an increase to foreign currency transaction (gain) loss as previously reported for the nine months ended September 30, 2007. The reclassification did not have any impact on net income or cash flow from operating activities in 2007.

Accounting for Warrants

On December 21, 2005, the Registrant sold 15,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Registrant sold an additional 1,161 Units pursuant to the underwriters’ over-allotment option. Each Unit consisted of one share of the Registrant’s common stock, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitled the holder to purchase from the Registrant one share of common stock at an exercise price of $6.00 commencing the later of the completion of the Merger or December 15, 2006, and expiring on December 14, 2009. The Warrants were redeemable by the Registrant, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock was at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Such notice of redemption was given on February 6, 2008 (see below).

In connection with this Offering, the Registrant issued an option to the representative of the underwriter to purchase 350 Units at an exercise price of $10.00 per Unit (the “Underwriters Purchase Option”). The Underwriters Purchase Option was exercised in December 2007 in a cashless conversion, resulting in the issuance of 204 shares of common stock and 204 Warrants. Additionally, 200 Warrants were exercised in December 2007, resulting in aggregate proceeds of $1,200. As a result, as of December 31, 2007, there were 16,165 Warrants outstanding, all with an exercise price of $6.00 per share.

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

Stock Repurchase

On May 23, 2008, the Registrant’s Board of Directors authorized a common stock repurchase program that allows the Registrant to repurchase up to an aggregate of $25,000 of the Registrant’s outstanding common stock through open market and privately negotiated transactions based on prevailing market conditions and other factors. At September 30, 2008, the Registrant had repurchased 1,433 shares of the Registrant’s common stock for $10,001 at a weighted average price of $6.98 per share, plus brokerage commissions of $43, leaving $14,999 remaining under the program. All of the shares repurchased have been recorded as treasury stock.

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

Comprehensive income consists of net income and foreign currency translation adjustments. A reconciliation of comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$2,333	$6,007	$10,228	$12,483
Foreign currency translation adjustments	(2,927)	419	(2,377)	496

Total comprehensive income (loss)	$(594)	$6,426	$7,851	$12,979

Earnings Per Share

The Company presents earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The effect of the Merger has been given retroactive application in the EPS calculation (Note 2). The common stock issued and outstanding with respect to the pre-Merger stockholders of the Registrant has been included in the EPS calculation since the Closing date of the Merger. All of the Registrant’s issued Warrants, including shares of common stock and warrants issued pursuant to the Underwriter’s Purchase Option, are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the Closing date of the Merger.

The following provides a reconciliation of information used in calculating EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Weighted average shares outstanding used in basic EPS	70,257	48,390	69,055	48,390
Dilutive effect of Warrants	—	—	1,102	—

Weighted average shares outstanding for diluted EPS	70,257	48,390	70,157	48,390

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

Pursuant to the 2007 Plan, the Company’s seven non-employee directors each received a stock grant (of fully vested shares) following the Closing of the Merger and will receive a stock grant for each year of service thereafter, equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the date of grant. The initial stock grant was approved by the Board on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the initial stock grant, however, the number of shares awarded to the non-employee directors was to be determined using the highest closing price as of December 12, 2007, February 6, 2008 and April 17, 2008. Consequently, the Company issued to each non-employee director approximately 5 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards is approximately $432 and is reflected in operating expenses for the nine months ended September 30, 2008 in the condensed consolidated financial statements, and was based upon the February 6, 2008 closing price of $12.85 per share.

On August 14, 2008, 1,851 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $12,102 were awarded to eligible manufacturing employees and included in cost of sales for the three and nine months ended September 30, 2008. Of the $12,102, approximately $5,174 was withheld for the payment of employment and withholding taxes and 1,058 shares with an aggregate value of $6,922 were issued to employees and cash in the amount of $6 was paid to employees in lieu of the issuance of fractional shares. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the August 14, 2008 closing price per share of $6.54. As of September 30, 2008, the Company has not granted any stock awards under the 2007 Plan, other than to manufacturing employees (Note 10) and non-employee directors. As of September 30, 2008, 5,825 shares of the Company’s common stock are available for future grants under the 2007 Plan.

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

Gift Cards, Gift Certificates and Store Credits

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the amount of $1,776 and $1,816 at September 30, 2008 and December 31, 2007, respectively.

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

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2008, the Company’s Canadian and German subsidiaries held forward exchange contracts in aggregate amounts of $1,300 and $2,250, respectively, to hedge forecasted purchases of inventory in U.S. dollars through May 31, 2009 and December 31, 2008, respectively. At September 30, 2008, net gains on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $202, primarily related to the Canadian Dollar and Euro forward contracts, and were recorded in earnings and other assets in the condensed consolidated financial statements.

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

The unaudited pro forma computation of income tax included in the Condensed Consolidated Statements of Income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a C Corporation for the three and nine months ended September 30, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for the periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a C Corporation for the periods presented.

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. The advertising expenses amounted to $5,474 and $3,634 for the three months ended September 30, 2008 and 2007, respectively and $14,646 and $8,272 for the nine months ended September 30, 2008 and 2007, respectively, and were included in “Operating Expenses” in the Condensed Consolidated Statements of Income. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the three months ended September 30, 2008 and 2007, cooperative advertising expenses were $31 and $143, respectively. For the nine months ended September 30, 2008 and 2007, cooperative advertising expenses were $258 and $364, respectively.

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

Accounting Pronouncements-Newly Issued and Adopted

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009, and is not expected to have a material the impact on the Company’s consolidated financial statements

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories, net

The components of inventories are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$45,155	$27,703
Work in process	1,360	3,238
Finished goods	111,160	80,842

	157,675	111,783
Less reserve for inventory shrinkage and obsolescence	(4,138)	(5,349)

Total, net of reserves	$153,537	$106,434

Note 5. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2008	December 31, 2007
Machinery and equipment	$36,878	$24,120
Furniture and fixtures	24,826	19,731
Computers and software	18,560	11,566
Automobiles and light trucks	980	686
Leasehold improvements	64,748	40,284
Buildings	2,031	1,544
Construction in progress	5,858	3,268

	153,881	101,199
Less accumulated depreciation and amortization	(49,702)	(36,331)

Total	$104,179	$64,868

Note 6. Long-term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Credit Line Facilities
Revolving Credit Facility, maturing December 2008 (a)	$49,249	$47,402
Revolving Credit Facility, due on demand (b)	1,060	1,170

Total Credit Line Facilities	50,309	48,572

Term Loans and Notes Payable
Term loan with private investment firm, maturing January 2009 (c)	51,000	51,000
Other	703	1,000

Total Term Loans and Notes Payable	51,703	52,000

Total Long-Term Debt	102,012	100,572
Less current portion of debt	(101,527)	(99,930)

Long-Term Debt, net of current portion	$485	$642

(a)	At September 30, 2008, the Company’s revolving credit facility with LaSalle Bank provided for borrowings up to $75,000. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (3.93% at September 30, 2008) plus 2.5% or the bank’s prime rate (5.0% at September 30, 2008) plus 0.5%, at American Apparel’s option. The facility expires at the earlier of July 2, 2012 or December 19, 2008, the date thirty days prior to the January 18, 2009 maturity date of the loan agreement with SOF Investments L.P. – Private IV, as discussed below, unless it is refinanced on terms acceptable to LaSalle Bank. The average borrowings under the Company’s revolving credit facility during the nine months ended September 30, 2008 was $51,775.

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

(b)	As of September 30, 2008, the CI Companies had another line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (4.75% at September 30, 2008) plus 0.75%. This line of credit is secured by a $7,500 moveable hypothec, which provides for a charge on the CI Companies’ accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank.

(c)	As of September 30, 2008, the Registrant had a term loan agreement with SOF Investments L.P. – Private IV with a balance of $51,000. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the private investment firm has the right to demand payment in full of all outstanding indebtedness. Any prepayments shall include a prepayment premium equal to 3% of the amount prepaid.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50,000 for the fiscal year ending December 31, 2008. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74,000. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings.

The Company is evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement, which currently matures on January 18, 2009. If by December 19, 2008 the Company is unable to extend or renew the SOF Credit Agreement, or refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, all outstanding obligations under the LaSalle Credit Agreement will become due on December 19, 2008.

Note 7. Subordinated Notes Payable to Related Party

The Company has two loans from the Company’s CEO, one with a principal balance of $2,119 and one with a principal balance of $3,804. At December 31, 2007, the aggregate balance of these loans was $6,036. At September 30, 2008, the aggregate balance of these loans was $5,923. Both loans bear interest at 6% per annum commencing December 11, 2007, and mature in 2012. During the three months ended September 30, 2008 and 2007, the aggregate interest expense on both loans was $90 and $118, respectively, and $271 and $443 during the nine months ended September 30, 2008 and 2007, respectively. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. The Company’s CEO subordinated this loan in favor of the Toronto Dominion Bank on February 18, 2008. During the nine months ended September 30, 2008, $351 was paid to the CEO, of which $135 was repaid in March 2008, $205 was repaid in April 2008, and the remaining balance was repaid in May 2008.

Note 8. Income Taxes

Income taxes for the three and nine months ended September 30, 2008 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through 2007. The Company’s state and foreign tax returns are also open to audit under similar statutes for the years ended December 31, 2004 through 2007, depending on the particular jurisdiction.

The Company’s Canadian operations are also currently under audit by the Federal Government of Canada for its calendar year tax returns for 2005 through 2007. The Company does not anticipate that there will be any material changes in its unrecognized tax positions over the next 12 months as a result of these audits.

Note 9. Related Party Transactions

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The monthly lease payments were approximately $52 as of September 30, 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $191 for the three months ended September 30, 2008 and 2007, respectively, and $464 and $477 for the nine months ended September 30, 2008 and 2007, respectively. Prior to the Merger, the stockholders of Old American Apparel owned 50% of the company that owns the building which houses the Company’s knitting facility. After the Merger, Dov Charney, the Company’s CEO, owned 25% of the company that owns the building. Pursuant to an Assignment Agreement executed in December 2007, Dov Charney transferred 6.25% of his ownership interest in the company that owns the building to Martin Bailey, the Company’s CMO. The value of this assignment of ownership is de minimis.

In addition, consulting fees charged by an immediate family member of the CEO were $0 and $920 for the three months ended September 30, 2008 and 2007, respectively, and were $0 and $2,740 for the nine months ended September 30, 2008 and 2007, respectively.

Dov Charney has also provided two unlimited personal guarantees (on behalf of each of the CI Companies) in favor of Toronto Dominion Bank, in connection with the Company’s line of credit in Canada. Morris Charney, Dov Charney’s father, has also provided two personal guarantees (on behalf of each of the CI Companies), each in the amount of C$500 in favor of Toronto Dominion Bank, in connection with the line of credit.

Note 10. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at September 30, 2008 are as follows:

2009	$49,823
2010	45,808
2011	43,595
2012	40,660
2013	38,860
Thereafter	126,164

Total	$344,910

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $18,259 and $14,218 for the three months ended September 30, 2008 and 2007, respectively, and were approximately $40,624 and $29,857 for the nine months ended September 30, 2008 and 2007, respectively. The Company did not incur any contingent rent during the same period. Rent expense is included in “Cost of Sales” and “Operating Expenses” in the accompanying Condensed Consolidated Statements of Income.

Advertising

At September 30, 2008, the Company had approximately $4,375 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2008.

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

Unused Available Line of Credit

At September 30, 2008, the Company had a revolving credit facility with LaSalle Bank, providing for borrowings of up to $75,000 of which $49,249 was outstanding under this line of credit and $7,092 was available for future borrowings at September 30, 2008.

At September 30, 2008, the Company had a revolving credit facility with a bank providing for borrowings of up to C$4,000. C$1,100 was outstanding under this line of credit and C$2,900 was available for future borrowings at September 30, 2008. See also Note 6 to the Company’s Condensed Consolidated Financial Statements.

Stock Awards to Employees

Pursuant to the Amended Acquisition Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees (Note 3). As of September 30, 2008, the Company estimates there are an additional 859 shares of common stock to be awarded to eligible employees.

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

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at year end. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of September 30, 2008 and December 31, 2007, the Company has issued standby letters of credit in the amount of $7,190 and $5,940, respectively, with two insurance companies being the beneficiaries, through a bank. At September 30, 2008 and December 31, 2007, the Company recorded a reserve of $7,094 and $4,838, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

Note 12. Business Segment and Geographic Area Information

Segment Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, information technology, accounting and finance, executive compensation and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies.

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

As of September 30, 2008, U.S. Retail was comprised of 129 retail stores operating in the United States; the Canada segment was comprised of 34 retail stores operating in Canada; and the International segment was comprised of 65 retail stores operating outside of the U.S. and Canada. All of these retail stores sell the Company’s apparel products directly to consumers.

During the three and nine months ended September 30, 2008, 1,851 shares of the Company’s common stock having an aggregate value of $12,102 were awarded to eligible manufacturing employees. The stock awarded resulted in the recording of $12,102 of share based compensation expense and $1,095 of employer related payroll taxes as part of cost of sales and decreased gross profit in the U.S. Wholesale segment by $13,197 during the three and nine months ended September 30, 2008. The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Inter-segment sales are recorded at standard costs. Variances between standard costs and actual costs are reflected entirely in the U.S. Wholesale segment.

During the nine months ended September 30, 2008, the Company made certain reclassifications within its Canada segment reporting presentation for 2007 to conform to the current period presentation. The Company reclassified foreign currency transaction (gain) loss in the amount of $(29) and $472 for the three and nine months ended September 30, 2007 from cost of sales to foreign currency transaction (gain). The reclassification resulted in a $29 decrease to gross profit and income from operations and an increase to foreign currency transaction (gain) loss for the three months ended September 30, 2007. The reclassification resulted in a $472 increase to gross profit, income from operations and foreign currency transaction loss for the nine months ended September 30, 2007.

The following table presents key financial information for the Company’s business segments:

	Three Months Ended September 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$46,219	$46,675	$19,874	$42,033	$154,801
Gross profit (loss)	(3,381)	35,561	13,882	31,560	77,622
Income (loss) from operations	(11,172)	10,640	6,383	10,409	16,260
Inter-segment sales (eliminated in consolidation)	41,697	—	—	—	—
Depreciation and amortization	1,912	1,810	355	1,346	5,423
Capital expenditures	3,502	10,225	1,339	5,938	21,004
Deferred rent expense	168	1,032	107	173	1,480

	Three Months Ended September 30, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$40,092	$31,432	$12,195	$22,901	$106,620
Gross profit	11,438	23,967	7,307	16,148	58,860
Income from operations	5,568	7,237	1,262	4,143	18,210
Inter-segment sales (eliminated in consolidation)	20,017	—	—	—	—
Depreciation and amortization	1,271	1,132	454	365	3,222
Capital expenditures	1,204	3,010	571	1,226	6,011
Deferred rent (benefit) expense	(38)	235	41	(13)	225

	Nine Months Ended September 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$124,665	$118,838	$48,549	$107,354	$399,406
Gross profit	15,989	90,043	33,861	78,548	218,441
(Loss) income from operations	(4,953)	24,330	12,300	23,654	55,331
Inter-segment sales (eliminated in consolidation)	101,071	—	—	—	—
Depreciation and amortization	5,090	4,688	1,409	3,127	14,314
Capital expenditures	12,935	21,406	3,188	14,545	52,074
Deferred rent expense	62	2,692	319	2,512	5,585

	Nine Months Ended September 30, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$106,466	$80,411	$30,234	$58,742	$275,853
Gross profit	32,256	62,363	19,688	41,111	155,418
Income from operations	18,049	16,397	3,026	11,408	48,880
Inter-segment sales (eliminated in consolidation)	52,881	—	—	—	—
Depreciation and amortization	3,655	3,192	1,245	1,210	9,302
Capital expenditures	2,350	5,154	819	3,386	11,709
Deferred rent (benefit) expense	(112)	993	97	78	1,056

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reconciliation to Income before Income Taxes
Consolidated income from operations of reportable segments	$16,260	$18,210	$55,331	$48,880
Corporate expenses	(9,418)	(6,498)	(28,496)	(18,394)
Interest expense	(3,237)	(4,397)	(10,274)	(13,149)
Other income (expense)	636	539	(133)	1,081
Foreign currency transaction gain (loss)	(1,049)	271	(1,047)	(453)

Consolidated Income Before Income Taxes	$3,192	$8,125	$15,381	$17,965

Net sales by location of customer
United States	$92,894	$73,059	$243,503	$186,876
Canada	19,874	12,195	48,549	30,234
Germany	21,289	12,056	55,520	31,567
United Kingdom	9,943	3,242	24,972	11,224
Korea	3,452	2,894	8,998	7,163
Japan	3,806	2,676	10,847	7,147
Other foreign countries	3,543	498	7,017	1,642

Total Consolidated Net Sales	$154,801	$106,620	$399,406	$275,853

Long-lived assets—Property and equipment, net, is summarized as follows:

	September 30, 2008	December 31, 2007
United States	$71,447	$43,984
Canada	7,931	6,623
Germany	11,417	7,273
United Kingdom	6,883	4,594
Korea	663	512
Japan	2,934	1,636
Other foreign countries	2,904	246

Consolidated Long-lived Assets	$104,179	$64,868

Identifiable assets by segment
U.S. Wholesale	$167,542	$125,422
U.S. Retail	86,101	59,961
Canada	23,499	16,506
International	51,897	31,461

Total Assets	$329,039	$233,350

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	September 30, 2008	December 31, 2007
Total assets	22.9%	20.6%
Total liabilities	17.8%	17.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales by class of customer:
U.S. Wholesale
Wholesale	$39,064	$35,677	$106,806	$95,422
Online consumer	7,155	4,415	17,859	11,044

Total	$46,219	$40,092	$124,665	$106,466

U.S. Retail	$46,675	$31,432	$118,838	$80,411

Canada
Wholesale	$3,574	$3,193	$9,751	$8,720
Retail	15,818	8,729	37,531	20,927
Online consumer	482	273	1,267	587

Total	$19,874	$12,195	$48,549	$30,234

International
Wholesale	$3,778	$2,446	$11,566	$9,193
Retail	34,935	18,774	86,920	45,460
Online consumer	3,320	1,681	8,868	4,089

Total	$42,033	$22,901	$107,354	$58,742

Consolidated
Wholesale	$46,416	$41,316	$128,123	$113,335
Retail	97,428	58,935	243,289	146,798
Online consumer	10,957	6,369	27,994	15,720

Total Consolidated Net Sales	$154,801	$106,620	$399,406	$275,853

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

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen is seeking monetary damages in an amount he believes to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. The Company believes that Mr. Allen’s claims are defensible and is vigorously litigating its position. In addition, the Company’s insurance company has agreed, without any reservation of rights, to cover all defense costs and any adverse judgment which may be entered against the Company, up to the policy limits of $11 million, except for any exemplary damages which may be awarded. While there can be no assurances, the Company does not expect that there will be a material financial impact as a result of this suit.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. The Company anticipates that an arbitration will now occur. As described further in the Company’s Form 10-K for the year ended December 31, 2007, the insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding.

Other than as stated above, during the three months ended September 30, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding current legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., (the “Registrant”) a blank check company formed to acquire an operating business. On December 21, 2005, the Registrant consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization with American Apparel and its affiliated companies. On November 6, 2007, the Registrant entered into an amended Acquisition Agreement with Old American Apparel and its affiliated companies. The Registrant consummated the acquisition of American Apparel and its affiliated companies on December 12, 2007 (the “Merger”) and changed its name to American Apparel, Inc.

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

Nature of Operations

The Company is a vertically integrated manufacturer, distributor, and retailer of fashion basic apparel. As of September 30, 2008, American Apparel operated 228 retail stores in 19 countries. The Company also operates a wholesale business that supplies T-shirts and other casual wear to distributors and screen printers.

The Company conducts it primary manufacturing operations out of an 800,000 square foot facility in downtown Los Angeles. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates a knitting facility in Los Angeles where it makes about one third of the fabric the Company uses in manufacturing. A Company owned dye house dyes one third of the raw fabric that the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dye facility, which began operations in January 2008.

On May 9, 2008, the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant.

On July 2, 2008, to supplement the Company’s warehouse operations, the Company entered into a lease on a warehouse in Los Angeles, California with approximately 300,000 square feet of space. The lease has an initial term of 10 years and 5 months, with an initial annual rent of $0.8 million.

In addition, on July 29, 2008, the Company entered into an agreement to purchase the leasehold interests of seven retail locations for cash consideration of $0.6 million. The seven stores were opened during the three months ended September 30, 2008.

On August 14, 2008, approximately 1.9 million shares of the Company’s common stock having an aggregate value of $12.1 million were awarded to eligible manufacturing employees and included in cost of sales in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2008. Of the $12.1 million, $5.2 million was withheld for the payment of employment and withholding taxes and approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was determined based on the closing price of common stock of $6.54 on August 14, 2008 (date of grant).

On September 29, 2008, to supplement the Company’s operations, the Company entered into a lease on a facility in Commerce, California with approximately 235,000 square feet of space. The lease has an initial term of 5 years and 3 months, with an initial annual rent of $0.5 million.

Because the Company’s manufacturing process is vertically integrated and based in the United States, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s garments are noted for their quality and fit, and the Company’s distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Retail, U.S. Wholesale, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Retail segment includes the Company’s retail operations in the U.S. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The business segments’ results exclude corporate expenses, which consist of the shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the three and nine months ended September 30, 2008 and 2007 are included in the Condensed Consolidated Financial Statements contained herein.

As of September 30, 2008, the U.S. Retail segment consisted of 129 retail stores in the United States and the U.S. Wholesale segment consisted of wholesale operations and online operations in the U.S. As of September 30, 2008, the Canada segment consisted of 34 retail stores along with wholesale and online operations in Canada while the International segment consisted of 65 retail stores in 17 countries, 9 online storefronts, and 7 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Germany, France, Italy, the Netherlands, Sweden, Switzerland, Israel, Mexico, Australia, Japan, South Korea, China, Belgium, Spain, Austria and Brazil.

For the three months ended September 30, 2008, 29.9% of the Company’s net revenue was generated from U.S. Wholesale operations, 30.2% from U.S. Retail operations, 12.8% from Canada operations and 27.1% from International operations. For the three months ended September 30, 2007, 37.6% of American Apparel’s net sales were generated from U.S. Wholesale operations, 29.5% from U.S. Retail operations, 11.4% from Canada operations and 21.5% from International operations. For the nine months ended September 30, 2008, 31.2% of the Company’s net sales were generated from U.S. Wholesale operations, 29.8% from U.S. Retail operations, 12.2% from Canada operations and 26.8% from International operations. For the nine months ended September 30, 2007, 38.6% of the Company’s net sales were generated from U.S. Wholesale operations, 29.1% from U.S. Retail operations, 11.0% from Canada operations and 21.3% from International operations.

During the period from October 1, 2007 through September 30, 2008, the Company increased its U.S.-based retail stores from 96 to 129 and increased its Canada based stores from 25 to 34, while establishing an additional 24 retail outlets and closing 1 store internationally. The following table details the growth in retail store activity during the three and nine months ended September 30, 2008 and 2007.

	United States	Canada	International	Total
Three Months Ended September 30, 2007
Open at July 1, 2007	95	25	34	154
Opened	2	0	8	10
Closed	(1)	0	0	(1)

Total as of September 30, 2007	96	25	42	163

Three Months Ended September 30, 2008
Open at July 1, 2008	109	30	56	195
Opened	20	4	9	33
Closed	0	0	0	0

Total as of September 30, 2008	129	34	65	228

	United States	Canada	International	Total
Nine Months Ended September 30, 2007
Open at January 1, 2007	93	26	28	147
Opened	4	0	14	18
Closed	(1)	(1)	0	(2)

Total as of September 30, 2007	96	25	42	163

Nine Months Ended September 30, 2008
Open at January 1, 2008	105	30	47	182
Opened	24	5	19	48
Closed	0	(1)	(1)	(2)

Total as of September 30, 2008	129	34	65	228

Comparable Store Sales

Comparable store sales are defined as the change in sales for stores that have been open for more than 12 months. The table below shows the percentage increase in comparable store sales of the Company, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, including the number of stores included in the comparison at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comparable store sales increase from prior year period	24%	27%	27%	24%
Number of stores in comparison at end of period	149	129	149	129

Executive Summary

For the three months ended September 30, 2008, the Company reported net sales of $154.8 million, an increase of $48.2 million, or 45.2%, over the $106.6 million reported for the three months ended September 30, 2007. The increase in net sales was primarily the result of expansion in the U.S. Wholesale and U.S. Retail distribution channels, the Canada retail distribution channel and the International retail distribution channel, as the Company added new store locations and expanded its product offerings in existing stores. The Company selects new store locations based upon consideration of a number of factors, including projected sales potential, financial requirements of the prospective lease agreement, co-tenancy, as well as ancillary benefits such as increase in brand recognition. During 2007, the Company expanded its fabric offerings which facilitated introduction of new styles across the wholesale and retail distribution channels. As many as thirty new styles were added to the retail distribution channel of which the most notable was the addition of denim products. Comparable store sales increased 24% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Gross profit percentage for the Company decreased to 50.1% in the three months ended September 30, 2008 compared to 55.2% for the three months ended September 30, 2007. The decrease in gross profit was primarily the result of recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes in cost of sales for the three months ended September 30, 2008. The $13.2 million of expenses related to the stock award reduced our gross profit percentage by 8.5%. Excluding the impact of the aforementioned expenses related to the stock award, our gross profit percentage increased to 58.6% in the three months ended September 30, 2008 from 55.2% for the three months ended September 30, 2007. The increase in gross profit percentage was primarily attributed to an increase in the sales mix during 2008 which included a higher amount of retail sales from the expansion of the U.S. Retail, Canada and International segments which generate a higher margin than the Company’s U.S. Wholesale segment. The gross profit margin was also favorably impacted from a reduction in inventory reserves of $1.1 million which increased the gross profit margin by 0.7% during the three months ended September 30, 2008. The reduction in the inventory reserve was primarily the result of the opening of two closeout stores in key markets and expansion of certain existing closeout stores to increase inventory for sale. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores, resulting in higher inventory turnover of potentially obsolete inventory.

During the three months ended September 30, 2008, the Company continued to hire a significant number of new manufacturing employees to support the increased production activity to support the growth in the Company’s operations. Related to this activity, the Company incurred additional recruiting and training costs. Typically, gross margin in the U.S. Wholesale distribution channel is negatively impacted during periods in which the Company undergoes an increased level of hiring.

As of April 1, 2008, the Company successfully completed the first phase of the implementation of an Enterprise Resources Planning (ERP) system. This first phase included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. Direct costs incurred in the implementation during the three and nine months ended September 30, 2008 were $0.4 million and $1.6 million, respectively. In addition, certain indirect costs and inefficiencies related to the changeover of various system components had a minor negative impact upon the results of operations in 2008. Nonetheless, going forward the improvements in operating information and control systems are expected to be substantial. Since April 1, 2008, the Company has entered the second phase of the implementation, which will include the financial accounting and control systems for the Company’s U.S. operations. Completion of the second phase is scheduled to be completed in 2009.

The Company’s net income for the three months ended September 30, 2008 decreased to $2.3 million compared to $6.0 million for the three months ended September 30, 2007. The decrease in net income during the three months ended September 30, 2008 was primarily the result of the aforementioned expense attributed to the stock award to the Company’s manufacturing employees on August 14, 2008.

In the three months ended September 30, 2008, 30.2% of the Company’s net revenue was generated from U.S. Retail operations, 29.9% from U.S. Wholesale operations, 12.8% from Canada operations and 27.1% from International operations. Total net revenue for the three months ended September 30, 2008 was $154.8 million and total net income for the same period was $2.3 million.

In the nine months ended September 30, 2008, 29.8% of the Company’s net revenue was generated from U.S. Retail operations, 31.2% from U.S. Wholesale operations, 12.2% from Canada operations and 26.8% from International operations. Total net revenue for the nine months ended September 30, 2008 was $399.4 million and total net income for the same period was $10.2 million.

The Company’s net income for the nine months ended September 30, 2008 decreased to $10.2 million compared to $12.5 million for the nine months ended September 30, 2007. The decrease in net income during the nine months ended September 30, 2008 was primarily the result of the aforementioned expense attributed to the stock award to the Company’s manufacturing employees on August 14, 2008 offset by an increase in income from operations as a result of the continued expansion of the Company’s operations in the U.S. Retail, Canada and International segments.

Management of the Company believes that its revenue growth has been enhanced by the addition of new stores, increased online sales, and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To build on this trend in retail revenue growth, the Company is looking to grow its U.S. Retail segment, and the retail portion of its International and Canada segments. As of September 30, 2008, the Company had signed leases for an additional 40 store locations. Additionally, the Company is currently selecting, negotiating and reviewing additional new store locations in both domestic and foreign markets.

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

Revenue Recognition

The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue from wholesale product sales is recorded at the time the product is shipped to the customer. Revenue from online sales is recorded at the time the products are delivered to the customers. With respect to its retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Allowances” discussed below for further information).

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

During the third quarter of 2008, the Company opened two closeout stores in key markets and expanded certain existing closeout stores to increase their available inventory for sale. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores, resulting in higher inventory turnover of potentially obsolete inventory. The impact of this sales increase in our closeout stores was the primary result of a net reduction of $1.1 million to the Company’s reserve for inventory obsolescence at September 30, 2008.

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

The Company evaluates acquired assets and its retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets as well as other long lived assets are impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets. During the nine months ended September 30, 2008, the Company recorded an impairment charge in the amount of $0.2 million related to three underperforming retail stores of which one is located in each of the U.S. Retail, Canada and International segments.

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

Equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by the Company’s Board and was approved by the stockholders for their consideration at the special meeting. The 2007 Performance Equity Plan reserves 7.7 million shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal” filed with the SEC on November 28, 2007. On April 17, 2008, approximately 0.03 million shares of common stock having an aggregate value of $0.4 million were granted to seven non-employee directors in accordance with the Closing of the Merger. The value of the stock award was based upon the December 12, 2007 closing price per share of $15.60. On August 14, 2008, approximately 1.9 million shares of common stock having an aggregate value of $12.1 million was awarded to eligible manufacturing employees. Of the $12.1 million, $5.2 million was withheld for payment of employment and withholding taxes, approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was based upon the August 14, 2008 closing price per share of $6.54. As of September 30, 2008, the Company has not granted any stock awards under the 2007 Performance Equity Plan, other than to manufacturing employees and non-employee directors, as described above. As of September 30, 2008, approximately 5.8 million shares of the Company’s common stock are available for future grants under the 2007 Performance Equity Plan, of which an estimated 0.9 million shares of common stock will be awarded to eligible employees.

Any equity compensation expense will be accounted for under the rules of SFAS No. 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require the Company to record cash compensation as an expense at the time the obligation is accrued.

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Condensed Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30
	2008		2007
	Amount	%	Amount	%
Net sales	$154,801	100.0%	$106,620	100.0%
Cost of sales	77,179	49.9%	47,760	44.8%

Gross profit	77,622	50.1%	58,860	55.2%
Operating expenses	70,780	45.7%	47,148	44.2%

INCOME FROM OPERATIONS	6,842	4.4%	11,712	11.0%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	3,237	2.1%	4,397	4.1%
Foreign currency transaction loss (gain)	1,049	0.7%	(271)	(0.2)%
Other income	(636)	(0.4)%	(539)	(0.5)%

INCOME BEFORE INCOME TAXES	3,192	2.1%	8,125	7.6%
Income tax provision	859	0.6%	2,118	2.0%

NET INCOME	$2,333	1.5%	$6,007	5.6%

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes			$8,125	7.6%
Pro forma provision for income taxes			3,097	2.9%

Pro forma net income			$5,028	4.7%

Proforma basic earnings per share			$.10
Proforma diluted earnings per share			$.10

NET SALES: The following table sets forth the Company’s net sales for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, and provides key breakdowns within each segment of significant net sales growth from period to period. Net sales were as follows:

	Three Months Ended				Change
	September 30, 2008		September 30, 2007
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
NET SALES
U.S.—Wholesale	$46,219	29.9%	$40,092	37.6%	$6,127	15.3%
U.S.—Retail	46,675	30.2%	31,432	29.5%	15,243	48.5%
Canada	19,874	12.8%	12,195	11.4%	7,679	63.0%
International	42,033	27.1%	22,901	21.5%	19,132	83.5%

Total net sales	$154,801	100.0%	$106,620	100.0%	$48,181	45.2%

Net sales increased $48.2 million, or 45.2%, from $106.6 million for the three months ended September 30, 2007 to $154.8 million for the three months ended September 30, 2008.

A significant factor contributing to the growth in net sales period to period was the expansion of the Company’s retail operations in the U.S. Retail segment, Canada segment and International segment. This was evidenced by the net increase of 74 new retail stores comprising a net increase of 34 new retail stores in the U.S. Retail segment, 9 new retail stores in the Canada segment, and 31 new retail stores in the International segment during the period from July 1, 2007 through September 30, 2008. Additionally, the Company’s net sales from comparable stores increased 24% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The Company’s net sales in the U.S. Retail segment also increased due to the increased focus on building brand awareness and targeted advertising campaigns in the Company’s retail business in the U.S. as further described below.

U.S. Wholesale: Net sales for the U.S. Wholesale segment increased $6.1 million, or 15.3%, from $40.1 million for the three months ended September 30, 2007 to $46.2 million for the three months ended September 30, 2008. This increase was partly due to an increase in online sales due to strategic advertising and increased brand awareness. Online sales increased $2.8 million from $4.4 million for the three months ended September 30, 2007 to $7.2 million for the three months ended September 30, 2008. Sales also increased as a result of organic growth in the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the Company’s ability to meet customer demand through increased stock of inventory on hand. During the three months ended September 30, 2008, the Company went through a phase of increased production in order to meet customer demand for the peak sales season which occurs during the summer months of the second and third quarters.

U.S. Retail: Net sales for the U.S. Retail segment increased $15.2 million, or 48.5%, from $31.4 million for the three months ended September 30, 2007 to $46.7 million for the three months ended September 30, 2008. Growth was fueled by the increased number of retail stores in key markets in 2008 as compared to the same period in 2007. The number of open retail stores increased to 129 retail stores as of September 30, 2008 from 96 retail stores as of September 30, 2007. Comparable store sales in the U.S. Retail segment increased 24%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Comparable store sales are calculated as the sales increase over the prior year comparable period for stores that have been open for at least twelve months.

Canada: Net sales for the Canada segment increased $7.7 million, or 63.0%, from $12.2 million for the three months ended September 30, 2007 to $19.9 million for the three months ended September 30, 2008. This was a result of the addition of 9 new retail stores in key markets in Canada, as well as a 39% increase in comparable store sales in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The number of open retail stores increased to 34 retail stores as of September 30, 2008 from 25 retail stores as of September 30, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Canada wholesale and online sales increased $0.5 million, or 17%, from $3.5 million for the three months ended September 30, 2007 to $4.0 million for the three months ended September 30, 2008. This increase was attributed to the Company’s increased efforts to expand the Company’s wholesale and online customer base in Canada.

International: Net sales for the International segment increased $19.1 million, or 83.5%, from $22.9 million for the three months ended September 30, 2007 to $42.0 million for the three months ended September 30, 2008. This increase was primarily due to the net increase of 23 retail stores in the International segment, from 42 retail stores as of September 30, 2007 to 65 retail stores as of September 30, 2008. Comparable store sales in the International segment increased 17% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. In the three months ended September 30, 2008, the Company opened 9 new stores in Australia, Brazil, China, Israel, Mexico, Switzerland and the United Kingdom. During the three months ended September 30, 2008, approximately $3.8 million and $3.3 million of sales were generated by wholesale and online sales, respectively, compared with $2.4 million and $1.7 million of sales generated by wholesale and online sales, respectively, for the three months ended September 30, 2007. The decrease in wholesale sales was due to reduced wholesale operations in Asia while the increase in online sales was attributable to increased brand awareness in international markets.

Cost of Sales: Cost of sales increased as a percentage of net sales from 44.8% for the three months ended September 30, 2007 to 49.9% for the three months ended September 30, 2008. This increase was primarily due to the recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes in cost of sales for the three months ended September 30, 2008. The $13.2 million of expenses related to the stock award increased our cost of sales as a percentage of net sales by 8.5%. Excluding the impact of the aforementioned expenses related to the stock award, our cost of sales as a percentage of net sales decreased from 44.8% for the three months ended September 30, 2007 to 41.4% for the three months ended September 30, 2008. The decrease in cost of sales as a percentage of net sales was primarily attributed to change in the overall sales mix during the three months ended September 30, 2008 which included a higher level of retail sales as a result of the expansion of the retail business in the U.S. Retail, Canada and International segments which generate a higher gross margin than the U.S. Wholesale segment. Cost of sales was also favorably impacted from a reduction in inventory reserves of $1.1 million which decreased our cost of sales as a percentage of net sales by 0.7% during the three months ended September 30, 2008. The reduction in the inventory reserve was the result of the opening of two closeout stores in key markets and expansion of certain existing closeout stores to increase inventory for sale. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores, resulting in higher inventory turnover of potentially obsolete inventory.

During three months ended September 30, 2008, the Company hired approximately 800 additional manufacturing employees to support the anticipated increase in demand or the Company’s products throughout the remainder of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of new employees reaches a normalized level within 90-120 days from the date of hire. Typically, gross margins in the U.S. Wholesale segment have been negatively impacted during periods where the Company has undergone an increased level of hiring.

Freight and duty costs increased by $3.5 million during the three months ended September 30, 2008 largely as a result of increased transportation costs as a result of higher fuel costs and higher sales volumes.

Gross profit: Gross profit percentage decreased from 55.2% of net sales for the three months ended September 30, 2007 to 50.1% of net sales for the three months ended September 30, 2008. Gross margin was negatively impacted by the $13.2 million of expenses from the stock award to manufacturing employees and related employer payroll taxes. The $13.2 million of expenses decreased our gross margin by 8.5%. Excluding the impact of the aforementioned expenses related to the stock award, our gross margin increased from 55.2% for the three months ended September 30, 2007 to 58.6% for the three months ended September 30, 2008. The increase in our gross margin was due to an increase in the mix of sales coming from retail sales versus wholesale and an increase in online consumer sales. Gross profit was also favorably impacted from a reduction in inventory reserves of $1.1 million which increased our gross profit percentage by 0.7% during the three months ended September 30, 2008. The reduction in the inventory reserve was primarily the result of the opening of two closeout stores in key markets and expansion of certain existing closeout stores to increase inventory for sale. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores, resulting in higher inventory turnover of potentially obsolete inventory. These benefits were partially offset by the hiring of additional manufacturing employees, as described above, to support increased production which continued through the third quarter ended September 30, 2008.

OPERATING EXPENSES: The following table sets forth the Company’s operating expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 (dollars in thousands).

	Three Months Ended				Change
	September 30, 2008		September 30, 2007
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$46,173	65.2%	$29,964	63.6%	$16,209	54.1%
Warehouse and Distribution	4,323	6.1%	2,949	6.3%	1,374	46.6%
General and Administrative	20,284	28.7%	14,235	30.1%	6,049	42.5%

Total operating expenses	$70,780	100.0%	$47,148	100.0%	$23,632	50.1%

Operating Expenses: Operating expenses increased $23.6 million, or 50.1%, from $47.1 million for the three months ended September 30, 2007 to $70.8 million for the three months ended September 30, 2008. Operating expenses include:

Selling Expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the three months ended September 30, 2008 were $46.2 million, which represented 29.8% of net sales, as compared to $30.0 million for the three months ended September 30, 2007, which represented 28.1% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s products throughout all of its segments.

Advertising costs attributable as selling expenses for the three months ended September 30, 2008 were $5.5 million, representing 3.3% of net sales, compared with $3.6 million, or 3.4% of net sales for the three months ended September 30, 2007. Advertising costs increased $1.5 million mainly due to expenses incurred to promote the Company’s brand and products primarily online, but also through print media.

The number of open stores increased from 163 as of September 30, 2007 to 228 as of September 30, 2008, resulting in an increase in rent and occupancy costs of $5.7 million. Payroll costs increased from $12.1 million for the three months ended September 30, 2007 to $18.9 million for the three months ended September 30, 2008, for an increase of $6.8 million. This increase in payroll costs was a result of increased staffing levels to support the increased number of stores and higher sales volumes at existing stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent and, IT labor and costs. Pre-opening costs for the U.S. Retail segment were $2.9 million for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007. Canadian segment had a total of $0.2 million in pre-opening expenses for the three months ended September 30, 2008 compared to no pre-opening expenses for the three months ended September 30, 2007. There was a total of $1.3 million in pre-opening expenses in the International segment for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the three months ended September 30, 2008 were $4.3 million as compared to $2.9 million for the three months ended September 30, 2007; an increase of $1.4 million or 46.6%. These expenses represented 2.8% of the total net sales for each of the three months ended September 30, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $1.1 million in staffing expenses necessary to support increased volume and sales growth primarily in the retail business.

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2008 were $20.3 million, as compared to $14.2 million for the three months ended September 30, 2007, an increase of $6.1 million or 42.5%. General and administrative expenses represented 13.1% and 13.4% of total net sales for the three months ended September 30, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $2.9 million due to an increase in corporate overhead and $3.9 million due to growth in the administrative structure required to support the growth in the Company’s retail business in the U.S. Retail, Canada and International segments. The total number of retail stores increased from 163 opened stores at September 30, 2007 to 228 opened stores at September 30, 2008.

Corporate overhead expenses for the three months ended September 30, 2008 were increased to $9.4 million, as compared to $6.5 million for the three months ended September 30, 2007, an increase of $2.9 million. The increase in corporate overhead expenses was the result of additional expenses for higher salaries and payroll related expenses and professional fees due to increased staffing and the regulatory environment of operating as a public company in 2008. Of the $2.9 million increase in corporate expenses, salaries and payroll related expenses increased by $0.6 million, professional and consulting fees increased by $1.4 million and the remaining $0.9 million increase was primarily due to an increase in information technology, web development and other office related expenses. Salaries and payroll related expenses were $2.7 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively. Professional and consulting fees were $2.6 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. The $1.4 million increase in professional and consulting fees primarily related to an increase of $0.8 million in accounting fees directly related to public company reporting and compliance requirements, $0.2 million in legal fees and $0.4 million in consulting fees related to review work required under the Sarbanes-Oxley Act of 2002 and other initiatives.

Interest Expense: The major components of interest expense for the three months ended September 30, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. The Company used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding. The reduction in the level of debt resulted in a $1.2 million decrease in interest expense from $4.4 million for the three months ended September 30, 2007 to $3.2 million for the three months ended September 30, 2008. Interest rates on debt ranged from 3% to 26% during the three months ended September 30, 2008. Interest expense represented 2.1% and 4.1% of the total net sales for the three months ended September 30, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the three months ended September 30, 2008. Interest expense also included approximately $0.8 million of loan fees, consisting of waiver fees and legal fees relating to renegotiating the terms of the Company’s credit agreements.

Other Income (Expense): Other income was $0.6 million for the three months ended September 30, 2008 as compared $0.5 million for the three months ended September 30, 2007. Other income represented 0.4% of the total net sales for the three months ended September 30, 2008 as compared to 0.5% for the three months ended September 30, 2007.

Income Taxes: Income tax provision decreased from $2.1 million for the three months ended September 30, 2007 to $0.9 million for the three months ended September 30, 2008.

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

Net Income: The Company’s net income for the three months ended September 30, 2008 decreased by approximately $3.7 million from the net income for the three months ended September 30, 2007 due to the various factors described above.

For the three months ended September 30, 2008 and 2007, American Apparel’s basic and diluted earnings per share was approximately $0.03 and $0.12, respectively. The number of shares outstanding changed in 2008 due to the redemption of approximately 16.2 million warrants into approximately 13.5 million shares of common stock, issuance of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008, and the repurchase of approximately 1.4 million shares of common stock during the second quarter of 2008.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Condensed Consolidated Statements of Income (unaudited)

(Dollars in Thousands, except per share amounts)

	Nine Months Ended September 30
	2008		2007
	Amount	%	Amount	%
Net sales	$399,406	100.0%	$275,853	100.0%
Cost of sales	180,965	45.3%	120,435	43.7%

Gross profit	218,441	54.7%	155,418	56.3%
Operating expenses	191,606	48.0%	124,932	45.3%

INCOME FROM OPERATIONS	26,835	6.7%	30,486	11.0%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	10,274	2.6%	13,149	4.8%
Foreign currency transaction loss	1,047	0.3%	453	0.1%
Other expense (income)	133	0.0%	(1,081)	(0.4)%

INCOME BEFORE INCOME TAXES	15,381	3.9%	17,965	6.5%
Income tax provision	5,153	1.3%	5,482	2.0%

NET INCOME	$10,228	2.6%	$12,483	4.5%

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
Historical income before income taxes			$17,965	6.5%
Pro forma provision for income taxes			6,848	2.5%

Pro forma net income			$11,117	4.0%

Pro forma basic earnings per share			$.23
Pro forma diluted earnings per share			$.23

NET SALES: The following table sets forth the Company’s net sales for the nine months ended September 30, 2008 as compared to September 30, 2007, and provides key breakdowns within each segment of significant net sales growth from period to period. Net sales were as follows:

	Nine Months Ended				Change
	September 30, 2008		September 30, 2007
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
NET SALES
U.S.—Wholesale	$124,665	31.2%	$106,466	38.6%	$18,199	17.1%
U.S.—Retail	118,838	29.8%	80,411	29.1%	38,427	47.8%
Canada	48,549	12.2%	30,234	11.0%	18,315	60.6%
International	107,354	26.8%	58,742	21.3%	48,612	82.8%

Total net sales	$399,406	100.0%	$275,853	100.0%	$123,553	44.8%

Net sales increased $123.6 million, or 44.8%, from $275.9 million for the nine months ended September 30, 2007 to $399.4 million for the nine months ended September 30, 2008.

A significant factor contributing to the growth in net sales period to period was the expansion of the Company’s retail operations in the U.S. Retail segment, the Canada segment and the International segment. This was evidenced by the net increase of 65 new retail stores comprising a net increase of 33 new retail stores in the U.S. Retail segment, 9 new retail stores in the Canada segment, and 23 new retail stores in the International segment during the period October 1, 2007 through September 30, 2008. Additionally, the Company’s net sales from comparable stores increased 27% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was the Company’s increased focus on building brand awareness and targeted advertising campaigns as further described below.

U.S. Wholesale: Net sales for the U.S. Wholesale segment increased $18.2 million, or 17.1%, from $106.5 million for the nine months ended September 30, 2007 to $124.7 million for the nine months ended September 30, 2008. This increase was partly due to an increase in online sales due to strategic advertising and increased brand awareness. Online sales increased from $11.0 million for the nine months ended September 30, 2007 to $17.9 million for the nine months ended September 30, 2008. Sales also increased as a result of organic growth in the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the Company’s ability to meet customer demand through increased stock of inventory on hand. During the nine months ended September 30, 2008, the Company went through a phase of increased production in order to meet customer demand during the peak sales season.

U.S. Retail: Net sales for the U.S. Retail segment increased $38.4 million, or 47.8%, from $80.4 million for the nine months ended September 30, 2007 to $118.8 million for the nine months ended September 30, 2008. Growth was fueled by the increased number of retail stores in key markets in 2008 as compared to the same period in 2007. The number of open retail stores increased to 129 retail stores as of September 30, 2008 from 96 retail stores as of September 30, 2007. Comparable store sales in the U.S. Retail segment increased 29% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Comparable store sales are calculated as the sales increase over the prior year comparable period for stores that have been open at least 12 months.

Canada: Net sales for the Canada segment increased $18.3 million, or 60.6%, from $30.2 million for the nine months ended September 30, 2007 to $48.5 million for the nine months ended September 30, 2008. This was a result of the addition of new retail stores in key markets in Canada, as well as a 38% increase in comparable store sales in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The number of open retail stores increased to 34 retail stores as of September 30, 2008 from 25 retail stores as of September 30, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Canada wholesale and online sales increased $1.7 million, or 18%, from $9.3 million for the nine months ended September 30, 2007 to $11.0 million for the nine months ended September 30, 2008. This increase was attributed to the Company’s increased efforts to expand the Company’s wholesale customer base in Canada.

International: Net sales for the International segment increased $48.6 million, or 82.8%, from $58.7 million for the nine months ended September 30, 2007 to $107.4 million for the nine months ended September 30, 2008. This increase was primarily due to the net increase of 23 retail stores in the International segment, from 42 retail stores as of September 30, 2007 to 65 retail stores as of September 30, 2008. Comparable store sales in the International segment increased 18% for the nine months ended September 30,

2008 as compared to the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the Company opened 18 new stores in Australia, Belgium, Brazil, China, France, Germany, Israel, Italy, Japan, Korea, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. During the nine months ended September 30, 2008, approximately $11.6 million and $8.9 million of the sales were generated by wholesale and online sales, respectively, compared with $9.2 million and $4.1 million for wholesale and online sales, respectively, for the nine months ended September 30, 2007.

Cost of Sales: Cost of sales as a percentage of net sales was 45.3% and 43.7% for the nine month periods ended September 30, 2008 and 2007, respectively. The increase was primarily due to the recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes in cost of sales for the nine months ended September 30, 2008. The $13.2 million of expenses related to the stock award increased our cost of sales as a percentage of net sales by 3.3%. Excluding the impact of the aforementioned expenses related to the stock award, our cost of sales as a percentage of net sales decreased from 43.7% for the nine months ended September 30, 2007 to 42.0% for the nine months ended September 30, 2008. The decrease in cost of sales as a percentage of net sales was primarily due to the change in the overall sales mix during the nine months ended September 30, 2008 which included a higher level of online sales and retail sales as a result of the expansion of the retail business in the U.S. Retail, Canada, and International segments which generate higher gross margins than the U.S. Wholesale segment.

During the nine months ended September 30, 2008, the Company hired approximately 2,100 additional manufacturing employees to support the anticipated increase in demand for the Company’s products throughout the remainder of 2008. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of new employees reaches a normalized level within 90-120 days of the date of hire. Typically, gross margins in the U.S. wholesale segment have been negatively impacted during periods where the Company has underwent an increased level of hiring.

Freight and duty costs increased by $8.9 million during the nine months ended September 30, 2008 largely as a result of increased transportation costs.

To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dyeing and finishing facility, which began operations in 2008. The new dyeing and finishing facility in South Gate, California is capable of dyeing completely sewn garments and the purchase of these assets added garment dyeing capability to the Company’s production process. The new facility began production in January 2008 and will further enhance the Company’s capability for in-house quality control. This acquisition included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. Startup expenses typically associated with manufacturing at new facilities resulted in approximately $0.9 million charges in cost of sales, attributable largely to the fact that, at this location, the Company is beginning to manufacture certain denim based new styles which are more costly to manufacture. The $0.9 million of additional cost of sales charges represents approximately 0.7% of the total increase in cost of sales.

To further supplement the Company’s in-house production capacity, in May 2008, the Company acquired an existing fabric dyeing and finishing facility in Garden Grove, California. In addition to providing substantial new dyeing capacity, the facility has available production space in which the Company is adding knitting capacity. The facility was formerly a contract dyeing vendor for the Company, and operations were not interrupted by the acquisition.

Gross profit: Gross profit percentage decreased from 56.3% of net sales for the for the nine months ended September 30, 2007 to 54.7% of net sales for the nine months ended September 30, 2008. Gross margin was negatively impacted by the $13.2 million of expenses from the stock award to manufacturing employees and related employer payroll taxes. The $13.2 million of expenses decreased our gross margin by 3.3%. Excluding the impact of the aforementioned expenses related to the stock award, our gross margin for the nine months ended September 30, 2008 increased from 56.3% for the nine months ended September 30, 2007 to 58.0% for the nine months ended September 30, 2008. The increase in our gross margin was primarily due to an increase in the mix of sales coming from retail sales versus wholesale, along with an increase in online consumer sales. This benefit was partially offset by the hiring of a significant number of new manufacturing employees to support increased production which continued through the third quarter.

OPERATING EXPENSES: The following table sets forth American Apparel’s operating expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 (dollars in thousands).

	Nine Months Ended				Change
	September 30, 2008		September 30, 2007
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$122,212	63.8%	$79,924	64.0%	$42,288	52.9%
Warehouse and Distribution	11,559	6.0%	7,202	5.8%	4,357	60.5%
General and Administrative	57,835	30.2%	37,806	30.2%	20,029	53.0%

Total operating expenses	$191,606	100.0%	$124,932	100.0%	$66,674	53.4%

Operating Expenses: Operating expenses increased from $124.9 million for the nine months ended September 30, 2007 to $191.6 million for the nine months ended September 30, 2008, which represents an increase of $66.7 million or 53.4%. Operating expenses include:

Selling Expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the nine months ended September 30, 2008 were $122.2 million, which represented 30.6% of net sales, as compared to $79.9 million for the nine months ended September 30, 2007, which represented 29.0% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s products throughout all of its segments.

Advertising costs attributable as selling expenses for the nine months ended September 30, 2008 were $14.6 million, representing 3.7% of net sales, compared with $8.3 million, or 3.0% of net sales for the nine months ended September 30, 2007. Advertising costs increased $6.3 million mainly due to expenses incurred to promote new store openings and to promote the Company’s brand and products, primarily online, but also through print media.

The number of open stores increased from 163 as of September 30, 2007 to 228 as of September 30, 2008, resulting in an increase in rent and occupancy costs of $12.7 million during the nine months ended September 30, 2008. Payroll costs increased from $33.4 million for the nine months ended September 30, 2007 to $49.5 million for the nine months ended September 30, 2008, for an increase of $16.1 million. This increase in payroll costs was a result of increased staffing levels to support the increased number of stores and higher sales volumes at existing stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent and IT labor and costs. Pre-opening costs for the U.S. Retail segment were $4.7 million for the nine months ended September 30, 2008 compared to $0.8 million for the nine months ended September 30, 2007. Canadian segment had a total of $0.4 million in pre-opening expenses for the nine months ended September 30, 2008 compared to no pre-opening expenses for the nine months ended September 30, 2007. There was a total of $3.2 million in pre-opening expenses in the International segment for the nine months ended September 30, 2008 compared to $2.9 million for the nine months ended September 30, 2007.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the nine months ended September 30, 2008 were $11.6 million as compared to $7.2 million for the nine months ended September 30, 2007, an increase of $4.4 million or 60.5%. These expenses represented 2.9% and 2.6%, respectively, of the total net sales for the nine months ended September 30, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $3.8 million in staffing expenses necessary to support increased volume and sales growth, primarily in the retail business.

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2008 were $57.8 million, as compared to $37.8 million for the nine months ended September 30, 2007, an increase of $20.0 million or 53.0%. General and administrative expenses represented 14.5% and 13.7% of total net sales for the nine months ended September 30, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $10.1 million due to an increase in corporate overhead and $11.2 million due to growth in the administrative structure required to support the growth in the company’s retail business in the U.S. Retail, Canada and International segments. The total number of retail stores increased from 163 opened stores at September 30, 2007 to 228 opened stores at September 30, 2008.

Corporate overhead expenses for the nine months ended September 30, 2008 increased to $28.5 million, as compared to $18.4 million for the nine months ended September 30, 2007, an increase of $10.1 million. The increase in corporate overhead expenses was the result of additional expenses for higher salaries and payroll related expenses and professional fees due to increased staffing and the regulatory environment of operating as a public company in 2008. Of the $10.1 million increase in corporate expenses, salaries and payroll related expenses increased by $1.7 million, professional and consulting fees increased by $5.5 million, directors compensation and fees increased by $0.6 million and the remaining $2.3 million increase was primarily due to an increase in information technology and web development expenses. Salaries and payroll related expenses were $8.0 million and $6.3 million for the nine months ended September 30, 2008 and 2007, respectively. Professional and consulting fees were $9.1 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. The $5.4 million increase in professional and consulting fees primarily related to an increase of $2.0 million in accounting fees directly related to public company reporting and compliance requirements, $2.3 million in legal fees and $1.1 million in consulting fees related to review work required under the Sarbanes-Oxley Act of 2002 and other initiatives. Directors’ compensation and fees included expenses of $0.4 million in connection with the grant of common shares pursuant to the 2007 Performance Equity Plan. The initial stock grants, due as of the closing of the Acquisition, were approved by the Board of Directors on February 6, 2008 and the number of shares awarded to each non-employee director was determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 and April 17, 2008. Consequently, each non-employee director was granted 4,808 shares of common stock based upon the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards has been accrued as of the nine months ended September 30, 2008 and is based upon the February 6, 2008 closing price per share of $12.85.

Interest Expense: The major components of interest expense for the nine months ended September 30, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and a term loan from a private investment firm. The Company used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding. The reduction in the level of debt resulted in a $2.8 million decrease in interest expense from $13.1 million for the nine months ended September 30, 2007 to $10.3 million for the nine months ended September 30, 2008. Interest rates on debt ranged from 6% to 21% during the nine months ended September 30, 2008. Interest expense represented 2.6% and 4.8% of the total net sales for the nine months ended September 30, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the nine months ended September 30, 2008. Interest expense also included approximately $0.5 million of loan fees, consisting of waiver fees and legal fees relating to renegotiating the terms of the Company’s Credit Agreement.

Other (Income) Expense: Other expense was $0.1 million for the nine months ended September 30, 2008 as compared to other income of $1.1 million for the nine months ended September 30, 2007. The increase in other (income) expense is attributable to tariff charges assessed and prior uncollected receivables. Other expense represented 0.0% of the total net sales for the nine months ended September 30, 2008 as compared to other income which represented 0.4% of the total net sales for the nine months ended September 30, 2007.

Income Taxes : Income tax provision decreased from $5.5 million for the nine months ended September 30, 2007 to $5.2 million for the nine months ended September 30, 2008.

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

Net Income: The Company’s net income for the nine months ended September 30, 2008 decreased by approximately $2.3 million from the net income for the nine months ended September 30, 2007 as a result of the various factors described above.

For the nine months ended September 30, 2008, American Apparel’s basic and diluted earnings per share were approximately $0.15 compared to $0.26 for the nine month period ended September 30, 2007. The number of shares outstanding changed in 2008 due to the redemption of approximately 16.2 million warrants into approximately 13.5 million shares of common stock, issuance of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008, and the repurchase of approximately 1.4 million shares of common stock during the second quarter of 2008.

Liquidity and Capital Resources

Over the past years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of September 30, 2008, American Apparel had approximately $13.9 million in unrestricted cash. On January 18, 2007, the Company completed a $41.0 million secured debt financing with SOF Investments. During July 2007, the Company executed an agreement to obtain an additional $10 million in financing from SOF Investments. Also, during July 2007, the Company replaced its revolving credit facility of $62.5 million with a revolving credit facility of $75.0 million from LaSalle Bank.

As of September 30, 2008, the Company had approximately $13.9 million in unrestricted cash and $7.1 million available under its revolving credit line. The outstanding balances were $49.2 million under the revolving credit line and $51.0 million under the private investment firm loan (the “SOF Loan”) as of September 30, 2008. The SOF Loan is due January 18, 2009. The revolving credit line is due on the earlier of July 2, 2012 or December 19, 2008, the date thirty days prior to the due date of the SOF Loan, unless the SOF Loan is renewed under terms acceptable to the revolving credit line lenders. Accordingly, the aggregate amount outstanding balance of $100.2 million from the SOF Loan and the revolving credit line are classified as current liabilities as of September 30, 2008.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50 million for the fiscal year ending December 31, 2008. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74 million. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings.

The Company is evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement, which currently matures on January 18, 2009. If by December 19, 2008 the Company is unable to extend or renew the SOF Credit Agreement, or refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, all outstanding obligations under the LaSalle Credit Agreement will become due on December 19, 2008. If acceleration of debt obligations were to occur, we cannot be assured that we would be able to obtain alternative financing or that our assets would be sufficient to repay in full our obligations under our debt instruments. The acceleration of any or all amounts due under the SOF loan or other credit facilities could have a material adverse impact on our operations which could result in the need for the Company to modify its current business plan, curtail operations or affect the Company’s ability to continue operations as a going concern.

In addition, the world financial markets have been experiencing volatility and disruption and many lenders and financial institutions have reduced or ceased to provide funding for borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. See “Risk Factors” for additional information.

On August 14, 2008, approximately 1.9 million shares of the common stock having an aggregate value of $12.1 million was awarded to eligible manufacturing employees. Of the $12.1 million, $5.2 million was withheld for payment of employment and withholding taxes and approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was based upon the August 14, 2008 closing price per share of $6.54 (date of grant).

On February 6, 2008 the Company called for redemption of all of its issued and outstanding Warrants. Prior to the redemption date of March 7, 2008, approximately 16.2 million of the warrants outstanding at December 31, 2007 were exercised. The remaining 0.01 million warrants were redeemed by the Company at a price of $.01 per warrant. The net proceeds received by the Company from the warrant exercise amounted to approximately $65.6 million.

Cash bonuses in an aggregate amount of $2.5 million were awarded to non executive officers and certain employees of the Company in recognition of the contributions they made to the successful completion of the Merger and overall growth of the Company. This amount was accrued in the Company’s financial statements as of December 31, 2007 and was paid during the nine months ended September 30, 2008.

Cash Flow Overview

Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, cash provided by operations was $0.9 million. This is a result of net income before non-cash expenses (primarily depreciation and amortization, share-based compensation, foreign exchange transaction loss and deferred rent expense) of $43.8 million and an increase in accounts payable and accrued expenses of $20.9 million, offset by an increase in inventory of $48.4 million, increase in receivables of $4.2 million, and increase in prepaid expenses and other current assets of $2.3 million. The increase in inventory levels during the first nine months of 2008 included raw material purchases and production of product to support American Apparel’s growth in the U.S. Wholesale segment, expansion of the retail business in the U.S. Retail, Canada and International segments, and peak selling season that generally occurs from the months of May through September.

For the nine months ended September 30, 2008, American Apparel used $55.6 million of cash in investing activities. This is partially a result of increased net investment in property and equipment for the U.S. Wholesale segment by approximately $12.9 million and an increased investment in property and equipment of $21.4 million for the U.S. Retail, $3.2 million in the Canada segment, and $14.5 million in the International segment.

For the nine months ended September 30, 2008, cash from financing activities was $50.4 million. This is primarily the result the Company’s principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Proceeds from exercise of warrants amounted to $65.6 million offset by the $10.0 million repurchase of treasury shares and $5.2 million to satisfy the applicable income tax withholding obligations by a net share settlement which is deemed to be a repurchase by the Company of its common stock during the nine month period ended September 30, 2008.

The term loan with the SOF Investments is set to mature in January 2009, while the Company’s secured revolving credit facility with LaSalle Bank of $75.0 million matures on the earlier of July 2012 or December 19, 2008, the date thirty days prior to the maturity of the term loan with SOF Investments (unless the term loan is refinanced on terms acceptable to LaSalle Bank). However the Company was in violation of certain covenants during the quarter ended June 30, 2008. During May 2008 and June 2008, the Company received waivers of these covenant violations.

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

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15 million to $20 million; (iv) permit the repurchase of up to $30.0 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; (vii) increase the limit on Annual Capital Expenditures to $50.0 million; and (viii) increase the level of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50 million for the fiscal year ending December 31, 2008. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74 million. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings.

The Company is evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement, which currently matures on January 18, 2009. If by December 19, 2008 the Company is unable to extend or renew the SOF Credit Agreement, or refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, all outstanding obligations under the LaSalle Credit Agreement will become due on December 19, 2008.

Debt Agreements

The following is an overview of American Apparel’s long term and current debt as of September 30, 2008 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	September 30, 2008	Covenant Violations	Reference
Revolving credit line	LaSalle Bank	LIBOR + 2.5%	$49,249	Yes	a
Revolving credit line (Canada)	Toronto Dominion Bank	Prime + 0.75%	1,060	—	b
Term loan from private investment firm	SOF Investments	16.0%	51,000	Yes	c
Other			703	—

Total long term debt			$102,012
Less current portion of debt			(101,527)

Long-term debt, net of current portion			$485

Capital lease obligations	74 individual leases ranging between $1 - $428	From 3% to 26%	4,632		d
Subordinated notes payable to related parties		6%	5,923		e

Cash overdraft			$4,191

Total debt			$116,758

(a) At September 30, 2008, the Company’s revolving credit facility with LaSalle Bank provided for borrowings up to $75.0 million. Borrowings under the facility are subject to certain advance provisions established by the bank and are collateralized by substantially all assets of American Apparel. Interest under the agreement is at LIBOR (3.93% at September 30, 2008) plus 2.5% or the bank’s prime rate (5.0% at September 30, 2008) plus 0.5%, at the Company’s option. The facility expires at the earlier of July 2, 2012 or thirty days prior to the maturity date of the loan agreement with the private investment firm (January 18, 2009) unless it is refinanced on terms acceptable to the bank. The average borrowings under this facility during the nine months ended September 30, 2008 were $51.8 million.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50 million for the fiscal year ending December 31, 2008. The default under the SOF Credit Agreement also resulted in a cross default under the revolving credit facility with LaSalle Bank. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74 million. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings. The Eighth Amendment also cured the cross default under the revolving credit facility.

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

The Fourth Amendment amended the LaSalle Credit Agreement to, among other things: (i) delete financial covenants relating to minimum Consolidated EBITDA, maximum Capital Expenditures, Consolidated Fixed Charge Coverage Ratio, Senior Debt to Consolidated EBITDA ratio and Adjusted Debt to EBITDAR ratio; (ii) increase Minimum Excess Availability from $3 million to 10% of the lesser of the Borrowing Base and the Revolving Credit Ceiling; (iii) increase the Permitted Indebtedness threshold for capital leases from $15.0 million to $20.0 million; (iv) permit the repurchase of up to $30.0 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; and (vii) increase from 2.00% to 2.50% the applicable margin for LIBOR-based borrowings and increase from zero to 0.50% the applicable margin for borrowings based on the bank’s prime rate.

(b) At September 30, 2008, the CI Companies had another line of credit with a bank that provided for borrowings up to C$4.0 million due on demand, bearing interest at the bank’s prime rate (4.75% at September 30, 2008) plus 0.75%. This line of credit is secured by a $7.5 million moveable hypothec, which provides for a charge on the CI Companies’ accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank

(c) On January 18, 2007, the Company completed a $41.0 million secured debt financing from SOF Investments L.P. – Private IV. The proceeds of the financing were used to repay American Apparel’s subordinated notes payable held by C3 Capital Partners, L.P., of $15.0 million (including principal, interest and fees), and to repay bank term loans of $5.6 million. Net proceeds related to the secured debt financing amounted to approximately $18.0 million. On July 2, 2007, the Company obtained an additional $10.0 million secured debt financing with SOF Investments under the same terms as the original agreement dated January 18, 2007. Indebtedness under the agreement bears interest at 16% per annum, payable monthly and matures on January 18, 2009. The agreement requires the Company to meet certain financial covenants. In the event the Company is in default under the agreement, the interest rate increases to 21% per annum and the lender has the right to demand payment in full of all outstanding indebtedness. Any prepayment must include a prepayment premium equal to 3% of the amount prepaid.

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

The Seventh Amendment amended the SOF Credit Agreement to, among other things: (i) measure financial covenants at the level of the Company instead of American Apparel (USA), LLC; (ii) delete the financial covenant relating to Consolidated Fixed Charge Coverage ratio; (iii) increase the Permitted Indebtedness threshold for capital leases from $15.0 million to $20.0 million; (iv) permit the repurchase of up to $30.0 million of the Loan Parties’ capital stock if certain conditions are met; (v) provide additional flexibility for investing in foreign subsidiaries; (vi) add the Registrant as a Facility Guarantor; increase the limit on Annual Capital Expenditures to $50.0 million; and (viii) increase the level of Consolidated EBITDA required by the minimum Consolidated EBITDA covenant.

In November 2008, the Company determined that it violated a covenant in the SOF Credit Agreement that prohibited it from making capital expenditures in excess of $50 million for the fiscal year ending December 31, 2008. On November 7, 2008, the Company, in its capacity as a facility guarantor under the SOF Credit Agreement, American Apparel (USA), LLC, in its capacity as a borrower, and certain other subsidiaries of the Company, in their capacities as facility guarantors under the SOF Credit Agreement, entered into Amendment No. 8 and Waiver to Credit Agreement (the “Eighth Amendment”) with SOF Investments, L.P.—Private IV, as lender, to amend the SOF Credit Agreement. The Eighth Amendment waived, as of September 30, 2008, any defaults arising out of the failure to comply with the capital expenditures covenant under the SOF Credit Agreement for the fiscal year ending December 31, 2008 and amended the capital expenditures covenant under the SOF Credit Agreement to increase the limit on the capital expenditures covenant for the fiscal year ending December 31, 2008 to $74 million. The Company believes that such increase to the limit on capital expenditures will be sufficient to enable the Company to complete planned capital expenditures through the end of the current fiscal year, including capital expenditures expected to be incurred in the fourth quarter of 2008 for new store openings.

The Company is evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement, which currently matures on January 18, 2009. If by December 19, 2008 the Company is unable to extend or renew the SOF Credit Agreement, or refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, all outstanding obligations under the LaSalle Credit Agreement will become due on December 19, 2008.

(d) American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2012. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(e) The Company has two loans from the Company’s CEO, one with a principal balance of $2.1 million and one with a principal balance of $3.8 million. At December 31, 2007, the aggregate balance of these loans was $6.0 million. At September 30, 2008, the aggregate balance of these loans was $5.9 million. Both loans bear interest at 6% per annum commencing December 11, 2007, and mature in 2012. During the three months ended September 30, 2008 and 2007, the aggregate interest expense on both loans was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2008 and 2007, respectively. Prior to December 12, 2007, these loans were non-interest bearing and without terms of repayment. The Company’s CEO subordinated this loan in favor of the Toronto Dominion Bank on February 18, 2008. During the nine months ended September 30, 2008, $0.4 million was paid to the CEO, of which $0.1 million was repaid in March 2008, $0.2 million was repaid in April 2008, and the remaining balance was repaid in May 2008.

Financial Covenants

American Apparel’s credit arrangements impose certain restrictions on American Apparel and limit American Apparel’s ability to, among other things: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, make capital expenditures, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

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

Accounting Pronouncements-Newly Issued and Adopted

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009, and is not expected to have a material the impact on the Company’s consolidated financial statements

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with American Apparel’s credit facilities and foreign currency exchange risk associated with American Apparel’s foreign operations.

Interest Rate Risk

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2008, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $42 per month. The Company determined these amounts based on approximately $50.4 million of variable rate borrowings at September 30, 2008, multiplied this amount by 1% and divided by twelve. The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of American Apparel’s operating activities are conducted in U.S. dollars. During the nine months ended September 30, 2008, approximately 39%, of American Apparel’s sales are denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail merchandise margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

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

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2008, the Company’s Canadian and Continental European operations held forward exchange contracts in aggregate amounts of $1.3 million and $2.3 million, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2008. At September 30, 2008, net gains on forward foreign exchange contracts, representing the fair value of the contracts using quoted market rates, amounted to approximately $202 primarily related to the Euro forward contracts, and were charged to earnings and accrued expenses on the condensed consolidated balance sheet.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and participation of the Company’s management, including the Company’s CEO and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon this evaluation and due to material weaknesses existing in our internal controls as of December 31, 2007 (described below), which have not been fully remediated as of September 30, 2008, we have concluded that as of September 30, 2008, our disclosure controls and procedures were ineffective.

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

(b) Remediation Activities

Since the merger occurred on December 12, 2007, so close to the Company’s year-end, it was not practical to sufficiently upgrade the Company’s ICFR to the level required of a public company. However, in the first nine months of 2008 the Company has been implementing the remediation steps outlined below to remediate the material weaknesses identified. In particular, the Company has engaged consultants and additional staff with appropriate credentials and US GAAP expertise to assist with the financial closing process and the preparation of the Company’s financial statements. These remedial steps are ongoing, and the Company has performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Quarterly Report were prepared in accordance with US GAAP and SEC regulations. The Company engaged a qualified firm to assist with our assessment on the effectiveness of the Company’s ICFR based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The qualified firm is assisting the Company management’s assessment of the effectiveness of the Company’s ICFR and in addressing internal control weakness. There can be no assurances that such remediation activities will eliminate all material weaknesses in the future. We are currently in the process of:

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

4) Inadequate Financial Information Systems: The Company has identified systems and applications that impact financial reporting and is taking actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. The Company has adopted an Information Technology framework, is documenting key information technology controls and is addressing control weaknesses that could potentially impact financial reporting. Also, the Company is in the process of implementing an integrated ERP system for its U.S. operations. It has reviewed its personnel and information systems for foreign operations and has added professional staff resources for review and control over financial reporting by the foreign operations. The Company has placed substantial mitigating controls around its heretofore manual consolidation process, and is in the process of implementing a high-level replacement system for those manual processes to further improve controls and to reduce the time required to produce its financial statements and regulatory filings. In addition, the Company has identified and implemented additional review controls over financial reporting to validate information derived from its information systems and ultimately reported in our financial statements. As the Company continues to upgrade various systems, controls and procedures, and is continuing to make substantial progress toward remediation of its material weaknesses and significant deficiencies.

(c) Changes in ICFR

During the first nine months of 2008, the Company’s management has initiated the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. The Company anticipates that an arbitration will now occur. As described further in the Company’s Form 10-K for the year ended December 31, 2007, the insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding.

Other than as stated above, during the three months ended September 30, 2008, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 for information regarding current legal proceedings.

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

During the nine months ended September 30, 2008, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 except for adding the risk factors described below. Please refer to the Company’s Annual Report on Form 10-K and Amendments 1 and 2 thereto for the year ended December 31, 2007 (filed with the SEC on March 17, 2008, March 28, 2008 and April 29, 2008) for a list of the Company’s risk factors.

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

Our existing credit facilities mature in December 2008 and January 2009, and, as a result, our liquidity will be materially adversely affected unless we are able to refinance or renew our credit facilities, or obtain replacement financing, on acceptable terms.

The indebtedness under the SOF Credit Agreement matures on January 18, 2009, and the indebtedness under the LaSalle Credit Agreement matures on the earlier of (x) July 2, 2012 and (y) the date which is thirty days prior to the maturity of the SOF Credit Agreement. Therefore, unless the SOF Credit Agreement is extended or renewed, or the SOF Credit Agreement is refinanced on terms acceptable to the lenders under the LaSalle Credit Agreement, the indebtedness under the SOF Credit Agreement will mature on December 19, 2008. As of September 30, 2008, we had approximately $100 million of outstanding borrowings under these credit agreements. We are evaluating various alternatives to extend, renew or refinance the SOF Credit Agreement. Due to the recent global financial and credit crisis, credit standards have tightened and the cost to borrowers to refinance indebtedness, or extend existing indebtedness, has significantly increased. At the present time, we cannot determine the duration of the current financial crisis or whether or not the situation may intensify. Accordingly, there is no assurance that we will be able to extend, renew or refinance any or all of our outstanding indebtedness, or if an extension, renewal or refinancing is available, that it can be obtained on terms that we can afford. The amount of our indebtedness could have important consequences for us, including the following: require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, investments and future business opportunities and other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; reduce our ability to make acquisitions or expand our business; make it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business or financial condition; limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates. If by December 19, 2008 we fail to extend or renew the SOF Credit Agreement, or to refinance the SOF Credit Agreement on terms acceptable to the lenders under the LaSalle Credit Agreement, our outstanding borrowings under the SOF Credit Agreement would become due on January 18, 2009, resulting in our outstanding borrowings under the LaSalle Credit Agreement becoming due on December 19, 2008. In such event, we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and still have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry. Furthermore, since our credit facilities are secured by substantially all of our assets, in the event that we are unable to repay our debt under these agreements, substantially all of our assets would be subject to foreclosure by our creditors. Failure to complete the necessary repayments, refinancings or extensions of our credit agreements would have a material adverse effect on us.

Disruptions in the global financial markets could adversely impact our liquidity and our ability to obtain financing, including by affecting the ability of our counterparties and others to perform their obligations to us.

Our liquidity may be negatively impacted if one of our lenders under our credit agreements or other debt agreements, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our debt agreements. The current economic environment could cause our lenders, counterparties and others to breach their obligations to us under our contracts with them, which could include failures of banks or other financial service companies to fund required borrowings under our debt agreements, to pay us amounts that may become due under our derivative contracts for interest rates and foreign currencies, and to pay us amounts that may become due under other agreements or our counterparties might limit or place burdensome conditions upon future transactions with the Company. Any of the foregoing could adversely impact our business, financial condition and results of operations.

Also, if we attempt to obtain future financing, the credit market turmoil could negatively impact our ability to obtain such financing. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness or pay capital expenditures, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. In addition, the credit market turmoil could negatively impact certain of our customers and suppliers which could lead to a decrease in demand for our products and could have a material adverse impact on the Company’s financial condition and operating results.

Further, market conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash and thereby potentially increase funding obligations, which, if severe and sustained, could have material and adverse impacts on the Company’s results of operations and cash flows.

Economic conditions may cause a decline in consumer spending which could adversely affect our business and financial performance.

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas, such as apparel, which have recently deteriorated significantly in the United States and many other countries and regions and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business that cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence, acts of terrorism and other macroeconomic factors affecting consumer spending behavior. A decrease in consumer discretionary spending as a result of the current economic conditions may decrease the demand for our products. If consumer spending continues to slow down or decrease, we will not be able to improve our same store sales. In addition, reduced consumer spending may cause us to lower prices, suffer significant product returns from our customers or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. The current global financial crisis may materially adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer spending and our financial results. Reduced revenues as a result of decreased consumer spending may also reduce our working capital for planned store improvements and to open additional stores in the manner that we have in the past. These and other economic factors could have a material adverse effect on demand for the American Apparel’s products and on our financial condition and operating results. In addition, as a result of decreased revenues and working capital, we may be required to seek additional financing which may not be available on acceptable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses. We are not able to predict the duration and severity of the current disruption in the financial markets and adverse economic conditions in the United States and other countries. As a consequence, American Apparels’ operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Item 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2		Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	*	Section 1350 Certification of the Principal Executive Officer

32.2	*	Section 1350 Certification of the Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008

AMERICAN APPAREL, INC.

By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008

AMERICAN APPAREL, INC

By:	/s/ WILLIAM T. GOCHNAUER
William T. Gochnauer
Chief Financial Officer
(Principal Financial Officer)