Form 10-K
period 2008-12-31
AMERICAN APPAREL, INC
filed 2009-03-16
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number 001-32697

American Apparel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3200601
(State of Incorporation)	(I.R.S. Employer Identification No.)

747 Warehouse Street

Los Angeles, California 90021-1106

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (213) 488-0226

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share	NYSE Alternext US
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $463,614,047 based upon the closing price of the common stock on such date as reported by the American Stock Exchange (now the NYSE Alternext US).

The number of shares of the registrant’s common stock outstanding as of March 12, 2009 was 71,033,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference into Part III herein. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2009 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Annual Report on Form 10-K underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”) and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	disruptions in the global financial markets;

•	increasing competition;

•	our ability to hire and retain key personnel and our relationship with our employees;

•	suitable store locations and our ability to attract customers to our stores;

•	effectively carrying out and managing our growth strategy;

•	failure to maintain the value and image of our brand and protect our intellectual property rights;

•	fluctuations in comparable store sales and margins;

•	seasonality;

•	costs of materials and labor;

•	location of our facilities in the same geographic area;

•	manufacturing, supply or distribution difficulties or disruptions;

•	risks of financial nonperformance by customers;

•	investigations, enforcement actions and litigation;

•	compliance with or changes in laws and regulations;

•	costs as a result of operating as a public company;

•	material weaknesses in internal controls;

•	interest rate and foreign currency risks;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations; and

•	general economic and industry conditions, including worsening U.S. and foreign economic conditions and turmoil in the financial markets.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Background of American Apparel, Inc.

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to acquire an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization, amended November 7, 2007, with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. Pursuant to the Acquisition, Old American Apparel merged with and into AAI Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of the Company and changed its name to American Apparel (USA), LLC.

The Acquisition was accounted for as a reverse merger and recapitalization of Old American Apparel. Accordingly, for accounting and financial reporting purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. The historical financial information and the historical description of our business, for periods and dates prior to December 12, 2007, is that of Old American Apparel and its affiliated companies.

Unless the context requires otherwise, all references in this report to the “Company,” “American Apparel,” “we,” “our,” and “us” refer to American Apparel, Inc., a Delaware corporation, together with its wholly owned subsidiary, American Apparel (USA), LLC, and its other direct and indirect subsidiaries.

Overview

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel based in downtown Los Angeles, California. As of December 31, 2008, American Apparel operated 260 retail stores in 19 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to its retail stores and wholesale operations, American Apparel operates an online retail e-commerce website at www.americanapparel.com.

American Apparel currently has the following domestic subsidiaries: American Apparel LLC, American Apparel (USA), LLC, American Apparel Retail, Inc., American Apparel Dyeing and Finishing, Inc., and KCL Knitting, LLC. Additionally, American Apparel operates its retail and wholesale business through the following direct and indirect foreign subsidiaries: American Apparel Canada Wholesale Inc., American Apparel Canada Retail Inc., Fresh Air Freight, Inc., American Apparel Deutschland GmbH, American Apparel Spain, S.L., American Apparel Italia SRL, American Apparel (UK) Limited, American Apparel (Carnaby) Limited, American Apparel Mexico, Sde RL de CV, American Apparel Mexico Labor, Sde RL de CV, American Apparel Japan Yugen Kaisha, American Apparel Korea Co., Ltd., American Apparel Australia Pty Ltd., American Apparel Retail (Israel), Ltd., American Apparel Ireland Limited, American Apparel New do Brasil Comercio de Roupas Ltd, American Apparel Iceland ehf, American Apparel (Beijing) Trading Company, Ltd. and American Apparel New Zealand, Limited.

American Apparel operates principally out of a 800,000 square foot facility in downtown Los Angeles, California that houses its executive offices, as well as cutting, sewing, and distribution operations. American Apparel operates a knitting facility in Los Angeles, a dyeing and finishing facility in Hawthorne, California, a sewing, dyeing and finishing facility in South Gate, California and a knitting and dyeing facility in Garden Grove, California. The Company’s domestic manufacturing operations allow American Apparel to quickly respond to customer demand, react quickly to changing fashion trends and closely monitor quality. The Company’s garments are noted for their quality and fit, and the Company’s distinctive branding has differentiated it in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.

Old American Apparel was founded in 1998. Since inception, American Apparel has operated its wholesale business. In October 2003, American Apparel opened its first retail store in Los Angeles. In 2004, American Apparel began its online retail operations, and opened its first stores in Canada and Europe. Since 2005, American Apparel has opened stores in Asia, Australia, Israel, Brazil and Mexico, and has further expanded throughout the U.S., Canada and Europe.

Business Segments

The business reporting segments of the Company are U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale and online consumer operations in the U.S. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada business segment includes retail, wholesale and online operations in Canada. The International segment includes retail, wholesale and online operations outside of the U.S. and Canada. The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of the Company. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2008, 2007 and 2006 are included in Note 18 to the Consolidated Financial Statements contained herein.

In 2008, 29.8% from U.S. Wholesale operations, 31.0% of our net revenue was generated from U.S. Retail operations, 12.3% from Canada operations and 26.9% from International operations. Total net revenue for 2008 was $545.0 million and total net earnings for 2008 were $14.1 million.

Core Business Strengths

American Apparel has relied on a number of core business strengths that it believes have contributed to its past success and will contribute to its future growth:

Design Vision

American Apparel’s design vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles offered year-round in a wide variety of colors at reasonable prices. Since its founding, American Apparel has operated with the belief that there is a large potential market among young adults for well-designed, high-quality fashion essentials. Led by Dov Charney, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, the Company’s in-house creative team has carefully developed the Company’s product line.

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

Speed to Market

The Company’s vertically integrated business model, with manufacturing and various other elements of the Company’s business processes centered in downtown Los Angeles, allows the Company to play a role in originating and defining new and innovative trends in fashion, while enabling the Company to quickly respond to market and customer demand for classic styles and new products. For the Company’s wholesale operations, being able to fulfill large orders with quick turn-around allows American Apparel to capture business. The ability to quickly respond to the market quickly means that the Company’s retail operations can deliver on-trend apparel in a timely manner, adhere to a policy of not discounting product at retail stores and maximize sales on popular styles by replenishing product that would have otherwise sold out.

Quality

American Apparel prides itself on its use of quality fabrics. American Apparel has an active quality control department that oversees the in-house production of fabric at its knitting facilities. The quality control department also supervises outside knitting contractors who work to the Company’s strict specifications. The quality control department watches closely over the cutting, sewing, dyeing and finishing of our garments at our Los Angeles area facilities. Because cutting and sewing operations are conducted mostly in-house, American Apparel believes it has the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities.

Broad Appeal

While initially targeted towards young, metropolitan adults in the U.S., the clean, simple styles and quality of the Company’s garments have helped American Apparel appeal to various demographics around the world. The Company believes that its appeal has been augmented by, and should continue to benefit from, growing trends toward casual attire and higher quality apparel.

Growth Strategy

As American Apparel continues to expand through organic growth, internal initiatives and future acquisitions, it will incur additional material expenses. Two of the key areas in which such increased expenses will likely occur are cost of sales and new merchandise development. Also, as previously noted, in order to grow retail sales, American Apparel will have to open new retail locations and hire additional retail personnel to service new retail stores, which will involve an increase in occupancy expense and payroll. In order to grow the wholesale distribution channel, American Apparel will have to hire new sales personnel to service new geographic territories.

To support new merchandise development, expenses will increase as American Apparel designs new products in existing and new categories.

Ongoing infrastructure investment also may be required to support growth. This may include expenditures for new buildings, machinery and equipment, upgraded information systems and additions to the Company’s management team.

To reduce the impact of additional material expenses on earnings, American Apparel continues to look for ways to improve productivity of current manufacturing operations and to enhance other operating procedures. One of the initiatives already underway is the implementation of an enterprise resource planning (ERP) system that is expected to realize gains in operation efficiencies in a number of enterprise-wide processes including inventory and production management.

American Apparel has developed a growth strategy that is designed to capitalize on its strengths. The principal elements of this growth strategy are:

Store Expansion

The Company’s growth strategy and the success of our business depends in part on the opening of new American Apparel retail stores, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. American Apparel is committed to expanding its presence in the U.S. while significantly increasing its store footprint in markets throughout Europe and Asia. The Company expanded the store base by 78 net new stores in 2008. As of February 28, 2009, the Company has signed leases for an additional 9 store locations that the Company expects to open in 2009. American Apparel evaluates proposed sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. The Company’s experience in international markets to date suggests that American Apparel’s brand concept is readily transferable to new geographies.

New Merchandise Introduction

As American Apparel expands beyond its original product offering of T-shirts, the Company is increasing the variety of products available to its growing customer base. American Apparel has strategically expanded its product offering to include denim, sweaters, jackets and other products and intends to continue to introduce new merchandise to complement its existing products and draw new customers.

Continue In-Sourcing Manufacturing Activities

American Apparel has explored making strategic acquisitions to consolidate its manufacturing operations and continue to produce high quality products. In December 2007, the Company expanded operations into a new facility in South Gate, California where, commencing January 2008, it began cutting, sewing and garment dyeing a portion of its production. In May 2008, the Company acquired a fabric dyeing and finishing plant in Garden Grove, California, and has added knitting operations at that facility. American Apparel believes that bringing certain elements of its production process in-house affords the Company the opportunity to exert higher quality control while also lowering production costs. American Apparel intends to continue to pursue strategic opportunities to further consolidate its operations while maintaining production in the United States.

Enhance Information Systems Infrastructure

The Company successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This first phase included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. The improvements in operating information and control systems have represented a substantial improvement over the legacy systems. The Company has entered the second phase of the ERP implementation, which will include upgrading the financial accounting and control systems for the Company’s U.S. operations. The second phase is scheduled to be completed in 2009. In conjunction with the implementation of this ERP system, the Company believes that a continued focus on enhancing its information systems infrastructure will further optimize operations.

Manufacturing Operations

American Apparel conducts all of its manufacturing operations in the Los Angeles metropolitan area, and principally at its cutting and sewing facility in downtown Los Angeles, California. In January 2008, the Company began cutting, sewing, and garment dyeing a portion of its output in a new facility in South Gate, California which was acquired in December 2007. In May 2008, the Company acquired an additional facility in Garden Grove, California with cutting, dyeing and sewing capacity. Operations in this facility began in June 2008.

American Apparel purchases yarn which is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. The Company currently conducts a portion of its knitting operations in-house at its knitting facilities in Los Angeles and Garden Grove, California. The Company operates circular and flat knitting machines, producing jersey, piqué, fleece and ribbing using cotton and cotton/polyester yarns. The Company also utilizes third-party commission knitters. The Company’s knitting facilities knit approximately 80% of the total fabric used in American Apparel’s garments, and employed a staff of approximately 100 people, as of December 31, 2008.

Knitted greige fabric produced at the Los Angeles and Garden Grove facilities or other commission knitters is batched for bleaching and dyeing and transported to the Company’s dyeing and finishing facilities, or other commission dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. The Company’s dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 80% of the total fabric used in American Apparel’s garments, and employed a staff of approximately 900 people, as of December 31, 2008.

Most fabric is shipped to the Company’s primary manufacturing facility in downtown Los Angeles where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Some fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from five to 15 operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. American Apparel also manufactures some hosiery in-house at this facility, where it does knitting, inspection, and packing, and uses off-site contractors for washing and boarding. Approximately 3,900 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility as of December 31, 2008.

American Apparel purchases yarn, certain fabrics and other raw materials from a variety of vendors over time. American Apparel does not have any major suppliers of raw materials that it relies on exclusively to support its production operations. The inputs that American Apparel uses are produced competitively by a large number of potential suppliers. Since the inputs are commodity in nature, American Apparel believes that it could easily source its inputs from other vendors if its current suppliers were not able to meet its needs.

American Apparel maintains two warehouses, in addition to a warehouse and distribution center at its downtown Los Angeles facility, in the Los Angeles metropolitan area, where it stores fabric rolls, trims, and finished goods. The Company also maintains warehouses in Montreal, Quebec and Neuss, Germany.

Retail

As of December 31, 2008, the Company’s retail operations consisted of 260 retail stores in 19 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. American Apparel opened its first retail location in October 2003, in the Echo Park neighborhood of Los Angeles, California. American Apparel’s retail operations principally target young adults aged 20 to 32 through its unique assortment of fashionable clothing and accessories and its compelling in-store experience. American Apparel has established a reputation with its customers, who are culturally sophisticated, creative, and independent-minded. The product offering includes women’s and men’s basic apparel and accessories, as well as new lines for children and pets. Stores average approximately 2,500-3,000 square feet of selling space. American Apparel’s stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.

American Apparel seeks to instill enthusiasm and dedication in store management personnel and sales associates through regular communication with the stores. Store personnel receive minimum hourly compensation and receive discretionary incentive compensation based on meeting sales and profitability benchmarks.

Wholesale

The Company’s wholesale operations sell to over a dozen authorized distributors and approximately 10,000 screen printers and advertising specialty companies. These screen printers and advertising specialty companies decorate our blank product with corporate logos, brands and other images. American Apparel’s wholesale customers sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including corporations, sporting venues, concert promoters, athletic leagues, and educational institutions, among others. In order to better serve customers, American Apparel allows customers to order products by the piece, by the dozen, or in full case quantities. American Apparel also, to a lesser extent, fulfills custom and private-label orders. American Apparel does not have any major customers that account for ten percent or more of total consolidated net sales.

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

While American Apparel operates primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet demand, the Company’s in-house manufacturing capacity also allows American Apparel to fulfill large orders in a timely fashion. American Apparel capitalizes on its inventory position by providing a quick turn-around on customer orders. Credit approved orders to be shipped by ground service are generally shipped the same day when received before 4:30pm PT while those to be shipped by air are generally shipped the same day when received by 3:30pm PT. The majority of American Apparel’s wholesale and internet consumer orders are processed within these parameters. For these reasons, American Apparel does not typically maintain a large backlog of orders.

Online Consumer Sales

Since 2004, American Apparel has operated an online consumer e-commerce website, which offers the Company’s products for purchase. This e-commerce website, located at www.americanapparel.com, has localized storefronts for the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, Korea, and Australia. For segment reporting purposes U.S. online sales are included in the U.S. Wholesale business segment. Canada online sales are included in the Canada business segment, and overseas online retail sales are included in the International business segment.

Brand, Advertising, and Marketing

American Apparel’s advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention and support key growth strategies. American Apparel’s in-house creative team works to create edgy, high-impact, provocative ads which are produced year-round and are featured in leading national and local lifestyle publications, on billboards, and on specialty online websites. American Apparel maintains a photo studio at its headquarters. Content for American Apparel’s website and online store are also generated internally at American Apparel. While the primary intent of this advertising is to support American Apparel’s retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising.

For its wholesale operations, American Apparel utilizes industry trade shows to expand and enhance customer relationships, exhibit its product offerings and share new promotions with customers. American Apparel participates in approximately two dozen trade shows annually. American Apparel also produces print catalogs of its wholesale products, designed to be of the standard of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products.

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

American Apparel’s retail operations compete on the basis of the location of the stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered, and the price of goods of similar brand name quality. While American Apparel believes that the fit and quality of its garments, as well as the broad variety of colors and styles of casual fashion essentials that it offers, helps differentiate it, it competes against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of these companies have substantially greater name recognition than American Apparel. Many of these companies also have greater financial, marketing, and other resources when compared to American Apparel.

The wholesale business competes with numerous wholesale companies based on the quality, fashion, availability, and price of our wholesale product offering. These companies include Gildan Activewear, Hanesbrands, Russell Athletic and Fruit of the Loom. Many of these companies have greater name recognition than American Apparel in the wholesale market. Many of these companies also have greater financial and other resources when compared to American Apparel.

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

Seasonality

American Apparel experiences seasonality in its operations. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, American Apparel’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

Employees

As of December 31, 2008, American Apparel employed a work force of approximately 9,700 employees worldwide. To ensure the Company’s long-term success, American Apparel must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.

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

Information Technology

American Apparel is committed to utilizing technology to enhance its competitive position. American Apparel’s information systems provide data for production, merchandising, distribution, retail stores and financial systems. The core business systems, which consist of both purchased and internally developed software, are accessed over a company-wide network providing corporate employees with access to key business applications. American Apparel dedicates a significant portion of its information technology resources to web services, which includes the operation of the corporate website at www.americanapparel.net and the online retail site at www.americanapparel.com.

To support continued growth, American Apparel has initiated a strategic review of its information systems. American Apparel is in the process of implementing an ERP system to replace, enhance and integrate many elements of its current information systems. American Apparel currently operates a number of unrelated information technology systems that have resulted in operational inefficiencies and in some cases have increased costs. Implementation of the new ERP system is a multi-phased project with the first phase, covering manufacturing and production planning, having been completed in 2008, and the second phase, covering the financial accounting and control systems of the Company’s U.S. operations, expected to be completed in 2009.

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

Available Information

We will make available on our website, www.americanapparel.net, under “Investor Relations” free of charge, our annual reports on Form 10-K, as well as the latest quarterly reports on Form 10-Q, the latest reports on Form 8-K, the latest proxy statements and amendments to those documents as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You can also obtain copies of these materials at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding American Apparel that we file electronically with it. By referring to our corporate website, www.americanapparel.net, and our online retail website, www.americanapparel.com, we do not incorporate these websites or their contents into this Form 10-K.

Item 1A.	Risk Factors

Purchases of retail apparel merchandise are generally discretionary and economic conditions may cause a decline in consumer spending which could adversely affect our business and financial performance.

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas, such as apparel, which have recently deteriorated significantly in the United States and many other countries and regions and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business that cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic conditions and political conditions, acts of terrorism, consumer perceptions of personal well-being and security and other macroeconomic factors affecting consumer spending behavior. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. A decrease in consumer discretionary spending as a result of the current economic conditions may decrease the demand for our products. If consumer spending continues to slow down or decrease, we will not be able to improve our same store sales. In addition, reduced consumer spending may cause us to lower prices, suffer significant product returns from our customers or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. The current global financial crisis may materially adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer spending and our financial results. Reduced revenues as a result of decreased consumer spending may also reduce our working capital for planned store improvements and to open additional stores in the manner that we have in the past. These and other economic factors could have a material adverse effect on demand for the American Apparel’s products and on our financial condition and operating results. In addition, as a result of decreased revenues and working capital, we may be required to seek additional financing which may not be available on acceptable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses. We are not able to predict the duration and severity of the current disruption in the financial markets and adverse economic conditions in the United States and other countries. As a consequence, American Apparel’s operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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

As of March 13, 2009, American Apparel has substantial indebtedness, including $32.8 million of borrowings under its revolving credit facility and $80 million of borrowings under its facility with Lion (as defined below). The borrowings under its revolving credit facility bear interest at LIBOR plus 4.5% per annum, or prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum) plus 2.5% per annum, at the Company’s option, and the borrowings under its facility with Lion Capital LLP bear interest at 15% per annum (excluding debt discount), payable quarterly in arrears, in each case plus an additional 2% per annum if we are in default under such facility. American Apparel’s ability to service this indebtedness is dependent on its ability to generate cash from internal operations sufficient to make required payments on such indebtedness. Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•

require us to dedicate a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for operations, investments, future business opportunities and other general corporate purposes;

•

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

•

limit our ability to obtain additional financing, or to sell assets to raise funds, if needed, for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•	result in higher interest expense if interest rates increase on our floating rate borrowings;

•

heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry; or

•	reduce our ability to make acquisitions or take advantage of business opportunities as they arise or successfully carry out our plans to expand our store base, product offerings and sales channels.

In addition, the terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business, including limitations on capital expenditures. See “—The terms of our indebtedness contain various covenants that may limit our business activities” below.

It is uncommon for companies involved in the retail apparel business to operate with such a high level of indebtedness due to the underlying volatility of this business. Despite the attendant risks, American Apparel may have to enter into new credit facilities, or possibly issue additional common stock, to finance its planned retail expansion. There can be no assurances that American Apparel will have access to any such financing on commercially reasonable terms or that it will be able to open its planned number of new stores in 2009 or beyond.

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

The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, are fragmented and highly competitive. Prices of certain products we manufacture, particularly T-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise, including The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than American Apparel and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. We face a variety of competitive challenges, including:

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

We depend on the efforts and skills of American Apparel’s management team, and the loss of services of one or more members of this team, each of whom have substantial experience in the apparel industry, could have an adverse effect on our business. American Apparel’s senior officers closely supervise all aspects of the American Apparel business, in particular the design and production of merchandise and the operation of the American Apparel stores. Because American Apparel had never operated as a public company prior to the Acquisition, the Company needs to enhance its management team, including those responsible over financial reporting, to address reporting requirements that come with being a public company. If we are unable to hire and retain qualified management or if any member of American Apparel’s management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In particular, we believe we have benefited substantially from the leadership and strategic guidance of Dov Charney. The loss of Dov Charney would be particularly harmful as he is considered intimately connected to American Apparel’s brand identity and is the principal driving force behind American Apparel’s core concepts and designs. He is also the driving force behind our growth strategy.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing areas, and other functions. In addition, if we experience material growth, we will need to attract and retain additional qualified personnel. The market for qualified and talented design and marketing personnel in the apparel industry is intensely competitive, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to attract or retain qualified personnel as needed, our growth will be hampered and our operating results could be materially adversely affected.

We rely heavily on immigrant labor, and changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, manufacturing capabilities, operations and financial results.

We rely heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to American Apparel. In late 2007, American Apparel received a notice from the Immigration and Customs Enforcement division of the U.S. Department of Homeland Security (“ICE”) requesting to inspect the I-9 forms of the employees of American Apparel, Inc. In January 2008, American Apparel provided ICE with access to the requested forms. American Apparel has not had any further communications with ICE since this request was fulfilled. If ICE officials find violations of immigration laws, they may take a variety of actions, including requesting additional information, issuing fines or warning notices, obtaining warrants and conducting a search of the workplace, requiring termination of certain employees or filing criminal charges. As a result of the ICE investigation, even if no violations are found, American Apparel could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. American Apparel also may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and ability to compete. If American Apparel is not able to continue to attract and retain sufficient employees, American Apparel’s manufacturing capabilities, operations and financial results would be adversely affected.

Our growth strategy relies in part on the opening of new stores and the remodeling of existing stores periodically which may strain our resources and adversely impact the performance of our existing store base.

We expanded our store base by 78 net new stores in fiscal 2008. As of February 28, 2009, we have signed leases for an additional 9 store locations that we expect to open in 2009. Our growth strategy and the success of our business depends in part on the opening of new American Apparel retail stores, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. Successful implementation of this portion of our growth strategy depends on a number of factors including, but not limited to, our ability to:

•	identify and obtain suitable store locations and negotiate acceptable leases for these locations;

•	complete store design and remodeling projects on time and on budget;

•	manage and expand our infrastructure to accommodate growth;

•

generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan and remain in compliance with the capital expenditure covenant and other relevant covenants in our credit facilities that may limit our ability to fund such expansion plans;

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

Furthermore, it is possible that by opening a new store in an existing market, we could adversely affect the previously existing stores in that market by drawing away traffic from the previously existing stores. Our new stores may not be immediately profitable and, as such, we may incur losses until these stores become profitable. Any failure to successfully open and operate new stores would adversely affect our results of operations.

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

In addition, our ability to successfully carry out our plans to expand our product offerings and our sales channels may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and fashion trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business; any of which could impact our competitive position and reduce our revenue and profitability.

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

As we expand internationally, we need to effectively and efficiently open and operate stores in international locations. Our international growth will be limited unless we can:

•	identify suitable markets and obtain suitable sites for store locations;

•	negotiate acceptable lease terms;

•	complete store design and remodeling projects on time and on budget;

•	hire, train and retain competent store personnel;

•	gain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	manage and expand infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage foreign exchange risks effectively;

•	address existing and changing legal, regulatory and political environments in target foreign markets; and

•	manage international growth, if any, in a manner that does not unduly strain our financial, operating and management resources.

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

Our ability to attract customers to our stores depends heavily on the success of the shopping areas in which they are located.

In order to generate customer traffic, the Company locates many of its stores in prominent locations within successful shopping areas. Net sales at these stores partly dependent on the volume of traffic in those shopping areas. Our stores benefit from the ability of a shopping area’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping areas. The Company cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. In addition, factors beyond the Company’s control impact shopping area traffic, such as economic conditions nationally or in a particular area, competition from internet retailers, changes in consumer demographics in a particular market, the closing or decline in popularity of other stores in the shopping areas where our stores are located, deterioration in the financial conditions of the operators of the shopping areas or developers and consumer spending levels. The slowdown in the U.S. economy has negatively affected consumer spending and reduced shopping area traffic. A significant decrease in shopping area traffic could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, in pursuing its growth strategy, the Company will be competing with other retailers for prominent locations within the same successful shopping areas. If the Company is unable to secure these locations or is unable to renew store leases on acceptable terms—as they expire from time-to-time—it may not be able to continue to attract the number or quality of customers it normally has attracted or would need to attract to sustain its projected growth. All these factors may also impact the Company’s ability to meet its growth targets and could have a material adverse effect on its financial condition or results of operations.

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

In order to prepare for our peak selling season, we must produce and keep in stock more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak selling season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit.

The terms of our indebtedness contain various covenants that may limit our business activities.

The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

•	dividends on, and redemptions and repurchases of, capital stock;

•	payments on subordinated debt;

•	liens and sale-leaseback transactions;

•	loans and investments;

•	debt and hedging arrangements;

•	mergers, acquisitions and asset sales;

•	transactions with affiliates;

•	disposals of assets;

•	changes in business activities conducted by us and our subsidiaries; and

•	capital expenditures, including to fund future store openings.

In addition, our indebtedness requires us to comply with certain financial ratios and maintain certain amounts of unused availability under our revolving credit facility. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. See “Risk Factors—Failure of American Apparel to remain in compliance with certain financial covenants under its financing arrangements could result in the acceleration of its debt payment obligations.” Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements”.

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

The financing agreements between American Apparel and its lenders contain certain financial covenants relating to American Apparel’s capital expenditure limitations, availability under its revolving credit facility and debt to EBITDA ratios. Failure of American Apparel to maintain compliance with any of these financial covenants can result in American Apparel being unable to borrow under its revolving credit facility, which it utilizes to access its working capital, and may adversely affect the ability of American Apparel to finance and continue its operations. Such a failure could also result in an increase in the interest rate payable under the financing arrangements and acceleration of the outstanding debt in its entirety, and may adversely affect the ability of American Apparel to obtain financing that may be necessary to effectively operate its business and grow the business going forward.

Substantially all of our assets are used to secure our credit facilities, certain term loans and equipment leasing agreements.

Our credit facilities are secured by substantially all assets of the Company including cash, inventory and accounts receivable, and our second lien term loan facility is also secured by substantially all assets of the Company. All leasing agreements are secured by equipment provided by the leasing arrangement. In the event of a default on these agreements, substantially all of the assets of American Apparel could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

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

American Apparel conducts all of its manufacturing operations in the Los Angeles metropolitan area. Specifically, it operates principally out of its 800,000 square foot facility in downtown Los Angeles, which houses its executive offices, as well as its cutting, sewing, and distribution operations. The Company also operates a knitting facility in Los Angeles, California; a sewing, garment dyeing and finishing facility in South Gate, California; two fabric dyeing and finishing facility in each of Hawthorne, California and Garden Grove, California; as well as a warehouse facility in Commerce, California and Los Angeles, California. As a result, the Company’s operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. Southern California is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand. Furthermore, if there were a major earthquake, we may have to cease operations for a significant portion of time due to damages to our factory and the inability to deliver products to our distribution centers.

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

Because we utilize foreign suppliers and sells into foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

Our international operations subject us to risks, including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights,

•	changes in import duties or import or export restrictions;

•	fluctuations in currency exchange rates, which could negatively affect profit margins;

•	timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to American Apparel’s warehouses;

•	complications complying with the laws and policies of the United States affecting the exportation of goods, including duties, quotas, and taxes; and

•	complications in complying with trade and foreign tax laws.

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

American Apparel is subject to regulatory inquiries, investigations, claims and suits. American Apparel is currently defending one sexual harassment suit and responding to several allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. Furthermore, the previous insurer for the Company’s directors’ and officers’ insurance policy alleges that the sexual harassment suit and two of the allegations of discrimination and/or harassment are not covered by that insurance policy. We are unable to predict the potential financial exposure that could result from these matters. Our estimates of the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. We could have material financial exposure, which would have a material adverse effect upon our financial condition and results of operations. See the section entitled “Business of American Apparel—Legal Proceedings” for a more detailed discussion of American Apparel’s pending litigation.

Our ability to request indemnification from AAI’s stockholders for damages arising out of the Acquisition has expired.

At the closing of the Acquisition, 8,064,516 shares of Endeavor common stock issued to Dov Charney were deposited in escrow as the sole remedy for the obligation of the Old American Apparel stockholders to indemnify and hold harmless the Company for any damages, whether as a result of any third party claim or otherwise, and which arise as a result of or in connection with the breach of representations and warranties and agreements and covenants of Old American Apparel. The Company’s right to bring a claim for indemnification expired on December 12, 2008 and those shares are no longer subject to the escrow.

The process of upgrading our information technology infrastructure may disrupt our operations.

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. American Apparel has performed an evaluation of its information technology systems and requirements and is implementing upgrades to its information technology systems supporting the business. These upgrades involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

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

American Apparel is exposed to the risk of financial non-performance by its customers, primarily in its wholesale business. Sales to wholesale customers represented approximately 30.0% of total sales for the year ended December 31, 2008. American Apparel’s extension of credit involves considerable use of judgment and is based on an evaluation of each customer’s financial condition and payment history. American Apparel monitors its credit risk exposure by periodically obtaining credit reports and updated financials on its customers. American Apparel maintains an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

A failure in our Internet operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

Our online retail operations accounted for approximately 7.2% of sales for the year ended December 31, 2008 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

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

Our auditors and management have identified certain material weaknesses in our internal control over financial reporting as of December 31, 2008.

American Apparel’s auditors and management have identified three material weaknesses in American Apparel’s internal control over financial reporting as of December 31, 2008, as further described in Item 9A of this Annual Report on Form 10-K. These material weaknesses relate to: (1) a lack of a sufficient number of adequately trained accounting personnel with appropriate expertise in United States Generally Accepted Accounting Principles and lack of sufficient expertise to ensure that certain complex material and non-routine transactions are properly reflected in American Apparel’s consolidated financial statements; (2) in certain instances, the Company’s personnel, at both U.S. and foreign operations, did not perform adequate independent review of reconciliations and other processes; and (3) the Company’s world-wide financial information systems were not integrated and contained many manual processes that may prevent the Company from meeting regulatory filing requirements on a timely and accurate basis. The Company has also identified information technology control weaknesses in the areas of information security, end-user computing, systems program development and change controls. American Apparel’s auditors and management also identified five material weaknesses in American Apparel’s internal control over financial reporting as of December 31, 2007, which have not been fully remediated as of December 31, 2008. (See Item 9A for further details.) We cannot assure you that we will not have additional material weaknesses in the future or that we will be able to remediate existing material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, due to the identified material weaknesses, management has concluded that as of December 31, 2008, our disclosure controls and procedures were ineffective. The existence of material weaknesses could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis and, as a result, we may be unable to timely meet our reporting obligations with the SEC. The existence of material weaknesses also could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE Alternext US, the SEC and other regulatory authorities.

American Apparel is currently being audited by government tax agencies regarding its operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact American Apparel’s financial conditions and operations.

As of December 31, 2008, American Apparel is being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes for certain previous years. At this time, no assessments have been issued and American Apparel cannot quantify what impact these audits may have, if any. Therefore, no provisions have been set up in the accounts of American Apparel.

The Company is still in the process of making significant compensation decisions.

Significant compensation decisions are made by American Apparel’s Board of Directors and compensation committee. Currently, only Dov Charney, Joyce Crucillo, our Chief Litigation Counsel, and Glenn Weinman, our General Counsel, have employment agreements with the Company. The compensation arrangements for other key officers and employees are subject to review and change from time to time, including in the near term, by the Board of Directors of American Apparel and its compensation committee.

There will be a substantial number of shares of American Apparel’s common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel’s common stock.

The consideration issued in the Acquisition to the American Apparel stockholders included 37,258,065 shares of American Apparel common stock that was issued at the closing to Dov Charney. The resale of these shares has not been registered and these shares are restricted securities under the securities laws. In addition, all of these shares are subject to lock-up agreements and cannot be sold publicly, in the absence of the Company’s consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of American Apparel’s common stock.

In addition, American Apparel has outstanding warrants exercisable to purchase an aggregate of 17 million shares of its common stock, representing on an as-converted basis approximately 18% of the outstanding common stock (after giving effect to the issuance of the shares underlying such warrants). SOF Investments, L.P. – Private IV (“SOF”) holds a warrant, expiring on December 19, 2013, to purchase one million shares of American Apparel common stock at an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. In addition, Lion Capital (Guernsey) II Limited (“Lion”) holds a warrant, expiring on March 13, 2016, to purchase 16 million shares of American Apparel common stock at an exercise price of $2.00 per share, which exercise price is subject to adjustment under certain circumstances.

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

If we are unable to maintain listing of American Apparel’s securities on the NYSE Alternext US (formerly the American Stock Exchange) or any stock exchange, it may be more difficult for American Apparel’s stockholders to sell their securities.

American Apparel’s common stock is currently traded on the NYSE Alternext US. If for any reason the NYSE Alternext US should delist American Apparel’s securities from trading on its exchange, and American Apparel is unable to obtain listing on Nasdaq or another national securities exchange, American Apparel could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	a limited amount of news and analyst coverage for American Apparel;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•

a determination that its common stock is a “penny stock,” if the securities sell for a substantial period of time at a low price per share which would require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for American Apparel’s common stock.

Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Dov Charney and certain pre-Acquisition stockholders are parties to a voting agreement, dated December 12, 2007 (the “Endeavor Voting Agreement”), entered into upon the closing of the Acquisition. The Endeavor Voting Agreement provides that after the Acquisition, the Board of Directors would have nine members, comprised of four persons designated by Mr. Charney (initially being Mr. Charney, Adrian Kowalewski, Robert Greene and Allan Mayer), four persons designated by the pre-Acquisition stockholders (initially being Mark D. Klein, Mark Samson, Mortimer Singer and Mark A. Thornton), and one person mutually designated by the parties (initially being Keith Miller). Pursuant to the Endeavor Voting Agreement, the parties thereto agreed to vote their shares of Company common stock in favor of such designees to serve as directors. The Endeavor Voting Agreement terminates following the election of directors at the annual meeting of stockholders of the Company to be held in 2010.

In connection with the closing of the financing transaction with Lion, Mr. Charney and Lion entered into a voting agreement, dated March 13, 2009 (the “Investment Voting Agreement”), and the Company and Lion entered into an investment agreement, dated March 13, 2009 (the “Investment Agreement”). Pursuant to the Investment Agreement, Lion has the right to designate up to two persons to the Company’s Board of Directors and a board observer (or, if the Company increases its board size to 12, Lion has the right to designate up to three persons to the Board of Directors and no board observers), subject to maintaining certain minimum ownership thresholds of, or shares issuable under, the warrant (the “Lion Warrant”) issued on March 13, 2009, to Lion to purchase 16 million shares of Company common stock at an exercise price of $2.00 per share, which exercise price is subject to adjustment under certain circumstances. Lion Warrant or shares issuable under the Lion Warrant. Though no change to the existing Board of Directors composition is required under the Investment Agreement, the Company may consider changes in lieu of increasing the size of the Board of Directors. The Company currently expects to determine whether to increase its board size, or make changes to its current board structure to permit the appointment of the Lion designees, within 30 days after the closing date of the transaction. The Investment Agreement also provides that for so long as Lion has the right to designate any person for nomination for election to the Board of Directors pursuant to the Investment Agreement, the Company will not increase the size of the Board of Directors to more than 10 directors (or 13 directors in the event the Company elects to increase the size of the Board of Directors to 12 directors as described above).

Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of common stock in favor of Lion’s designees, provided that Mr. Charney’s obligation to so vote terminates if he owns less than 6,000,000 shares of Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of Mr. Charney and, during the term of the Endeavor Voting Agreement, each other designee of Mr. Charney, provided that Lion’s obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900,000 shares of Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement, as extended by a letter agreement, dated March 13, 2009, between Mr. Charney and Lion.

Accordingly, the parties to the Endeavor Voting Agreement, the Investment Agreement and the Investment Voting Agreement are able to control the election of directors. Mr. Charney and the other parties to the Endeavor Voting Agreement beneficially own in the aggregate approximately 52.8% of the Company’s outstanding common stock and voting power (such calculation does not give effect to dilution as a result of any exercise of the Lion Warrant or the warrant (the “SOF Warrant”), issued on December 19, 2008, to SOF to purchase one million shares of Company common stock at an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances). This concentration of ownership and the Endeavor Voting Agreement and the Investment Voting Agreement could have the effect of delaying or preventing a change in the Company’s control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent the Company’s stockholders from realizing a premium over the current market price for their shares of Company common stock. Furthermore, Mr. Charney, the other parties to the Endeavor Voting Agreement and Lion may also have interests that differ from yours and may vote their shares of Company common stock in a way with which you disagree and which may be adverse to your interests.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased:

Los Angeles, California	Executive Offices, Sewing, Cutting, and Distribution (the “HQ lease”)

Los Angeles, California	Knitting Facility

Los Angeles, California	Warehouse

Hawthorne, California	Fabric Dyeing and Finishing Facility

South Gate, California	Sewing, Garment Dyeing and Finishing Facility

Garden Grove, California	Knitting, Fabric Dyeing and Finishing Facility

Commerce, California	Warehouse Facility

Montreal, Quebec	Executive Offices, Distribution

Düsseldorf, Germany	Offices, Distribution

Neuss, Germany	Distribution

London, England	Offices

Tokyo, Japan	Offices

Seoul, South Korea	Offices

The HQ lease expired on December 31, 2008. The Company is currently leasing the property on a month-to-month and is currently negotiating with the lessor.

All of American Apparel’s retail stores are well maintained and in good operating condition. American Apparel’s retail stores are typically leased for a term of five to ten years with renewal options for an additional five to ten years. Most of these leases provide for base rent, as well as maintenance and common area charges, real estate taxes and certain other expenses. Selling space of opened stores will sometimes change due to store renovations that modify space utilization, use of staircases, the configuration of cash registers, and other factors. As well, a number of American Apparel store locations have undergone expansions in the past several years.

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2008:

Domestic Locations (148)

Arizona (3)

Scottsdale

Tempe

Tuscon

California (40)

Arcadia

Berkeley (2)

Burlingame

Camarillo

Claremont

Commerce

Costa Mesa

Gilroy

Los Angeles—

  Cherokee

  Factory Store

  Echo Park (2)

  Hollywood

  Little Tokyo

  Los Feliz

  Melrose

  Robertson

  Westwood Village

  West Hollywood

Huntington Beach

La Jolla

Manhattan Beach

Napa

Palo Alto

Pasadena

Rancho Cucamonga

San Diego—

  Fashion Valley

  Gaslamp

  Hillcrest

  Pacific Beach

San Francisco—

  Haight Ashbury

  Union Street

Santa Ana

Santa Barbara

Santa Cruz

Santa Monica—

  Main Street

  3rd Street Promenade

Studio City

Ventura

Colorado (2)

Boulder

Denver

Connecticut (1)

South Norwalk

District of Columbia (2)

Georgetown

Lincoln Square

Florida (11)

Boca Raton

Coconut Grove

Coral Gables

Fort Lauderdale

Gainesville

Key West

Miami Beach—

  Lincoln Road

  Ocean Drive

  Sunset Drive

Orlando

South Miami

St. Augustine

Georgia (3)

Atlanta—

  Buckhead

  Little Five Points

Savannah

Hawaii (1)

Honolulu

Illinois (5)

Chicago—

  Gold Coast

  Lakeview

  Lincoln Park

  Wicker Park

Evanston

Louisiana (1)

New Orleans

Maryland (4)

Annapolis

Baltimore

Bethesda

Silver Spring

Massachusetts (3)

Boston—

  Back Bay

  Newbury

Cambridge

Michigan (3)

Ann Arbor

East Lansing

Royal Oak

Minnesota (2)

Bloomington

Minneapolis

Missouri (1)

Kansas City

Nebraska (1)

Omaha

Nevada (3)

Las Vegas—

  Boca Park

  Caesars Palace

  Premium Outlet

New Jersey (3)

Edison

Hoboken

Paramus

New York (23)

Brooklyn—

  Carroll Gardens

  Court Street

  Park Slope

  Williamsburg

Garden City

Manhattan—

  Chelsea

  Columbia University

  Columbus Circle

  FIT

  Flatiron

  Gramercy Park

  Harlem

  Hell’s Kitchen

  Lower Broadway

  Lower East Side

New York (cont’d.)

  Noho

  Soho

  Tribeca

  Upper East Side

  Upper West Side

  West Village

White Plains

Woodbury Common

North Carolina (2)

Charlotte—

  South End

  Southpark Mall

Ohio (3)

Cincinnati

Cleveland

Columbus

Oregon (4)

Eugene

Portland—

  Hawthorne Blvd.

  Stark Street

  Bridgeport Village

Pennsylvania (5)

King of Prussia

Philadelphia—

  Sansom Commons

  Walnut Street

Pittsburgh—

  Shadyside

  Univ. of Pittsburgh

Rhode Island (1)

Providence

South Carolina (2)

Charleston

Columbia

Tennessee (2)

Memphis

Nashville

Texas (8)

Austin—

  Congress Ave

  Guadalupe Street

Texas (cont’d.)

Dallas—

  Mockingbird
  Station

  NorthPark Center

Houston

Round Rock

San Antonio—

  La Cantera

  North Star Mall

Utah (1)

Salt Lake City

Vermont (1)

Burlington

Virginia (1)

Richmond

Washington (4)

Lynnwood

Seattle—

  Capitol Hill

  Downtown Seattle

  University Way

Wisconsin (2)

Madison

Milwaukee

Canada (37)

Alberta (5) Calgary— 17th Avenue Market Mall Sunnyside Edmonton— 82nd Avenue West Edmonton Mall	British Columbia (7) Burnaby Kelowna Vancouver— Granville Park Royal Robson Street South Granville West 4th Street Manitoba (1) Winnipeg Nova Scotia (1) Halifax	Ontario (10) Kingston London Ottawa— Rideau Centre Westboro Toronto— Bloor Street College Street Queen Street Sherway Gardens Yonge & Dundas Yonge & Eglington	Quebec (12) Laval Montreal— Cote-des-Neiges Cours Mont-Royal Mont-Royal Est Sherbrooke St-Denis St-Laurent Ste-Catherine Ste-Catherine Est Pointe-Claire Quebec Sainte-Foy Saskatchewan (1) Saskatoon

International Locations (75)

Europe (46)

Austria (1)

Vienna

Belgium (1)

Antwerp

France (8)

Aix en Provence

Paris—

  Marais

  Vielle du Temple

  Beaurepaire

  Marche St-Honore

  Avenue Victor Hugo

  Saint-Germain

Toulouse

Italy (3)

Florence

Milan

Rome

Netherlands (3)

Amsterdam 1

Amsterdam 2

Rotterdam

Germany (13)

Berlin 1

Berlin 2

Berlin

Cologne

Düsseldorf

Frankfurt

Hamburg 1

Hamburg 2

Heidelberg

Mannheim

Munich 1&2

Munich 3

Stuttgart

Spain (1)

Barcelona

Sweden (1)

Stockholm

Switzerland (2)

Zurich 1

Zurich 2

United Kingdom (13)

Brighton

Bristol

Glasgow

Liverpool

London—

  Camden

  Carnaby Street

  Covent Garden

  Kensington

  Oxford Street

  Portobello Road

  Shoreditch

Manchester

Nottingham

Israel (2) Jerusalem Tel Aviv Mexico (4) Mexico City— La Roma Polanco Monterrey Playa del Carmen Brazil (1) São Paulo Australia (3) Adelaide Melbourne Sydney	Asia (19) China (4) Beijing— Nali Mall World Trade Center Shanghai Shenzhen Japan (7) Fukuoka Osaka Tokyo— Azabu Daikanyama Jiyugaoka Shibuya Yokohama	South Korea (8) Bundang Busan Cheong-Ju Seoul— Chungdam Dae-Hak-Ro Hong-Dae Kangnam Myung-Dong

Stores Opened by Year

	United States	Canada	International	Total
2004
Open at January 1, 2004	3	0	0	3
Opened	23	9	3	35

Total as of December 31, 2004	26	9	3	38

2005
Opened	40	11	14	65

Total as of December 31, 2005	66	20	17	103

2006
Opened	29	6	11	46
Closed	(2)	0	0	(2)

Total as of December 31, 2006	93	26	28	147

2007
Opened	13	5	20	38
Closed	(1)	(1)	(1)	(3)

Total as of December 31, 2007	105	30	47	182

2008
Opened	44	8	29	81
Closed	(1)	(1)	(1)	(3)

Total as of December 31, 2008	148	37	75	260

2009 (through February 28th)
Opened	3	1	1	5
Closed	(1)	(1)	0	(2)

Total	150	37	76	263

Store Pipeline

As part of American Apparel’s new store expansion, at any one time American Apparel may have store locations under signed leases which are in the process of being opened. This store pipeline, as of February 28, 2009 is as follows:

New Haven, CT Las Vegas, NV	Chicago, IL Schaumburg, IL	Dresden, Germany Dublin, Ireland	Tijuana, Mexico Osaka, Japan Montreal, Canada

Item 3.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have any material financial impact on the Company’s results.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. The Company anticipates that an arbitration will now occur. As described further below, the insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen is seeking monetary damages in an amount he believes to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. The Company believes that Mr. Allen’s claims are defensible and is vigorously litigating its position. In addition, the Company’s insurance company has agreed, without any reservation of rights, to cover a portion of defense costs and any adverse judgment which may be entered against the Company, up to the policy limits of $11 million, except for any exemplary damages which may be awarded. While there can be no assurances, the Company does not expect that there will be a material financial impact as a result of this suit.

The Company is currently engaged in several other employment-related claims and other matters incidental to the Company’s business. We believe that all such claims against the Company are without merit, and we intend to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on November 20, 2008. The following proposals were presented to a vote of the stockholders.

Proposal No. 1—Election of Directors (Class A)

Director	Votes For	Votes Withheld
Robert Greene	57,052,304	7,164,125
Allan Mayer	57,053,329	7,163,100
Keith Miller	57,053,404	7,163,025

The following Class B directors currently remain in office with their term expiring in 2009—Adrian Kowalewski, Mark D. Klein and Mortimer Singer. The following Class C directors currently remain in office with their term expiring in 2010—Dov Charney, Mark Samson and Mark A. Thornton.

Pursuant to the Investment Agreement, Lion has the right to designate up to two persons to the Company’s Board of Directors and a board observer (or, if the Company increases its board size to 12, Lion has the right to designate up to three persons to the Board and no board observers). Though no change to the existing Board composition is required under the Investment Agreement, the Company may consider changes in lieu of increasing the size of the Board. The Company currently expects to determine whether to increase its Board size, or make changes to its current Board structure to permit the appointment of the Lion designees, within 30 days after the closing date of the Lion financing transaction. The Investment Agreement also provides that for so long as Lion has the right to designate any person for nomination for election to the Board pursuant to the Investment Agreement, the Company will not increase the size of the Board to more than 10 directors (or 13 directors in the event the Company elects to increase the size of the Board to 12 directors as described above).

Proposal No. 2—Election of Independent Auditors

To ratify the appointment of Marcum & Kliegman LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstain
64,012,990	193,006	10,432

Proposal No. 3—Amendment of 2007 Performance Equity Plan

To approve the amendment to the Company’s 2007 Performance Equity Plan (i) to increase the number of shares of Common Stock reserved for issuance thereunder by 3,290,000 shares and (ii) to increase the maximum number of shares of Common Stock that may be granted as awards thereunder to any one individual in any one calendar year from 200,000 to 2,500,000.

Votes For	Votes Against	Abstain
49,950,408	8,815,179	11,862

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE Alternext US. Our common stock is traded under the symbol APP. Our units (the “Endeavor Units”) and warrants (the “Endeavor Warrants”), which were issued in the initial public offering of Endeavor Acquisition Corp., traded on the American Stock Exchange (now the NYSE Alternext US) under the symbols APP-U and APP-WS, respectively, until March 7, 2008, when all outstanding Endeavor Warrants were redeemed.

Each Endeavor Unit was comprised of one share of common stock and one Endeavor Warrant. Prior to the Acquisition, the Endeavor Units, common stock and Endeavor Warrants were traded on the American Stock Exchange (now the NYSE Alternext US) under the symbols EDA-U, EDA and EDA-WT, respectively. The Endeavor Units commenced trading on the NYSE Alternext US on December 16, 2005, and the common stock and Endeavor Warrants commenced trading on March 6, 2006.

The following table sets forth the range of high and low sales prices for the Endeavor Units, our common stock and the Endeavor Warrants for the periods indicated. The trading activity for the periods prior to December 12, 2007 was for Endeavor Acquisition Corp., a blank check company, prior to the Acquisition. The trading activity for December 13, 2007 through December 31, 2007 and thereafter was for American Apparel.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter (12/13/07 – 12/31/07)	$23.99	$21.86	$16.22	$13.40	$9.00	$7.50
Fourth Quarter (10/1/07 – 12/12/07)	24.25	16.93	16.80	11.56	9.40	5.25
Third Quarter	17.75	13.59	12.15	7.55	5.87	2.90
Second Quarter	19.45	14.00	13.15	9.92	6.75	3.85
First Quarter	17.50	11.70	12.20	9.12	5.75	2.99
2008:
Fourth Quarter	$—	$—	$8.45	$1.55	$—	$—
Third Quarter	—	—	10.05	5.48	—	—
Second Quarter	—	—	9.97	5.90	—	—
First Quarter (3/1/08 – 3/7/08)	17.78	17.78	14.45	8.50	6.00	5.90

Dividends

As a public company, we have not paid any cash dividends. Certain cash dividends and distributions were paid by Old American Apparel to its principal stockholders prior to becoming a public company. We intend to continue to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In addition, American Apparel is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our debt instruments significantly restrict all of our subsidiaries from making dividends or distributions to American Apparel.

Units, Common Shares and Warrants

The Endeavor Warrants and common stock comprising the Endeavor Units became separately tradable on March 7, 2006. Each Endeavor Warrant entitled the holder to purchase from American Apparel one share of American Apparel common stock at an exercise price of $6.00. On February 6, 2008 the Company called for redemption, and on March 7, 2008 redeemed, all of its issued and outstanding Endeavor Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Endeavor Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Endeavor Warrants were redeemed by the Company at a price of $.01 per Warrant. As a result, the Endeavor Units and the Endeavor Warrants ceased to be outstanding and ceased to be registered, pursuant to Section 12(b) on March 7, 2008.

On December 19, 2008, in connection with an extension of the SOF Credit Agreement, the Company issued the SOF Warrants. On March 13, 2009, in connection with the Lion financing, the Company issued the Lion Warrant. The warrants were issued to SOF and Lion in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The SOF Credit Agreement provided that if the Company failed to raise $16 million of financing by March 13, 2009, the Company would be required to issue to SOF an additional warrant to purchase two million shares of Company common stock at an exercise price of $2.00 per share and on other terms substantially identical to the terms of the SOF warrant issued to SOF in December 2008 in connection with the extension of the SOF Credit Agreement. As a result of the repayment in full of the SOF Credit Agreement with the proceeds of the loans under the Lion Credit Agreement, the Company was not required to issue to SOF the additional warrant.

For further discussion, including of proceeds received from exercise of warrants see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Equity Compensation Plan Information

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (the “2007 Plan”), which originally provided for an aggregate of 7,710,000 shares of the Company’s common stock to be acquired by the holders of awards under the plan. At the Company’s Annual Meeting of Stockholders held on November 20, 2008, the Company’s stockholders approved an amendment to the 2007 Plan to (i) increase the number of shares of the Company’s common stock reserved for issuance under the 2007 Plan by 3,290,000 shares, which increased the maximum number of shares reserved for issuance from 7,710,000 to 11,000,000 and (ii) increase the number of shares of the Company’s common stock that may be granted as awards to any one participant in any one calendar year from 200,000 to 2,500,000. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

Pursuant to the 2007 Plan, the Company’s seven non-employee directors each received a stock grant (of fully vested shares) following the closing of the Acquisition and will receive a stock grant for each year of service thereafter, equal to the number of shares of the Company’s common stock having an aggregate market value of $75,000 at the date of grant. The initial stock grant was approved by the Board on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the initial stock grant, however, the number of shares awarded to the non-employee directors was to be determined using the highest closing price as of December 12, 2007, February 6, 2008 and April 17, 2008. Consequently, the Company issued to each non-employee director 4,808 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards is approximately $432,000 and is reflected in operating expenses for the year ended December 31, 2008 in the consolidated financial statements, and was based upon the February 6, 2008 closing price of $12.85 per share. On January 12, 2009, the Company issued the second annual grant to each non-employee director of approximately 35,000 shares of common stock, based upon the closing price per share of $2.13.

On August 14, 2008, 1,850,532 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $12.1 million were awarded to eligible manufacturing employees and included in cost of sales for the year ended December 31, 2008. Of the $12.1 million, approximately $5.2 million was withheld for the payment of employment and withholding taxes and 1,058,367 shares with an aggregate value of $6.9 million were issued to employees and cash in the amount of approximately $7,000 was paid to employees in lieu of the issuance of fractional shares. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the August 14, 2008 closing price per share of $6.54.

It is anticipated that any options granted under the plan in the future will have an exercise price at least equal to the fair market of American Apparel’s common stock on the date of grant. The following table provides information as of December 31, 2008 for common shares of the Company that may be issued under our 2007 Performance Equity Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	9,103,297

Total	—	—	9,103,297

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 6, 2006 through December 31, 2008 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the S&P Retail Index, the S&P500 over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of American Apparel, Inc. and its subsidiaries as of, and for each of the five years ended, December 31, 2008.

The Acquisition was accounted for as a reverse merger and recapitalization for financial reporting purposes. Accordingly, for accounting and financial purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. Accordingly, the historical financial information for periods and dates prior to December 12, 2007, is that of Old American Apparel, and its affiliated companies.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
					(unaudited)
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$545,050	$387,044	$284,966	$201,450	$133,824
Gross profit	$299,115	$215,473	$145,636	$101,688	$56,334
Income from Operations	$36,064	$31,122	$10,572	$10,782	$9,477
Net Income (Loss)	$14,112	$15,478	$(1,606)	$3,487	$6,223
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited)	n/a	$9,457	$257	$3,121	$5,727
Cash Distributions/Dividends Paid (1)	$—	$22,147	$696	$1,793	$1,906

Per Share Data (2)
Net Earnings (Loss) per share—basic	.20	.32	(.03)	.07	.13
Net Earnings (Loss) per share—diluted	.20	.31	(.03)	.07	.13
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (3)	n/a	.19	.01	.06	.12
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (3)	n/a	.19	.01	.06	.12
Weighted—average number of shares—basic	69,490	48,890	48,390	48,390	48,390
Weighted—average number of shares—diluted	70,317	49,414	48,390	48,390	48,390
Dividends Paid (1)	$.00	$.45	$.01	$.04	$.04

Balance Sheet Data (4)
Total Assets	$333,005	$233,350	$163,056	$124,226	$90,367
Working Capital	$112,674	$2,120	$38,559	$40,880	$20,164
Total Long Term Debt Less Current Maturities	$105,266	$10,744	$75,546	$65,365	$2,703
Stockholders’ Equity	$136,412	$61,821	$12,973	$14,918	$13,339

(1)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. The Company does not anticipate paying any cash dividends in the foreseeable future.

(2)	See Note 3 (Earnings per share) for an explanation of how earnings per share is calculated.

(3)	See Note 3 (Income Taxes) for an explanation of the pro forma presentation.

(4)	See Note 2 (Completed Merger) for an explanation of the impact of the reverse merger with Endeavor Acquisition Corp.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Background

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to acquire an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization, amended November 6, 2007, with Old American Apparel and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. Pursuant to the Acquisition, Old American Apparel merged with and into AAI Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of the Company and changed its name to American Apparel (USA), LLC.

The Acquisition was accounted for as a reverse merger and recapitalization of Old American Apparel. Accordingly, for accounting and financial reporting purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. The historical financial information and the historical description of our business, for periods and dates prior to December 12, 2007, is that of Old American Apparel and its affiliated companies. (See Note 2 to the Consolidated Financial Statements for further details.)

Overview

The Company designs, manufactures and sells fashion apparel for women, men, children and pets. The Company sells its products through its retail stores and through its wholesale operations, which include online consumer operations, throughout the U.S. and internationally. American Apparel’s revenue is driven by its ability to design and market desirable products by identifying new business opportunities, securing new distribution channels, and renewing and revitalizing existing distribution channels.

Nature of Operations

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. As of December 31, 2008, American Apparel operated 260 retail stores in 19 countries. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers.

American Apparel conducts it primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates knitting facilities in Los Angeles and Garden Grove, California, where it makes about one third of the fabric the Company uses in manufacturing. The Company also does most of its dyeing and finishing in-house. Company owned dye houses dye approximately 80% of the raw fabric the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new sewing, dyeing, and finishing facility in South Gate, California, which began operations in 2008. This facility has capacity for sewing, dyeing and finishing garments. In May 2008, the Company acquired the facility in Garden Grove, California, which has knitting, dyeing and sewing capacity and began operations in June 2008.

Because the Company’s manufacturing process is domestic and vertically integrated, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s products are noted for their quality and fit, and the Company’s distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. and its online consumer operations in the U.S. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of the Company. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal. In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy which will significantly reduce the overall effective tax rate on our international earnings. While the application of our updated intercompany transfer pricing policy did not change our revenue or operating performance on a consolidated basis, it impacted the allocation of operating profit amongst our U.S. Wholesale, Canada and International segments in 2008 when compared to prior years. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2008, 2007 and 2006 are included under Note 18 to the Consolidated Financial Statements contained herein.

As of December 31, 2008, the U.S. Retail segment consisted of 148 retail stores in the United States and the U.S. Wholesale segment consisted of wholesale operations and online operations. As of December 31, 2008, the Canada segment consisted of 37 stores along with wholesale operations while the International segment consisted of 75 retail stores in 17 countries, online storefronts, and 12 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea and China.

In 2008, 29.8% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 31.0% from U.S. Retail operations, 12.3% from Canada operations and 26.9% from International operations. In 2007, 37.3% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 29.9% from U.S. Retail operations, 11.0% from Canada operations and 21.8% from International operations. In 2006, 44.8% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 28.2% from U.S. Retail operations, 10.7% from Canada operations and 16.3% from International operations. Total net revenues for 2008, 2007 and 2006 were $545 million, $387 million and $285 million, respectively, and total net earnings (loss) for 2008, 2007, and 2006 were $14.1 million, $15.5 million, and ($1.6) million respectively.

During the period from January 1, 2006 through December 31, 2008, American Apparel increased its U.S.-based retail stores from 66 to 148, increased its Canada based stores from 20 to 37 and increased its International stores from 17 to 75 in 17 countries. The following tables detail the growth in retail store activity during the years ended December 31, 2008, 2007 and 2006.

Retail Stores—U.S. Retail Segment	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Open at beginning of the period	105	93	66
Opened during the period	44	13	29
Closed during the period	(1)	(1)	(2)

Open at end of the period	148	105	93

Retail Stores—Canada Segment	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Open at beginning of the period	30	26	20
Opened during the period	8	5	6
Closed during the period	(1)	(1)	0

Open at end of the period	37	30	26

Retail Stores—International Retail Segment (excluding Canada)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Open at beginning of the period	47	28	17
Opened during the period	29	20	11
Closed during the period	(1)	(1)	0

Open at end of the period	75	47	28

Comparable Same Store Sales

Comparable same store sales are defined as the change in sales for stores that have been open for more than one year over the comparable period of the previous year. The table below shows the comparable same store sales of American Apparel, by quarter for the years ended December 31, 2008, 2007 and 2006, including the number of stores included in the comparison at the end of each period and the increase from the prior comparable period.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Year to date
2006	16%	0%	3%	5%	5%
Number of Stores	43	50	64	83
2007	17%	24%	27%	40%	29%
Number of Stores	104	119	131	138
2008	36%	23%	24%	11%	22%
Number of Stores	140	145	149	162

Executive Summary

For the year ended December 31, 2008, the Company reported net sales of $545.0 million, an increase of $158.0 million, or 40.8%, over the $387.0 million reported for the year ended December 31, 2007. The increase in net sales was primarily the result of expansion in the U.S. Wholesale and U.S. Retail distribution channels, the Canada retail distribution channel and the International retail distribution channel, as the Company added new store locations and expanded its product offering in existing stores. The Company selects new store locations based upon consideration of a number of factors, including projected sales potential, financial requirements of the prospective lease agreement, co-tenancy, as well as ancillary benefits such as increase in brand recognition. Since the beginning of 2007, the Company has been expanding its fabric offerings which facilitated introduction of new styles across the wholesale and retail distribution channels. As many as thirty new styles were added to the retail distribution channel of which the most notable was the addition of denim products. Comparable store sales increased 22% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Gross margin for the Company decreased to 54.9% in the year ended December 31, 2008 compared to 55.7% for the year ended December 31, 2007. The decrease in gross profit was primarily the result of recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes related to the stock award in cost of sales. The $13.2 million of expenses related to the stock award reduced our gross profit percentage by 2.4%. Excluding the impact of the aforementioned expenses related to the stock award, our gross profit percentage increased to 57.3% in the year ended December 31, 2008 from 55.7% for the year ended December 31, 2007. This increase in gross profit percentage was primarily attributable to an increase in the sales mix during 2008 which included a higher amount of retail sales from the expansion of the U.S. Retail, Canada and International segments which generate higher gross margins than the Company’s U.S. Wholesale segment. The gross margin was also favorably impacted from a reduction in inventory reserves of $1.7 million which increased the gross margin by 0.3% during the year ended December 31, 2008. The reduction in the inventory reserve was primarily the result of the opening of seven new closeout stores in key markets and expansion of certain existing closeout stores to increase inventory selection. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores which specialize in selling certain inventory at discounted prices, resulting in higher inventory turnover of potentially slow-moving inventory.

During the year ended December 31, 2008, the Company hired a significant number of new manufacturing employees to support the anticipated increase in demand for the Company’s products throughout the remainder of the year and in the future. Related to this activity, the Company incurred additional recruiting and training costs. Based on the Company’s prior experience with hiring new employees, it is expected that the productivity of new employees reaches a normalized level within 90-120 days of the date of hire. Typically, gross margins in the U.S. wholesale segment have been negatively impacted during periods where the Company has underwent an increased level of hiring.

As of April 1, 2008, the Company successfully completed the first phase of the implementation of an Enterprise Resources Planning (ERP) system. This first phase included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. Direct costs incurred in the implementation during the year ended December 31, 2008 were $2.2 million. In addition, certain indirect costs and inefficiencies related to the changeover of various system components had a minor negative impact upon the results of operations in 2008. Nonetheless, going forward, the improvements in operating information and control systems are expected to be substantial. Since April 1, 2008, the Company has entered the second phase of the implementation, which will include the financial accounting and control systems for the Company’s U.S. Wholesale operations. The second phase is scheduled to be completed in the second quarter of 2009.

The Company’s net income for the year ended December 31, 2008 decreased to $14.1 million compared to $15.5 million for the year ended December 31, 2007. The decrease in net income during the year ended December 31, 2008 was primarily the result of the stock award to the Company’s manufacturing employees in August 2008, offset by continued expansion of the Company’s operations in the U.S. Retail, Canada and International segments.

Management of the Company believes that its revenue growth has been enhanced by the addition of new stores, increased online sales, and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To build on this trend in retail revenue growth, the Company is looking to grow its U.S. Retail segment, and the retail portion of its International and Canada segments. As of February 28, 2009, the Company had signed leases for an additional 9 store locations expected to open in 2009. Additionally, the Company is currently selecting, negotiating and reviewing additional new store locations in both domestic and foreign markets.

As the Company’s business grows, management continues to evaluate its existing systems. It is expected that the new ERP system will enable the Company to purchase more efficiently, as well as manage the supply chain and inventory more efficiently. The Company, while currently able to meet its production requirements using both internal and third party resources, is developing strategies to increase its internal production capacity to meet future needs.

Critical Accounting Estimates and Policies

Complete descriptions of American Apparel’s significant accounting policies are outlined in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. American Apparel’s critical accounting estimates and policies include:

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	share-based compensation; and

•	accruals for the outcome of current litigation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (“FIFO”) method. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, the Company will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first and second quarters in anticipation of the peak selling season which occurs during the summer months of the second and third quarters of the year. At such times, the Company will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup precedes the selling season, management maintains the existing reserve for excess and slow-moving inventory until the peak selling season has passed and the accumulated sales data provides a better basis for an update of management’s estimate of this provision. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the Company’s production facilities and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The Company determines its normal capacity based upon the amount of direct labor minutes in a reporting period.

During 2008, the Company opened seven closeout stores in key markets and expanded certain existing closeout stores to increase their available inventory for sale. Popular styles among the Company’s slow-moving stock were actively merchandized in these closeout stores which specialize in selling certain inventory at discounted prices, resulting in higher inventory turnover of potentially excess and slow-moving inventory. The impact of this sales increase in our closeout stores was the primary result of a net reduction of $1.7 million to the Company’s reserve for excess and slow-moving inventory at December 31, 2008.

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

The Company evaluates acquired assets and its retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets as well as other long lived assets are impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets. During the year ended December 31, 2008, the Company recorded an impairment charge in the amount of $0.6 million related to underperforming retail stores located in each of the U.S. Retail, Canada and International segments.

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

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to various matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. The Company currently does not believe, based upon information available at this time, that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, results of operations or cash flows. See Note 16 and 19 to the Company’s Consolidated Financial Statements.

Share-Based Compensation

The Company intends to use stock options and other stock-based awards to reward long-term performance. The Company believes that providing a meaningful portion of an executive’s total compensation package in stock options and other stock-based awards will align the incentives of its executives with the interests of stockholders and with the Company’s long-term success. The Company expects the compensation committee and Board to develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to executives, sufficient to retain, motivate and adequately reward the executives.

Any such equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by the Company’s Board and was approved by the stockholders. The 2007 Performance Equity Plan reserves 11.0 million shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal” filed with the SEC on November 28, 2007. On April 17, 2008, approximately 0.03 million shares of common stock having an aggregate value of $0.4 million were granted to seven non-employee directors in connection with the closing of the Acquisition. The value of the stock award was based upon the December 12, 2007 closing price per share of $15.60. On August 14, 2008, approximately 1.9 million shares of common stock having an aggregate value of $12.1 million were awarded to eligible manufacturing employees. Of the $12.1 million, $5.2 million was withheld for payment of employment and withholding taxes, approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was based upon the August 14, 2008 closing price per share of $6.54. As of December 31, 2008, the Company has not granted any stock awards under the 2007 Performance Equity Plan, other than the awards as described above. For further information regarding such grants, also see “Equity Compensation Plan Information” under Item 5 above.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

American Apparel, Inc.

Consolidated Statements of Operations

For the Year Ended, 2008 and 2007

(Dollars in Thousands)

	Year Ended December 31, 2008		Year Ended December 31, 2007
	(audited)		(audited)
Net sales	$545,050	100.0%	$387,044	100.0%
Cost of sales	245,935	45.1%	171,571	44.3%

Gross profit	299,115	54.9%	215,473	55.7%
Operating expenses	263,051	48.3%	184,351	47.6%

INCOME FROM OPERATIONS	36,064	6.6%	31,122	8.0%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	13,921	2.6%	17,541	4.5%
Foreign currency transaction loss (gain)	621	0.1%	(722)	(0.2)%
Other expense (income)	155	0.0%	(980)	(0.3)%

INCOME BEFORE INCOME TAXES	21,367	3.9%	15,283	3.9%
Income tax provision (benefit)	7,255	1.3%	(195)	(0.1)%

NET INCOME	$14,112	2.6%	$15,478	4.0%

Pro forma Computation Related to Conversion to C Corporation for income tax purposes (unaudited) for the year ended December 31, 2007 (Dollars in thousands):

Historical income before taxes	$15,283	3.9%
Pro forma provision for income taxes	5,826	1.5%

Pro forma net income	$9,457	2.4%

Net Sales: The following table sets forth American Apparel’s net sales for the year ended December 31, 2008 as compared to December 31, 2007 and provides key breakdowns within each segment of net sales growth from period to period. Net Sales were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		$ Change	% Change
	(Dollars in Thousands)
	Amount	%	Amount	%	Amount	%
NET SALES	$545,050	100.0%	$387,044	100.0%	$158,006	40.8%

U.S.—Wholesale	162,668	29.8%	144,478	37.3%	18,190	12.6%
U.S.—Retail	168,653	31.0%	115,615	29.9%	53,038	45.9%
Canada	67,280	12.3%	42,407	11.0%	24,873	58.7%
International	146,449	26.9%	84,544	21.8%	61,905	73.2%

	$545,050	100.0%	$387,044	100.0%	$158,006	40.8%

One significant factor contributing to the overall growth in net sales was the expansion of our international operations, as evidenced by the opening of 29 international retail stores with 1 store closing during the year ended December 31, 2008. In our Canada segment, during the year ended December 31, 2008, 8 retail stores were opened and 1 store was closed. Additionally, during the same period 44 retail stores were opened and 1 retail store was closed in our U.S. Retail business segment. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was the Company’s increased focus on building brand awareness and targeted advertising campaigns as further described below.

Net sales increased $158.0 million, or 40.8%, from $387.0 million for the year ended December 31, 2007 to $545.0 million for the year ended December 31, 2008.

U.S. Wholesale: Net sales for American Apparel’s U.S. Wholesale segment increased $18.2 million, or 12.6%, from $144.5 million for the year ended December 31, 2007 to $162.7 million for the year ended December 31, 2008. This increase was primarily due to an increase in online sales due to strategic advertising and increased brand awareness. Third party wholesale and online sales increased from $125.8 million and $18.7 million in 2007 to $137.2 million and $25.5 million in 2008, respectively. One of the primary drivers behind the increase in U.S. Wholesale sales was the ability to meet customer demands through increased stock of inventory on hand. During most of 2008, the Company continued its increase in production in order to meet customer demand during the peak sales season.

U.S. Retail: Net sales for the U.S. Retail segment increased $53.0 million, or 45.9%, from $115.6 million for the year ended December 31, 2007 to $168.7 million for the year ended December 31, 2008. Growth was fueled by the addition of retail stores in key markets within the U.S. in 2008 which contributed incremental sales of $30.4 million over the prior year, as well as a 20.7% increase of $22.6 million in comparable store sales in 2008 compared to 2007. Same-store sales are calculated as the sales increase over the previous year for stores that have been open for more than twelve months. As of December 31, 2008, the number of open stores was 148, while as of December 31, 2007, the number of open stores was 105.

Canada: Net sales for the Canada segment increased $24.9 million, or 58.7%, from $42.4 million for the year ended December 31, 2007 to $67.3 million for the year ended December 31, 2008. This was a result of the addition of retail stores in key markets within Canada which contributed incremental sales of $13.8 million of the prior year, as well as a 37.7% increase of $11.1 million in same store sales in 2008 compared to 2007. The number of open retail stores increased to 37 retail stores as of December 31, 2008 from 30 retail stores as of December 31, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Canada wholesale and online sales volume was consistent with the prior year.

International: Net sales for the International segment increased $61.9 million, or 73.2%, from $84.5 million for the year ended December 31, 2007 to $146.4 million for the year ended December 31, 2008. This increase was primarily due to the net increase of 28 retail stores in the international segment which contributed incremental sales of $61.9 million over the prior year, from 47 retail stores as of December 31, 2007 to 75 retail stores as of December 31, 2008. Comparable store sales in the International segment increased 18.3% or $11.7 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. During 2008, the Company opened 29 new stores in Australia, Belgium, Brazil, China, France, Germany, Israel, Italy, Japan, Korea, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. During the year ended December 31, 2008, approximately $14.5 million and $12.2 million of sales were generated by wholesale and online sales, respectively, compared with $12.6 million and $6.6 million for wholesale and online sales, respectively, for the year ended December 31, 2007.

Cost of Sales: Cost of sales as a percentage of net sales was 45.1% and 44.3% for the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to the recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes related to the stock grant in cost of sales for the year ended December 31, 2008. The $13.2 million of expenses related to the stock award increased our cost of sales as a percentage of net sales by 2.4%. Excluding the impact of the aforementioned expenses related to the stock award, our cost of sales as a percentage of net sales decreased from 44.3% for the year ended December 31, 2007 to 42.7% for the year ended December 31, 2008. This decrease in cost of sales as a percentage of net sales was primarily due to the change in the overall sales mix during the year ended December 31, 2008 which included a higher level of retail sales as a result of the expansion of the retail business in the U.S. Retail, Canada, and International segments which generate higher gross margins than the U.S. Wholesale segment.

To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new garment dyeing and finishing facility in South Gate, California, which began operations in 2008. The new dyeing and finishing facility is capable of dyeing completely sewn garments and the purchase of these assets added garment dyeing capability to the Company’s production process. The new facility began production in January 2008 and will further enhance the Company’s capability for in-house quality control. This acquisition included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. Startup expenses typically associated with manufacturing at new facilities resulted in approximately $0.9 million of charges in cost of sales, attributable largely to the fact that, at this location, the Company began to manufacture certain denim based new styles which are more costly to manufacture. The $0.9 million of additional cost of sales charges represents approximately 1.2% of the total increase in cost of sales.

To further supplement the Company’s in-house production capacity, in May 2008, the Company acquired an existing fabric dyeing and finishing facility in Garden Grove, California. In addition to providing substantial new dyeing capacity, the facility has available production space in which the Company added knitting capacity. The facility was formerly a contract dyeing vendor for the Company, and operations were not interrupted by the acquisition.

Gross Profit: Gross profit percentage decreased from 55.7% of net sales for the year ended December 31, 2007 to 54.9% of net sales for the year ended December 31, 2008. Gross margin was negatively impacted by the $13.2 million of expenses from the stock award to manufacturing employees, including related employer payroll taxes. The $13.2 million of expenses decreased our gross margin by 2.4%. Excluding the impact of the aforementioned expenses related to the stock award, our gross margin for the year ended December 31, 2008 increased from 55.7% for the year ended December 31, 2007 to 57.3% for the year ended December 31, 2008. This increase in our gross margin was primarily due to an increase in the mix of sales coming from retail sales versus wholesale, along with an increase in online consumer sales. This benefit was partially offset by the hiring of a significant number of new manufacturing employees to support increased production.

Operating Expenses: The following table sets forth American Apparel’s operating expenses for the year ended December 31, 2008 as compared to December 31, 2007 (dollars in thousands).

	Year Ended December 31, 2008		Year Ended December 31, 2007		$ Change	% Change
	Amount	%	Amount	%	Amount	%
OPERATING EXPENSES	$263,051	100%	$184,351	100%	$78,700	42.7%

Selling	168,516	64.1%	115,602	62.7%	52,914	45.8%
Warehouse and Distribution	15,606	5.9%	10,663	5.8%	4,943	46.4%
General and Administrative	78,929	30.0%	58,086	31.5%	20,843	35.9%

	263,051	100%	184,351	100%	78,700

Operating Expenses: Operating expenses increased from $184.4 million for the year ended December 31, 2007 to $263.1 million for the year ended December 31, 2008, an increase of $78.7 million or 42.7%. Operating expenses include:

Selling: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2008, were $168.5 million, which represented 30.9% of net sales, as compared to $115.6 million for the year ended December 31, 2007, which represented 29.9% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of the Company’s products throughout all of its segments.

Advertising costs attributable as selling expenses for the year ended December 31, 2008 were $18.4 million, representing 3.4% of net sales, compared with $12.7 million, or 3.3% of net sales, for the year ended December 31, 2007. Advertising costs increased $5.7 million mainly due to expenses incurred to promote new store openings and to promote the Company’s brand and products, primarily online, but also through print media.

The number of open stores increased from 182 as of December 31, 2007 to 260 as of December 31, 2008, resulting in an increase in rent and occupancy costs of $19.4 million during the year ended December 31, 2008 compared to the prior year. Payroll costs increased from $48.4 million for the year ended December 31, 2007 to $69.3 million for the year ended December 31, 2008, for an increase of $20.9 million. This increase in payroll costs was a result of increased staffing levels to support the increased number of stores and higher sales volumes at existing stores. The Company also increased compensation to certain valued employees, as the Company believes that it must provide competitive compensation opportunities so that it can attract, motivate and retain qualified employees.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent and IT labor and costs. Pre-opening costs for the U.S. Retail segment were $5.8 million for the year ended December 31, 2008 compared to $1.3 million for the year ended December 31, 2007. The Canadian segment had a total of $0.5 million in pre-opening expenses for the year ended December 31, 2008 compared to no pre-opening expenses for the year ended December 31, 2007. There was a total of $4.0 million in pre-opening expenses in the International segment for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007.

Warehouse and Distribution: Warehouse and distribution expenses for the year ended December 31, 2008 were $15.6 million as compared to $10.7 million for the year ended December 31, 2007, an increase of $4.9 million or 46.4%. These expenses represented 2.9% and 2.8%, respectively, of the total net sales for the years ended December 31, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $4.1 million in staffing expenses necessary to support increased volume and sales growth, primarily in the retail business.

General and Administrative: General and administrative expenses for the year ended December 31, 2008 were $78.9 million, as compared to $58.1 million for the year ended December 31, 2007, an increase of $20.8 million or 35.9%. General and administrative expenses represented 14.5% and 15.0% of total net sales for the years ended December 31, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $7.5 million due to an increase in corporate overhead and $13.4 million due to growth in the administrative structure required to support the growth in the company’s retail business in the U.S. Retail, Canada and International segments. The total number of retail stores increased from 182 opened stores at December 31, 2007 to 260 opened stores at December 31, 2008.

Corporate overhead expenses for the year ended December 31, 2008 increased to $37.2 million, as compared to $29.7 million for the year ended December 31, 2007, an increase of $7.5 million. The increase in corporate overhead expenses was the result of additional expenses for higher salaries and payroll related expenses and professional fees due to increased staffing and the regulatory environment of operating as a public company in 2008. Of the $7.5 million increase in corporate expenses, professional and consulting fees increased by $5.8 million and the remaining $1.7 million increase was primarily due to an increase in information technology and web development expenses. Professional and consulting fees were $12.3 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively. The $5.8 million increase in professional and consulting fees primarily related to an increase of $2.5 million in accounting fees directly related to public company reporting and compliance requirements, $1.9 million in legal fees and $1.4 million in consulting fees related to review work required under the Sarbanes-Oxley Act of 2002 and other initiatives.

Interest Expense: The major components of interest expense for the year ended December 31, 2008 consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and the term loan facility with SOF. The Company used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding. The reduction in the level of debt resulted in a $3.6 million decrease in interest expense from $17.5 million for the year ended December 31, 2007 to $13.9 million for the year ended December 31, 2008. Interest rates on debt ranged from 6% to 21% during the year ended December 31, 2008, compared to 4.6% to 24% for the year ended December 31, 2007. Interest expense represented 2.6% and 4.5% of the total net sales for the years ended December 31, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the year ended December 31, 2008. Interest expense also included approximately $0.5 million of loan fees, relating to renegotiating the terms of the Company’s Credit Agreement.

Other Expense/Income: Other expense was $0.2 million for the year ended December 31, 2008 as compared to other income of $1.0 million for the year ended December 31, 2007. The increase in other (income) expense is attributable to tariff charges assessed and prior uncollected receivables. Other expense represented 0.0% of the total net sales for the year ended December 31, 2008 as compared to other income which represented (0.3%) of the total net sales for the year ended December 31, 2007.

Income Taxes: Income tax provision increased from $0.2 million benefit for the year ended December 31, 2007 to $7.3 million expense for the year ended December 31, 2008.

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

Net Income: The Company’s net income for the year ended December 31, 2008 decreased by approximately $1.4 million to $14.1 million compared to $15.5 million for the year ended December 31, 2007 as a result of the various factors described above.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

American Apparel, Inc.

Consolidated Statements of Operations

For the Year Ended, 2007 and 2006

(Dollars in Thousands)

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

Net Sales: The following table sets forth American Apparel’s net sales for the year ended December 31, 2007 as compared to December 31, 2006 and provides key breakdowns within each segment of net sales growth from period to period. Net Sales were as follows:

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

U.S. Wholesale: Net sales for American Apparel’s U.S. Wholesale segment increased $16.7 million, or 13.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily as a result of an increase in online sales due to strategic advertising and increased brand recognition, as well as organic growth of the wholesale business. One of the primary drivers behind the increase in U.S. Wholesale sales was the ability to meet customer demands through increased stock of inventory on hand. During 2007, compared to 2006, the Company went through a phase of increased production in order to meet customer demand during the peak sales season. Online sales increased from $9.2 million in 2006 to $18.9 million in 2007, an increase of $9.7 million.

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

Canada: Net sales for the Canada segment increased $11.8 million, or 38.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, as a result of the addition of retail stores in key markets within Canada, as well as a 26.3% increase in same store sales in 2007 compared to 2006. Canada wholesale sales decreased to $11,335 in 2007 from $13,097 in 2006 for a total decrease of $1,762 or 19.6%. This decrease can be attributed to our increased efforts to expand our wholesale clientele. As of December 31, 2007, the number of open stores was 30, while as of December 31, 2006, the number of open stores was 26.

International: Net sales for the International segment increased $38.1 million, or 82.1%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to the net increase of 19 international stores opened from 28 in 2006 to 47 in 2007 and partially due to a 35.5% increase in same store sales in 2007 compared to 2006. In the year ended December 31, 2007, American Apparel opened six additional stores in Germany, five in the United Kingdom, two each in Korea and France, and one each in Italy, Japan, Israel, Netherlands and Sweden and closed one store in Korea. During the year ended December 31, 2007, approximately 12.6 million and $6.6 million of the international sales were generated by wholesale and online sales, respectively, compared with $6.2 million and $2.8 million in sales for wholesale and online sales, respectively, for the year ended December 31, 2006.

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

Operating Expenses: The following table sets forth American Apparel’s operating expenses for the year ended December 31, 2007 as compared to December 31, 2006 (dollars in thousands).

	Year Ended December 31, 2007		Year Ended December 31, 2006		$ Change Amount	% Change %
	Amount	%	Amount	%
OPERATING EXPENSES	$184,351	100%	$135,064	100%	$49,287	36.5%

Selling	115,602	62.7%	83,957	62.2%	31,645	37.7%
Warehouse and Distribution	10,663	5.8%	9,721	7.2%	942	9.7%
General and Administrative	58,086	31.5%	41,386	30.6%	16,700	40.4%

	$184,351	100%	$135,064	100%	$49,287

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

General and Administrative: General and administrative expenses of the segments for the year ended December 31, 2007 were $58.1 million, as compared to $41.4 million for the year ended December 31, 2006, an increase of $16.7 million, or 40.4%. General and Administrative expenses represented 15.0% and 14.5% of total net sales for the years ended December 31, 2007 and 2006, respectively.

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

Other Income: Other income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 increased by $0.4 million. Other income represented (0.3)% of the total net sales for 2007 and (0.2%) for 2006. The increase in other income is primarily due to rebates received from environmental fees (as a result of a Company-wide environmentally-friendly waste recycling program), as well as miscellaneous insurance recoveries.

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

Liquidity and Capital Resources

Over the past year, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing.

As of December 31, 2008, the Company had (i) approximately $11.4 million in unrestricted cash, (ii) $12.1 million available and $49.4 million outstanding under the revolving credit facility, dated July 2, 2007, with Bank of America, N.A. (successor by merger to LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association), Wells Fargo Retail Finance, LLC and the lenders party thereto (the “BofA Credit Agreement”), and (iii) $51.0 million of borrowings outstanding under its credit agreement, dated January 18, 2007, with SOF (the “SOF Credit Agreement”). See “Debt Agreements” below for an overview of the BofA Credit Agreement, the SOF Credit Agreement and the Company’s other debt agreements.

On March 13, 2009, American Apparel entered into a Credit Agreement (the “Lion Credit Agreement”) among the Company, in its capacity as Borrower, certain subsidiaries of the Company, in their capacity as Facility Guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion, as Initial Lender (in such capacity, the “Initial Lender”), and the other lenders from time to time party thereto (together with the Initial Lender, the “Second Lien Lenders”). Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80 million, of which $5 million constitute a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. A portion of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding amounts due and owing under the SOF Credit Agreement. The remaining proceeds were used to reduce the outstanding revolver balance under the BofA Credit Agreement, to repay $3.25 million of loans owed by the Company to Dov Charney, and to pay fees and expenses related to the transaction. In connection with the loans under the Lion Credit Agreement, the Company issued to Lion a seven-year warrant, which is exercisable at any time during its term, to purchase an aggregate of 16 million shares of the Company’s common stock at an exercise price of $2.00 per share, which exercise price is subject to adjustment under certain circumstances. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. As a result of financing obtained from Lion the Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements through December 2009.

In connection with the financing from Lion, the Company also entered into an amendment to the BofA Credit Agreement to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of the promissory notes due to Dov Charney, and (iii) fix the maturity date at July 2, 2012.

On December 19, 2008, in connection with an amendment to the BofA Credit Agreement, Dov Charney loaned the Company $2.5 million in exchange for a promissory note. On February 10, 2009, Dov Charney loaned the Company an additional $4.0 million in exchange for a promissory note. The promissory notes were to mature in January 2013 and provided for interest at an annual rate of 6%, payable in kind. The promissory notes were repaid in an aggregate amount equal to $3.25 million with a portion of the proceeds of the loans under the Lion Credit Agreement.

On December 19, 2008, in connection with an amendment to the SOF Credit Agreement, the Company issued the SOF Warrant, which expires on December 19, 2013 and is exerciseable at any time during its term. This amendment to the SOF Credit Agreement, among other things, extended the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009.

On August 14, 2008, approximately 1.9 million shares of Company common stock having an aggregate value of $12.1 million were awarded to eligible manufacturing employees. Of the $12.1 million, $5.2 million was withheld for payment of employment and withholding taxes and approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was based upon the August 14, 2008 closing price per share of $6.54 (date of grant).

On April 17, 2008, the Company issued 33,656 shares of Company common stock having an aggregate value of $0.4 million were granted to seven non-employee directors in connection with the closing of the Acquisition. The value of the stock award was based upon the December 12, 2007 closing price per share of $15.60.

On February 6, 2008 the Company called for redemption of all of the issued and outstanding Endeavor Warrants. Prior to the redemption date of March 7, 2008, approximately 16.2 million of the Endeavor Warrants outstanding at December 31, 2007 were exercised. The remaining 0.01 million Endeavor Warrants were redeemed by the Company at a price of $.01 per warrant. The net proceeds received by the Company from the Endeavor Warrant exercise amounted to approximately $65.6 million.

Cash Flow Overview

Year Ended December 31, 2008

For the year ended December 31, 2008, cash provided by operations was $21.2 million. This was a result of income from operations before non-cash expenses (primarily depreciation and amortization, stock-based compensation, deferred income taxes, deferred rent expense and bad debt recovery) of $49.0 million, an increase in accounts payable and accrued expenses of $23.7 million and an increase in income taxes payable of $2.1 million, offset by the increase in inventory of $44.6 million, increase in trade and other receivables of $1.2 million and an increase in prepaid expenses and other current assets of $8.1 million. The increase in inventory levels during 2008 included raw material purchases and production of product to support American Apparel’s growth in the U.S. Wholesale segment and continued expansion of the retail business in U.S. Retail, Canada and International segments.

For the year ended December 31, 2008, the Company used $72.1 million of cash in investing activities. This was primarily a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $14.8 million and an increased investment in property and equipment of $30.9 million for the U.S. Retail, $4.7 million in the Canada segment and $18.3 million in the International segment. In addition, the Company acquired all of the assets of a fabric dyeing and finishing plant for $3.5 million.

For year ended December 31, 2008, cash provided by financing activities was $41.2 million. This was primarily the result of the Company’s principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchase of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Proceeds from exercise of warrants amounted to $65.6 million offset by the $10.0 million repurchase of treasury shares and $5.2 million to satisfy the applicable income tax withholding obligations in connection with the net share settlement of some of the Endeavor Warrants which is deemed to be a repurchase by the Company of its common stock. Other financing activities included receipt of a $2.5 million loan from Dov Charney, offset by debt repayments and financing costs.

Year Ended December 31, 2007

For the year ended December 31, 2007, cash used in operations was $(5.4) million. This was a result of income from operations before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $(24.7) million, and an increase in income taxes payable of $3.8 million, offset by the increase in inventory of $22.2 million, decrease in receivables of $.05 million, increase in prepaid expenses and other current assets of $2.3 million, and decrease in accounts payable and accrued expenses of $7.3 million. Cash used in operations was primarily used to reduce obligations to trade and other vendors. Cash used in operations was also used to finance an increase in inventory production levels during the first two quarters of 2007 through raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production selling and administrative staff payroll.

For the year ended December 31, 2007, American Apparel used $23.8 million of cash in investing activities. This was partially a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $5.3 million and an increased investment in property and equipment of $18.5 million for the U.S. retail and other segments. In 2007, American Apparel invested in new cutting, sewing, information systems equipment required to support the increased production levels experienced during 2007. Increase in investment in property and equipment for the retail segment was due to the 38 new retail stores that were opened in the year ended December 31, 2007.

For year ended December 31, 2007, cash from financing activities was $44.5 million. This was primarily the result of $123 million cash acquired in the Acquisition, the buy out of Sang Ho Lim, the other stockholder of Old American Apparel prior to the Acquisition, of $67.9 million, decreases to the line of credit pursuant to the BofA Credit Agreement of $2.7 million, increases to the term loans and notes payable pursuant to the SOF Credit Agreement of $58.2 million offset by payments to term loans notes, payable and capital leases of $41.9 million, and distributions and advances to stockholders of $21.6 million. American Apparel’s principal capital requirements were to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations.

Year Ended December 31, 2006

For the year ended December 31, 2006, cash provided by operations was $7.7 million. This is a result of income from operations before non-cash expenses (primarily depreciation and amortization, inventory reserve and deferred rent expense) of $16.0 million offset by the increase in inventory of $13.3 million, decrease in other assets of $4.6 million and the increase in accounts payable and accrued expenses of $8.8 million. Cash provided by operations was a direct result of buildup in trade payables due to liquidity issues in late 2006 until additional financing was secured. This financing was completed in January 2007.

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

For the year ended December 31, 2006, cash from financing activities was $10.2 million. This is a result of increases to the Company’s line of credit of $6.8 million, increases in term loans and notes payable of $7.6 million offset by payments to term loans and notes payable of $7.4 million, payments to capital lease obligations of $3.2 million and distributions and advances to stockholders of $1.1 million.

Debt Agreements

The following is an overview of American Apparel’s long term and current debt as of December 31, 2008 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	December 31, 2008	Covenant Violations	Reference
Revolving credit line	Bank of America	LIBOR + 4.5%	$49,401	No	a
Revolving credit line (Canada)	Toronto Dominion Bank	Prime + 1.00%	409	Yes	b
Term loan from private investment firm	SOF	16.0%	51,000	No	c
Other			558	—

Total long term debt			101,368
Less current portion of debt			(1,380)

Long-term debt, net of current portion			99,988

Capital lease obligations	61 individual leases ranging between $1—$428	From 6.1% to 17.9%	4,602		d
Subordinated notes payable to related parties		6%	3,292		e
Cash overdraft			2,413

Total debt			$111,675

(a) On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with an increased revolving credit facility (the “Credit Agreement”) of $75,000 from a new bank (the “Bank”). The Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments L.P. – Private IV (“SOF”), as discussed below, unless the SOF loan was refinanced on terms acceptable to the Bank. The SOF loan was refinanced on March 13, 2009 (see Note 20 to the accompanying consolidated financial statements). As such, the Credit Agreement will now mature on July 2, 2012. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced, an amendment of ARB No. 43, Chapter 3A,” the outstanding loan balance of $49,401 at December 31, 2008 is reflected as a long-term liability in the accompanying consolidated balance sheet.

Borrowings under the Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets. Interest under the agreement is at LIBOR (2.59% at December 31, 2008) plus 4.5% or the Bank’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum) (3.25% at December 31, 2008) plus 2.5%, at the Company’s option. The average borrowings under the Company’s revolving credit facility during the year ended December 31, 2008 were $51,438.

The Company has amended the Credit Agreement on five occasions to address various matters, most recently on December 19, 2008. As a precondition to the effectiveness of the fifth amendment, Dov Charney, CEO, was required to make a subordinated loan to the Company in the amount of $2,500 (see Note 11 to the accompanying consolidated financial statements). Significant covenants included in the Credit Agreement, as amended, include limiting the Company’s capital expenditures to $9,262 in the first quarter of 2009 and to approximately $8,500 for the remainder of 2009. The Company was in compliance with the financial covenants at December 31, 2008.

(b) At December 31, 2008, the CI Companies had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (3.5% at December 31, 2008) plus 1.00% per annum, payable monthly. This line of credit is secured by two $7,500 moveable hypothecs, which provides for a charge on the CI Companies’ accounts receivable, inventory and all other moveable assets and by Section 427 security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. At December 31, 2008, the CI Companies were not in compliance with certain of its covenants. Subsequent to year end, the CI Companies signed a new banking agreement with its bank and the U.S. affiliate has subrogated its note in the amount of $6,527 in favor of the bank. With this, the CI Companies are in compliance with its bank covenants.

(c) As of December 31, 2008, the Company had a term loan agreement with SOF originally dated January 18, 2007 with a balance of $41,000, which was subsequently increased to $51,000 on July 22, 2007. Indebtedness under the agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with a new lender. The SOF term loan agreement required the Company to meet certain financial covenants. In the event the Company was in default under the agreement, the interest rate increased to 21% per annum and SOF had the right to demand payment in full of all outstanding indebtedness. The SOF term loan was collateralized by substantially all assets of the Company subject to prior liens with respect to any such assets under the Credit Agreement with the Bank. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced, an amendment of ARB No. 43, Chapter 3A,” the outstanding loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying consolidated balance sheet.

The covenants included in the SOF term loan agreement were substantially similar to the covenants included in the Credit Agreement with the Bank (see above). The Company amended the SOF term loan agreement nine times, most recently on December 19, 2008. In connection with the ninth amendment, the Company paid SOF a fee of $2,550 and issued warrants (the “SOF Warrants”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 15 of the accompanying consolidated financial statements for a description of the terms and accounting for the SOF Warrants). Under the terms of the ninth amendment, if the Company were to fail to raise $16 million of financing by March 13, 2009, the Company would be required to issue to SOF warrants to purchase an additional 2,000 shares of Company common stock on the same terms as the SOF Warrants. As discussed above, the SOF loan was repaid on March 13, 2009, and the additional SOF Warrants were not required to be issued.

(d) American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(e) During the year ended December 31, 2008, the Company repaid outstanding loan balances to the Company’s Chief Executive Officer (“CEO”). Loans from the CEO were reduced from $3,804 and $2,232 at December 31, 2007 to $0 and $792 at December 31, 2008, respectively. Both loans bear interest at 6% commencing December 12, 2007 and were scheduled to mature in 2012. On December 19, 2008, the Company received $2,500 from the CEO in exchange for a promissory note scheduled to mature in January 2013, which bears interest at 6%, payable in kind. Prior to December 12, 2007, related party loans were non-interest bearing and without terms of repayment. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, interest of $346, $277 and $157, respectively. For the periods prior to December 12, 2007, interest has been imputed at an average rate of 14% and was credited as an addition to paid-in capital.

Financial Covenants

American Apparel’s credit arrangements impose certain restrictions on American Apparel regarding capital expenditures and limit American Apparel’s ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. In addition, the BofA

Credit Agreement imposes a minimum availability requirement, and the Lion Credit Agreement includes a total debt to consolidated EBITDA ratio financial covenant. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

Contractual Obligations Summary

The following table summarizes American Apparel’s contractual commitments as of December 31, 2008, which relate to future minimum payments due under non-cancelable licenses, leases, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including the related real estate taxes and maintenance costs, are included in the Cost of sale and General and administrative expenses in American Apparel’s financial statements and amounted to approximately $59,205 for the year ended December 31, 2008.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$146,250	$—	$24,288	$121,962	$—
Current debt, including interest	12,303	12,303	—	—	—
Capital lease obligations, including interest	5,141	3,011	2,000	130	—
Operating lease obligations	390,904	55,343	100,466	89,906	145,189
Advertising commitments	2,439	2,439	—	—	—

Total	$557,037	$73,096	$126,754	$211,998	$145,189

Over the past year, American Apparel’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. As of December 31, 2008, American Apparel had approximately $11.4 million in unrestricted cash.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected not to apply the fair value option of any of its eligible financial instruments. Accordingly, the provisions of SFAS No. 159 did not have a material impact on its consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and the interim periods within those fiscal years for items within the scope of this FSP. The Company has evaluated this new FSP and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Company does not anticipate the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. Generally Accepted Accounting Principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009, and is not expected to have a material the impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt EITF No. 07-5 as of January 1, 2009.

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

Based on American Apparel’s interest rate exposure on variable rate borrowings at December 31, 2008, a 1% increase in average interest rates on American Apparel’s borrowings would increase future interest expense by approximately $42 per month. American Apparel determined these amounts based on approximately $49,810 of variable rate borrowings at December 31, 2008, multiplied this amount by 1% and divided by twelve. American Apparel is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on American Apparel’s variable rate borrowings would increase interest expense and reduce net income.

The majority of American Apparel’s operating activities are conducted in U.S. dollars. Approximately 39.3% of American Apparel’s sales are denominated in other currencies such as Euros, or British Pounds Sterling. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

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

American Apparel, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2008, 2007 and 2006. Our audits also included the financial statement schedule for the years ended December 31, 2008, 2007 and 2006 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Apparel’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 16, 2009, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ Marcum & Kliegman LLP

New York, NY

March 16, 2009

Item 8.    Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in Thousands, except per share amounts)

December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$11,368	$19,292
Trade accounts receivable, net of allowances of $1,441 and $1,876 at December 31, 2008 and 2007, respectively	16,439	16,602
Other receivables	1,438	1,120
Prepaid expenses and other current assets	3,931	4,498
Inventories, net	148,154	106,434
Deferred taxes, current portion	5,628	4,894

Total Current Assets	186,958	152,840
PROPERTY AND EQUIPMENT, net	112,408	64,868
INTANGIBLE ASSETS, net	10,086	2,286
GOODWILL	1,906	950
DEFERRED TAXES	8,444	3,146
OTHER ASSETS	13,203	9,260

TOTAL ASSETS	$333,005	$233,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,413	$2,778
Current portion of long-term debt	1,380	99,930
Accounts payable	32,731	15,451
Accrued expenses	26,289	21,877
Income taxes payable	8,855	7,300
Current portion of capital lease obligations	2,616	3,384

Total Current Liabilities	74,284	150,720
LONG-TERM DEBT, Net of current portion	99,988	642
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	3,292	6,036
CAPITAL LEASE OBLIGATIONS, net of current portion	1,986	4,066
DEFERRED RENT	17,043	10,065

TOTAL LIABILITIES	196,593	171,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,221 shares issued and 70,787 shares outstanding at December 31, 2008 and 57,595 shares issued and outstanding at December 31, 2007	7	6
Additional paid-in capital	131,252	57,162
Accumulated other comprehensive (loss) income	(2,703)	865
Retained earnings	17,900	3,788

	146,456	61,821
Less: Treasury stock, 1,434 shares at cost	(10,044)	—
TOTAL STOCKHOLDERS’ EQUITY	136,412	61,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,005	$233,350

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in Thousands, except per share amounts)

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET SALES	$545,050	$387,044	$284,966
COST OF SALES (including share-based compensation of $12,102 for the year ended December 31, 2008)	245,935	171,571	139,330

GROSS PROFIT	299,115	215,473	145,636
OPERATING EXPENSES (including share-based compensation of $530 for the year ended December 31, 2008 and related party charges of $619, $6,111 and $2,135 for the years ended December 31, 2008, 2007 and 2006, respectively)	263,051	184,351	135,064

INCOME FROM OPERATIONS	36,064	31,122	10,572

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense (including related party interest expense of $346, $1,633 and $655 for the years ended December 31, 2008, 2007 and 2006, respectively)	13,921	17,541	11,812
Foreign currency transaction loss (gain)	621	(722)	(601)
Other expense (income)	155	(980)	(607)

TOTAL INTEREST AND OTHER EXPENSE	14,697	15,839	10,604

INCOME (LOSS) BEFORE INCOME TAXES	21,367	15,283	(32)
INCOME TAX PROVISION (BENEFIT)	7,255	(195)	1,574

NET INCOME (LOSS)	$14,112	$15,478	$(1,606)

Weighted average basic shares outstanding	69,490	48,890	48,390
Weighted average diluted shares outstanding	70,317	49,414	48,390
Basic Earnings (loss) per share	$0.20	$0.32	$(0.03)
Diluted Earnings (loss) per share	$0.20	$0.31	$(0.03)
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) before income taxes		$15,283	$(32)
Pro forma provision (benefit) for income taxes		5,826	(289)

Pro forma net income		$9,457	$257

Pro forma Basic Earnings per share		$0.19	$0.01
Pro forma Diluted Earnings per share		$0.19	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in Thousands)

For the Years Ended December 31, 2008, 2007 and 2006

	Number of Common Shares	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE, January 1, 2006	48,390	$5	$—	$5,920	$(158)	$(114)	$9,265	$14,918

Advances to stockholders	—	—	—	—	(395)	—	—	(395)
Distributions to stockholders	—	—	—	—	—	—	(696)	(696)
Imputed interest on stockholder loans	—	—	—	277	—	—	—	277
Net loss	—	—	—	—	—	—	(1,606)	(1,606)	$(1,606)
Foreign currency translation	—	—	—	—	—	475	—	475	475

BALANCE, December 31, 2006	48,390	5	—	6,197	(553)	361	6,963	12,973	$(1,131)

Outstanding shares of the Registrant at time of reverse merger dated 12/12/07	19,933	2	—	121,587	—	—	—	121,589
Buy out of Sang Ho Lim	(11,132)	(1)	—	(67,902)	—	—	—	(67,903)
Repayment of stockholders advances	—	—	—	—	553	—	—	553
Distributions to stockholders	—	—	—	(15,764)	—	—	(6,383)	(22,147)
Reclass deferred merger costs	—	—	—	(1,003)	—	—	—	(1,003)
Imputed interest on stockholder loans	—	—	—	577	—	—	—	577
Capitalization of undistributed S Corporation earnings	—	—	—	12,270	—	—	(12,270)	—
Exercise of warrants	200	—	—	1,200	—	—	—	1,200
Cashless exercise of underwriters unit purchase options	204	—	—	—	—	—	—	—
Net income	—	—	—	—	—		15,478	15,478	$15,478
Foreign currency translation	—	—	—	—	—	504	—	504	504

BALANCE, December 31, 2007	57,595	6	—	57,162	—	865	3,788	61,821	$15,982

Exercise of Warrants	13,521	1	—	65,617	—	—	—	65,618
Purchase treasury stock	—	—	(10,044)	—	—	—	—	(10,044)
Issuance of common stock for stock-based compensation, net of payroll tax withholding	1,105	—	—	7,452	—		—	7,452
Issuance of warrants	—	—	—	1,021	—		—	1,021
Net income	—	—	—	—	—		14,112	14,112	$14,112
Foreign currency translation, net of tax	—	—	—	—	—	(3,568)	—	(3,568)	(3,568)

BALANCE, December 31, 2008	72,221	$7	$(10,044)	$131,252	$—	$(2,703)	$17,900	$136,412	$10,544

The accompanying notes are an integral part of these consolidated financial statements

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

For the Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$544,062	$386,931	$284,678
Cash paid to suppliers, employees and others	(499,184)	(372,595)	(266,262)
Income taxes paid	(11,351)	(3,247)	(1,019)
Interest paid	(12,194)	(17,533)	(10,338)
Other	(162)	1,006	611

Net cash provided by (used in) operating activities	21,171	(5,438)	7,670

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(68,650)	(22,195)	(16,890)
Purchase of net assets under business acquisition	(3,500)	(1,600)	—

Net cash used in investing activities	(72,150)	(23,795)	(16,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(288)	(1,212)	(590)
Borrowings (repayments) under revolving credit facility, net	1,381	(2,659)	6,753
Deferred financing costs paid	(4,139)	(1,630)	—
Advances to stockholders, net	—	(21,594)	(1,091)
Proceeds from exercise of Warrants	65,619	1,200	—
Purchase of treasury stock	(10,044)	—	—
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	(5,174)	—	—
Cash acquired in reverse Merger	—	123,000	—
Buy out of Sang Ho Lim	—	(67,903)	—
Payment of merger-related costs	—	(1,003)	—
Borrowings of notes payable to related party	2,500	4,732	5,445
Repayment of notes payable to related parties	—	(6,804)	(813)
Borrowings under notes payable to unrelated parties	966	2,118	4,406
Repayment under notes payable to unrelated parties	(1,336)	(8,288)	(1,088)
(Repayments of) borrowings under subordinated note payable to related party	(4,580)	(360)	180
(Repayment of) borrowing under subordinated note payable to unrelated party	—	(14,201)	—
Borrowings under term loans and notes payable	—	51,386	7,637
Repayment of term loans and notes payable	—	(8,685)	(7,385)
Repayment of capital lease obligations	(3,734)	(3,567)	(3,215)

Net cash provided by financing activities	41,171	44,530	10,239

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	1,884	215	168

NET (DECREASE) INCREASE IN CASH	(7,924)	15,512	1,187
CASH, beginning of period	19,292	3,780	2,593

CASH, end of period	$11,368	$19,292	$3,780

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

(Dollars in Thousands)

For the Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$14,112	$15,478	$(1,606)
Depreciation and amortization	20,844	13,306	10,904
Imputed interest on stockholder loans	—	577	277
Stock-based compensation	12,625	—	—
Impairment charge	644	252	252
Foreign currency transaction loss (gain)	621	(722)	(601)
Inventory (recovery) reserve	(1,731)	537	4,012
Bad debt expense (recovery)	598	(313)	1,077
Deferred taxes	(6,212)	(6,913)	(456)
Deferred rent	7,746	2,594	2,094
Changes in cash due to changes in operating assets and liabilities
Trade accounts receivables	(816)	(499)	(93)
Other receivables	(374)	—	—
Inventories	(44,630)	(22,158)	(13,311)
Prepaid expenses and other current assets	(2)	(2,298)	(160)
Other assets	(8,053)	(1,714)	(4,616)
Accounts payable	17,482	(15,835)	10,084
Accrued expenses	6,196	8,503	(1,290)
Income taxes payable	2,121	3,767	1,103

Net cash provided by (used in) operating activities	$21,171	$(5,438)	$7,670

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital leases	$1,092	$4,614	$2,156
Liabilities assumed under Endeavor Acquisition	—	1,411	—
Reclassification of advances to stockholders	—	553	—
Issuance of warrants to lender	1,021	—	—

The accompanying notes are an integral part of these consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and Shares in Thousands, except per share amounts)

For the Years Ended December 31, 2008, 2007 and 2006

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

At the Closing, 8,064 shares of the Company’s common stock issued to Dov Charney were placed in escrow until the later of (a) December 12, 2008, the date of the first anniversary of the Closing and (b) the thirtieth day after the date that the Company files its Annual Report on Form 10-K for the year ended December 31, 2007 (which report was filed March 17, 2008), as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of AA’s covenants, representations and warranties in the Agreement and certain lawsuits to which AA is a party. The Company’s right to bring a claim for indemnification expired on December 12, 2008 and those shares are no longer subject to the escrow.

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

Additionally, AA and CI Companies have been under common control since each of the entities’ inception. In conjunction with the Merger, the two entities were consolidated in a manner similar to a pooling of interests. Accordingly, AA and CI Companies were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity.

In the consolidated statement of stockholders’ equity, in addition to reflecting the common control merger retroactive to the earliest period presented, the recapitalization of the number of shares of common stock attributable to the American Apparel stockholders is also reflected retroactive to the earliest period presented. Accordingly, the number of shares presented as outstanding as of the earliest period presented total 48,390, consisting of the 37,258 issued to Dov Charney, and the 11,132 equivalent number of shares assigned to Sang Ho Lim. Sang Ho Lim’s shares were determined by dividing the $67,903 ($121,589/19,933) he received in cash by the $6.10 net tangible book value per share of the Registrant as of the Closing. These shares were also used to calculate the Company’s earnings (loss) per share for all periods prior to the Merger.

NOTE 3—Summary of Significant Accounting Policies

Liquidity Matters

Over the past year, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing.

As of December 31, 2008, the Company had (i) approximately $11.4 million in unrestricted cash, (ii) $12.1 million available and $49.4 million outstanding under the revolving credit facility, dated July 2, 2007, with Bank of America, N.A. and the lenders party thereto (the “BofA Credit Agreement”), and (iii) $51.0 million of borrowings outstanding under its credit agreement, dated January 18, 2007, with SOF Investments, L.P. – Private IV (“SOF” and, such credit agreement, the “SOF Credit Agreement”). See Note 10—Long-term Debt.

On March 13, 2009, the Company and Lion Capital LLP (“Lion”) entered into (i) a Credit Agreement (the “Lion Credit Agreement”) among the Company, in its capacity as Borrower, certain subsidiaries of the Company, in their capacity as Facility Guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion Capital (Guernsey) II Limited (“Lion”), as Initial Lender, and the other lenders from time to time party thereto, and an Investment Agreement (the “Investment Agreement”) between the Company and Lion. Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loan constitutes a fee paid by the Company upon the terms and conditions set forth in the Lion Credit Agreement. The Company used a portion of the proceeds of the financing to repay in full the outstanding amount under the SOF Credit Agreement. The remaining portion of the proceeds were used to repay a portion of the promissory notes due to Dov Charney, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, as described below, to reduce the outstanding revolver balance under the BofA Credit Agreement, and to pay fees related to the transaction. Pursuant to the Investment Agreement, the Company issued to Lion a seven-year warrant (the “Lion Warrant”), which as exercisable at any time during its term, to purchase an aggregate of 16,000 shares of the Company’s common stock at an exercise price of $2 per share upon the terms and conditions set forth in the Investment Agreement.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Apparel, Inc. and its direct and indirect wholly-owned subsidiaries (see Note 1). All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances, allowance for doubtful accounts, inventory valuation and obsolescence, valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, property and equipment, income taxes; valuation of warrants; and accruals for the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings per Share

The Company presents earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The effect of the Merger has been given retroactive application in the EPS calculation (see Note 2, Basis of Presentation and Accounting Treatment of the Merger). The common stock issued and outstanding with respect to the pre-Merger stockholders of the Registrant has been included in the EPS calculation since the Closing date of the Merger. All of the Registrant’s outstanding warrants (the “Endeavor Warrants”) which were issued in the initial public offering of Endeavor Acquisition Corp. and underwriter’s purchase option are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the Closing date of the Merger.

The impact of one million shares of common stock underlying the SOF Warrant (Note 10) is excluded from the EPS calculation because the effect would be anti-dilutive. The impact of the 16,000 shares of common stock underlying the Lion Warrant are also not included because the Lion Warrant was issued after December 31, 2008

The following provides a reconciliation of information used in calculating EPS for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Weighted average shares outstanding used in Basic EPS	69,490	48,890	48,390
Dilutive effect of warrants and underwriters purchase option	827	524	—

Weighted average shares outstanding for Diluted EPS	70,317	49,414	48,390

Share-Based Compensation

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (“the 2007 Plan”). The 2007 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 7,710 shares of the Company’s common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company’s compensation committee to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including: incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights. The 2007 Plan will enable the compensation committee to determine virtually all terms of each grant, which will allow the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. On November 20, 2008, the stockholders approved an amendment to the 2007 Plan to (i) increase the number of shares of common stock reserved for issuance thereunder by 3,290 shares and (ii) to increase the maximum number of shares of common stock that may be granted as awards thereunder to any one individual in any one calendar year from 200 to 2,500.

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

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the amount of $2,672 and $1,816 at December 31, 2008 and 2007, respectively.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. wholesale segment. The Company mitigates its risk by investing in or through major financial institutions. The Company had approximately $7,675 and $5,939 held in foreign banks at December 31, 2008, and 2007, respectively.

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

Cash

The Company’s cash balances represent unrestricted cash on deposit held at banks.

Trade Accounts Receivable

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. Amounts due from credit card, debit card and electronic benefit transfer transactions as of December 31, 2008, and 2007, were approximately $1,153 and $1,089, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2008, 2007, and 2006, respectively, no one supplier provided more than 10% of the Company’s raw material purchases.

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2008 and 2007, the Company had a reserve for slow-moving inventories of $2,498 and $4,284, respectively. The Company’s reserve for slow-moving inventories decreased $1,786 for the year ended December 31, 2008.

The Company establishes a reserve for inventory shrinkage for each of its retail locations. The reserve is based on the historical results of physical cycle counts. The Company has a reserve for inventory shrinkage and obsolescence in the amount of $1,120, $1,065 and $528 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. For the years ended December 31, 2008, 2007 and 2006, the Company recognized impairment charges of $644, $252 and $252, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for certain North American retail stores and are included in the Consolidated Statements of Operations under the caption “Operating Expenses.”

Foreign Currency

The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to operations as incurred. Where the local currency is the functional currency (which is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary) translation adjustments are recorded as a separate component of stockholders’ equity. The Company recognized a foreign currency transaction loss of $621 in 2008 and foreign currency transaction gains $722 and $601 in 2007 and 2006, respectively.

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

The unaudited pro forma computation of income tax included in the Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the years ended December 31, 2007 and 2006. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the years ended December 31, 2007 and 2006.

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

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. The advertising expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $18,392, $12,765 and $8,138, respectively and were included in “Operating Expenses” in the Consolidated Statements of Operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2008, 2007 and 2006, cooperative advertising expenses were $258, $377 and $376, respectively.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with EITF issue 00-10 “Accounting for Shipping and Handling Fees and Costs”. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in “Cost of Sales” in the Consolidated Statements of Operations. Amounts billed to customers are included in “Net Sales.”

Preferred stock

At December 31, 2008, 2007 and 2006, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2008, 2007 or 2006. Shares may be issued in one or more series.

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

Web Site Development Costs

The Company capitalizes applicable costs incurred during the application and infrastructure development stage and expenses incurred during the planning and operating stage. As of December 31, 2008 and 2007, the Company had capitalized website development costs of $697 and $7, respectively, which are included in property and equipment in the accompanying Consolidated Balance Sheets.

Self-insurance accruals

The Company self-insures a significant portion of expected losses under the workers’ compensation and healthcare benefits program. Accrued liabilities are recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and unreported.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. As of December 31, 2008 and 2007, the Company did not have any accrued losses for environmental remediation obligations.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected not to apply the fair value option to any of its eligible financial instruments. Accordingly, the provisions of SFAS No. 159 did not have any impact on its consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and the interim periods within those fiscal years for items within the scope of this FSP. The Company has evaluated this new FSP and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations,” and other U.S. Generally Accepted Accounting Principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009, and is not expected to have a material the impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt EITF No. 07-5 as of January 1, 2009.

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

On May 9, 2008 the Company completed an asset purchase with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant. The purchase included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. The Company paid $3,500 for the assumption of the lease and purchase of machinery and equipment. The acquisition of these assets was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The cost to acquire these assets was allocated to the respective assets and liabilities acquired based on their estimated fair values at the closing date.

At December 31, 2008, the allocation of the cost to acquire these assets were as follows:

Property and equipment	$2,918
Goodwill	956

Total assets acquired	3,874
Total liabilities assumed	374

Net assets acquired	$3,500

Pro-forma financial information is not provided for these acquisitions as their impact was not material individually or in the aggregate to the Company’s consolidated financial statements.

NOTE 5—Inventories, net

The components of inventories at December 31 are as follows:

	2008	2007
Raw materials	$41,648	$27,703
Work in process	1,450	3,238
Finished goods	108,674	80,842

	151,772	111,783
Less reserve for inventory shrinkage and obsolescence	(3,618)	(5,349)

Total, net of reserves	$148,154	$106,434

NOTE 6—Property and Equipment

The components of property and equipment at December 31 are as follows:

	2008	2007	Depreciation and Amortization Period (Years)
Machinery and equipment	$38,556	$24,120	5-7 years
Furniture and fixtures	28,408	19,731	5 years
Computers and software	19,520	11,566	3-5 years
Automobiles and light trucks	1,176	686	3 years
Leasehold Improvements	72,840	40,284	Shorter of the life of lease or useful life
Buildings	2,550	1,544	25 Years
Construction in progress	3,861	3,268

	166,911	101,199
Accumulated depreciation and amortization	(54,503)	(36,331)

Total	$112,408	$64,868

For the years ended December 31, 2008, 2007, and 2006 depreciation and amortization expense relating to property and equipment (including capitalized leases) was $20,197, $13,033 and $10,829, respectively. At December 31, 2008 and 2007, property and equipment includes $11,370 and $8,259, for assets held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2008 and 2007 was $6,921, and $4,382, respectively.

NOTE 7—Goodwill and Other Intangible Assets

Goodwill of $1,906 is assigned to the U.S. wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008. The carrying amount of goodwill was $1,906 and $950 as of December 31, 2008 and 2007, respectively.

Intangible Asset, net

The carrying amounts of intangible assets at December 31 are as follows:

	2008 Carrying Amount	2007 Carrying Amount	Amortization Period (Years)
Definite lived intangible assets:
Deferred Financing Costs	$5,058	$1,603	Life of loan
Key money store leases	2,736	719	Life of lease
Broker and finder fees	1,656	—	Life of lease
Lease rights	1,774	998	Life of lease

	11,224	3,320
Accumulated Amortization	(1,138)	(1,034)

Total	$10,086	$2,286

Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $1,030 and $685 for the years ended December 31, 2008 and 2007, respectively, which is recorded to interest expense.

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

Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Operations under the caption “Operating Expenses” for the years ended December 31, 2008, 2007 and 2006 was approximately $647, $273 and $75, respectively.

As of December 31, 2008, estimated amortization expense for each of the five succeeding years is as follows:

Amount
2009	$4,674
2010	1,506
2011	1,461
2012	915
2013	538

NOTE 8—Other Assets

The components of other assets at December 31 are as follows:

	2008	2007
Lease security deposits	$11,284	$8,152
Worker’s Compensation deposit	314	—
Other	1,605	1,108

Total	$13,203	$9,260

NOTE 9—Accrued Expenses

The components of accrued expenses at December 31 are as follows:

	2008	2007
Accrued compensation and related taxes	$5,571	$4,834
Worker’s Compensation self-insurance reserves	7,433	4,838
Sales tax, value added tax, property taxes	2,494	1,700
Accrued interest	174	185
Gift cards / store credits	2,672	1,817
Accrued Bonuses	—	2,500
Other	7,945	6,003

Total	$26,289	$21,877

NOTE 10—Long-term Debt

Long-term debt at December 31 consists of the following:

	2008	2007
Credit Line Facilities
Revolving Credit Facility, maturing July 2012 (a)	$49,401	$47,402
Revolving Credit Facility, due on demand (b)	409	1,170

	$49,810	$48,572

Term Loans and Notes Payable
Term loan with private investment firm, refinanced March 2009 (c)	51,000	51,000
Other	558	1,000

	51,558	52,000

Total Long-Term Debt	101,368	100,572
Less current portion of debt	(1,380)	(99,930)

Long-Term Debt, net of current portion	$99,988	$642

(a)	On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with an increased revolving credit facility (the “BofA Credit Agreement”) of $75,000 from a new bank (the “Bank”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments L.P.—Private IV (“SOF”), as discussed below, unless the SOF loan was refinanced on terms acceptable to the Bank. The SOF loan was refinanced on March 13, 2009 (see Note 20). As such, the BofA Credit Agreement will now mature on July 2, 2012. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced, an amendment of ARB No. 43, Chapter 3A,” the outstanding loan balance of $49,401 at December 31, 2008 is reflected as a long-term liability in the accompanying consolidated balance sheet.

Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets. Interest under the agreement is at LIBOR (2.59% at December 31, 2008) plus 4.5% or the Bank’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum) (3.25% at December 31, 2008) plus 2.5%, at the Company’s option. The average borrowings under the Company’s revolving credit facility during the year ended December 31, 2008 were $51,438.

Periodically, the Company has been in default of certain provisions of the BofA Credit Agreement. The Company has amended the BofA Credit Agreement on five occasions to address various matters, most recently on December 19, 2008. As a precondition to the effectiveness of the fifth amendment, Dov Charney, was required to make a subordinated loan to the Company in the amount of $2,500 (see Note 11). Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures to $9,262 in the first quarter of 2009 and to approximately $8,500 for the remainder of 2009. The Company was in compliance with the financial covenants at December 31, 2008.

(b)	As of December 31, 2008, the CI Companies had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (3.5% at December 31, 2008 and 6.0% at December 31, 2007) plus 1.00% per annum payable monthly. This line of credit is secured by two $7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. At December 31, 2008, the CI Companies were not in compliance with certain of the covenants. Subsequent to year end, the CI Companies signed a new banking agreement with its bank and the U.S. affiliate has subrogated its note in the amount of $6,527 in favor of the bank. With this subrogation, the CI Companies are in compliance with the bank covenants.

(c)	As of December 31, 2008, the Company had a term loan agreement with SOF originally dated January 18, 2007 with a balance of $41,000, which was subsequently increased to $51,000 on July 22, 2007. Indebtedness under the agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with a new lender (see Note 20). In accordance with SFAS No. 6, the outstanding term loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying consolidated balance sheet. The SOF term loan agreement required the Company to meet certain financial covenants. In the event the Company was in default under the agreement, the interest rate increased to 21% per annum and SOF had the right to demand payment in full of all outstanding indebtedness. The SOF term loan was collateralized by substantially all assets of the Company subject to prior liens with respect to any such assets under the Credit Agreement with the Bank.

The covenants included in the SOF Loan were substantially similar to the covenants included in the BofA Credit Agreement with the Bank (see above). The Company amended the SOF term loan agreement nine times, most recently on December 19, 2008. In connection with the ninth amendment, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share, which SOF Warrant is exercisable at any time during its term (see Note 15 for a description of the terms and accounting for the SOF Warrant). Under the terms of the ninth amendment, if the Company were to fail to raise $16 million of financing by March 13, 2009, the Company would be required to issue to SOF warrants to purchase an additional 2,000 shares of the Company’s common stock on the same terms as the SOF Warrants. As discussed above, the SOF Loan was repaid on March 13, 2009, and the additional SOF Warrants were not required to be issued.

Required principal payments of (reflecting the SOF loan refinancing) long-term debt are as follows:

Year Ending December 31,
2009	$52,380
2010	559
2011	493
2012	47,936
2013	80,000

$181,368

NOTE 11—Subordinated Notes Payable to Related Parties

During the year ended December 31, 2008, the Company repaid outstanding loan balances to the Company’s CEO. Loans from the CEO were reduced from $3,804 and $2,232 at December 31, 2007 to $0 and $792 at December 31, 2008, respectively. Both loans bear interest at 6% commencing December 12, 2007 and were scheduled to mature in 2012. On December 19, 2008, the Company received $2,500 from the CEO in exchange for a promissory note scheduled to mature in January 2013, which bears interest at 6%, payable in kind. Prior to December 12, 2007, related party loans were non-interest bearing and without terms of repayment. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, interest expense was $346, $277 and $157, respectively. For the periods prior to December 12, 2007, interest has been imputed at an average rate of 14% and was credited as an addition to paid-in capital.

NOTE 12—Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.1% to 17.9% (average interest rate is 11.7%).

Minimum future payments under these capital leases at December 31 are:

Year Ending December 31,
2009	$3,011
2010	1,738
2011	262
2012	93
2013	37

Total future minimum lease payments	5,141
Less: amount representing interest	(539)

Net minimum lease payments	4,602
Current portion	2,616

Long-term portion	$1,986

NOTE 13—Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
United States	$4,610	$968	$(5,149)
Foreign	16,757	14,315	5,117

	$21,367	$15,283	$(32)

The (benefits) provisions for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current:
Federal	$2,198	$92	$—
State	1,500	641	237
Foreign	7,192	5,985	1,793

Subtotal current	10,890	6,718	2,030

Deferred:
Federal	(2,579)	(5,619)	—
State	(987)	(1,231)	(258)
Foreign	(69)	(63)	(198)

Subtotal deferred	(3,635)	(6,913)	(456)

Total (benefit) provision for income taxes	$7,255	$(195)	$1,574

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

	2008	2007	2006
Taxes at the statutory federal tax rate of 35%	$7,478	$5,349	$(43)
Reduced federal tax rate for S Corporations	—	(5,124)	43
State tax, net of federal benefit	(7,817)	(3,467)	(2,853)
Change in valuation allowance	8,132	3,765	2,833
Change in tax rates due to conversion to C Corporation	980	(6,205)	—
Federal general business tax credits	(829)	—	—
Domestic production deduction	(495)	—	—
Foreign taxes	(266)	5,461	1,594
Other	72	26	—

Total (benefit) provision for income taxes	$7,255	$(195)	$1,574

As a result of the Merger the Company was required to change from a Subchapter S Corporation to a C Corporation. Accordingly the Company was required to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Merger. This resulted in a one-time deferred tax benefit of $6,205 being recognized during the year ended December 31, 2007. Upon filing the 2007 tax returns during 2008 the Company determined the deferred tax asset recorded at December 31, 2007 should have been $5,225, resulting in an adjustment to the current provision for income taxes aggregating $980 for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$563	$735
Deferred rent	6,675	3,767
Accrued worker’s compensation	2,980	1,895
Inventories	3,788	4,018
Accrued liabilities	620	894
California enterprise zone tax credits	18,859	10,709
Foreign currency translation loss	1,948	—
Foreign tax credits	—	18
Fixed assets, foreign	153	101
Other	549	41

Total gross deferred tax assets	36,135	22,178
Less, Valuation allowance	(18,859)	(10,728)

Net deferred tax assets	17,276	11,450

Deferred tax liabilities:
Prepaid expenses	(1,580)	(1,919)
Other	(48)	(424)
Fixed assets	(1,576)	(1,067)

Total gross deferred tax liabilities	(3,204)	(3,410)

Net deferred tax assets and liabilities	14,072	8,040

Less, current portion	5,628	4,894

Net long-term deferred tax assets and liabilities	$8,444	$3,146

At December 31, 2008, the Company has available California state tax credit carryforwards of $18,859 that may be utilized to offset future California tax liabilities arising from designated enterprise zone areas. The California state tax credits do not expire. The Company believes it is not more likely than not that the California state tax credits will not be utilized in the future. Consequently, the Company has provided valuation allowances of $18,859 and $10,709 for the years ended December 31, 2008 and December 31, 2007, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Gross unrecognized tax benefits at January 1	$611	$—
Increases for tax positions in current year	326	611

Gross unrecognized tax benefits at December 31	$937	$611

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through December 31, 2008. During 2008 the Company concluded an Internal Revenue Service audit of the 2005 calendar year tax return. There was no material impact to the Company as a result of the audit. The Company is currently being audited by the Canadian Inland Revenue Service for the years ended December 31, 2005 through December 31, 2007. The audit is still in its initial stages. Management does not expect there to be a material impact to the Company as a result of the audit. The Company and its subsidiaries’ state and foreign tax returns are also open to audit under similar statute of limitations for the calendar years ended December 31, 2004 through December 31, 2008. It should be noted that through December 12, 2007, the Company was taxed as an S corporation in the United States and thereafter is taxed as a C corporation in the United States.

The gross unrecognized tax benefits at December 31, 2008 and 2007 are included in “income taxes payable.” The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($7,198 at December 31, 2008) of CI Companies which are considered permanently invested outside of the U.S. Upon distribution of the earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in Canada. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from the taxing authorities. Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s consolidated financial statements.

NOTE 14—Related Party Transactions

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the Chief Executive Officer of the Company. The monthly lease payments are $52 and the lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $619, $598 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Prior to the Merger, the stockholders of AA owned 50% of the building. After the Merger, the Chief Executive Officer owns 25% of the building. Pursuant to an Assignment Agreement executed in December 2007, the Chief Executive Officer transferred 6.25% of his ownership interest in the Company that owns the building to Martin Bailey, the Company’s Chief Manufacturing Officer. The value of this assignment is de minimus.

During the years ended December 31, 2007 and 2006, the Company paid management fees charged by the Chief Executive Officer of $5,302 and $2,046, respectively. In addition consulting fees charged by an immediate family member of the Chief Executive Officer were $211 and $89 for the years ended December 31, 2007 and 2006, respectively.

See “Note 11—Subordinated Notes Payable to Related Parties” for a description of the loans made by the Chief Executive Officer to the Company.

NOTE 15—Stock Transactions

Pursuant to the 2007 Plan, the Company’s seven non-employee directors each received a stock grant (of fully vested shares) following the Closing of the Merger and will receive a stock grant for each year of service thereafter, equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the date of grant (Note 16). The initial stock grant was approved by the Board on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the initial stock grant, however, the number of shares awarded to the non-employee directors was to be determined using the highest closing price as of December 12, 2007, February 6, 2008 and April 17, 2008. Consequently, the Company issued to each non-employee director approximately 5 shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The compensation expense associated with the share awards is approximately $432 and is reflected in operating expenses for the year ended December 31, 2008 in the consolidated financial statements, and was based upon the February 6, 2008 closing price of $12.85 per share.

On August 14, 2008, 1,851 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $12,102 were awarded to eligible manufacturing employees and included in cost of sales for the year ended December 31, 2008. Of the $12,102, approximately $5,174 was withheld for the payment of employment and withholding taxes and 1,058 shares with an aggregate value of $6,922 were issued to employees and cash in the amount of $6 was paid to employees in lieu of the issuance of fractional shares. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the August 14, 2008 closing price per share of $6.54.

On September 29, 2008, the Company granted approximately 13 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) to a former Endeavor employee in exchange for services performed. The compensation expense associated with the share grant is approximately $98 and is reflected in operating expenses for the year ended December 31, 2008 in the consolidated financial statements, and was based upon the September 29, 2008 closing price per share of $7.80.

As of December 31, 2008, the Company has not granted any stock awards under the 2007 Plan, other than as described above.

Accounting for Warrants

On December 21, 2005, the Registrant sold 15,000 units (“Units”) in the Offering at $8.00 per Unit. On January 5, 2006, the Registrant sold an additional 1,161 Units pursuant to the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, and one redeemable common stock purchase warrant (the “Endeavor Warrant”). The Endeavor Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of the Merger or December 15, 2006 and expiring on December 14, 2009. The Endeavor Warrant was redeemable by the Company, at a price of $.01 per Endeavor Warrant upon 30 days’ notice after the Endeavor Warrant became exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Such notice of redemption was given on February 6, 2008. There was no cash settlement option for the Endeavor Warrant.

In connection with this Offering, the Company issued an option to the representative of the Underwriter to purchase 350 Units at an exercise price of $10.00 per Unit (the “Underwriters Purchase Option”). The Underwriters Purchase Option was exercised in December, 2007 in a cashless conversion, resulting in the issuance of 204 shares of common stock and 204 Endeavor Warrants. Additionally, 200 Endeavor Warrants were exercised in December 2007 resulting in aggregate proceeds of $1,200. As a result, as of December 31, 2007, there were 16,165 Endeavor Warrants outstanding, all with an exercise price of $6.00 per share, expiring on December 14, 2009.

On February 6, 2008, the Company called for redemption of all of its issued and outstanding Endeavor Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Endeavor Warrants outstanding at December 31, 2007 were exercised, generating net proceeds to the Company of $65,619. The remaining 12 Endeavor Warrants were redeemed by the Company at a price of $0.01 per Endeavor Warrant, where a portion of the Endeavor Warrants were exercised on a cashless basis. The Company issued 13,521 shares of common stock in connection with the redemption of the Endeavor Warrants.

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Loan from January 18, 2009 to April 20, 2009 (see Note 10). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. The cost related to the SOF Warrant will be recognized as interest expense over the remaining term of the SOF Loan.

The Company considered the provisions of EITF 07-5, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” with respect to the SOF Warrant, and concluded that the SOF Warrant was not indexed to in the Company’s common stock as a result of the price adjustment provisions. Accordingly, the SOF Warrant will be accounted for as a derivative instrument pursuant to SFAS No. 133 and anticipate a cumulative effect gain of $214 recorded to retained earnings upon the adoption of EITF 07-05 on January 1, 2009.

Stock Repurchase

On May 23, 2008, the Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase up to an aggregate of $25,000 of the Company’s outstanding common stock through open market and privately negotiated transactions based on prevailing market conditions and other factors. At December 31, 2008, the Company had repurchased 1,433 shares of the Company’s common stock for $10,001 at a weighted average price of $6.98 per share, plus brokerage commissions of $43, leaving $14,999 remaining under the program. All of the shares repurchased have been recorded as treasury stock.

NOTE 16—Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. The Company’s primary manufacturing facilities and executive offices are currently being leased on a month to month basis. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2008 are as follows:

Amount
2009	$55,343
2010	51,581
2011	48,885
2012	46,020
2013	43,886
Thereafter	145,189

Total	$390,904

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $59,205, $38,171 and $30,154 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company did not incur any contingent rent (Note 3) during the same period. Rent expense is included in “Cost of Sales” and “Operating Expenses” in the accompanying Consolidated Statements of Operations.

Sales Tax

The Company has been contacted by the California State Board of Equalization in regard to scheduling a Sales and Use Tax audit for the period January 1, 2002 through December 31, 2004. No provision has been made for any future assessment, if any, which might be determined by the State Board of Equalization at the outcome of the audit.

California Franchise Tax Board

The Company has been contacted by the California Franchise Tax Board in regard to scheduling an audit related to California Enterprise Zone Tax Credits taken by the Company for the 2001 and 2002 income tax years. No provision has been made for any future assessment, if any, which might be determined by the California Franchise Tax Board at the outcome of the audit. However, the California Enterprise Zone Tax Credits have a full valuation allowance at December 31, 2008 and 2007 (Note 13).

Advertising

At December 31, 2008, the Company had approximately $2,439 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2009.

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

Employment Agreements

At Closing, Dov Charney became the Company’s Chief Executive Officer and President. None of the Company’s other pre-Merger officers continued with the Company after the Acquisition. Dov Charney also entered into an employment agreement with the Company, effective at the Closing. Effective with the Closing, Dov Charney no longer receives a management fee as compensation. Concurrent with the Closing, Dov Charney entered into a three year employment agreement that provides an annual salary of $750. He is also entitled to an annual performance bonus of 150% of base salary upon achievement of annual goals to be set by the compensation committee subsequent to the acquisition and a long-term performance bonus of 300% of base salary upon achievement of three-year goals to be set by the compensation committee. As of December 31, 2008, these annual goals have not been set by the compensation committee.

Unused Available Line of Credit

At December 31, 2008, the Company has a revolving credit facility with a Bank (Note 10a) providing for borrowings of up to $75,000, of which $49,401 is outstanding under this line of credit and $12,142 was available for future borrowings at December 31, 2008.

At December 31, 2008, the Company has a revolving credit facility with a bank (Note 10b) providing for borrowings of up to C$4,000 (CAN $), of which $409 is outstanding under this line of credit and $2,862 was available for future borrowings at December 31, 2008.

Compensation of Directors

The Company agreed to grant its non-employee directors annual stock grants equal to the number of shares of the Company’s common stock, having an aggregate market value of $75 at the time of grant (the “Annual Grant”), with grants being made at the Closing of the Merger and subject to the annual confirmation and ratification by the Board each year, on each anniversary of service thereafter. The Board determined in December 2008 that the Annual Grant to the non-employee directors that was scheduled for December 12, 2008, would be granted on January 12, 2009, and that beginning on December 12, 2009, each non-employee director on each such December 12th, would be automatically awarded the Annual Grant on each such date, without any further action by the Board.

Stock Awards to Employees

Pursuant to the Amended Acquisition Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees. As of December 31, 2008, the Company estimates there are an additional 859 shares of common stock that may be awarded to eligible employees.

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

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at year end. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of December 31, 2008 and 2007, the Company has issued standby letters of credit in the amount of $7,190 and $5,940, respectively, with two insurance companies being the beneficiaries. At December 31, 2008 and 2007, the Company recorded a reserve of $7,433 and $4,838, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

NOTE 18—Business Segment and Geographic Area Information

Segment Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, information technology, accounting and finance, executive compensation, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy which will significantly reduce the overall effective tax rate on our international earnings. While the application of the updated intercompany transfer pricing policy did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of gross profit and operating profit amongst the U.S. Wholesale, Canada and International segments in 2008 when compared to prior years. Intercompany charges related to the transfer pricing implementation included in cost of sales of the Canadian and International segments were $5,306 and $15,750, respectively, for the year ended December 31, 2008 and resulted in a corresponding decrease in cost of sales in the U.S. wholesale segment of $21,056. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

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

U.S. Internet sales are recorded in the U.S. Wholesale segment. Canada internet sales are included in the Canada segment and overseas International internet sales are included in the International segment. As of December 31, 2008, U.S. Retail was comprised of 148 Company owned retail stores operating in the United States; the Canada segment was comprised of 37 retail stores; and the International segment was comprised of 75 retail stores. All of these retail stores sell the Company’s apparel products directly to consumers.

The following table represents key financial information of the Company’s business segments:

	For the Year ended December 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$162,668	$168,653	$67,280	$146,449	$545,050
Gross profit	46,894	127,936	40,072	84,213	299,115
Income from operations	21,020	33,483	10,754	7,985	73,242
Depreciation and amortization	7,141	6,974	2,409	4,320	20,844
Capital expenditures	18,326	30,860	4,701	18,263	72,150
Deferred rent expense	262	4,042	321	3,121	7,746

	For the Year ended December 31, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$144,478	$115,615	$42,407	$84,544	$387,044
Gross profit	40,148	88,833	27,141	59,351	215,473
Income from operations	19,743	24,756	1,522	14,795	60,816
Depreciation and amortization	4,927	4,395	1,983	2,001	13,306
Capital expenditures	5,343	9,329	1,984	7,139	23,795
Deferred rent (benefit) expense	(155)	1,507	156	539	2,047

	For the Year ended December 31, 2006
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$127,761	$80,210	$30,570	$46,425	$284,966
Gross profit	31,729	62,968	19,236	31,703	145,636
Income from operations	14,221	11,510	3,540	4,719	33,990
Depreciation and amortization	4,905	3,709	1,421	869	10,904
Capital expenditures	4,252	8,624	1,659	2,355	16,890
Deferred rent expense	2	1,641	323	128	2,094

Reconciliation to Income (loss) before Income Taxes for the year ended December 31,

	2008	2007	2006
Consolidated Income from operations of reportable segments	$73,242	$60,816	$33,990
Corporate expenses	(37,178)	(29,694)	(23,418)
Interest expense	(13,921)	(17,541)	(11,812)
Other income (expense)	(155)	980	607
Foreign currency gain (loss)	(621)	722	601

Consolidated Income (Loss) Before Income Taxes	$21,367	$15,283	$(32)

	2008	2007	2006
Net sales by location of customer
United States	$331,322	$260,093	$207,971
Canada	67,280	42,407	30,570
Europe (excluding the United Kingdom)	74,297	45,100	23,080
United Kingdom	35,653	17,647	10,031
Korea	10,453	9,186	5,048
Japan	14,909	9,840	6,499
Other foreign countries	11,136	2,771	1,767

Total Consolidated Net Sales	$545,050	$387,044	$284,966

Long-lived assets—Property and equipment, net, as of December 31,

	2008	2007
United States	$79,286	$43,984
Canada	7,251	6,623
Europe (excluding the United Kingdom)	12,682	7,273
United Kingdom	6,439	4,594
Korea	703	512
Japan	3,278	1,636
Other foreign countries	2,769	246

Consolidated Long-lived Assets	$112,408	$64,868

Identifiable assets by segment
US Wholesale	$178,060	$125,422
US Retail	98,947	59,961
Canada	17,112	16,506
International	38,886	31,461

Total	$333,005	$233,350

Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of December 31,

	2008	2007
Total assets	16.8%	20.6%
Total liabilities	14.5%	17.4%

	Twelve Months Ended December 31,
	2008	2007	2006
Net sales by class of customer:
U.S. Wholesale
Wholesale	$137,185	$125,609	$118,534
Online Consumer	25,483	18,869	9,227

Total	$162,668	$144,478	$127,761

US. Retail	$168,653	$115,615	$80,210

Canada
Wholesale	$12,708	$11,335	$13,097
Retail	52,872	30,068	17,078
Online Consumer	1,700	1,004	395

Total	$67,280	$42,407	$30,570

International
Wholesale	$14,510	$12,631	$6,153
Retail	119,749	65,297	37,425
Online Consumer	12,190	6,616	2,847

Total	$146,449	$84,544	$46,425

Consolidated
Wholesale	$164,403	$149,575	$137,784
Retail	341,274	210,980	134,713
Online Consumer	39,373	26,489	12,469

Total	$545,050	$387,044	$284,966

NOTE 19—Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. The Company anticipates that arbitration will now occur. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen is seeking monetary damages in an amount he believes to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. The Company believes that Mr. Allen’s claims are defensible and is vigorously litigating its position. In addition, the Company’s insurance company has agreed, without any reservation of rights, to cover a portion of defense costs and any adverse judgment which may be entered against the Company, up to the policy limits of $11 million, except for any exemplary damages which may be awarded.

The Company is currently engaged in other employment-related claims and other matters incidental to the Company’s business. We believe that all such claims against the Company are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.

NOTE 20—Subsequent Events

On January 12, 2009, the Company issued the second annual grant to each non-employee director approximately 35 shares of common stock, based upon the closing price per share of $2.13.

On February 10, 2009, Dov Charney, loaned the Company $4,000 in exchange for a promissory note (the “Promissory Note”). The Promissory Note matures in January 2013 and provides for interest at an annual rate of 6%, payable in kind. The Promissory Note contains customary events of default under which the Promissory Note may be accelerated, and the principal amount and accrued interest on the Promissory Note may be prepaid, in whole or in part, at any time without penalty.

On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constitute a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

A portion of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding amounts due and owing under the SOF Credit Agreement. The remaining proceeds were used to reduce the outstanding revolver balance under the BofA Credit Agreement, to repay $3,250 of loans owed by the Company to Dov Charney, and to pay fees and expenses related to the transaction.

In connection with the loans under the Lion Credit Agreement, the Company issued to Lion a seven-year warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Lion warrants will be recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $15,000. The debt net of discount totalling approximately $60,000, will be accreted to the $80,000 par value of the loan using the effective interest method—over the term of the Lion Credit Agreement. The warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

Schedule II

American Apparel, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to costs and Expenses	Deductions (recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2008	1,876	598	—	(1,033)[1]	1,441
For the year ended December 31, 2007	2,189	—	(313)	—	1,876
For the year ended December 31, 2006	1,112	1,077	—	—	2,189

Allowance for inventory shrinkage and slow moving inventories:
For the year ended December 31, 2008	5,349	—	(1,731)	—	3,618
For the year ended December 31, 2007	4,812	537	—	—	5,349
For the year ended December 31, 2006	800	4,012	—	—	4,812

1 Foreign exchange rate fluctuation

Supplementary Financial Information

The following quarterly data are derived from our Consolidated Statements of Operations.

QUARTERLY INFORMATION (unaudited)

($ in thousands except per share amounts)

	Quarter Ended December 31, 2008	Quarter Ended September 30, 2008	Quarter Ended June 30, 2008	Quarter Ended March 31, 2008	Year Ended December 31, 2008
Fiscal 2008
Net sales	$145,644	$154,801	$132,971	$111,634	$545,050
Gross profit	$80,674	$77,622	$79,070	$61,749	$299,115
Net income	$3,884	$2,333	$6,791	$1,104	$14,112
Earnings per share-basic	$.05	$.03	$.10	$.02	$.20
Earnings per share-diluted	$.05	$.03	$.10	$.02	$.20

	Quarter Ended December 31, 2007	Quarter Ended September 30, 2007	Quarter Ended June 30, 2007	Quarter Ended March 31, 2007	Year Ended December 31, 2007
Fiscal 2007
Net sales	$111,191	$106,620	$95,730	$73,503	$387,044
Gross profit	$60,527	$58,889	$54,073	$41,984	$215,473
Net income	$2,995	$6,007	$4,793	$1,683	$15,478
Earnings per share-basic	$.06	$.12	$.10	$.03	$.32
Earnings per share-diluted	$.06	$.12	$.10	$.03	$.31
Pro forma Computation Related to Conversion to C Corporation for income tax purposes
Historical income (loss) before taxes	$(2,682)	$8,125	$7,496	$2,344	$15,283
Pro forma provision (benefit) for income taxes	$(1,022)	$3,097	$2,857	$894	$5,826
Pro forma income (loss)	$(1,660)	$5,028	$4,639	$1,450	$9,457
Earnings per share-basic	$(.03)	$.10	$.10	$.03	$.19
Earnings per share-diluted	$(.03)	$.10	$.10	$.03	$.19

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2007 (described below), which have not been fully remediated as of December 31, 2008.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate Internal Control over Financial Reporting (“ICFR”). We maintain ICFR designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, ICFR determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management evaluated our ICFR as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marcum & Kliegman LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008. This report is included below. As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our ICFR was not effective due to the existence of the following material weaknesses:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: At its foreign offices, the Company did not have a sufficient number of adequately trained accounting personnel with appropriate expertise in United States generally accepted accounting principles (US GAAP). Also, the Company lacked sufficient US GAAP expertise to ensure that certain complex material and non-routine transactions are properly reflected in its consolidated financial statements. Consequently, the Company may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

2) Inadequate Reviews: In certain instances, the Company’s personnel, at both U.S. and foreign operations, did not perform adequate independent review of reconciliations and other processes.

3) Inadequate Financial Information Systems: The Company’s world-wide financial information systems were not integrated and contained many manual processes that may prevent the Company from meeting regulatory filing requirements on a timely and accurate basis. The Company has also identified information technology control weaknesses in the areas of information security, end-user computing, systems program development and change controls.

(c) Remediation Activities

As previously reported, there were five material weaknesses in our internal control over financial reporting as of December 31, 2007. During Fiscal 2008 the Company remediated two material weaknesses and has taken substantial measures to remediate the remaining material weaknesses, described as follows:

Assessment of ICFR: The Company conducted an assessment of the effectiveness of the Company’s ICFR. The Company considers this material weakness remediated.

Ineffective Entity-Level Controls: The Company hired additional staff with appropriate education, knowledge of US GAAP, SEC reporting experience and other professional qualifications to improve the quality of its financial reporting. The company instituted a COSO based evaluation over ICFR. Besides the additional Company staff, the Company retained third party technical experts to improve disclosure and ICFR, as well as to improve the timeliness and accuracy of its financial reporting. The Company considers this material weakness remediated.

Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company hired additional credentialed professional staff with greater knowledge of US GAAP in both its domestic operations, and in positions of oversight and management of its foreign operations. In addition, the Company engaged appropriate professional services firms in order to improve accuracy of its financial reporting under US GAAP in key foreign reporting locations. The Company’s management has sufficient knowledge to review the work of internal and external subject matter experts, and reviews all workpapers from its foreign operations to ensure compliance with US GAAP.

a. Accounting for Income Taxes: The Company has engaged a third party service provider and implemented training and review procedures over its income tax process to provide adequate knowledge and ensure proper review of the provision for income taxes, including deferred taxes, in its consolidated financial statements. The Company considers this material weakness remediated.

b. Financial Reporting by Foreign Subsidiaries: The Company has hired additional credentialed professional staff with greater knowledge of US GAAP in both its domestic operations, and in the oversight and management of its foreign operations. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

c. Other Accounting Matters: The Company has hired or retained sufficient competent personnel with appropriate US GAAP and SEC reporting experience to remediate this issue. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

Inadequate Reviews: The Company instituted and formalized multiple levels of review and internal controls at foreign and U.S. Operations for reconciliations and other processes which are deemed key to the financial statements. The Company’s review processes have been implemented and the Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

Inadequate Financial Information Systems: The Company has identified systems and applications that impact financial reporting and is taking actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. The Company has adopted an Information Technology framework, is documenting key information technology controls and is addressing control weaknesses that could potentially impact financial reporting. In addition, the Company has implemented a number of new policies, procedures, and controls in the areas of information security, change management, operations and end-user computing. The Company is in the process of implementing an integrated ERP system for its U.S. operations. It has reviewed its personnel and information systems for foreign operations and has added professional staff resources for review and control over financial reporting by the foreign operations. The Company has placed substantial mitigating controls around its heretofore manual consolidation process, and is in the process of implementing a high-level replacement system for those manual processes to further improve controls and to reduce the time required to produce its financial statements and regulatory filings. In addition, the Company has identified and implemented additional review controls over financial reporting to validate information derived from its information systems and ultimately reported in our financial statements. As the Company continues to upgrade various systems, controls and procedures, it is continuing to make substantial progress and is continuing its efforts toward remediation of this material weakness.

(d) Changes in ICFR

During the 2008 and during the quarter ended December 31, 2008, the Company’s management initiated the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

American Apparel, Inc.

We have audited American Apparel, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Report on Internal Control Over Financial Reporting”:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: At its foreign offices, the Company did not have a sufficient number of adequately trained accounting personnel with appropriate expertise in United States generally accepted accounting principles (US GAAP). Also, the Company lacked sufficient US GAAP expertise to ensure that certain complex material and non-routine transactions were properly reflected in its consolidated financial statements. Consequently, the Company may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

2) Inadequate Reviews: In certain instances, the Company’s personnel, at both U.S. and foreign operations, did not perform adequate independent review of reconciliations and other processes.

3) Inadequate Financial Information Systems: The Company’s world-wide financial information systems were not integrated and contained many manual processes that may prevent the Company from meeting regulatory filing requirements on a timely and accurate basis. The Company has also identified information technology control weaknesses in the areas of information security, end-user computing, systems program development and change controls.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements and financial statement schedule, and this report does not affect our report dated March 16, 2009.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, American Apparel, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows and related financial statement schedule for the years ended December 31, 2008, 2007 and 2006 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Marcum & Kliegman LLP

New York, NY

March 16, 2009

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is omitted herein as the required information will be included in the 2009 Proxy Statement.

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

The information required by this item is omitted herein as the required information will be included in the 2009 Proxy Statement.

On March 11, 2009, Joyce Crucillo, American Apparel (USA), LLC (as successor to Old American Apparel) and the Company entered into an amendment to her employment agreement to, effective as of February 17, 2009, (i) reflect the change in her title to Chief Litigation Counsel, and (ii) provide that if Ms. Crucillo is laid off, terminated (irrespective of whether such termination is with or without cause) or otherwise dismissed by the Company, then the Company will pay to her, as a severance payment, six months of her then current total annual compensation, which includes her annual base salary and annual guaranteed bonuses (regardless of whether any portion thereof has accrued or vested), plus continued health insurance benefits identical to what she was receiving at the time of separation for a period of six months after she leaves the Company. In addition, the amendment provided for the assignment by American Apparel (USA), LLC of its rights, duties and obligations under the employment agreement as employer to the Company, such that Ms. Crucillo is now employed directly by the Company instead of its subsidiary American Apparel (USA), LLC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is omitted herein as the required information will be included in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is omitted herein as the required information will be included in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is omitted herein as the required information will be included in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: The following consolidated financial statement schedule of American Apparel, Inc. and its subsidiaries is included in Part II, Item 8:

Page
Schedule II - Valuation and Qualifying Accounts	99

Schedules other than those listed above are omitted because of an absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

4.3	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File
No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.4	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.5	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.6	Warrants to Purchase Shares of Common Stock of the Registrant, dated December 19, 2008, issued to SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

4.7	Warrants to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.8	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File
No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.9	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File
No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, American Apparel, LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File
No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

10.5	Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent. (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.8	Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.9	Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.10	Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.28 of Quarterly Report on Form 10-Q (File No. 001-32697) filed Mary 16, 2009 and incorporated by reference herein)

10.11	Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein)

10.12	Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.13	Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.14	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.15	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAUSA, the Facility Guarantors, and SOF Investments, L.P.—Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.16	Amendment No. 1 and Waiver to Credit Agreement of AAUSA, dated as of July 2, 2007, amending the SOF Agreement, among AAUSA, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Amendment No. 2 and Waiver to Credit Agreement of AAUSA, dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as
Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Amendment No. 3 and Waiver to Credit Agreement of AAUSA, dated as of November 28, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as
Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Amendment No. 4 and Waiver to Credit Agreement of AAUSA, dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as
Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.20	Amendment No. 5 and Waiver to Credit Agreement of AAUSA, dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 6 and Waiver to Credit Agreement of AAUSA, dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 of Quarterly Report on Form 10-Q (File No. 001-32697) filed Mary 16, 2009 and incorporated by reference herein)

10.22	Amendment No. 7 to Credit Agreement of AAUSA, dated as of June 20, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.2 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.23*	Amendment No. 8 to Credit Agreement of AAUSA, dated as of November 7, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.24	Amendment No. 9 to Credit Agreement of AAUSA, dated as of December 19, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.25	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.26	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as
Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.27	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.28	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.29	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.30	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.31	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.32	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.33+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.34*+	First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant, AAUSA and Joyce E. Crucillo

10.35	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.36	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on
Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.37+	Executive Services Agreement, dated May 12, 2008, by and between Tatum, LLC and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed May 22, 2008 and incorporated by reference herein)

10.38+	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein)

10.39	Promissory Note, dated December 19, 2008, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.40+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.41	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.42	Credit Agreement, dated as of March 13, 2009, among the Company, certain subsidiaries of the Company, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent (included as Exhibit 10.1 of the Current Report on Form 8-K
(File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

10.43	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum & Kliegman LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 16, 2009	By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY Dov Charney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ ADRIAN KOWALEWSKI Adrian Kowalewski	Chief Financial Officer and Director (Principal Financial Officer)	March 16, 2009

/s/ MARK D. KLEIN Mark D. Klein	Director	March 16, 2009

/s/ ALLAN MAYER Allan Mayer	Director	March 16, 2009

/s/ KEITH MILLER Keith Miller	Director	March 16, 2009