Form 10-K/A
period 2008-12-31
AMERICAN APPAREL, INC
filed 2009-08-13
CIK 1336545

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

747 Warehouse Street

Los Angeles, California 90021-1106

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (213) 488-0226

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share	NYSE Amex
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $463,614,047 based upon the closing price of the common stock on such date as reported by the American Stock Exchange (now the NYSE Amex).

The number of shares of the registrant’s common stock outstanding as of March 12, 2009 was 71,033,757.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders that was filed with the SEC on April 29, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, including the documents incorporated by reference herein, contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Amendment No.1 to our Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions.

Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Amendment No.1 to our Annual Report on Form 10-K underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in this Amendment No.1 to our Annual Report on Form 10-K/A, those contained under the heading, “Risk Factors,” contained in Item 1A of American Apparel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2009, as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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

All forward-looking statements included in this document are made as of the date hereof, based on information available to American Apparel, Inc. as of the date hereof, and American Apparel, Inc. assumes no obligation to update any forward-looking statement.

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE REGARDING RESTATEMENT

This Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, (this “Amendment,”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (the “Original Filing,”) that was filed with the SEC on March 16, 2009, to reflect reclassified amounts and revised disclosure of the Company’s consolidated financial statements for the fiscal year ended December 31, 2008.

On July 23, 2009, the Company announced that the Audit Committee of the Board of Directors determined that the Company will need to restate its previously issued consolidated financial statements for the year ended December 31, 2008 in order to reclassify its revolving credit facility as a current liability. As a result, the Company determined that because of the pending restatement the annual consolidated financial statements for Company’s fiscal year ended December 31, 2008 should no longer be relied upon.

Management reviewed the accounting for the classification of the revolving line of credit under the credit agreement entered into on July 2, 2007 (the “BofA Credit Agreement”), including the application of Emerging Issues Task Force (EITF) 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” Management and the Audit Committee of the Board of Directors has concluded that a portion of the outstanding revolving line of credit balance as of December 31, 2008 should be classified as a current liability. As a result, we are restating our historical consolidated balance sheet as of December 31, 2008. See Note 20 in the Notes to Consolidated Financial Statements included in this Amendment for a discussion of the corrections and a reconciliation of amounts previously reported to those shown herein. Management and the Audit Committee have discussed these matters with Marcum LLP, the Company’s independent registered public accounting firm through April 2, 2009.

The Amendment does not set forth the Original Filing in its entirety and includes only the Items affected by the change in classification of the revolving credit facility to a current liability. The following portions of the Original Filing are being amended by the Amendment:

Part II, Item 6	Selected Financial Data
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8	Financial Statements and Supplementary Data
Part II, Item 9A	Controls and Procedures
Part IV, Item 15	Exhibits and Financial Statement Schedules

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The certifications of the company’s Chief Executive Officer and Chief Financial Officer are attached to the Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. The consent of our independent public accounting firm is attached to the Amendment as Exhibit 23. The changes we have made are a result of and reflect the reclassification described herein.

No other information in the original Filing has been amended or modified hereby, except for the amended or restated information described above, this Amendment has not been updated since the date of the Original Filing. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing.

PART II

Item 6.	Selected Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Amendment. Historical results are not necessarily indicative of the results to be expected in the future. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part II, Item 6 and in Note 20, “Restatement of Previously Issued Consolidated Balance Sheet” in the Notes to Consolidated Financial Statements of this Amendment.

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

Other than as included in this Amendment, we have not amended our previously-filed Annual Report on Form 10-K for the period affected by this restatement. The financial information that has been previously filed or otherwise reported for the period is superseded by the information in this Amendment, and the financial information contained in such previously-filed reports should no longer be relied upon.

	Year Ended December 31,
	2008 (5)	2007	2006	2005	2004
					(unaudited)
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$545,050	$387,044	$284,966	$201,450	$133,824
Gross profit	$299,115	$215,473	$145,636	$101,688	$56,334
Income from Operations	$36,064	$31,122	$10,572	$10,782	$9,477
Net Income (Loss)	$14,112	$15,478	$(1,606)	$3,487	$6,223
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited)	n/a	$9,457	$257	$3,121	$5,727
Cash Distributions/Dividends Paid (1)	$—	$22,147	$696	$1,793	$1,906

Per Share Data (2)
Net Earnings (Loss) per share—basic	.20	.32	(.03)	.07	.13
Net Earnings (Loss) per share—diluted	.20	.31	(.03)	.07	.13
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (3)	n/a	.19	.01	.06	.12
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (3)	n/a	.19	.01	.06	.12
Weighted—average number of shares—basic	69,490	48,890	48,390	48,390	48,390
Weighted—average number of shares—diluted	70,317	49,414	48,390	48,390	48,390
Dividends Paid (1)	$.00	$.45	$.01	$.04	$.04

Balance Sheet Data (4)
Total Assets	$333,005	$233,350	$163,056	$124,226	$90,367
Working Capital	$79,736	$2,120	$38,559	$40,880	$20,164
Total Long Term Debt Less Current Maturities	$72,328	$10,744	$75,546	$65,365	$2,703
Stockholders’ Equity	$136,412	$61,821	$12,973	$14,918	$13,339

(1)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. The Company does not anticipate paying any cash dividends in the foreseeable future.

(2)	See Note 3 (Earnings per share) for an explanation of how earnings per share is calculated.

(3)	See Note 3 (Income Taxes) for an explanation of the pro forma presentation.

(4)	See Note 2 (Completed Merger) for an explanation of the impact of the reverse merger with Endeavor Acquisition Corp.

(5)	Certain amounts have been reclassified as discussed in Note 20, “Restatement of Previously Issued Consolidated Balance Sheet” in the Notes to Consolidated Financial Statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below in this Item 7 has been amended to reflect the reclassification as described in the Explanatory Note Regarding Restatement in this Amendment and in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Amendment. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports. Refer to Note 20 for additional information including the impact of the restatement for the restated period included in this filing.

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Amendment or in the Original Filing.

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

Comparable Store Sales

Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the comparable store sales of American Apparel, by quarter for the years ended December 31, 2008, 2007 and 2006, including the number of stores included in the comparison at the end of each period and the increase from the prior comparable period.

	For the Quarter Ended				Year to date
	March 31	June 30	September 30	December 31
2006	16%	0%	3%	5%	5%
Number of Stores	43	50	64	83
2007	17%	24%	27%	40%	29%
Number of Stores	104	119	131	138
2008	36%	23%	24%	11%	22%
Number of Stores	140	145	149	162

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

Any such equity awards will be granted through the 2007 Performance Equity Plan, which was adopted by the Company’s Board and was approved by the stockholders. The 2007 Performance Equity Plan reserves 11.0 million shares of common stock for issuance in accordance with its terms. All employees, directors, officers and consultants will be eligible to participate in the 2007 Performance Equity Plan. The material terms of the 2007 Performance Equity Plan are further described in the section of the definitive proxy statement entitled “2007 Performance Equity Plan Proposal” filed with the SEC on November 28, 2007. On April 17, 2008, approximately 0.03 million shares of common stock having an aggregate value of $0.4 million were granted to seven non-employee directors in connection with the closing of the Acquisition. The value of the stock award was based upon the December 12, 2007 closing price per share of $15.60. On August 14, 2008, approximately 1.9 million shares of common stock having an aggregate value of $12.1 million were awarded to eligible manufacturing employees. Of the $12.1 million, $5.2 million was withheld for payment of employment and withholding taxes, approximately 1.1 million shares with an aggregate value of $6.9 million were issued to employees and cash was paid to employees in lieu of the issuance of fractional shares. The value of the stock award was based upon the August 14, 2008 closing price per share of $6.54. As of December 31, 2008, the Company has not granted any stock awards under the 2007 Performance Equity Plan, other than the awards as described above. For further information regarding such grants, also see “Equity Compensation Plan Information” under Item 5 of the Original Filing.

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

As of December 31, 2008, the Company had (i) approximately $11.4 million in unrestricted cash, (ii) $12.1 million available and $49.4 million outstanding under the BofA Credit Agreement, and (iii) $51.0 million of borrowings outstanding under its credit agreement, dated January 18, 2007, with SOF (the “SOF Credit Agreement”). See “Debt Agreements” below for an overview of the BofA Credit Agreement, the SOF Credit Agreement and the Company’s other debt agreements.

Although the BofA Credit Agreement expires on July 2, 2012 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22, “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the borrowings under the BofA Credit Agreement represent short-term borrowings and are presented as a current liability net of amounts refinanced under the Lion Credit Agreement on March 13, 2009, as described below, of $15,974 that was previously outstanding under the BofA Credit Agreement and such amounts will continue to be classified as a long-term liability as of December 31, 2008 in accordance with SFAS No. 6. These short-term borrowings were previously reported as long-term debt, amounting to $32,938 at December 31, 2008.

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

On December 19, 2008, in connection with an amendment to the SOF Credit Agreement, the Company issued the SOF Warrant, which expires on December 19, 2013 and is exercisable at any time during its term. This amendment to the SOF Credit Agreement, among other things, extended the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009.

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

Debt Agreements

The following is an overview of American Apparel’s debt as of December 31, 2008 (dollar amounts in thousands).

Description of Debt	Lender Name	Interest Rate	December 31, 2008	Covenant Violations	Reference
Revolving credit facility	Bank of America	LIBOR + 4.5%	$49,401	No	a
Revolving credit facility (Canada)	Toronto Dominion Bank	Prime + 1.00%	409	Yes	b
Term loan from private investment firm	SOF	16.0%	51,000	No	c
Other			558	—
Capital lease obligations	61 individual leases ranging between $1—$428	From 6.1% to 17.9%	4,602		d
Subordinated notes payable to related parties		6%	3,292		e
Cash overdraft			2,413

Total debt			$111,675

(a) On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with an increased revolving credit facility (the “Credit Agreement”) of $75,000 from a new bank (the “Bank”). The Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments L.P. – Private IV (“SOF”), as discussed below, unless the SOF loan was refinanced on terms acceptable to the Bank. The SOF loan was refinanced on March 13, 2009 (see Note 20 to the accompanying consolidated financial statements). As such, the Credit Agreement will now mature on July 2, 2012. Although the Credit Agreement expires on July 2, 2012 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22, “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the borrowings under the BofA Credit Agreement represent short-term borrowings and are presented as a current liability net of amounts refinanced under the Lion Credit Agreement on March 13, 2009, as described above, of $15,974 that was previously outstanding under the BofA Credit Agreement and such amounts will continue to be classified as a long-term liability as of December 31, 2008 in accordance with SFAS No. 6. These short-term borrowings were previously reported as long-term debt, amounting to $32,938 at December 31, 2008.

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

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt, including interest	$87,604	$—	$16,794	$70,810	$—
Current debt and revolving lines of credit, including interest (1)	61,295	61,295	—	—	—
Capital lease obligations, including interest	5,141	3,011	2,000	130	—
Operating lease obligations	390,904	55,343	100,466	89,906	145,189
Advertising commitments	2,439	2,439	—	—	—

Total	$547,383	$122,088	$119,260	$160,846	$145,189

(1)	Includes amounts outstanding on the revolving credit facilities, including $15,974 of borrowings under the BofA Credit Agreement that were refinanced under the Lion Credit Agreement on March 13, 2009 on a long-term basis.

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

American Apparel, Inc.

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

As discussed in Note 20 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2008 has been restated to correct a misstatement.

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

/s/ Marcum LLP

Marcum LLP

(formerly Marcum & Kliegman LLP)

New York, NY

March 16, 2009, except for Note 20 which is dated August 12, 2009

Item 8.	Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in Thousands, except per share amounts)

December 31, 2008 and 2007

	2008 (As Restated, See Note 20)	2007
ASSETS
CURRENT ASSETS
Cash	$11,368	$19,292
Trade accounts receivable, net of allowances of $1,441 and $1,876 at December 31, 2008 and 2007, respectively	16,439	16,602
Other receivables	1,438	1,120
Prepaid expenses and other current assets	3,931	4,498
Inventories, net	148,154	106,434
Deferred taxes, current portion	5,628	4,894

Total Current Assets	186,958	152,840
PROPERTY AND EQUIPMENT, net	112,408	64,868
INTANGIBLE ASSETS, net	10,086	2,286
GOODWILL	1,906	950
DEFERRED TAXES	8,444	3,146
OTHER ASSETS	13,203	9,260

TOTAL ASSETS	$333,005	$233,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,413	$2,778
Revolving credit facilities and current portion of long-term debt	34,318	99,930
Accounts payable	32,731	15,451
Accrued expenses	26,289	21,877
Income taxes payable	8,855	7,300
Current portion of capital lease obligations	2,616	3,384

Total Current Liabilities	107,222	150,720
LONG-TERM DEBT, Net of current portion	67,050	642
SUBORDINATED NOTES PAYABLE TO RELATED PARTIES	3,292	6,036
CAPITAL LEASE OBLIGATIONS, net of current portion	1,986	4,066
DEFERRED RENT	17,043	10,065

TOTAL LIABILITIES	196,593	171,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,221 shares issued and 70,787 shares outstanding at December 31, 2008 and 57,595 shares issued and outstanding at December 31, 2007	7	6
Additional paid-in capital	131,252	57,162
Accumulated other comprehensive (loss) income	(2,703)	865
Retained earnings	17,900	3,788

	146,456	61,821
Less: Treasury stock, 1,434 shares at cost	(10,044)	—

TOTAL STOCKHOLDERS’ EQUITY	136,412	61,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,005	$233,350

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

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in Thousands)

For the Years Ended December 31, 2008, 2007 and 2006

	Number of Common Shares	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE, January 1, 2006	48,390	$5	$—	$5,920	$(158)	$(114)	$9,265	$14,918
Advances to stockholders	—	—	—	—	(395)	—	—	(395)
Distributions to stockholders	—	—	—	—	—	—	(696)	(696)
Imputed interest on stockholder loans	—	—	—	277	—	—	—	277
Net loss	—	—	—	—	—	—	(1,606)	(1,606)	$(1,606)
Foreign currency translation	—	—	—	—	—	475	—	475	475

BALANCE, December 31, 2006	48,390	5	—	6,197	(553)	361	6,963	12,973	$(1,131)

Outstanding shares of the Registrant at time of reverse merger dated 12/12/07	19,933	2	—	121,587	—	—	—	121,589
Buy out of Sang Ho Lim	(11,132)	(1)	—	(67,902)	—	—	—	(67,903)
Repayment of stockholders advances	—	—	—	—	553	—	—	553
Distributions to stockholders	—	—	—	(15,764)	—	—	(6,383)	(22,147)
Reclass deferred merger costs	—	—	—	(1,003)	—	—	—	(1,003)
Imputed interest on stockholder loans	—	—	—	577	—	—	—	577
Capitalization of undistributed S Corporation earnings	—	—	—	12,270	—	—	(12,270)	—
Exercise of warrants	200	—	—	1,200	—	—	—	1,200
Cashless exercise of underwriters unit purchase options	204	—	—	—	—	—	—	—
Net income	—	—	—	—	—		15,478	15,478	$15,478
Foreign currency translation	—	—	—	—	—	504	—	504	504

BALANCE, December 31, 2007	57,595	6	—	57,162	—	865	3,788	61,821	$15,982

Exercise of Warrants	13,521	1	—	65,617	—	—	—	65,618
Purchase treasury stock	—	—	(10,044)	—	—	—	—	(10,044)
Issuance of common stock for stock-based compensation, net of payroll tax withholding	1,105	—	—	7,452	—		—	7,452
Issuance of warrants	—	—	—	1,021	—		—	1,021
Net income	—	—	—	—	—		14,112	14,112	$14,112
Foreign currency translation	—	—	—	—	—	(3,568)	—	(3,568)	(3,568)

BALANCE, December 31, 2008	72,221	$7	$(10,044)	$131,252	$—	$(2,703)	$17,900	$136,412	$10,544

The accompanying notes are an integral part of these consolidated financial statements

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

For the Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$544,062	$386,931	$284,678
Cash paid to suppliers, employees and others	(499,184)	(372,595)	(266,262)
Income taxes paid	(11,351)	(3,247)	(1,019)
Interest paid	(12,194)	(17,533)	(10,338)
Other	(162)	1,006	611

Net cash provided by (used in) operating activities	21,171	(5,438)	7,670

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(68,650)	(22,195)	(16,890)
Purchase of net assets under business acquisition	(3,500)	(1,600)	—

Net cash used in investing activities	(72,150)	(23,795)	(16,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(288)	(1,212)	(590)
Borrowings (repayments) under revolving credit facilities, net	1,381	(2,659)	6,753
Deferred financing costs paid	(4,139)	(1,630)	—
Advances to stockholders, net	—	(21,594)	(1,091)
Proceeds from exercise of Warrants	65,619	1,200	—
Purchase of treasury stock	(10,044)	—	—
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	(5,174)	—	—
Cash acquired in reverse Merger	—	123,000	—
Buy out of Sang Ho Lim	—	(67,903)	—
Payment of merger-related costs	—	(1,003)	—
Borrowings of notes payable to related party	2,500	4,732	5,445
Repayment of notes payable to related parties	—	(6,804)	(813)
Borrowings under notes payable to unrelated parties	966	2,118	4,406
Repayment under notes payable to unrelated parties	(1,336)	(8,288)	(1,088)
(Repayments of) borrowings under subordinated note payable to related party	(4,580)	(360)	180
(Repayment of) borrowing under subordinated note payable to unrelated party	—	(14,201)	—
Borrowings under term loans and notes payable	—	51,386	7,637
Repayment of term loans and notes payable	—	(8,685)	(7,385)
Repayment of capital lease obligations	(3,734)	(3,567)	(3,215)

Net cash provided by financing activities	41,171	44,530	10,239

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	1,884	215	168

NET (DECREASE) INCREASE IN CASH	(7,924)	15,512	1,187
CASH, beginning of period	19,292	3,780	2,593

CASH, end of period	$11,368	$19,292	$3,780

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

The Company establishes a reserve for inventory shrinkage for each of its retail locations. The reserve is based on the historical results of physical cycle counts. The Company has a reserve for inventory shrinkage and obsolescence in the amount of $1,120, $1,065 and $528 as of December 31, 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, estimated amortization expense for each of the five succeeding years is as follows:

Amount
2009	$4,674
2010	1,506
2011	1,461
2012	915
2013	538

NOTE 8—Other Assets

The components of other assets at December 31 are as follows:

	2008	2007
Lease security deposits	$11,284	$8,152
Worker’s Compensation deposit	314	—
Other	1,605	1,108

Total	$13,203	$9,260

NOTE 9—Accrued Expenses

The components of accrued expenses at December 31 are as follows:

	2008	2007
Accrued compensation and related taxes	$5,571	$4,834
Worker’s compensation self-insurance reserves	7,433	4,838
Sales tax, value added tax, property taxes	2,494	1,700
Accrued interest	174	185
Gift cards / store credits	2,672	1,817
Accrued bonuses	—	2,500
Other	7,945	6,003

Total	$26,289	$21,877

NOTE 10—Debt

Debt at December 31 consists of the following:

	2008	2007
Credit Line Facilities
Revolving Credit Facility, maturing July 2012 (a)	$49,401	$47,402
Revolving Credit Facility, due on demand (b)	409	1,170

	49,810	48,572

Term Loans and Notes Payable
Term loan with private investment firm, refinanced March 2009 (c)	51,000	51,000
Other	558	1,000

Total debt	101,368	100,572
Less revolving credit facilities (a)(b)	(33,836)	(48,572)
Less current portion of debt	(482)	(51,358)

Debt, net of revolving credit facilities and current portion	$67,050	$642

(a)

On July 2, 2007, the Company replaced its secured revolving credit facility of $62,500 with an increased revolving credit facility (the “BofA Credit Agreement”) of $75,000 from a new bank (the “Bank”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments L.P.—Private IV (“SOF”), as discussed below, unless the SOF loan was refinanced on terms acceptable to the Bank. The SOF loan was refinanced on March 13, 2009 (see Note 21). As such, the BofA Credit Agreement will now mature on July 2, 2012. Although the BofA Credit Agreement expires on July 2, 2012 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in EITF

95-22, “Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the borrowings under the BofA Credit Agreement represent short-term borrowings and are presented as a current liability net of amounts refinanced under the Lion Credit Agreement on March 13, 2009, as described above, of $15,974 that was previously outstanding under the BofA Credit Agreement and such amounts will continue to be classified as a long-term liability as of December 31, 2008 in accordance with SFAS No. 6.

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

(b)	As of December 31, 2008, the CI Companies had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (3.5% at December 31, 2008 and 6.0% at December 31, 2007) plus 1.00% per annum payable monthly. This line of credit is secured by two $7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. At December 31, 2008, the CI Companies were not in compliance with certain of the covenants. Subsequent to year end, the CI Companies signed a new banking agreement with its bank and the U.S. affiliate has subrogated its note in the amount of $6,527 in favor of the bank. With this subrogation, the CI Companies are in compliance with the bank covenants.

(c)	As of December 31, 2008, the Company had a term loan agreement with SOF originally dated January 18, 2007 with a balance of $41,000, which was subsequently increased to $51,000 on July 22, 2007. Indebtedness under the agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with a new lender (see Note 21). In accordance with SFAS No. 6, the outstanding term loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying consolidated balance sheet. The SOF term loan agreement required the Company to meet certain financial covenants. In the event the Company was in default under the agreement, the interest rate increased to 21% per annum and SOF had the right to demand payment in full of all outstanding indebtedness. The SOF term loan was collateralized by substantially all assets of the Company subject to prior liens with respect to any such assets under the Credit Agreement with the Bank.

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

Required principal payments of (reflecting the SOF loan refinancing) debt are as follows:

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

At December 31, 2008, the Company has available California state tax credit carryforwards of $18,859 that may be utilized to offset future California tax liabilities arising from designated enterprise zone areas. The California state tax credits do not expire. The Company believes it is not more likely than not that the California state tax credits will be utilized in the future. Consequently, the Company has provided valuation allowances of $18,859 and $10,709 for the years ended December 31, 2008 and December 31, 2007, respectively.

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

NOTE 18—Business Segment and Geographic Area Information

Segment Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, information technology, accounting and finance, executive compensation, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy which will significantly reduce the overall effective tax rate on its international earnings. While the application of the updated intercompany transfer pricing policy did not change the Company’s revenue or operating performance on a consolidated basis, it impacted the allocation of gross profit and operating profit amongst the U.S. Wholesale, Canada and International segments in 2008 when compared to prior years. Intercompany charges related to the transfer pricing implementation included in cost of sales of the Canadian and International segments were $5,306 and $15,750, respectively, for the year ended December 31, 2008 and resulted in a corresponding decrease in cost of sales in the U.S. wholesale segment of $21,056. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

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

NOTE 20—Restatement of Previously Issued Consolidated Balance Sheet

Subsequent to the issuance of the Company’s Form 10-K for the year ended December 31, 2008, the Company identified an error related to the classification of certain outstanding revolving credit facility borrowings as a long-term liability as of December 31, 2008. As a result, the Company has restated the accompanying consolidated balance sheet as of December 31, 2008 to reflect the revolving credit facility borrowings as a current liability.

The Company’s BofA Credit Agreement requires that the Company maintain an arrangement similar to a traditional lock-box and contains certain clauses that would allow the bank, based on subjective conditions, to prohibit the Company from making new draws under the revolving line of credit or reduce the quantitative determination of the Company’s borrowing base availability. Therefore, based on EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, the Company should classify the outstanding amounts on the revolving credit facility as a current liability as the Company’s ability to re-borrow under the BofA Credit Agreement can be canceled by the bank upon the occurrence of conditions that are not objectively determinable. On March 13, 2009, in connection with the proceeds from the term loans issued under the Lion Credit Agreement, the Company refinanced $15,974 that was previously outstanding under the revolving credit facility and such amounts will continue to be classified as a long-term liability as of December 31, 2008 in accordance with SFAS No. 6. As such, the Company has determined the restatement adjustment to be $32,938, which has been reflected as a current liability.

The following table presents the effects of the restatement adjustment on the Company’s previously reported consolidated balance sheet as of December 31, 2008:

	As Originally Filed	Restatement Adjustment	As Restated
Revolving credit facilities and current portion of long-term debt	$1,380	$32,938	$34,318
Total Current Liabilities	74,284	32,938	107,222
Long-Term Debt, Net of current portion	$99,988	$(32,938)	$67,050

NOTE 21—Subsequent Events

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

In connection with the loans under the Lion Credit Agreement, the Company issued to Lion a seven-year warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Lion warrants will be recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $15,000. The debt net of discount totaling approximately $60,000, will be accreted to the $80,000 par value of the loan using the effective interest method—over the term of the Lion Credit Agreement. The warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

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

Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company hired additional credentialed professional staff with greater knowledge of US GAAP in both its domestic operations, and in positions of oversight and management of its foreign operations. In addition, the Company engaged appropriate professional services firms in order to improve accuracy of its financial reporting under US GAAP in key foreign reporting locations. The Company’s management has sufficient knowledge to review the work of internal and external subject matter experts, and reviews all work papers from its foreign operations to ensure compliance with US GAAP.

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

/s/ Marcum LLP

Marcum LLP

(formerly Marcum & Kliegman LLP)

New York, NY

March 16, 2009

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Amendment:

Financial Statements and Financial Statement Schedule: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Amendment.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

In reviewing the agreements included as exhibits to this Amendment, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Amendment and in the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

4.3	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.4	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.5	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.6	Warrants to Purchase Shares of Common Stock of the Registrant, dated December 19, 2008, issued to SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

4.7	Warrants to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.8	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.9	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, American Apparel, LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

10.5	Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent. (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.8	Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.9	Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.10	Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.28 of Quarterly Report on Form 10-Q (File No. 001-32697) filed Mary 16, 2009 and incorporated by reference herein)

10.11	Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein)

10.12	Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.13	Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.14	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.15	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAUSA, the Facility Guarantors, and SOF Investments, L.P.—Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.16	Amendment No. 1 and Waiver to Credit Agreement of AAUSA, dated as of July 2, 2007, amending the SOF Agreement, among AAUSA, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Amendment No. 2 and Waiver to Credit Agreement of AAUSA, dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Amendment No. 3 and Waiver to Credit Agreement of AAUSA, dated as of November 28, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Amendment No. 4 and Waiver to Credit Agreement of AAUSA, dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.20	Amendment No. 5 and Waiver to Credit Agreement of AAUSA, dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 6 and Waiver to Credit Agreement of AAUSA, dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 of Quarterly Report on Form 10-Q (File No. 001-32697) filed Mary 16, 2009 and incorporated by reference herein)

10.22	Amendment No. 7 to Credit Agreement of AAUSA, dated as of June 20, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.2 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.23	Amendment No. 8 to Credit Agreement of AAUSA, dated as of November 7, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF(included as Exhibit 10.23 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.24	Amendment No. 9 to Credit Agreement of AAUSA, dated as of December 19, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.25	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.26	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.27	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.28	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.29	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.30	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.31	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.32	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.33+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.34+	First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant, AAUSA and Joyce E. Crucillo (included as Exhibit 10.34 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein.)

10.35	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.36	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.37+	Executive Services Agreement, dated May 12, 2008, by and between Tatum, LLC and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed May 22, 2008 and incorporated by reference herein)

10.38+	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein)

Exhibit No.	Description
10.39	Promissory Note, dated December 19, 2008, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.40+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.41	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.42	Credit Agreement, dated as of March 13, 2009, among the Company, certain subsidiaries of the Company, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent (included as Exhibit 10.1 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

10.43	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

21.1	List of Subsidiaries (included as Exhibit 21.1 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein.)

23.1*	Consent of Marcum & Kliegman LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

August 13, 2009	By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer
(Principal Executive Officer)