Form 10-Q
period 2009-03-31
AMERICAN APPAREL, INC
filed 2009-08-13
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.0001 par value 71,033,757 shares outstanding on August 12, 2009.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2009) and in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (filed with the SEC on August 13, 2009) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that the Company’s suppliers and distributors may not timely produce or deliver the Company’s products;

•	loss or reduction in sales to the Company’s wholesale or retail customers or financial nonperformance by the Company’s wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	the availability of store locations at appropriate terms and the Company’s ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	the Company’s ability to successfully implement its strategic, operating and personnel initiatives;

•	the Company’s ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor;

•	location of our facilities in the same geographic area;

•	the Company’s relationships with its lenders and its ability to comply with the terms of its existing debt facilities;

•	adverse changes in the Company’s credit ratings and any related impact on financing costs and structure;

•

risks associated with the Company’s foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•

continued compliance with U. S. and foreign government regulations, legislation and regulatory environments, including environmental, immigration, labor and occupational health and safety laws and regulations;

•	the risk that information technology systems changes may disrupt the Company’s supply chain or operations;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•	litigation and other inquiries and investigations, including the risk that the Company or its officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits;

•	ability to effectively manage inventory and inventory reserves;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company; and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation deflation.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS

Cash	$6,988	$11,368
Trade accounts receivable, net of allowances of $1,381 and $1,441 at March 31, 2009 and December 31, 2008, respectively	13,699	16,439
Prepaid expenses and other current assets	4,633	5,369

Income taxes receivable	1,289	604

Inventories	147,012	148,154
Deferred income taxes	3,285	3,550

Total current assets	176,906	185,484

PROPERTY AND EQUIPMENT, net	109,689	112,408
DEFERRED INCOME TAXES	10,328	10,522
OTHER ASSETS, net	26,176	25,195

TOTAL ASSETS	$323,099	$333,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Cash overdraft	$1,855	$2,413
Revolving credit facilities and current portion of long-term debt	39,087	34,318
Accounts payable	22,793	32,731
Accrued expenses	25,035	22,141
Income taxes payable	3,955	9,458
Current portion of capital lease obligations	2,386	2,616

Total current liabilities	95,111	103,677

LONG TERM DEBT, net of unamortized discount of $23,450 and none at March 31, 2009 and December 31, 2008, respectively	56,582	67,050
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,057	3,292
CAPITAL LEASE OBLIGATIONS, net of current portion	1,494	1,986
DEFERRED RENT	17,406	16,011
OTHER LONG TERM LIABILITIES	5,505	5,181

TOTAL LIABILITIES	180,155	197,197

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,467 shares issued and 71,034 shares outstanding at March 31, 2009 and 72,221 shares issued and 70,787 shares outstanding at December 31, 2008	7	7
Additional paid-in capital	150,449	131,252
Accumulated other comprehensive loss	(4,809)	(2,703)
Retained earnings	7,341	17,900
Treasury stock, 1,434 shares at cost	(10,044)	(10,044)

TOTAL STOCKHOLDERS’ EQUITY	142,944	136,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,099	$333,609

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
NET SALES	$114,284	$111,634
COST OF SALES	48,887	50,655

GROSS PROFIT	65,397	60,979
OPERATING EXPENSES	69,296	56,614

(LOSS) INCOME FROM OPERATIONS	(3,899)	4,365

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	7,637	3,338
Foreign currency transaction loss (gain)	1,930	(478)
Other income	(55)	(212)

TOTAL INTEREST AND OTHER (INCOME) EXPENSE	9,512	2,648

(LOSS) INCOME BEFORE INCOME TAXES	(13,411)	1,717
INCOME TAX (BENEFIT) PROVISION	(2,852)	613

NET (LOSS) INCOME	$(10,559)	$1,104

Basic (loss) earnings per Common share	$(0.15)	$0.02
Diluted (loss) earnings per Common share	$(0.15)	$0.02
Weighted average basic Common shares outstanding	71,003	66,184
Weighted average diluted Common shares outstanding	71,003	69,492

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$116,739	$107,679
Cash paid to suppliers, employees and others	(113,889)	(114,337)
Income taxes paid	(2,775)	(3,158)
Interest paid	(3,905)	(3,680)
Other	224	557

Net cash used in operating activities	(3,606)	(12,939)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(7,502)	(12,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(554)	528
(Repayments) borrowings under revolving credit facilities, net	(11,188)	10,748
Deferred financing costs	(4,454)	—
Advances to stockholders, net	—	(216)
Proceeds from exercise of warrants issued in the initial public offering of the Company’s predecessor	—	65,619
Proceeds of notes payable to related party	4,000	119
Repayment of notes payable to related party	(3,250)	—
Proceeds from issuance of long term debt, net of $5,000 discount for the three months ended March 31, 2009	75,000	3,139
Repayment of long term debt	(51,042)	—
Repayment of capital lease obligations	(620)	(1,425)

Net cash provided by financing activities	7,892	78,512

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,164)	614

NET (DECREASE) INCREASE IN CASH	(4,380)	53,635
CASH, beginning of period	11,368	19,292

CASH, end of period	$6,988	$72,927

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Net (loss) income	$(10,559)	$1,104
Depreciation and amortization of property and equipment and intangibles	6,407	4,203
Amortization of deferred finance costs	3,733	150
Foreign exchange transaction loss (gain)	1,930	(478)
Stock based compensation expense	525	432
Impairment charge of property and equipment	356	—
Deferred income taxes	396	103
Loss on disposal of property and equipment	31	4
Bad debt expense	104	182
Deferred rent	1,641	1,505
Changes in cash due to changes in operating assets and liabilities:

Trade accounts receivables	2,463	(4,077)
Inventories	(342)	(6,624)
Prepaid expenses and other current assets	661	(2,491)
Other assets	(1,101)	(2,381)
Accounts payable	(7,331)	1,309
Accrued expenses and other long-term liabilities	3,486	(3,242)
Income taxes receivable/payable	(6,006)	(2,638)

Net cash used in operating activities	$(3,606)	$(12,939)

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$—	$278
Property and equipment acquired and included in accounts payable	$1,722	$1,675
Issuance of warrants in connection with debt financing at relative fair value	$18,672	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (“the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through a wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2009, the Company operated a total of 264 retail stores in the United States, Canada and 17 other countries.

As of March 31, 2009, the Company had approximately $6,998 in cash, $17,600 of availability for additional borrowings and $37,690 outstanding on a $75,000 revolving credit facility under the Bank of America Credit Agreement (“BofA Credit Agreement”), and $80,000 of term loans outstanding under the Lion Credit Agreement (see Notes 6 and 7). As of March 31, 2009, the Company was in compliance with all required covenants of the BofA Credit Agreement and Lion Credit Agreement.

The Company anticipates that based on its current operating plan for the remainder of 2009, during or at the end of the third quarter of 2009, the Company may not be in compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit Agreement. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants.

Under the terms of the BofA Credit Agreement and Lion Credit Agreement, noncompliance with covenants is an event of default under which the Company may be precluded from new borrowings under its revolving credit facility and all indebtedness under the revolving credit facility and term loans under BofA Credit Agreement and Lion Credit Agreement, respectively, could be declared immediately due and payable. If the indebtedness outstanding under the revolving credit facility and term loans is declared due and immediately payable, the Company would have to obtain additional sources of liquidity; however, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to the Company, or at all.

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X and include certain presentation changes made to condense certain December 31, 2008 consolidated balance sheet captions. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances, allowance for doubtful accounts, inventory valuation and obsolescence, valuation and recoverability of long-lived intangible assets, including the values assigned to acquired intangible assets and goodwill, and property and equipment, income taxes, including uncertain tax positions and recoverability of deferred income taxes, valuation of debt and warrants, reserves for self-insured workers’ compensation liabilities and accruals for the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Reclassifications and Adjustments

In the first quarter of 2009, the Company corrected the presentation of its workers’ compensation reserves. Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-term nature of workers’ compensation claims, which can extend over a period of years, the Company believes that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or after 12 months from the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, prior period balances have been reclassified to conform to the current period’s presentation. For comparative purposes, the Company reclassified approximately $5,200 of workers’ compensation reserves from accrued expenses to other long-term liabilities on the condensed consolidated balance sheet as of December 31, 2008. The Company also reclassified approximately $2,100 of deferred tax asset balances related to the accrued workers’ compensation reserves from current deferred tax assets to long-term deferred tax assets on the condensed consolidated balance sheet as of December 31, 2008. These reclassifications had no effect on the Company’s previously reported operating or net income, cash flows, and is not considered material to any previously reported consolidated financial statements.

In the first quarter of 2009, the Company also reclassified approximately $1,000 of deferred rent liability related to the portion of deferred rent which is due within the 12 months from the date of the consolidated financial statements. Prior to the change the Company’s entire deferred rent liability was classified as a long-term liability. As a result, prior period balances have been reclassified to conform to the current period’s presentation. For comparative purposes, $1,000 of deferred rent liability was reclassified from deferred rent in non-current liabilities to accrued expenses on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income, cash flows, and is not considered material to any previously reported consolidated financial statements.

In the first quarter of 2009, the Company corrected its previously reported unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 to reflect a reclassification of approximately $800 of operating expenses to cost of sales. This correction reclassified certain costs charged to general and administrative accounts which consisted of activities to support the manufacturing operations of the Company. This reclassification had no effect on the Company’s previously reported operating or net income, cash flows, and is not considered material to any previously reported consolidated financial statements.

In the first quarter of 2009, the Company reclassified income tax payments expected to be received by certain international subsidiaries from the respective countries’ taxing authority. These amounts had been netted against income taxes payables related to other federal, state, and international taxes as of December 31, 2008. As a result, approximately $600 of income taxes receivables have been reclassified from income taxes payable to income taxes receivable as a current asset on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income, cash flows, and is not considered material to any previously reported consolidated financial statements.

Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

The Company presents earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s net (loss) income for the periods presented is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the three months ended March 31, 2009 and 2008:

	2009	2008
Weighted average shares outstanding used in basic EPS	71,003	66,184
Dilutive effect of warrants issued in the initial public offering of the Company’s predecessor	—	3,308

Weighted average shares outstanding for diluted EPS	71,003	69,492

For the three months ended March 31, 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 11) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 11) in which their weighted average affects were excluded from the calculation of net loss per share because their impact would have been anti-dilutive due to the Company’s net loss.

Comprehensive (Loss) Income

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

A reconciliation of comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Net (loss) income, as reported	$(10,559)	$1,104
Foreign currency translation adjustments	(2,106)	688

Comprehensive (loss) income	$(12,665)	$1,792

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

Revenue Recognition

The Company recognizes product sales when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, shipment and passage of title has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Wholesale product sales are recorded at the time the product is shipped to the customer. Online product sales are recorded at the time the product is received by the customer. Retail store sales are recognized as revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and is recorded net of sales or value added tax. Allowances provided for these items are presented in the condensed consolidated financial statements primarily as reductions to sales and cost of sales.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and there is limited historical breakage information. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the accompanying condensed consolidated balance sheets in the amount of $2,618 and $2,672 at March 31, 2009 and December 31, 2008, respectively.

Sales Returns and Allowances

The Company analyzes sales returns in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists.” The Company is able to make reasonable and reliable estimates of product returns for its wholesale, online product and retail store sales based on the Company’s past history. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. wholesale segment. The Company mitigates its risk by investing in or through major financial institutions. The Company had approximately $5,561 and $7,675 held in foreign banks at March 31, 2009, and December 31, 2008, respectively.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of March 31, 2009, one customer accounted for 15% of the Company’s total accounts receivables and 21% of the U.S. Wholesale accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Foreign Currency Forward Exchange Contracts

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which require the recognition of derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company’s foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transaction (gain) loss in the condensed consolidated statements of operations.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2009 and December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of $1,600 and $1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At March 31, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates (level 1 within the fair value hierarchy), was $103 and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the condensed consolidated balance sheets. During the three months ended March 31, 2009 and 2008, gains of $103 and losses of $226, respectively, were charged to earnings in the condensed consolidated statements of operations.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unrealized. If it becomes more likely than not that a tax asset will be realized, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except the Canadian Companies, consolidated in their U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The Company accounts for uncertain tax positions according to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”). Gross unrecognized tax benefits at March 31, 2009 and December 31, 2008 are included in income taxes payable in the condensed consolidated balance sheets. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales in the condensed consolidated statements of operations.

Deferred Rent, Rent Expense and Tenant Allowances

The Company occupies its retail stores and combined corporate office, manufacturing, and distribution center under operating leases generally with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent; a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals), plus the construction period prior to occupancy of the retail location, using a mid-month convention. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of accrued expenses and deferred rent and amortized as a reduction of rent expense over the term of the related lease.

Accounting Pronouncements-Newly Issued

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which provides a scope exception for leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial statements. The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements but resulted in additional disclosures to the condensed consolidated financial statements (see Note 5).

In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In October 2008, FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP FAS No. 157-3, FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company became subject to the provision of FSP FAS 157-3 effective October 10, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of March 31, 2009.

In April 2009, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) was issued, which provides further clarification for guidance provided by SFAS No. 157, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on our financial results.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R is applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. SFAS No. 161 was adopted on January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS 142-3 was adopted on January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will result in additional quarterly disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 will be effective for interim reporting periods after June 15, 2009. The adoption of SFAS No.165 for the quarter ending June 30, 2009 will result in additional quarterly disclosures.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 was adopted on January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2009, the FASB confirmed that the FASB Accounting Standards Codification (“Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature. After the Codification becomes effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system. The Company will adopt the Codification during the third quarter of 2009 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 4. Inventories

The components of inventories are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$31,091	$41,648
Work in process	2,822	1,450
Finished goods	113,099	105,056

Total	$147,012	$148,154

Note 5. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2009	December 31, 2008
Machinery and equipment	$39,064	$38,556
Furniture and fixtures	29,237	28,408
Computers and software	19,814	19,520
Automobiles and light trucks	1,157	1,176
Leasehold improvements	75,449	72,840
Buildings	469	2,550
Construction in progress	4,273	3,861

	169,462	166,911
Less accumulated depreciation and amortization	59,773	54,503

Total	$109,689	$112,408

Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses in the consolidated condensed statements of operations and was $6,227 and $4,096 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed an impairment test on these stores and determined, using a discounted cash flow (level 3 in the fair value hierarchy), that the fair value of the assets at four stores were $42, which was less than the carrying value by $356. Accordingly, an impairment charge relating to the U.S. Retail and International segments of $356 was recorded as a component of operating expenses in the consolidated condensed statement of operations to reduce the assets carrying value down to their fair value. No impairment charges were recorded during the three months ended March 31, 2008.

Note 6. Revolving Credit Facilities and Current Portion Long-Term Debt

Revolving credit facilities and current portion of long-term debt consist of the following:

	March 31, 2009	December 31, 2008
Revolving Credit Facility, maturing July 2012 (a)	$37,690	$49,401
Revolving Credit Facility, due on demand (b)	920	409
Current portion of long-term debt	477	482
Amounts refinanced on long-term basis (see Note 7)	—	(15,974)

Total Revolving Credit Facilities and Current Portion of Long-Term Debt	$39,087	$34,318

(a)	The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”), as discussed in Note 7, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced with Lion Capital (Guernsey) II Limited “Lion” pursuant to a Credit Agreement (the “Lion Credit Agreement”) among the Company, in its capacity as Borrower, certain subsidiaries of the Company, in their capacity as Facility Guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion, as initial lender, and the other lenders from time to time party thereto. In connection with this refinancing, the BofA Credit Agreement was amended (the “Ninth Amendment”) to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of promissory notes to the Company’s Chief Executive Officer (CEO) and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets.

Interest under the agreement is at the London Interbank Offered Rate (“LIBOR”) (0.6% at March 31, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum and was 3.25% at March 31, 2009) plus 2.5%, at the Company’s option. At March 31, 2009 and December 31, 2008, the Company had $8,057 and $9,363, respectively of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at March 31, 2009 and December 31, 2008 was $17,635 and $12,142, respectively.

Previously, the Company had been in default of certain provisions of the BofA Credit Agreement. The Company has amended the BofA Credit Agreement on six occasions to address various matters, most recently on March 13, 2009. Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures to $9,262 in the first quarter of 2009 and to approximately $8,500 for the remainder of 2009. The Company was in compliance with all required covenants at March 31, 2009 and December 31, 2008.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

(b)	As of March 31, 2009, the Company’s wholly owned subsidiaries, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively the “CI Companies”) had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (2.5% at March 31, 2009) plus 1.00% per annum payable monthly. This line of credit is secured by two $7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. Available borrowing capacity at March 31, 2009 and December 31, 2008 was $2,280 and $2,863, respectively.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. The CI Companies obtained a one-time waiver from the bank for failure to comply with its minimum current ratio covenant for the quarter ended March 31, 2009.

Note 7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
Long-term debt with private investment firm, refinanced March 2009, net of discount of $23,450 at March 31, 2009 and none at December 31, 2008 (a)(b)	$56,550	$51,000
Revolving credit facility portion refinanced on a long-term basis (b)	—	15,974
Other	509	558

Total long-term debt	57,059	67,532
Current portion of long-term debt	(477)	(482)

Long-term debt, net of current portion	$56,582	$67,050

(a)	As of December 31, 2008, the Company had a term loan agreement with SOF in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote-off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the condensed consolidated statement of operations. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, the outstanding term loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying condensed consolidated balance sheet.

The covenants included in the SOF Credit Agreement were substantially similar to the covenants included in the BofA Credit Agreement (see footnote (a) in Note 6). The Company amended the SOF Credit Agreement nine times, most recently on December 19, 2008. In connection with the Ninth Amendment, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 11).

(b)	On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty. As of March 31, 2009, the Company had paid $592 in interest and was in compliance with all required covenants.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO (see Note 8), to pay fees and expenses related to the transaction, of $4,276 that were capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet as of March 31,2009, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding has been refinanced on a long-term basis and as of December 31, 2008 has been reclassified to long-term debt.

In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (see Note 11). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At March 31, 2009, the debt, net of unamortized discount, totaling approximately $56,550 and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

Note 8. Subordinated Notes Payable to Related Party

At March 31, 2009 and December 31, 2008, the Company had outstanding loans payable to its CEO of $4,057 and $3,292 respectively, of which $775 and $792 was subordinated to the Company’s line of credit with Toronto Dominion Bank. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. For the three months ended March 31, 2009 and 2008, interest expense related to these loans of $75 and $90, respectively, was included in the condensed consolidated statements of operations.

Note 9. Income Taxes

Income taxes for the quarter ended March 31, 2009 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through 2007. The Company’s state and foreign tax returns are also open to audit under similar statutes for the years ended December 31, 2004 through 2008, depending on the particular jurisdiction.

The Company’s Canadian operations are currently undergoing an income tax audit by the Canadian Inland Revenue for the period of January 1, 2005 through December 31, 2007. At this time there is no indication as to the outcome of the audit and therefore no provision has been made for a future assessment, if any, which might be determined by the Canadian Inland Revenue at the conclusion of the audit and could be material to the Company’s results of operations, financial position, and cash flows.

The Company’s continental European operations are currently undergoing an income tax audit by the German taxing authorities for the period of January 1, 2004 through December 31, 2007. At this time there is no indication as to the outcome of the audit and therefore no provision has been made for a future assessment, if any, which might be determined by the German taxing authorities at the conclusion of the audit and could be material to the Company’s results of operations, financial position and cash flows.

Note 10. Related Party Transactions

See “Note 8—Subordinated Notes Payable to Related Party” for a description of the loans made by the Chief Executive Officer to the Company.

Agreements Between our CEO and Lion

In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (the “Investment Agreement”), our CEO and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, our CEO has agreed to vote his shares of common stock in favor of Lion’s designees, provided that our CEO’s obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of our CEO, provided that Lion’s obligation to so vote terminates if either (i) our CEO beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) our CEO is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) our CEO is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between our CEO and Lion.

In connection with the Lion Credit Agreement and the Investment Agreement, our CEO also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which our CEO agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007 (as it may be hereafter amended, supplemented or modified from time to time, the “Acquisition Agreement”), by and among the Company, American Apparel (USA) LLC (f/k/a AAI Acquisition LLC), a California limited liability company, American Apparel Inc., a California corporation, American Apparel, LLC, a California limited liability company, the CI Companies, our CEO, each of the stockholders of the CI Companies (with respect to certain provisions of the Acquisition Agreement) and Sam Lim (with respect to certain provisions of the Acquisition Agreement) from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) our CEO’s employment is terminated by the Company “without cause” or (iii) our CEO terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between our CEO and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, our CEO will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which our CEO has a legal or beneficial interest as of December 12, 2010.

In connection with the Lion Credit Agreement and the Investment Agreement, our CEO also entered into a letter agreement, dated March 13, 2009, with the Company and Lion to extend, with respect to our CEO only, the time period applicable to the non-competition and non-solicitation covenants contained in Section 5.27(a) of the Acquisition Agreement from December 12, 2011 to December 31, 2013, provided that such extension period will terminate upon the earliest to occur of the Trigger Events described above.

Personal Guarantees by our CEO

Our CEO has personally guaranteed the obligations of American Apparel under various property leases, including:

•	New York store at 712 Broadway, New York, NY for up to approximately $820 in aggregate obligations;

•	New York store at 183 E. Houston St. New York, NY for up to approximately $420 in aggregate obligations;

•	New York store at 1090 Third Ave., New York, NY for up to approximately $202 in aggregate obligations;

•	Chicago store at 1563 N. Milwaukee Ave., Chicago, IL for up to approximately $16 in aggregate obligations; and

•	Los Angeles store at 6922 Hollywood Blvd., Los Angeles, CA for up to approximately $1,800 in aggregate obligations (equally and jointly guaranteed by the Company and our CEO).

Our CEO has also provided two unlimited personal guarantees (on behalf of each of the CI Companies) in favor of Toronto Dominion Bank, in connection with the Company’s Canadian dollar denominated line of credit (see Note 6).

Lease Agreement Between the Company and an Affiliate of our CEO and our Chief Manufacturing Officer

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company, which is partially owned by the CEO and the Chief Manufacturing Officer of the Company. Our CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while our Chief Manufacturing Officer holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The monthly lease payments were $48 through February, 2008, and increased to $52 as of March 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $146 for the three months ended March 31, 2009 and 2008, respectively.

Payments to Morris Charney

Morris Charney, our CEO’s father (“Mr. M. Charney”), serves as Sole Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Sole Director, President and Secretary of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of American Apparel, Inc., a California corporation (“Old American Apparel”), in 1998, as well as subsequent additional financing. Such amounts were repaid by the Company during 2007. In February 2008, Mr. M. Charney was paid a one time discretionary bonus of C$1.0 million out of the bonus pool that had been set up under the Acquisition Agreement in recognition of Mr. M. Charney providing of initial funding for the founding of Old American Apparel. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting fees amounting to C$42 and C$53 for the three months ended March 31, 2009 and 2008, respectively.

Bonus Payment to CEO

The Company’s employment agreement with our CEO provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which is equal to the target level of 150% of his 2008 annual base salary, for his service for the year ended December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company’s stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded as a component of operating expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009 the Company also accrued $250 as a minimum estimate of the bonus that the CEO will earn for his services for the year ended December 31, 2009.

Note 11. Share-Based Compensation and Warrants

Director Grants

Pursuant to the 2007 Plan, our non-employee directors are entitled to automatically receive a stock grant for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.

The first annual stock grant was approved by the Board of Directors on February 6, 2008, subject to the filing of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the first annual stock grant; however, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, the Company issued to each non-employee director approximately five shares of common stock, based upon the December 12, 2007 closing price per share of $15.60. The expense associated with the share awards of approximately $432 is reflected in operating expenses for the three months ended March 31, 2008 in the condensed consolidated statement of operations and is based upon the closing price per share of common stock on February 6, 2008 (the date granted). Such shares were issued in April 2008.

On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 and $432 associated with the first and second annual grant is reflected in operating expenses for the three months ended March 31, 2009 and 2008, respectively in the condensed consolidated statement of operations.

Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Notes 6 and 7). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. In accordance with the provisions of EITF 07-5, the relative fair value assigned to the SOF Warrant of approximately $1,021 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the three months ended March 31, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued the Lion Warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. In accordance with the provisions of EITF 07-5, the relative fair value assigned to the Lion Warrant of approximately $18,672 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement.

Note 12. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. The Company’s primary manufacturing facilities and executive offices are currently being leased on a month to month basis. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $18,048 and $11,619 for the three months ended March 31, 2009 and 2008, respectively. The Company did not incur any contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.

Sales Tax

The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $2,215 as of March 31, 2009 and $869 as of December 31, 2008 for state sales tax contingencies that require recognition under FASB Statement No. 5, “Accounting for Contingencies.”

Advertising

At March 31, 2009, the Company had approximately $2,064 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2009.

U.S. Immigration and Customs Enforcement

The Company has been contacted by U.S. Immigration and Customs Enforcement in regard to performing a review of the Company’s compliance with Section 274A of the Immigration and Nationality Act, as amended by the Immigration Reform and Control Act of 1986. On January 3, 2008, representatives of U.S. Immigration and Customs Enforcement (“ICE”) conducted an inspection to determine the Company’s compliance with Section 274A of the Immigration and Nationality Act. The Company cooperated in all respects with the inspection by ICE.

On June 24, 2009, ICE notified the Company that it was unable to verify the employment eligibility of approximately 200 current employees because of discrepancies in these employees’ records. Additionally, ICE notified the Company that another approximately 1,600 current employees appear not to be authorized to work in the United States and appear to have obtained employment by providing, on Form I-9, documentation which ICE believes, based on its proprietary databases, to be suspect and not valid. ICE’s notification provided no indication that the Company knowingly or intentionally hired unauthorized aliens and no criminal charges have been filed against the Company or any current employees.

Unless these employees, within a reasonable timeframe, are able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents that are subsequently verified by ICE, such employees will not be able to continue their employment at the Company. The Company intends to cooperate with ICE to determine an appropriate timetable for the Company to complete an orderly verification of the employees’ identification and employment eligibility documents. If the Company is found to have failed to comply with federal law, it could be subject to various civil and criminal penalties, which could be material.

It is the Company’s policy, and has been at all times, to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws, and the Company intends to continue its cooperation with the ICE inspection in all respects.

Stock Awards to Employees

The Company has committed to issue approximately 2,710 shares of common stock to certain eligible non-executive employees under the 2007 Plan. These shares are issuable upon discretion of the Company’s management. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees. As of March 31, 2009, the Company estimates that there are an additional 859 shares of common stock that may be awarded to eligible employees.

Note 13. Workers’ Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims which are carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the condensed consolidated balance sheet represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of March 31, 2009 and December 31, 2008, the Company has issued standby letters of credit in the amounts of $7,140 and $7,190, respectively, with two insurance companies being the beneficiaries, through a bank. At March 31, 2009, the Company recorded a total reserve of $7,983, of which $2,478 is included in accrued expenses and $5,505 is included in other long term liabilities on the condensed consolidated balance sheet. At December 31, 2008, the Company recorded a total reserve of $7,433, of which, $2,252 is included in accrued expenses and $5,181 is included in other long term liabilities on the condensed consolidated balance sheet. The reserve for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

Note 14. Business Segment and Geographic Area Information

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are net sales and income or loss from operations of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level activity related expenses. Such unallocated expenses remain within corporate.

In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy which will significantly reduce the overall effective tax rate on our international earnings. Intercompany charges related to the transfer pricing and eliminated in consolidation from cost of sales of the Canadian and International segments and were $1,186 and $5,404, respectively, for the three months ended March 31, 2009 while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $7,058. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

The Company reports the following reportable segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these reportable segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. consisting of sales of undecorated apparel products to distributors and third party screen imprinters, as well as the Company’s online consumer sales to U.S. customers. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada segment includes retail, wholesale and online consumer operations in Canada. The International segment includes both retail and wholesale operations outside of the U.S. and Canada.

As of March 31, 2009, U.S. Retail was comprised of 150 retail stores operating in the United States; the Canada segment was comprised of the wholesale business and 37 retail stores operating in Canada; and the International segment was comprised of the wholesale business and 77 retail stores operating outside of the U.S. and Canada. All of these retail stores sell the Company’s apparel products directly to consumers.

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Three Months ended March 31, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$27,976	$39,245	$12,721	$34,342	$114,284
Gross profit	5,034	29,296	8,044	23,023	65,397
Income (loss) from operations	(514)	1,901	1,516	3,896	6,799
Depreciation and amortization	2,190	2,449	494	1,274	6,407
Capital expenditures	2,128	4,472	54	849	7,502

	For the Three Months ended March 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$37,435	$33,124	$12,163	$28,912	$111,634
Gross profit	6,951	25,076	8,551	20,401	60,979
Income from operations	2,090	5,641	1,704	4,925	14,360
Depreciation and amortization	1,420	1,425	502	856	4,203
Capital expenditures	5,106	3,917	839	2,690	12,552

The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Reconciliation of reportable segments combined (loss) income before income taxes for the three months ended March 31, 2009 and 2008 to the consolidated (loss) income before income before income taxes is as follows:

	2009	2008
Income from operations of reportable segments	$6,799	$14,360
Unallocated corporate expenses	(10,698)	(9,995)
Interest expense	(7,637)	(3,338)
Other income	55	212
Foreign currency (loss) gain	(1,930)	478

Consolidated (Loss) Income Before Income Taxes	$(13,411)	$1,717

	2009	2008
Net sales by geographic location of customer:
United States	$67,221	$70,559
Canada	12,721	12,163
Europe (excluding the United Kingdom)	17,273	14,728
United Kingdom	7,950	6,821
Korea	1,844	1,955
Japan	3,569	2,052
Other foreign countries	3,706	3,356

Total Consolidated Net Sales	$114,284	$111,634

Long-lived assets—Property and equipment, net, by geographic location is summarized as follows:

	March 31, 2009	December 31, 2008
United States	$78,702	$79,286
Canada	6,639	7,251
Europe (excluding the United Kingdom)	11,722	12,682
United Kingdom	6,310	6,439
Korea	540	703
Japan	3,025	3,278
Other foreign countries	2,751	2,769

Total Consolidated Long-Lived Assets	$109,689	$112,408

Identifiable assets by reportable segment:
U.S. Wholesale	$183,281	$178,060
U.S. Retail	98,981	98,947
Canada	13,586	17,112
International	27,251	39,490

Total	$323,099	$333,609

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	March 31, 2009	December 31, 2008
Total assets	12.6%	17.0%
Total liabilities	13.9%	14.5%

Net sales by class of customers consist of the following:

	Three Months Ended March 31,
	2009	2008
U.S. Wholesale
Wholesale	$23,115	$31,834
Online Consumer	4,861	5,601

Total	$27,976	$37,435

U.S. Retail	$39,245	$33,124

Canada
Wholesale	$2,271	$2,729
Retail	10,084	9,034
Online Consumer	366	400

Total	$12,721	$12,163

International
Wholesale	$2,755	$1,476
Retail	28,663	24,816
Online Consumer	2,924	2,620

Total	$34,342	$28,912

Consolidated
Wholesale	$28,140	$36,039
Retail	77,993	66,974
Online Consumer	8,151	8,621

Total	$114,284	$111,634

Note 15. Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. Pursuant to the rules of JAMS, the Company’s responsive pleading will be due after the parties receive notice from JAMS formally commencing the arbitration. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial.

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

Background

American Apparel, Inc., a Delaware corporation (the “Company” or “American Apparel”), was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to acquire an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization, amended November 6, 2007, with Old American Apparel and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. Pursuant to the Acquisition, Old American Apparel merged with and into AAI Acquisition LLC, a California limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of the Company and changed its name to American Apparel (USA), LLC.

The Acquisition was accounted for as a reverse merger and recapitalization of Old American Apparel. Accordingly, for accounting and financial reporting purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company.

Earnings Release Update

On May 18, 2009, the Company announced its preliminary first quarter 2009 financial results in a press release, as filed on Current Report on Form 8-K dated May 18, 2009 (the “Announcement”). The Announcement also disclosed that the Company was unable to timely file the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as the Company was evaluating the potential restatement of previously issued financial statements for the classification of its revolving line of credit. Due to the time required to reach conclusion on the restatement and file Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008, the Company was required to evaluate events subsequent to the quarterly period ended March 31, 2009. As a result, the Company has evaluated information relevant to projecting its 2009 annual effective tax rate. Based on subsequent information considered through the date of the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, the Company has revised its 2009 projected annual effective income tax rate, resulting in a reduction of the expected annual effective income tax rate from 32.7% to 21.3%. This revision in the annual effective income tax rate resulted in a decrease of the income tax benefit reported in the Announcement from $4.4 million to $2.9 million, as presented in this Form 10-Q. As a result, reported diluted loss per common share in the Announcement increased from ($0.13) to ($0.15) as presented in this Form 10-Q.

Management of the Company has evaluated all material subsequent events through August 13, 2009, the date the Company’s interim condensed consolidated financial statements were available to be issued.

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

Nature of Operations

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. As of March 31, 2009, American Apparel operated 264 retail stores in 19 countries. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to its retail stores and wholesale operations, American Apparel operates an online retail e-commerce website at www.americanapparel.com.

American Apparel conducts it primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates a dyeing and finishing facility in Hawthorne, California and knitting facilities in Los Angeles and Garden Grove, California, where it makes a majority of the fabric the Company uses in manufacturing. The Company also does most of its dyeing and finishing in-house. Company owned dye houses dye approximately 80% of the raw fabric the Company uses in its manufacturing operations. To supplement the Company’s in-house production capacity in December 2007, the Company acquired a new sewing, dyeing, and finishing facility in South Gate, California, which began operations in 2008. This facility has capacity for sewing, dyeing and finishing garments. In May 2008, the Company acquired the facility in Garden Grove, California, which has knitting, dyeing and sewing capacity and began operations in June 2008. Because the Company’s manufacturing process is domestically based and vertically integrated, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s products are noted for their quality and fit, and the Company’s distinctive branding has differentiated it in the marketplace.

The business reporting segments of the Company are U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations and its online consumer operations in the U.S. The U.S. Retail segment includes the Company’s retail operations in the U.S. The Canada business segment includes retail, wholesale, and online operations in Canada. The International segment includes retail, wholesale, and online operations outside of the U.S. and Canada. The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of the Company. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation and legal.

As of March 31, 2009, the U.S. Wholesale segment consisted of wholesale operations and online operations and the U.S. Retail segment consisted of 150 retail stores in the United States. As of March 31, 2009, the Canada segment consisted of 37 stores along with wholesale operations while the International segment consisted of 77 retail stores in 17 countries, online operations, and 12 overseas wholesale operations. The International segment consisted of the Company’s business in the United Kingdom, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea and China.

For the three months ended March 31, 2009, 24.5% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 34.3% from U.S. Retail operations, 11.1% from Canada operations and 30.1% from International operations. For the three months ended March 31, 2008, 33.5% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 29.7% from U.S. Retail operations, 10.9% from Canada operations and 25.9% from International operations.

During the period from January 1, 2008 through March 31, 2009, American Apparel increased its U.S.-based retail stores from 105 to 150, increased its Canadian-based retail stores from 30 to 37 and increased its International-based retail stores from 47 to 77. The following tables detail the growth in retail store activity during the three months ended March 31, 2009 and the three months ended March 31, 2008.

	United States	Canada	International	Total
Three Months Ended March 31, 2009
Balance at January 1, 2009	148	37	75	260
Opened	3	1	2	6
Closed	1	1	—	2

Balance at March 31, 2009	150	37	77	264

Three Months Ended March 31, 2008
Balance at January 1, 2008	105	30	47	182
Opened	1	—	5	6
Closed	—	1	1	2

Balance at March 31, 2008	106	29	51	186

Comparable Store Sales

Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the (decrease) increase in comparable store sales of the Company, for the three months ended March 31, 2009, compared to March 31, 2008, including the number of stores included in the comparison at the end of each period and the increase from the prior comparable period.

	2009	2008
Comparable store sales (decrease) increase	(7)%	36%
Number of comparable stores	169	140

Executive Summary

For the three months ended March 31, 2009, the Company reported net sales of $114.3 million, an increase of $2.7 million, or 2.4%, over the $111.6 million reported for the three months ended March 31, 2008. The increase in net sales was primarily the result of expansion in the U.S., Canadian and International retail distribution channels, where the Company added new retail stores and expanded its product offering. New retail locations contributed $14.5 million in incremental retail sales. Contribution to revenue from new stores was offset by lower revenue in the U.S. Wholesale segment of $9.5 million due to decreased demand from the Company’s screenprinter and distributor customers. Finally, comparable store sales decreased 7% on a constant currency basis, or $3.6 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, further offsetting the contribution to revenue from new stores.

Gross profit increased to 57.2% in the three months ended March 31, 2009 compared to 54.6% for the three months ended March 31, 2008. This increase in gross profit was primarily attributable to a higher proportion of retail sales in the total sales mix, as a result of the Company’s continued expansion in the U.S., Canadian and International retail markets. Due to the growth of the Company’s U.S. Retail, Canadian and International segments, the U.S. Wholesale segment decreased to 24.5% of the net sales for the three months ended March 31, 2009 compared to 33.5% of the net sales for the three months ended March 31, 2008.

The Company’s net loss for the three months ended March 31, 2009 was $10.6 million compared to net income of $1.1 million for the three months ended March 31, 2008, primarily due to declines in sales. In the U.S. Wholesale segment, the Company experienced a decline in sales due to a substantial drop in the volume of purchases from its major customers in the screenprinting and apparel distribution industries. Furthermore, the economic environment, and consequently, the pressure on consumer spending resulted in slower traffic at the Company’s stores. Coupled with the effects of cannibalization in certain U.S. markets, the Company experienced negative comparable store sales for the period. Operating expenses included certain non-recurring charges related to extinguishment of SOF debt, as well as charges for tax assessments, and legal settlements. Operating margins were also negatively impacted by lower manufacturing efficiencies and higher operating costs from the forty retail locations opened in the second half of 2008. Many such locations are prestigious, however, due to economic climate during the three months ended March 31, 2009, these locations did not contribute to the operating margins as quickly as expected. Finally, the Company incurred higher interest expenses associated with amortization of warrants, deferred financing costs, and write-off of unamortized loan fees in connection with the early extinguishment of debt.

On March 13, 2009 the Company entered into a private financing agreement with Lion for $80.0 million in secured second lien notes with a maturity of December 31, 2013 and detachable warrants. This financing provides the Company with a long term solution for its capital structure and an enhanced ability to execute its long term plans and grow the brand, both domestically and internationally. The Company used majority of the proceeds of the investment to retire in full the outstanding amounts on the Company’s existing second lien credit facility with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”). The Company used the remaining proceeds principally to reduce the outstanding balance under the Company’s revolving credit facility, repay a portion of a shareholder note, pay fees and expenses related to the transaction, and for working capital purposes.

As of April 2008, the Company successfully completed the first phase of the implementation of an Enterprise Resources Planning (“ERP”) system. This first phase included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. As of April 2009, the Company also successfully completed the second phase of the implementation of the same ERP system. The second phase included the conversion of the Company’s systems for sales and distribution operations and financial accounting and reporting for the U.S. Wholesale segment. Direct costs incurred in the implementation during the three months ended March 31, 2009 were $0.7 million and were capitalized in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Going forward, the improvements in operating information and control systems are expected to be substantial.

As the Company’s business grows, management continues to evaluate its existing systems. It is expected that the modules implemented in the second phase of the new ERP system rollout will enable the Company to manage the supply chain and inventory distribution more efficiently.

Management of the Company believes that its revenue growth has been enhanced by the addition of new stores and by an increased focus on building brand awareness and product diversity. This increased focus is designed to keep existing retail customers and to attract new retail customers. To enhance retail revenue growth, the Company is looking to grow its U.S. Retail segment, and the retail portion of its International and Canada segments. Since January 1, 2009 and through July 31, 2009, the Company had opened nineteen new retail locations, while closing two existing retail locations. As of July 31, 2009, the Company had also signed leases for an additional three store locations expected to be opened during the remainder of 2009. Additionally, the Company is currently selecting, negotiating and reviewing additional new store locations in both domestic and foreign markets.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year. The following table sets forth the results of our operations from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three months ended
	March 31, 2009		March 31, 2008
	Amount	%	Amount	%
Net sales	$114,284	100.0%	$111,634	100.0%
Cost of sales	48,887	42.8%	50,655	45.4%

Gross profit	65,397	57.2%	60,979	54.6%
Operating expenses	69,296	60.6%	56,614	50.7%

(LOSS) INCOME FROM OPERATIONS	(3,899)	(3.4)%	4,365	3.9%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	7,637	6.7%	3,338	3.0%
Foreign currency transaction loss (gain)	1,930	1.7%	(478)	(0.4)%
Other Income	(55)	(0.0)%	(212)	(0.2)%

(LOSS) INCOME BEFORE INCOME TAXES	(13,411)	(11.7)%	1,717	1.5%
Income tax (benefit) provision	(2,852)	(2.5)%	613	0.5%

NET (LOSS) INCOME	$(10,559)	(9.2)%	$1,104	1.0%

NET SALES: The following table sets forth American Apparel’s net sales for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and provides key breakdowns within each segment of significant net sales growth from period to period. Net sales by reportable segment were as follows (dollars in thousands):

	Three months ended				Change
	March 31, 2009		March 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
U.S.—Wholesale	$27,976	24.5%	$37,435	33.5%	$(9,459)	(25.3)%
U.S.—Retail	39,245	34.3%	33,124	29.7%	6,121	18.5%
Canada	12,721	11.1%	12,163	10.9%	558	4.6%
International	34,342	30.1%	28,912	25.9%	5,430	18.8%

Total net sales	$114,284	100.0%	$111,634	100.0%	$2,650	2.4%

Net sales increased $2.7 million, or 2.4%, from $111.6 million for the three months ended March 31, 2008 to $114.3 million for the three months ended March 31, 2009.

The increase in net sales was primarily due to the expansion of the Company’s retail distribution channels. This was evidenced by the opening of 81 retail stores, offset by three closed stores, during the period from April 1, 2008 through March 31, 2009, increasing sales by approximately $15.8 million. Net sales growth from the Company’s retail expansion was partially offset by a decline of 7% in same store sales, or $3.6 million, as well as lower revenues from our U.S. Wholesale segment of $9.5 million.

U.S. Wholesale: Net sales for the U.S. Wholesale segment decreased $9.5 million, or 25.3%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decline in sales was primarily due to a difficult economic environment for the Company’s wholesale customers, especially screenprinters, who experienced substantial drops in their volumes. As a result, the Company saw a decrease in demand from its major customers in screenprinting and apparel distribution industries. During the period, the Company also decided to limit its credit exposure to its largest distributor, which resulted in approximately 40% of the decrease in wholesale net sales. Online sales component of the U.S. Wholesale segment decreased by approximately $0.7 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily as a result reduction in online advertising spend, as well as due to cannibalization effects on the online sales from the 81 retail stores opened since March 31, 2008.

U.S. Retail: Net sales for the U.S. Retail segment increased $6.1 million, or 18.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to the net increase of 44 new retail stores in key markets opened since March 31, 2008. New locations contributed $11.8 million to increase in net sales. Contribution to net sales from new locations was partially offset by $5.7 million or 18.8% decrease on a constant currency basis in comparable store sales in the first quarter of 2009 compared to the first quarter of 2008. Comparable store sales were weakest in the U.S. Retail segment where the impact of the economic slowdown was most pronounced. In addition, the U.S. Retail segment experienced cannibalization effects to certain stores in the New York and Los Angeles markets as a result of new store openings in late 2008. As of March 31, 2009, the number of open stores was 150 while as of March 31, 2008, the number of open stores was 106.

Canada: Net sales for the Canada segment increased $0.6 million, or 4.6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This was a result of the addition of eight new retail stores in key markets in Canada opened since March 31, 2008, which contributed $0.3 million, as well as a 10.0% increase, or $0.7 million, in same store sales in the first quarter of 2009 compared to the first quarter of 2008. Partially offsetting these increases was a decline in Canada wholesale and online sales of $0.5 million to $2.6 million in the first quarter of 2009, down from $3.1 million in the 2008 first quarter. In addition, net sales were negatively impacted by $3.0 million due to unfavorable impact from foreign exchange rates compared to the prior year.

International: Net sales for the International segment increased $5.4 million, or 18.8%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to the opening of 26 international stores, from 51 as of March 31, 2008 to 77 as of March 31, 2009, which contributed $2.4 million in net sales. Another key driver was a 7.9%, or $1.4 million, increase in same store sales in the first quarter of 2009 compared to the first quarter of 2008. During the three months ended March 31, 2009, approximately $2.8 million and $2.9 million of the international sales were generated by wholesale and online sales, respectively, compared with $1.5 million and $2.6 million in sales for wholesale and online sales, respectively, for the three months ended March 31, 2008. In addition, net sales were negatively impacted by $6.9 million due to unfavorable foreign currency exchange rates compared to the prior year.

COST OF SALES: Cost of sales decreased as a percentage of net sales from 45.4% in the three months ended March 31, 2008 to 42.8% in the three months ended March 31, 2009. This decrease was primarily due to a favorable change in the sales mix between wholesale and retail sales which included a higher percentage of sales through our retail channels. This was partially offset by an increase in freight, duty and other transportation costs of $1.4 million during the three months ended March 31, 2009. Additionally, at the end of the first quarter of 2008, the Company shut down production for three days at its main manufacturing facility, in order to accommodate the cutover to the new ERP system. Three days of lost production resulted in approximately $0.5 million of extra cost of sales charges, or approximately a 0.5% increase in cost of sales, in the three months ended March 31, 2008.

GROSS PROFIT: Gross profit increased from 54.6% of net sales for the three months ended March 31, 2008 to 57.2% of net sales for the three months ended March 31, 2009. The increase in gross profit was primarily due to the change in sales mix for the three months ended March 31, 2009, which included a higher percentage of sales through our retail distribution channels, which generate higher gross profit, compared to sales generated through our third party wholesale customers. Due to the more rapid growth of our retail channels, the U.S. Wholesale segment represented only 24.5% of net sales in the three months ended March 31, 2009 compared to 33.5% of net sales in the three months ended March 31, 2008. The benefit of the shift in sales mix was partially offset by a decline in gross margin at the U.S. Wholesale segment. In the U.S. Wholesale segment, the gross profit decreased to 18.0% from 18.6% as a result of lower capacity utilization of the Company’s manufacturing facilities in light of lower wholesale demand and the Company’s constrained liquidity position during the three months ended March 31, 2009 which necessitated lower than planned production volumes. Gross profit also decreased due to an increase in production of styles with more complex construction patterns, as well as unfavorable currency shifts as a result of the appreciation of the U.S. dollar in the International and Canadian business segments.

OPERATING EXPENSES: The following table sets forth our operating expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three months ended March 31, 2009		Three months ended March 31, 2008		Change
	Amount	% of operating expense	Amount	% of operating expense	Amount	%
Selling	$41,443	59.8%	$36,782	65.0%	$4,661	12.7%
Warehouse and Distribution	3,900	5.6%	3,167	5.6%	733	23.1%
General and Administrative	23,953	34.6%	16,665	29.4%	7,288	43.7%

OPERATING EXPENSES	$69,296	100%	$56,614	100%	$12,682	22.4%

OPERATING EXPENSES: Operating expenses increased from $56.6 million for the three months ended March 31, 2008 to $69.3 million for the three months ended March 31, 2009, which represents an increase of $12.7 million, or 22.4%. In addition, operating expenses had a favorable impact from foreign exchange rates compared to the prior year of $5.1 million. Operating expenses include:

Selling Expenses: Selling expenses, together with corporate selling, advertising and promotion expenses, for the three months ended March 31, 2009 were $41.4 million, which represented 36.3% of net sales, as compared to $36.8 million for the three months ended March 31, 2008, which represented 32.9% of net sales. The increase in selling expenses was primarily due to the increase in the number of worldwide retail store locations.

The number of open stores increased from 186 as of March 31, 2008 to 264 as of March 31, 2009, which resulted in an increase in rent and occupancy costs of $6.0 million.

Payroll and benefit costs increased $3.4 million from $15.1 million for the period ended March 31, 2008 to $18.5 million for the three month period ended March 31, 2009. This increase in payroll costs was a result of higher staffing costs required to support an increased number of stores over the prior year period.

Increase in rent and occupancy costs and payroll and benefit costs were partially offset by decreases in advertising, trade show and catalog expenses. For the three months ended March 31, 2009, advertising, trade show and catalog costs included in selling expenses were $2.4 million, representing 1.9% of net sales, compared with $5.3 million, or 4.0% of net sales for the three months ended March 31, 2008. Advertising, trade show and catalog expenses decreased $2.9 million mainly due to a decrease in discretionary expenses incurred to promote new store openings and to promote the Company’s styles through print ads, magazines, trade shows, catalogs, and online media. The increase in rent and occupancy costs and payroll and benefit costs were also partially offset by decrease in other miscellaneous selling costs which in aggregate decreased by approximately $1.9 million.

Costs related to preparing for opening new stores include materials, pre-opening labor and training, utilities, travel, rent deposits, IT labor and costs. Pre-opening costs for the U.S. Retail segment totaled $0.4 million for the three months ended March 31, 2009, relating to the opening of six new stores compared with $0.5 million for the three months ended March 31, 2008. There was a total of $0.3 million in pre-opening expenses in the Canadian and International segments for the three months ended March 31, 2009, associated with the opening of two new stores, compared with $0.9 million for the three months ended March 31, 2008. The decrease in pre-opening costs from the prior year are due to a lower number of stores in the pipeline compared to the same period last year.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the three months ended March 31, 2009 were $3.9 million as compared to $3.2 million for the three months ended March 31, 2008, an increase of $0.7 million or 23.1%. These expenses represented 3.4% and 2.8%, respectively, of the total net sales for the three months ended March 31, 2009 and March 31, 2008. The increase in warehouse and distribution expense is primarily attributable to an increase of $0.5 million in wage and staffing expenses necessary to support increased shipping activities at the Los Angeles distribution center due to higher intercompany sales volume.

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2009 were $24.0 million, as compared to $16.7 million for the three months ended March 31, 2008, an increase of $7.3 million, or 43.7%. General and administrative expenses represented 21.0% and 14.9% of total net sales for the three months ended March 31, 2009 and March 31, 2008, respectively. General and administrative expenses increased by approximately $2.5 million due to higher depreciation charges associated with increase in the number of stores in operation during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. An additional $1.1 million of the increase in general and administrative expenses was due to higher professional service charges while $0.5 million of the increase was due to accrued management bonuses. Additionally, $2.0 million of the increase was due to non-recurring charges while the remaining $1.2 million was due to changes in other miscellaneous general and administrative charges.

INTEREST EXPENSE: The major components of interest expense for the three months ended March 31, 2009 consisted of interest on the BofA Credit Agreement, loans from our CEO and unrelated parties and the SOF Credit Agreement. The Company increased its levels of debt in the first quarter of 2009 primarily to refinance its outstanding term loan and to provide working capital for ongoing operations. Stated interest rates on debt ranged from 3.5% to 18% during the three months ended March 31, 2009 and 3% to 26% during the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2009 was $7.6 million as compared to $3.3 million for the three months ended March 31, 2008. These expenses represented 6.7% and 3.0% of the total net sales for the quarter ended March 31, 2009 and 2008, respectively. The increase in interest expense is primarily attributable to the amortization of warrants and deferred finance costs associated with modifications made to the Company’s credit agreements in December 2008 of $2.4 million and a $1.1 million write-off of the unamortized portion of warrants and deferred finance costs in connection with the early extinguishment of the SOF term loan, which was fully repaid in March 2009.

OTHER EXPENSE/INCOME, NET: Other income for the three months ended March 31, 2009 was $0.1 million as compared to $0.2 million for the three months ended March 31, 2008. Other income represented less than 0.1% of the total net sales for the three months ended March 31, 2009 and 0.2% of the total net sales for the three months ended March 31, 2008.

INCOME TAXES: Income taxes decreased from $0.6 million income tax provision in the three months ended March 31, 2008 to a $2.9 million income tax benefit in the three months ended March 31, 2009. This decrease was due to losses incurred from operations and higher interest expense during the three months ended March 31, 2009. The effective income tax rate for the three months ended March 31, 2009 was 21.3% compared to 35.7% for the three months ended March 31, 2008. Significant items which contributed to the reduction of the effective tax rate from the statutory rate included benefits from the domestic manufacturer deduction, the net impact of empowerment zone credits and the benefit from a lower corporate tax rate in Canada.

NET (LOSS) INCOME: The Company’s net loss for the three months ended March 31, 2009 was $10.6 million, or a decrease of approximately $11.7 million from net income of $1.1 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Over the past several years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing. Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, and borrowings from our revolving credit facility with BofA, related party notes payable from our CEO and term loans under the Lion Credit Agreement. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

As of March 31, 2009, we had (i) approximately $7.0 million in cash, (ii) $17.6 million available and $37.7 million outstanding under the BofA Credit Agreement, and (iii) $80.0 million of borrowings outstanding under the Lion Credit Agreement. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement and the Company’s other debt agreements.

On March 13, 2009, American Apparel entered into the Lion Credit Agreement among the Company, in its capacity as borrower, certain subsidiaries of the Company, in their capacity as facility guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion, as initial lender (in such capacity, the “Initial Lender”), and the other lenders from time to time party thereto. Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80 million, of which $5 million constituted a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. A portion of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due and owing of $51.3 million under the SOF Credit Agreement. The remaining proceeds were used to repay $3.25 million of loans owed by the Company to its CEO, pay fees and expenses related to the transaction of $4.3 million and reduce the outstanding revolver balance under the BofA Credit Agreement by $16.0 million. In connection with the loans under the Lion Credit Agreement, the Company issued to Lion a seven-year warrant, which is exercisable at any time during its term, to purchase an aggregate of 16 million shares of the Company’s common stock at an exercise price of $2.00 per share, which is subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods.

In connection with the financing from Lion, the Company also entered into an amendment to the BofA Credit Agreement to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of the promissory notes due to our CEO and (iii) fix the maturity date at July 2, 2012.

On December 19, 2008, in connection with an amendment to the BofA Credit Agreement, our CEO loaned the Company $2.5 million in exchange for a promissory note. On February 10, 2009, our CEO loaned the Company an additional $4.0 million in exchange for a promissory note. Both promissory notes mature in January 2013 and provide for interest at an annual rate of 6%, payable in kind. Both promissory notes were partially repaid in part in an aggregate amount equal to $3.25 million with a portion of the proceeds of the loans under the Lion Credit Agreement.

Cash Flow Overview

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(3,606)	$(12,939)
Investing activities	(7,502)	(12,552)
Financing activities	7,892	78,512
Effect of foreign exchange rate changes on cash	(1,164)	614

Net (decrease) increase in cash	$(4,380)	$53,635

Three Months Ended March 31, 2009

For the three months ended March 31, 2009, cash used in operations was $3.6 million. This is a result of a net loss of $10.6 million, a decrease in accounts payable of $7.3 million and a decrease in income taxes receivable/payable of $6.0 million, offset by non-cash expenses of $13.1 million (depreciation, amortization, stock based compensation, impairment charges, deferred taxes, bad debt expense and deferred rent), foreign exchange transaction losses of $1.9 million, increases in accrued expenses and other long-term liabilities of $3.5 million and a decrease in trade accounts receivable of $2.5 million.

For the three months ended March 31, 2009, American Apparel used $7.5 million of cash in investing activities. This consisted of increased net investment in property and equipment of approximately $2.1 million for the U.S. Wholesale segment, $4.5 million for the U.S. Retail segment, $0.8 million for the International segment, and minor investments in the Canadian segment. Increase in investment in property and equipment for the U.S. Retail segment was due to the 3 new retail stores that were opened in the three months ended March 31, 2009.

For the three months ended March 31, 2009, cash from financing activities was $7.9 million. This is primarily from the net proceeds of $75 million received from the Lion Credit Agreement, offset by the repayment in full of the SOF Credit Agreement, the reduction of the outstanding revolver balance under the BofA Credit Agreement and partial repayment of related party promissory notes issued to the Company by the CEO.

Three Months Ended March 31, 2008

For the three months ended March 31, 2008, cash used in operations was $12.9 million. This is a result of net income before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $7.3 million, a decrease in income taxes receivable/payable of $2.6 million, increase in inventory of $6.6 million, increase in trade accounts receivables of $4.1 million, increase in prepaid expenses and other current assets of $2.5 million, offset by a net increase in accounts payable and accrued expenses and other long-term liabilities of $1.9 million. The increase in inventory production levels during the first quarter of 2008 included raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production selling and administrative staff payroll. Additionally, $0.3 million in costs were incurred relating to the opening of new stores in China.

For the three months ended March 31, 2008, American Apparel used $12.6 million of cash in investing activities. This is partially a result of increased net investment in property and equipment of approximately $5.1 million for the U.S. Wholesale segment, $3.9 million for the U.S. Retail segment, $0.8 million for the Canada segment, and $2.7 million for the International segment. Increase in investment in property and equipment for the retail segment was due to the 6 new retail stores that were opened in the three months ended March 31, 2008.

        For the three months ended March 31, 2008, cash from financing activities was $78.5 million. This is primarily the result of proceeds from the exercise of warrants issued in the initial public offering of the Company’s predecessor of $65.6 million, as well as American Apparel’s principal capital requirements to fund working capital needs, finance the opening of new retail stores and finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Net borrowings from the revolving credit facility totaled $10.7 million during the three month period ended March 31, 2008.

Debt Agreements

The following is an overview of American Apparel’s total outstanding debt obligations as of March 31, 2009 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2009	Covenant Violations	Reference
Revolving credit facility	Bank of America, N.A.	5.1%	$37,690	No	a
Revolving credit facility (Canada)	Toronto Dominion Bank	3.5%	920	Yes	b
Term loan from private investment firm, net of discount	Lion Capital LLP	15.0%	56,550	No	c
Other			509	—

Total bank debt			95,669
Capital lease obligations	55 individual leases ranging between $1—$428	From 5.0% to 17.9%	3,880		d
Subordinated notes payable to related party		6.0%	4,057		e
Cash overdraft			1,855

Total debt			$105,461

(a)	As of March 31, 2009, the Company has a revolving credit facility of $75,000 with BofA under the BofA Credit Agreement. The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the SOF Credit Agreement, as discussed below, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced and replaced with the Lion Credit Agreement. In connection with this refinancing, the BofA Credit Agreement was amended to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of the promissory notes due to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets. Interest under the agreement is at LIBOR (0.6% at March 31, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum and was 3.25% at March 31, 2009) plus 2.5%, at the Company’s option. At March 31, 2009, the Company had $8,057 of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at March 31, 2009 was $17,635. Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures to $9,262 in the first quarter of 2009 and to approximately $8,500 for the remainder of 2009. Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” As of March 31, 2009 and December 31, 2009, the Company was in compliance with all required covenants.

(b)	As of March 31, 2009, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc (collectively “CI Companies”) had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (2.5% at March 31, 2009) plus 1.00% per annum payable monthly. This line of credit is secured by two C$7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. Available borrowing capacity at March 31, 2009 and December 31, 2008 was $2,280 and $2,863, respectively. CI Companies obtained a one-time waiver from the bank for failure to comply with its minimum current ratio covenant for the quarter ended March 31, 2009.

(c)	On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO, to pay fees and expenses of $4,276, which were capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant. The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At March 31, 2009, the debt, net of discount, totaling approximately $56,550, will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

(d)	American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(e)	At March 31, 2009, the Company had outstanding loans payable to its CEO of $4,057, of which $775 was subordinated to the Company’s line of credit with Toronto Dominion Bank. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. For the three months ended March 31, 2009, interest expense related to these loans of $75, was included in the condensed consolidated statement of operations.

Financial Covenants

American Apparel’s credit arrangements impose certain restrictions on American Apparel regarding capital expenditures and limit American Apparel’s ability to, among other things, incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. As of June 30, 2009, the Company’s most restrictive maximum capital expenditures covenant is $5.3 million for the remainder of 2009 under the BofA Credit Agreement. In addition, the BofA Credit Agreement requires the Company to maintain certain amounts of unused availability under the revolving credit facility with BofA, and the Lion Credit Agreement includes a total debt to consolidated EBITDA ratio financial covenant. Such restrictions could limit American Apparel’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

        The Company anticipates that based on its current operating plan for the remainder of 2009, during or at the end of the third quarter of 2009, the Company may not be in compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit agreement. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants.

Future Capital Requirements

The Company had cash on hand of $7.0 million at March 31, 2009. As of March 31, 2009, the Company is limited to $8.5 million in capital expenditures, excluding non-cash property and equipment acquisitions, for the last two quarters of fiscal 2009 for the Company’s U.S. and overseas subsidiaries, as set by restrictions in the BofA Credit Agreement. Capital expenditures are primarily required to fund the opening of new stores, store-related remodeling, manufacturing equipment, distribution center equipment and computer hardware and software purchases. The Company anticipates that based on its current operating plan for the second half of 2009, during or at the end of the third quarter of 2009, the Company may not be in compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit Agreement. As of March 31, 2009, based on the planned capital expenditures for the remainder of 2009, the Company believes that it will exceed the capital expenditure covenant limitation of $8.5 million. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants. Additionally, if the Company is not able to obtain such amendments, the planned capital expenditures for the remainder of 2009 may be reduced significantly.

Off-Balance Sheet Arrangements and Contractual Obligations

American Apparel’s material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit the Company to extend the terms beyond the initial fixed lease term. With respect to most of those leases, American Apparel intends to renegotiate those leases as they expire. Issued and outstanding letters of credit were $8.1 million at March 31, 2009, and were related primarily to workers’ compensation insurance and rent deposits. The Company also has capital lease obligations which consist principally of leases for our manufacturing equipment.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 is a discussion of the Company’s future obligations and commitments as of December 31, 2008. During the three months ended March 31, 2009, American Apparel’s total outstanding borrowing under cash overdraft, capital lease and debt agreements decreased by $9.1 million from December 31, 2008. American Apparel entered into new operating lease agreements in relation to the Company’s business operations, but does not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2008 in the Amendment No. 1 to our Annual Report on Form 10-K/A. See notes 6 and 7 for additional information related to the consolidated financial statements included elsewhere herein.

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

Critical Accounting Estimates and Policies

As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of the Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and allowances for doubtful accounts;

•	inventory valuation and obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes and recoverability of deferred income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation; and

•	share-based compensation.

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

Accounting Pronouncements-Newly Issued

See Note 3 to interim unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Inflation

Inflation affects the cost of raw materials, goods and services used by American Apparel. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment limits the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although American Apparel cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant. American Apparel seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. American Apparel does not believe that inflation has had a material impact on its results of operations for the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

The Company’s exposure to market risk is limited to interest rate risk associated with American Apparel’s credit facilities and foreign currency exchange risk associated with American Apparel’s foreign operations.

Interest Rate Risk

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2009, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $32 per month. The Company determined these amounts based on approximately $38,600 of variable rate borrowings at March 31, 2009. The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of American Apparel’s operating activities are conducted in U.S. dollars. Approximately 41.1% of American Apparel’s sales for the three months ended March 31, 2009 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of American Apparel’s foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2009 and December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of $1,600 and $1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At March 31, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates, was $103 and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the condensed consolidated balance sheet. During the three months ended March 31, 2009 and 2008, gains of $103 and losses of $226, respectively, were charged to earnings in the condensed consolidated statement of operations.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2008 (described below), which have not been fully remediated as of March 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of March 31, 2009, the following material weaknesses existed:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: At its foreign offices, the Company did not have a sufficient number of adequately trained accounting personnel with appropriate expertise in GAAP. Also, the Company lacked sufficient GAAP expertise to ensure that certain complex material and non-routine transactions are properly reflected in its consolidated financial statements. Consequently, the Company may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

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

Notwithstanding the material weaknesses described above, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

(b) Remediation Activities

During the first quarter of 2009, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: The Company hired additional credentialed professional staff with greater knowledge of GAAP in both its domestic operations, and in positions of oversight and management of its foreign operations. In addition, the Company engaged appropriate professional services firms in order to improve accuracy of its financial reporting under GAAP in key foreign reporting locations. The Company’s management has sufficient knowledge to review the work of internal and external subject matter experts, and reviews all workpapers from its foreign operations to ensure compliance with GAAP.

a. Financial Reporting by Foreign Subsidiaries: The Company has hired additional credentialed professional staff with greater knowledge of GAAP in both its domestic operations, and in the oversight and management of its foreign operations. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

b. Other Accounting Matters: The Company has hired or retained sufficient competent personnel with appropriate GAAP and SEC reporting experience to remediate this issue. In addition, the Company has engaged a qualified firm to assist with complex accounting matters and SEC disclosure compliance. The Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

Inadequate Reviews: The Company instituted and formalized multiple levels of review at foreign and U.S. Operations for reconciliations and other processes which are deemed key to the financial statements. The Company’s review processes have been implemented and the Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

Inadequate Financial Information Systems: The Company has identified systems and applications that impact financial reporting and is taking actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. The Company has adopted an Information Technology framework, is documenting key information technology controls and is addressing control weaknesses that could potentially impact financial reporting. In addition, the Company has implemented a number of new policies, procedures, and controls in the areas of information security, change management, operations and end-user computing. The Company has implemented an integrated ERP system for its U.S. operations in the second quarter of 2009. It has reviewed its personnel and information systems for foreign operations and has added professional staff resources for review and control over financial reporting by the foreign operations. The Company has placed substantial mitigating controls around its heretofore manual consolidation process, and is in the process of implementing a high-level replacement system for those manual processes to further improve controls and to reduce the time required to produce its financial statements and regulatory filings. In addition, the Company has identified and implemented additional review controls over financial reporting to validate information derived from its information systems and ultimately reported in our financial statements. As the Company continues to upgrade various systems, controls and procedures, it is continuing to make substantial progress and is continuing its efforts toward remediation of this material weakness.

(c) Changes in ICFR

During the first quarter of 2009, the Company’s management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. Pursuant to the rules of JAMS, the Company’s responsive pleading will be due after the parties receive notice from JAMS formally commencing the arbitration. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial.

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

Other than as stated above, during the three months ended March 31, 2009, there have been no material changes in the Company’s legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 and Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on August 13, 2009 for information regarding current legal proceedings.

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

During the three months ended March 31, 2009, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 except for revising the risk factor described below. Please refer to the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 (filed with the SEC on March 16, 2009 and August 13, 2009) for a list of the Company’s risk factors.

We rely heavily on immigrant labor, and changes in immigration laws or enforcement actions or investigations under such laws could significantly adversely affect our labor force, manufacturing capabilities, operations and financial results.

We rely heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to American Apparel. In late 2007, American Apparel received a notice from the Immigration and Customs Enforcement division of the U.S. Department of Homeland Security (“ICE”) requesting to inspect the I-9 forms of the employees of American Apparel, Inc. In January 2008, American Apparel provided ICE with access to the requested forms. On June 24, 2009, ICE notified the Company that it was unable to verify the employment eligibility of approximately 200 current employees because of discrepancies in these employees’ records. Additionally, ICE notified the Company that another approximately 1,600 current employees appear not to be authorized to work in the United States and appear to have obtained employment by providing, on Form I-9, documentation which ICE believes, based on its proprietary databases, to be suspect and not valid. Unless these employees, within a reasonable timeframe, are able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents that are subsequently verified by ICE, such employees will not be able to continue their employment at the Company. As a result, American Apparel could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. American Apparel also may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and ability to compete. If American Apparel is not able to continue to attract and retain sufficient employees, American Apparel’s manufacturing capabilities, operations and financial results would be adversely affected. In addition, if the Company is found to have failed to comply with federal law, it could be subject to various civil and criminal penalties, which could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Lion Warrant was issued to Lion in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. For additional information, see our Current Report on Form 8-K that was filed with the SEC on March 16, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

4.1	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.2	Warrant to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.3	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.4	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+

First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant,

American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)) and Joyce E. Crucillo (included as Exhibit 10.34 of Current Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.2+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.3	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.4	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the Credit Agreement, dated as of July 2, 2007, among AAUSA, the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.5	Credit Agreement, dated as of March 13, 2009, among the Company, certain subsidiaries of the Company, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent (included as Exhibit 10.1 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

10.6	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009

AMERICAN APPAREL, INC.

Signature	Title	Date
/S/ DOV CHARNEY Dov Charney	President, Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2009

/S/ ADRIAN KOWALEWSKI Adrian Kowalewski	Chief Financial Officer and Director (Principal Financial Officer)	August 13, 2009