Form 10-Q
period 2009-06-30
AMERICAN APPAREL, INC
filed 2009-08-17
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.0001 par value 71,033,757 shares outstanding on August 13, 2009.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2009) and Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (filed with the SEC on August 13, 2009) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$8,777	$11,368
Trade accounts receivable, net of allowances of $1,507 and $1,441 at June 30, 2009 and December 31, 2008, respectively	16,994	16,439
Prepaid expenses and other current assets	6,597	5,369
Inventories	159,269	148,154
Income taxes receivable	4,769	604
Deferred income taxes	2,667	3,550

Total current assets	199,073	185,484

PROPERTY AND EQUIPMENT, net	110,480	112,408
DEFERRED INCOME TAXES	10,383	10,522
OTHER ASSETS, net	26,440	25,195

TOTAL ASSETS	$346,376	$333,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Cash overdraft	$—	$2,413
Revolving credit facilities and current portion of long-term debt	51,220	34,318
Accounts payable	21,009	32,731
Accrued expenses	26,495	22,140
Income taxes payable	3,026	9,459
Current portion of capital lease obligations	2,119	2,616

Total current liabilities	103,869	103,677

LONG-TERM DEBT, net of unamortized discount of $22,456 and none at June 30, 2009 and December 31, 2008, respectively	60,544	67,050
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,169	3,292
CAPITAL LEASE OBLIGATIONS, net of current portion	1,253	1,986
DEFERRED RENT	19,910	16,011
OTHER LONG TERM LIABILITIES	6,252	5,181

TOTAL LIABILITIES	195,997	197,197

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—

Common stock, $.0001 par value, authorized 120,000 shares; 72,467 shares issued and 71,034 shares outstanding at June 30, 2009 and 72,221 shares issued and 70,787 shares outstanding at December 31, 2008	7	7
Additional paid-in capital	150,449	131,252
Accumulated other comprehensive loss	(1,836)	(2,703)
Retained earnings	11,803	17,900
Treasury stock, 1,434 shares at cost	(10,044)	(10,044)

TOTAL STOCKHOLDERS’ EQUITY	150,379	136,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,376	$333,609

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$136,061	$132,971	$250,345	$244,605
COST OF SALES	55,847	55,015	104,735	105,670

GROSS PROFIT	80,214	77,956	145,610	138,935
OPERATING EXPENSES	72,910	62,328	142,206	118,942

INCOME FROM OPERATIONS	7,304	15,628	3,404	19,993

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	4,838	3,699	12,475	7,037
Foreign currency transaction (gain) loss	(2,770)	476	(840)	(2)
Other (income) expense	(431)	981	(486)	769

TOTAL INTEREST AND OTHER (INCOME) EXPENSE	1,637	5,156	11,149	7,804

INCOME (LOSS) BEFORE INCOME TAXES	5,667	10,472	(7,745)	12,189
INCOME TAX PROVISION (BENEFIT)	1,205	3,681	(1,648)	4,294

NET INCOME (LOSS)	$4,462	$6,791	$(6,097)	$7,895

Basic earnings (loss) per Common share	$0.06	$0.10	$(0.09)	$0.12
Diluted earnings (loss) per Common share	$0.06	$0.10	$(0.09)	$0.11
Weighted average basic Common shares outstanding	71,034	70,709	71,019	68,447
Weighted average diluted Common shares outstanding	79,897	70,709	71,019	70,101

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$250,376	$241,230
Cash paid to suppliers, employees and others	(243,282)	(235,048)
Income taxes paid	(8,864)	(6,826)
Interest paid, net of capitalized interest	(4,344)	(7,037)
Other	575	(619)

Net cash used in operating activities	(5,539)	(8,300)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(13,547)	(32,046)
Purchase of net assets under business acquisition	—	(3,500)

Net cash used in investing activities	(13,547)	(35,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(2,416)	1,199
(Repayments) borrowings under revolving credit facilities, net	922	(6,219)
Deferred financing costs	(4,575)	—
Share repurchases	—	(10,044)
Proceeds from exercise of warrants issued in the initial public offering of the Company’s predecessor	—	65,619
Borrowings under notes payable to related party	4,000	—
Repayment of notes payable to related party	(3,250)	—
Borrowings under term loans and notes payable, net of $5,000 discount for the six months ended June 30, 2009	75,000	953
Repayment of term loans and notes payable	(51,085)	(638)
Repayment of capital lease obligations	(1,407)	(2,327)

Net cash provided by financing activities	17,189	48,543

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(694)	566

NET (DECREASE) INCREASE IN CASH	(2,591)	5,263
CASH, beginning of period	11,368	19,292

CASH, end of period	$8,777	$24,555

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Net (loss) income	$(6,097)	$7,895
Depreciation and amortization of property and equipment and intangibles	13,598	8,891
Amortization of debt discount and deferred financing costs	5,058	300
Foreign exchange transaction gain	(840)	(2)
Stock based compensation expense	525	432
Accrued interest paid-in-kind	3,073	—
Impairment charge	676	—
Deferred income taxes	1,025	(972)
Loss on disposal of property and equipment	87	141
Bad debt expense	135	164
Deferred rent	3,757	3,660
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(104)	(2,037)
Inventories	(9,271)	(20,886)
Prepaid expenses and other current assets	(1,441)	(3,089)
Other assets	(1,136)	(3,929)
Accounts payable	(7,908)	2,683
Accrued expenses and other liabilities	3,835	9
Income taxes receivable/payable	(10,511)	(1,560)

Net cash used in operating activities	$(5,539)	$(8,300)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$203	$419
Property and equipment acquired and included in accounts payable	$804	$976
Issuance of warrants in connection with debt financing at relative fair value	$18,672	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (“the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through a wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2009, the Company operated a total of 272 retail stores in the United States, Canada and 17 other countries.

As of June 30, 2009, the Company had approximately $8,777 in cash, $10,000 of availability for additional borrowings and $50,738 outstanding on a $75,000 revolving credit facility under the Bank of America Credit Agreement (“BofA Credit Agreement”), and $80,000 of term loans outstanding under the Lion Credit Agreement (see Notes 6 and 7). As of June 30, 2009, the Company was in compliance with all required covenants of the BofA Credit Agreement and Lion Credit Agreement.

The Company anticipates that based on its current operating plan for the second half of 2009, during or subsequent to the third quarter of 2009, the Company may not maintain compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit Agreement. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants.

Under the terms of the BofA Credit Agreement and Lion Credit Agreement, noncompliance with covenants is an event of default under which the Company may be precluded from new borrowings under its revolving credit facility and all indebtedness under the revolving credit facility and terms loans under BofA Credit Agreement and Lion Credit Agreement, respectively, could be declared immediately due and payable. If the indebtedness outstanding under the revolving credit facility and term loans is declared due and immediately payable, the Company would have to obtain additional sources of liquidity; however, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to the Company, or at all.

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X and include certain presentation changes made to condense certain December 31, 2008 consolidated balance sheet captions. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The Company’s management has evaluated subsequent events after June 30, 2009 through August 17, 2009, which is the date the Company’s financial statements were issued.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances, allowance for doubtful accounts, inventory valuation and obsolescence, valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, property and equipment, income taxes including uncertain tax positions and recoverability of deferred income taxes, valuation of debt and warrants, reserves for self-insured workers’ compensation liabilities and accruals for the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Classification and Adjustments

During the first quarter of fiscal 2009, the Company corrected the presentation of its workers’ compensation reserves. Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-term nature of workers’ compensation claims, which can extend over a period of years, the Company believes that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or 12 months after the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, the Company reclassified $5,181 of workers’ compensation reserves from accrued expenses, as previously reported, to other long-term liabilities on the condensed consolidated balance sheet as of December 31, 2008. The Company also reclassified the $2,078 of deferred tax asset balances related to the accrued worker’s compensation reserves from current deferred income tax assets to long-term deferred income tax assets on the condensed consolidated balance sheet as of December 31, 2008. These reclassifications had no effect on the Company’s previously reported operating or net income, cash flows, and is not considered material to any previously reported consolidated financial statements.

During the first quarter of fiscal 2009, the Company also corrected the presentation of deferred rent liability related to the portion of deferred rent which is due within the 12 months from the date of the consolidated financial statements. Prior to the change the Company’s entire deferred rent liability was classified as a long-term liability. As a result, $1,032 of deferred rent liability was reclassified from deferred rent in non-current liabilities, as previously reported, to accrued expenses on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income and cash flows, and is not considered material to any previously reported consolidated financial statements.

During 2009, the Company reclassified income tax payments expected to be received by certain international subsidiaries from the respective countries’ taxing authority. These amounts had previously been netted against income taxes payable related to other federal, state, and international taxes as of December 31, 2008. As a result, $604 of income taxes receivables have been reclassified from income taxes payable to income taxes receivable on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income or cash flows, and it not considered material to any previously reported consolidated financial statements.

During the second quarter of fiscal 2009, the Company corrected its previously reported unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2008 to reflect an increase of $976 in cash provided by operating activities and cash used in investing activities. The correction relates to an error in classification made in presenting the cash flow statement impact of accounts payable related to purchases of property and equipment. This reclassification had no effect on the Company’s previously reported operating or net income and unaudited condensed consolidated balance sheet and is not considered material to any previously reported consolidated financial statements.

During 2009, the Company corrected its previously reported unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 to reflect a reclassification of $1,114 and $1,884, respectively, of operating expenses to cost of sales. This correction reclassified certain costs charged to general and administrative accounts which consisted of activities to support the manufacturing operations of the Company. This reclassification had no effect on the Company’s previously reported operating or net income and condensed consolidated balance sheets and is not considered material to any previously reported consolidated financial statements.

Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

The following table presents the effects of these reclassifications on the Company’s previously reported condensed consolidated balance sheet, statement of operations and statement of cash flows as of December 31, 2008 and for the three and six months ended June 30, 2008:

	As of December 31, 2008
	As Reported	Adjustments	As Corrected
Assets
Income taxes receivable	$—	$604	$604
Deferred income taxes - current	$5,628	$(2,078)	$3,550
Total current assets	$186,958	$(1,474)	$185,484
Deferred income taxes - noncurrent	$8,444	$2,078	$10,522
Total Assets	$333,005	$604	$333,609

Liabilities and Stockholders’ Equity
Accrued expenses	$26,289	$(4,149)	$22,140
Income taxes payable	$8,855	$604	$9,459
Total current liabilities	$107,222	$(3,545)	$103,677
Deferred rent - long term	$17,043	$(1,032)	$16,011
Other long term liabilities	$—	$5,181	$5,181
Total Liabilities	$196,593	$604	$197,197
Total Liabilities and Stockholders’ Equity	$333,005	$604	$333,609

	Three months ended June 30, 2008
	As Reported	Adjustments	As Corrected
Statement of Operations
Cost of sales	$53,901	$1,114	$55,015
Gross profit	$79,070	$(1,114)	$77,956
Operating expenses	$63,442	$(1,114)	$62,328

	Six months ended June 30, 2008
	As Reported	Adjustments	As Corrected
Statement of Operations
Cost of sales	$103,786	$1,884	$105,670
Gross profit	$140,819	$(1,884)	$138,935
Operating expenses	$120,826	$(1,884)	$118,942

Statement of Cash Flows
Cash used in operating activities:
Cash paid to suppliers, employees and others	$(236,024)	$976	$(235,048)
Amortization of debt discount and deferred financing costs	$—	$300	$300
Other assets	$(3,629)	$(300)	$(3,929)
Net cash used in operating activities	$(9,276)	$976	$(8,300)
Cash used in investing activities:
Capital expenditures	$(31,070)	$(976)	$(32,046)
Net cash used in investing activities	$(34,570)	$(976)	$(35,546)

Earnings Per Share

The Company presents earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s net income (loss) for the periods presented is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding used in basic EPS	71,034	70,709	71,019	68,447
Dilutive effect of Warrants	8,863	—	—	1,654

Weighted average shares outstanding for diluted EPS	79,897	70,709	71,019	70,101

For the three and six months ended June 30, 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 12) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 12). Weighted average effects of these were excluded from the calculations of net loss per share for the six months ended June 30, 2009 because their impact would have been anti-dilutive due to the Company’s net loss.

Comprehensive Income (Loss)

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

A reconciliation of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss), as reported	$4,462	$6,791	$(6,097)	$7,895
Foreign currency translation adjustments	2,973	(138)	867	550

Comprehensive income (loss)	$7,435	$6,653	$(5,230)	$8,445

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

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

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and there is limited historical breakage information. The unearned revenue for gift cards, gift certificates and store credits are recorded as accrued expenses in the accompanying condensed consolidated balance sheets in the amount of $2,973 and $2,672 at June 30, 2009 and December 31, 2008, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. wholesale segment. The Company mitigates its risk by investing in or through major financial institutions. The Company had approximately $6,538 and $7,675 held in foreign banks at June 30, 2009, and December 31, 2008, respectively.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of June 30, 2009, one customer accounted for 19% of the Company’s total accounts receivables and 26% of the Company’s U.S. wholesale accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2009 and December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of $600 and $1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At June 30, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates (level 1 in the fair value hierarchy), was $(35) and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the condensed consolidated balance sheets. For the three months and six months ended June 30, 2009, losses of $35 and gains of $68, and for the three and six months ended June 30, 2008, gains of $102 and losses of $124, respectively, were charged to earnings in the condensed consolidated statements of operations.

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

The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China and Ireland, consolidated in the Company’s U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The Company accounts for uncertain tax positions according to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”). Gross unrecognized tax benefits at June 30, 2009 and December 31, 2008 are included in income taxes payable in the condensed consolidated balance sheets. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

Deferred Rent, Rent Expense and Tenant Allowances

The Company occupies its retail stores and combined corporate office, manufacturing, and distribution center under operating leases generally with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases. Many of the store leases require payment of a specified minimum rent, a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals), plus the construction period prior to occupancy of the retail location, using a mid-month convention. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which provides a scope exception for leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial statements. The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements but resulted in additional disclosures to the condensed consolidated financial statements (see Notes 5 and 8).

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS 142-3 was adopted on January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position resulted in additional quarterly disclosures. FSP 107-1 and APB 28-1 were adopted during the second quarter of 2009 (see Notes 5 and 8).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 will be effective for interim reporting periods after June 15, 2009. The adoption of SFAS No. 165 resulted in additional quarterly disclosures beginning in the second quarter of 2009.

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

Note 4. Inventories

The components of inventories are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$25,739	$41,648
Work in process	2,300	1,450
Finished goods	131,230	105,056

Total	$159,269	$148,154

Note 5. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2009	December 31, 2008
Machinery and equipment	$40,484	$38,556
Furniture and fixtures	32,302	28,408
Computers and software	23,422	19,520
Automobiles and light trucks	1,190	1,176
Leasehold improvements	78,563	72,840
Buildings	506	2,550
Construction in progress	1,547	3,861

	178,014	166,911
Less accumulated depreciation and amortization	67,534	54,503

Total	$110,480	$112,408

Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses, and was $6,649 and $13,056, respectively, for the three and six months ended June 30, 2009 and $4,577 and $8,673, respectively, for the three and six months ended June 30, 2008. During the six months ended June 30, 2009, the Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed an impairment test on these stores and determined, using a discounted cash flow (level 3 in the fair value hierarchy), that the fair value of the assets at two stores were $45, which was less than the carrying value of $365 at June 30, 2009. Accordingly, an impairment charge relating to the U.S. Retail and International segments of $320 for the three months ended June 30, 2009 was recorded as a component of operating expenses in the condensed consolidated statements of operations to reduce the assets carrying value to their fair value. Additionally, during the first quarter of 2009 the Company recorded an impairment charge of $356. No impairment charges were recorded during the three and six months ended June 30, 2008.

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt

Revolving credit facilities and current portion of long-term debt consists of the following:

	June 30, 2009	December 31, 2008
Revolving Credit Facility, maturing July 2012 (a)	$50,738	$49,401
Revolving Credit Facility, due on demand (b)	—	409
Current portion of long-term debt (see Note 7)	482	482
Amounts refinanced on long-term basis (a)	—	(15,974)

Total Revolving Credit Facilities and Current Portion of Long-Term Debt	$51,220	$34,318

(a)	The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”), as discussed in Note 7, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced with Lion Capital (Guernsey) II Limited (“Lion”). In connection with this refinancing, the BofA Credit Agreement was amended (the “Ninth Amendment”) to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of promissory notes to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets.

Interest under the agreement is at the London Interbank Offered Rate (“LIBOR”) (0.309% at June 30, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum and was 3.25% at June 30, 2009) plus 2.5%, at the Company’s option. At June 30, 2009 and December 31, 2008, the Company had $9,402 and $9,363, respectively of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at June 30, 2009 and December 31, 2008 was $10,022 and $12,142, respectively.

Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures to $14,200 for the first six months of fiscal 2009 and $4,633 for the remainder of fiscal 2009 or a maximum capital expenditure limit of $18,833 for fiscal 2009. The Company was in compliance with all required covenants at June 30, 2009 and December 31, 2008.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” On March 13, 2009, the Company entered into the Lion Credit Agreement (see Note 7). Approximately $15,974 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to reduce the outstanding revolver balance under the BofA Credit Agreement. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding as of December 31, 2008 has been reclassified to long term debt.

(b)	As of June 30, 2009, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively the “CI Companies”), wholly owned subsidiaries of the Company, had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand with no fixed maturity date, bearing interest at the bank’s prime rate (2.25% at June 30, 2009) plus 1.00% per annum payable monthly. This line of credit is secured by two C$7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. Available borrowing capacity at June 30, 2009 and December 31, 2008 was C$4,000 and C$3,500, respectively.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. The Company was in compliance with all required covenants at June 30, 2009 and December 31, 2008.

Note 7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
Long-term debt with Lion including accrued interest paid-in-kind of $2,992 and net of unamortized discount of $22,456 (a)(b)(c)	$60,535	$—
Long-term debt with SOF, retired March 2009 (a)	—	51,000
Revolving credit facility portion refinanced on a long-term basis (b)	—	15,974
Other	491	558

Total long-term debt	61,026	67,532
Less current portion of debt	(482)	(482)

Long-term debt, net of current portion	$60,544	$67,050

(a)	As of December 31, 2008, the Company had a term loan agreement with SOF in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the condensed consolidated statement of operations. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, the outstanding term loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying condensed consolidated balance sheet.

The covenants included in the SOF Credit Agreement were substantially similar to the covenants included in the BofA Credit Agreement (see footnote (a) in Note 6). The Company amended the SOF Credit Agreement nine times, most recently on December 19, 2008. In connection with the Ninth Amendment, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 12).

(b)

On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty. At March 31, 2009, the Company paid all accrued interest on this loan in cash while on June 30, 2009, the Company paid all accrued interest in kind on this loan in the amount of $2,992 and was in compliance with all required covenants.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO (see Note 9), to pay fees and expenses of $4,276 that were capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet as of June 30, 2009, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding has been refinanced on a long-term basis and as of December 31, 2008 has been reclassified to long-term debt.

In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (see Note 12). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At June 30, 2009, the debt, net of unamortized discount and excluding interest paid-in-kind of $2,992, totaled approximately $57,543, and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

(c)	During the three and six months ended June 30, 2009, the Company incurred interest charges of $5,477 and $13,114, respectively, of which $639 incurred in each period was capitalized to leasehold improvements under construction at the Company’s retail stores. No interest charges were capitalized during the three and six months ended June 30, 2008 as the amounts were not significant.

Note 8. Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with BofA approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. It was not practicable to estimate the fair value of notes payable to related parties.

The carrying amounts and fair values of the Company’s financial instruments are presented below (in thousands) as of June 30, 2009:

	Carrying Amount	Fair Value
Long-term debt, excluding interest paid-in-kind of $2,992 (level 3)	$57,543	$69,195

Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Note 5.

Note 9. Subordinated Notes Payable to Related Party

At June 30, 2009 and December 31, 2008, the Company had outstanding loans payable to its CEO of $4,169 and $3,292 respectively, of which $837 and $792 was subordinated to the Company’s line of credit with Toronto Dominion Bank. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, the Company’s CEO loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the three and six months ended June 30, 2009, interest expense related to these loans was $62 and $136, respectively, and $29 and $181 for the three and six months ended June 30, 2008, respectively.

Note 10. Income Taxes

Income taxes for the three and six months ended June 30, 2009 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Note 11. Related Party Transactions

See “Note 9—Subordinated Notes Payable to Related Party” for a description of the loans made by the Chief Executive Officer to the Company.

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

In connection with the Lion Credit Agreement and the Investment Agreement, our CEO also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which our CEO agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007 (as it may be hereafter amended, supplemented or modified from time to time, the “Acquisition Agreement”), by and among the Company, American Apparel (USA), LLC (f/k/a AAI Acquisition LLC), a California limited liability company, American Apparel, Inc., a California corporation, American Apparel, LLC, a California limited liability company, the CI Companies, our CEO, each of the stockholders of the CI Companies (with respect to certain provisions of the Acquisition Agreement) and Sang Ho Lim (with respect to certain provisions of the Acquisition Agreement) from December 12, 2010 to

December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) our CEO’s employment is terminated by the Company “without cause” or (iii) our CEO terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between our CEO and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, our CEO will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which our CEO has a legal or beneficial interest as of December 12, 2010.

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

Personal Guarantees by our CEO

Our CEO has personally guaranteed the obligations of American Apparel under various property leases, including:

•	New York store at 712 Broadway, New York, NY for up to approximately $820 in aggregate obligations;

•	New York store at 183 E. Houston St., New York, NY for up to approximately $420 in aggregate obligations;

•	New York store at 1090 Third Ave., New York, NY for up to approximately $202 in aggregate obligations;

•	Chicago store at 1563 N. Milwaukee Ave., Chicago, IL for up to approximately $16 in aggregate obligations; and

•	Los Angeles store at 6922 Hollywood Blvd., Los Angeles, CA for up to approximately $1,800 in aggregate obligations (equally and jointly guaranteed by the Company and our CEO).

Our CEO has also provided two unlimited personal guarantees (on behalf of each of the CI Companies) in favor of Toronto Dominion Bank, in connection with the Company’s Canadian dollar denominated line of credit (see Note 6).

Lease Agreement Between the Company and an Affiliate of our CEO and our Chief Manufacturing Officer

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer of the Company. Our CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while our Chief Manufacturing Officer holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The monthly lease payments were $48 through February 2008, and increased to $52 as of March 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $311 for the three and six months ended June 30, 2009, respectively, and $168 and $308 for the three and six months ended June 30, 2008, respectively.

Payments to Morris Charney

Morris Charney, our CEO’s father (“Mr. M. Charney”), serves as Sole Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Sole Director, President and Secretary of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of American Apparel, Inc., a California corporation (“Old American Apparel”), in 1998, as well as subsequent additional financing. Such amounts were repaid by the Company during 2007. In February 2008, Mr. M. Charney was paid a one time discretionary bonus of C$1.0 million out of the bonus pool that had been set up under the Acquisition Agreement in recognition of Mr. M. Charney providing of initial funding for the founding of Old American Apparel. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting fees amounting to C$46 and C$99 for the three and six months ended June 30, 2009 and C$54 and C$101 for the three and six months ended June 30, 2008, respectively.

Bonus Payment to CEO

The Company’s employment agreement with our CEO provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which is equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company’s stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. During the six months ended June 30, 2009 the Company also accrued $250 as a minimum estimate of the bonus that the CEO will earn for his services for the year ended December 31, 2009.

Note 12. Share-Based Compensation and Warrants

Director Grants

Pursuant to the 2007 plan, our non-employee directors are entitled to automatically receive a stock grant for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.

The first annual stock grant was approved by the Board of Directors on February 6, 2008, subject to the filing of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the first annual stock grant; however, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, the Company granted to each non-employee director approximately five shares of common stock, based upon the highest stock price being $15.60 on December 12, 2007. The compensation expense associated with the share awards of approximately $432 representing the grant date fair value on February 6, 2008 is reflected in operating expenses for the six months ended June 30, 2008 in the condensed consolidated statement of operations. Such shares were issued upon filing of the registration statement on April 17, 2008.

On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the six months ended June 30, 2009 in the condensed consolidated statement of operations.

Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Notes 6 and 7). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. In accordance with the provisions of EITF 07-5, the relative fair value assigned to the SOF Warrant of approximately $1,021 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the six months ended June 30, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued the Lion Warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. In accordance with the provisions of EITF 07-5, the relative fair value assigned to the Lion Warrant of approximately $18,672 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement.

Note 13. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,864 and $13,384 for the three months ended June 30, 2009 and 2008, respectively, and were approximately $37,912 and $25,003 for the six months ended June 30, 2009 and 2008, respectively. The Company did not incur any contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.

Sales Tax

The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $2,215 as of June 30, 2009 and $869 as of December 31, 2008 for state sales tax contingencies that require recognition under FASB Statement No. 5, “Accounting for Contingencies.”

Advertising

At June 30, 2009, the Company had approximately $1,889 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2009.

Stock Awards to Employees

The Company has committed to issue approximately 2,710 shares of common stock to certain eligible non-executive employees under the 2007 Plan. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees. As of June 30, 2009, the Company estimates that there are an additional 859 shares of common stock that may be awarded to eligible employees.

U.S. Immigration and Customs Enforcement

On January 3, 2008, representatives of U.S. Immigration and Customs Enforcement (“ICE”) conducted an inspection to determine the Company’s compliance with Section 274A of the Immigration and Nationality Act. The Company cooperated in all material respects with the inspection by ICE.

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

Note 14. Workers’ Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of June 30, 2009 and December 31, 2008, the Company has issued standby letters of credit in the aggregate amount of $7,125 and $7,190, respectively, with two insurance companies being the beneficiaries, through a bank. At June 30, 2009, the Company recorded a total reserve of $9,068, of which, $2,816 is included in accrued expenses and $6,252 is included in other long term liabilities on the condensed consolidated balance sheets. At December 31, 2008, the Company recorded a total reserve of $7,433, of which, $2,252 is included in accrued expenses and $5,181 is included in other long term liabilities on the condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.

Note 15. Business Segment and Geographic Area Information

The Company reports the following business segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these reportable segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations in the U.S. consisting of sales of undecorated apparel products to distributors and third party screen imprinters, as well as the Company’s online consumer sales to U.S. customers. The U.S. Retail segment includes the Company’s retail operations in the U.S., which were comprised of 155 retail stores operating in the United States, as of June 30, 2009. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of June 30, 2009, the retail operations in the Canada segment were comprised of 38 retail stores. The International segment includes retail, wholesale, and online consumer operations outside of the U.S. and Canada. As of June 30, 2009, the retail operations in the International segment were comprised of 79 retail stores operating outside of the U.S. and Canada in 17 countries. All of the Company’s retail stores sell the Company’s apparel products directly to consumers.

The Company’s management evaluates performance based on a number of factors; however, the primary measures of performance are net sales and income or loss from operations of each business segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses. Such unallocated expenses remain within corporate.

In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy. Intercompany charges related to transfer pricing are eliminated in consolidation from cost of sales of the Canadian and International segments and were $351 and $4,137, respectively, for the three months ended June 30, 2009, while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $6,314 for the three months ended June 30, 2009. Intercompany charges related to the transfer pricing are eliminated in consolidation from cost of sales of the Canadian and International segments and were $1,537 and $9,541, respectively, for the six months ended June 30, 2009, while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $13,192 for the six months ended June 30, 2009. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Three Months ended June 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$33,640	$45,109	$16,673	$40,639	$136,061
Gross profit	10,786	33,013	9,225	27,190	80,214
Income from operations	4,959	3,252	3,449	5,072	16,732
Depreciation and amortization	2,150	3,665	(564)	1,939	7,190
Capital expenditures	1,424	3,140	291	1,189	6,044
Deferred rent expense (benefit)	98	869	178	970	2,115

	For the Three Months ended June 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$41,011	$39,039	$16,512	$36,409	$132,971
Gross profit	10,535	29,406	11,428	26,587	77,956
Income from operations	4,128	8,049	4,213	8,320	24,710
Depreciation and amortization	1,758	1,453	552	924	4,687
Capital expenditures	4,327	7,264	1,010	5,917	18,518
Deferred rent expense (benefit)	(42)	640	105	1,452	2,155

	For the Six Months ended June 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$61,615	$84,355	$29,394	$74,981	$250,345
Gross profit	15,819	62,309	17,269	50,213	145,610
Income from operations	4,444	5,153	4,966	8,968	23,531
Depreciation and amortization	4,339	6,115	(70)	3,213	13,598
Capital expenditures	3,553	7,612	345	2,037	13,547
Deferred rent expense (benefit)	130	2,100	202	1,325	3,757

	For the Six Months ended June 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$78,446	$72,163	$28,675	$65,321	$244,605
Gross profit	17,486	54,482	19,979	46,988	138,935
Income from operations	6,219	13,690	5,917	13,245	39,071
Depreciation and amortization	3,178	2,878	1,054	1,781	8,891
Capital expenditures	9,500	12,090	1,849	8,607	32,046
Deferred rent expense (benefit)	(106)	1,660	212	1,864	3,660

Reconciliation of reportable segments combined income from operations for the three and six months ended June 30, 2009 and 2008 to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Consolidated income from operations of reportable segments	$16,732	$24,710	$23,531	$39,071
Unallocated corporate expenses	(9,428)	(9,082)	(20,127)	(19,078)
Interest expense	(4,838)	(3,699)	(12,475)	(7,037)
Other income (expense)	431	(981)	486	(769)
Foreign currency gain (loss)	2,770	(476)	840	2

Consolidated Income (Loss) Before Income Taxes	$5,667	$10,472	$(7,745)	$12,189

Net sales by each reportable segments class of customer and geographic location of customer consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

U.S. Wholesale
Wholesale	$28,921	$35,599	$51,746	$67,182
Online consumer	4,719	5,412	9,869	11,264

Total	$33,640	$41,011	$61,615	$78,446

U.S. Retail	$45,109	$39,039	$84,355	$72,163

Canada
Wholesale	$3,171	$3,448	$5,442	$6,177
Retail	13,140	12,679	23,225	21,713
Online consumer	362	385	727	785

Total	$16,673	$16,512	$29,394	$28,675

International
Wholesale	$3,427	$3,912	$6,182	$7,788
Retail	33,902	29,569	62,565	51,984
Online consumer	3,310	2,928	6,234	5,549

Total	$40,639	$36,409	$74,981	$65,321

Consolidated
Wholesale	$35,519	$42,958	$63,370	$81,147
Retail	92,151	81,287	170,145	145,860
Online consumer	8,391	8,726	16,830	17,598

Total Consolidated Net Sales	$136,061	$132,971	$250,345	$244,605

Net sales by geographic location of customer:
United States	$78,749	$80,050	$145,970	$150,609
Canada	16,673	16,512	29,394	28,675
Germany/Europe (excluding United Kingdom)	21,259	19,503	38,532	34,231
United Kingdom	8,390	8,208	16,339	15,029
Korea	2,680	2,848	4,524	5,546
Japan	3,926	3,721	7,495	7,041
Australia	2,460	1,168	4,506	1,578
Other foreign countries	1,924	961	3,585	1,896

Total Consolidated Net Sales	$136,061	$132,971	$250,345	$244,605

Long-lived assets—Property and equipment, net, by geographic location is summarized as follows:

	June 30, 2009	December 31, 2008
United States	$76,840	$79,286
Canada	8,089	7,251
Europe (excluding the United Kingdom)	11,465	12,682
United Kingdom	7,184	6,439
Korea	531	703
Japan	3,387	3,278
Australia	1,093	1,021
Other foreign countries	1,891	1,748

Total Consolidated Long-Lived Assets	$110,480	$112,408

Identifiable assets by reportable segment:
U.S. Wholesale	$194,041	$178,060
U.S. Retail	102,483	98,947
Canada	14,922	17,112
International	34,930	39,490

Total	$346,376	$333,609

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	June 30, 2009	December 31, 2008
Total assets	14.4%	16.8%
Total liabilities	14.6%	14.5%

Note 16. Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case (Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District), wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. Pursuant to the rules of JAMS, the Company’s responsive pleading will be due after the parties receive notice from JAMS formally commencing the arbitration. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. American Apparel intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and was recorded as a component of operating expenses in the condensed consolidated statement of operations during the six months ended June 30, 2009.

The Company is currently engaged in other employment-related claims and other matters incidental to the Company’s business. We believe that all such claims against the Company are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Nature of Operations

American Apparel is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. As of June 30, 2009, American Apparel operated 272 retail stores in 19 countries. American Apparel also operates a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to its retail stores and wholesale operations, American Apparel operates an online retail e-commerce website at www.americanapparel.com.

American Apparel conducts its primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses its executive offices, as well as the Company’s cutting, sewing, warehousing, and distribution operations. In addition, the Company operates knitting facilities in Los Angeles and Garden Grove, California, where it makes a majority of the fabric the Company uses in its products. The Company does most of its dyeing and finishing in-house, at company operated dye houses which currently dye approximately 80% of the raw fabric the Company uses. The Company operates a dyeing and finishing facility in Hawthorne, California. In December 2007, the Company acquired a garment dyeing, and finishing facility in South Gate, California, which began operations in 2008. This facility has capacity for sewing, dyeing and finishing garments. In May 2008, the Company acquired the facility in Garden Grove, California, which has knitting, dyeing and sewing capacity and began operations in June 2008. Because the Company’s manufacturing process is domestically based and vertically integrated, the Company is able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor quality. The Company’s products are noted for their quality and fit, and together with the Company’s distinctive branding these attributes have differentiated the Company’s products in the marketplace.

The business reporting segments of the Company are U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The U.S. Wholesale segment includes the Company’s wholesale operations and its online consumer operations in the U.S. The U.S. Retail segment includes the Company’s retail operations in the U.S., which were comprised of 155 retail stores operating in the United States as of June 30, 2009. The Canada segment includes retail, wholesale, and online consumer operations in Canada. As of June 30, 2009, the retail operations in the Canada segment were comprised of 38 retail stores. The International segment includes retail, wholesale, and online consumer operations outside of the U.S. and Canada. As of June 30, 2009, the retail operations in the International segment were comprised of 79 retail stores operating outside the U.S. and Canada, in the following 17 countries: the United Kingdom, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.

The results of the respective business segments exclude unallocated corporate expenses, which consist of the shared overhead costs of the Company. These costs are presented separately and generally include, among other things, the following corporate costs: human resources, legal, finance, information technology, accounting, and executive compensation.

For the three months ended June 30, 2009, 24.6% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 33.2% from U.S. Retail operations, 12.3% from Canada operations and 29.9% from International operations. For the three months ended June 30, 2008, 30.8% of American Apparel’s net revenue was generated from U.S. Wholesale operations, 29.4% from U.S. Retail operations, 12.4% from Canada operations and 27.4% from International operations. For the six months ended June 30, 2009, 24.6% of the Company’s net sales were generated from U.S. Wholesale operations, 33.7% from U.S. Retail operations, 11.7% from Canada operations and 30.0% from International operations. For the six months ended June 30, 2008, 32.1% of the Company’s net sales were generated from U.S. Wholesale operations, 29.5% from U.S. Retail operations, 11.7% from Canada operations and 26.7% from International operations.

During the period from April 1, 2008 through June 30, 2009, American Apparel increased its U.S.-based retail stores from 106 to 155, increased its Canadian-based retail stores from 29 to 38 and increased its International-based retail stores from 51 to 79. The following tables detail the growth in retail store count during the three and six months ended June 30, 2009 and 2008.

	United States	Canada	International	Total
Three Months Ended June 30, 2009
Open at April 1, 2009	150	37	77	264
Opened	5	1	2	8
Closed	—	—	—	—

Open at June 30, 2009	155	38	79	272

Three Months Ended June 30, 2008
Open at April 1, 2008	106	29	51	186
Opened	3	1	5	9
Closed	—	—	—	—

Open at June 30, 2008	109	30	56	195

	United States	Canada	International	Total
Six Months Ended June 30, 2009
Open at January 1, 2009	148	37	75	260
Opened	8	2	4	14
Closed	(1)	(1)	—	(2)

Open at June 30, 2009	155	38	79	272

Six Months Ended June 30, 2008
Open at January 1, 2008	105	30	47	182
Opened	4	1	10	15
Closed	—	(1)	(1)	(2)

Open at June 30, 2008	109	30	56	195

Comparable Store Sales

Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the (decrease) increase in comparable store sales of the Company, for the three and six months ended June 30, 2009, compared to the respective periods ended June 30, 2008, including the number of stores included in the comparison at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comparable store sales	(10)%	23%	(9)%	29%
Number of stores in comparison	175	145	175	145

Executive Summary

For the three months ended June 30, 2009, the Company reported net sales of $136.1 million, an increase of $3.1 million, or 2.3%, over the $133.0 million reported for the three months ended June 30, 2008. The increase in net sales was primarily the result of an increase in the number of retail stores in operation at the end of the three months ended June 30, 2009 compared to at the end of the three months ended June 30, 2008. As of June 30, 2009, the Company had an additional 46 retail stores in operation in the U.S. Retail segment, 8 additional stores in the Canada segment, and 23 stores in the International segment, as compared to June 30, 2008. New retail locations contributed $17.7 million in incremental revenue. The increase to revenue from new stores was partially offset by a decline in comparable store sales of $7.2 million, or a decrease of 10% on a constant currency basis, for the three months ended June 30, 2009. Sales in the U.S. Wholesale segment also declined by $7.4 million as a result of a decrease in demand for the Company’s products from the Company’s screenprinter and distributor customers, as well as a reduction in online consumer sales in the U.S. stemming largely from a significant reduction in online advertising beginning in the third and fourth quarters of 2008.

Gross profit increased to 59.0% in the three months ended June 30, 2009 compared to 58.6% for the three months ended June 30, 2008. This increase in gross margin was primarily due to a favorable shift in mix from wholesale to retail sales, as retail sales generate a higher gross margin. The decline in wholesale sales in the second quarter of 2009 reduced its share of total sales to 26.1% as compared to 32.3% in the second quarter of 2008. The increase in gross margin, however, was significantly offset by declines in gross margin at our Canada and International business segments, largely due to unfavorable currency shifts from the appreciation of the U.S. dollar relative to last year’s second quarter. Lower capacity utilization at the Company’s manufacturing facilities, and an increase in the production of more complex retail styles, also offset part of the increase in gross margin.

The Company’s net income for the three months ended June 30, 2009 was $4.5 million compared to net income of $6.8 million for the three months ended June 30, 2008. One major factor in the decline of net income was the decrease in comparable store sales. Cannibalization in the retail business was particularly pronounced in certain metropolitan areas, particularly in the U.S., where the Company had opened 46 net new stores over the preceding twelve month period. Another factor in the decrease in comparable store sales was the weak consumer environment in the U.S. In addition to the declines in comparable store sales and in the U.S. Wholesale segment, unfavorable currency shifts due to the appreciation of the U.S. dollar relative to last year’s second quarter had a significant, negative impact on profitability. Operating expenses increased largely due to the increase in the number of retail stores in operation worldwide, which increased rent and occupancy expenses, payroll, warehouse and distribution costs, and depreciation related to leasehold improvements and other fixed assets. Management expects, based on past experience, that as many of the store locations opened in 2008 and 2009 mature, their sales productivity will improve and these stores will contribute more significantly to operating income. Finally, during the second quarter of 2009, the Company incurred higher interest expenses associated with amortization of debt discount and deferred financing costs and higher borrowing rates.

For the six months ended June 30, 2009, the Company reported net sales of $250.3 million, an increase of $5.7 million, or 2.3%, over the $244.6 million reported for the six months ended June 30, 2008. The increase in net sales was primarily the result of an increase in the number of retail stores in operation during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. New retail locations contributed $33.3 million in incremental retail sales. The increase to revenue from new stores was partially offset by a decline in comparable store sales of $10.8 million, or a decrease of 9% on a constant currency basis, for the six months ended June 30, 2009. Sales in the U.S. Wholesale segment also declined by $16.8 million due to decreased demand for the Company’s products from the Company’s screenprinter and distributor customers, as well as a decrease in online consumer sales in the U.S.

Gross margin increased to 58.2% in the six months ended June 30, 2009 compared to 56.8% for the six months ended June 30, 2008. This increase in gross margin was primarily due to a favorable shift in mix from wholesale to retail sales, as retail sales generate a higher gross margin. The decline in wholesale sales for the six months ended June 30, 2009 reduced its share of total sales to 25.3% as compared to 33.2% for the six months ended June 30, 2008. The increase in gross margin was offset by declines in gross margin at our Canada and International business segments, largely due to unfavorable currency shifts from the appreciation of the U.S. dollar relative in the six months ended June 30, 2009 compared to the same period last year. Lower capacity utilization at the Company’s manufacturing facilities, particularly in the first quarter as the Company was operating under reduced liquidity conditions, as well as an increase in the production of more complex retail styles, also offset part of the increase in gross margin.

The Company’s net loss for the six months ended June 30, 2009 was $6.1 million compared to net income of $7.9 million for the six months ended June 30, 2008. One factor in the decline in net income was the decrease in comparable store sales for the period, particularly the decline in comparable stores sales in the U.S. Retail segment. Coupled with the effects of cannibalization in numerous major U.S. markets, due to the significant increase in retail stores in the U.S. over the preceding twelve months, the weak economic environment and its impact on consumer spending resulted in slower traffic at the Company’s U.S. retail stores. In the U.S. Wholesale segment, the Company experienced a decline in sales due to substantial drop in volumes of its major customers in the screenprinter and distributor categories. In the first quarter of 2009, the Company significantly reduced shipments to its largest distributor which was in the midst of a debt restructuring. Operating expenses increased largely due to the number of retail stores in operation worldwide, which increased rent and occupancy expenses, payroll, warehouse and distribution costs, and depreciation related to leasehold improvements and other fixed assets. Operating expenses included certain non-recurring charges related to tax assessments, legal settlements and professional fees. Finally, the Company also incurred higher interest expenses associated with amortization of debt discount and deferred financing costs and higher borrowing rates.

On March 13, 2009, the Company entered into a private financing agreement with Lion for $80.0 million in secured second lien notes with a maturity of December 31, 2013 and detachable warrants. The financing provides the Company with a long term solution for its capital structure and an enhanced ability to execute its long term plans. The Company used a majority of the proceeds from the financing to retire the Company’s existing second lien credit facility with SOF Investment, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”). The Company used the remaining proceeds to reduce the outstanding balance under the Company’s revolving credit facility, repay a portion of a shareholder note, pay fees and expenses related to the financing, and for working capital purposes.

During April 2009, the Company successfully completed the second phase of the implementation of an Enterprise Resources Planning (“ERP”) system. The second phase of the implementation of the ERP system included the conversion of the Company’s systems for sales and distribution operations and financial accounting and reporting for the U.S. Wholesale segment. During April 2008, the Company successfully completed the first phase of the implementation of the ERP system, which included the conversion of the Company’s systems for manufacturing and warehouse operations, inventory management and control, and wholesale operations. Direct costs incurred in the second phase of the implementation of the ERP system were $2.6 million and were capitalized in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” It is expected that the modules in the second phase of the implementation of the ERP system will enable better supply chain and inventory management.

Management believes that its revenue growth has been enhanced by the addition of new retail stores and by an increased focus on building brand awareness and expanding the Company’s product assortment. To further grow revenue, the Company is looking to open new retail stores in its U.S. Retail, Canada, and International business segments. Since January 1, 2009 and through July 31, 2009, the Company has opened nineteen new retail locations, while closing two existing locations. As of July 31, 2009, the Company had signed leases for an additional three store locations expected to be opened during the remainder of 2009. The Company is currently evaluating and negotiating leases for potential new stores in domestic and international markets.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

The following table sets forth the results of our operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2009		2008
	Amount	%	Amount	%
Net sales	$136,061	100.0%	$132,971	100.0%
Cost of sales	55,847	41.0%	55,015	41.4%

Gross profit	80,214	59.0%	77,956	58.6%
Operating expenses	72,910	53.6%	62,328	46.9%

INCOME FROM OPERATIONS	7,304	5.4%	15,628	11.7%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	4,838	3.5%	3,699	2.8%
Foreign currency transaction (gain) loss	(2,770)	(2.0)%	476	0.4%
Other (income) expense	(431)	(0.3)%	981	0.7%

INCOME BEFORE INCOME TAXES	5,667	4.2%	10,472	7.9%
Income tax provision	1,205	0.9%	3,681	2.8%

NET INCOME	$4,462	3.3%	$6,791	5.1%

NET SALES: The following table sets forth American Apparel’s net sales for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and provides key breakdowns within each segment of significant net sales growth from period to period. Net sales by reportable segment were as follows (dollars in thousands):

	Three months ended June 30,				Change
	2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
U.S. Wholesale	$33,640	24.6%	$41,011	30.8%	$(7,371)	(18.0)%
U.S. Retail	45,109	33.2%	39,039	29.4%	6,070	15.5%
Canada	16,673	12.3%	16,512	12.4%	161	1.0%
International	40,639	29.9%	36,409	27.4%	4,230	11.6%

Total net sales	$136,061	100.0%	$132,971	100.0%	$3,090	2.3%

Net sales increased $3.1 million, or 2.3%, from $133.0 million for the three months ended June 30, 2008 to $136.1 million for the three months ended June 30, 2009.

The increase in net sales was primarily due to an increase in the number of retail stores in operation at the end of the three months ended June 30, 2009 compared to at the end of the three months ended June 30, 2008. As of June 30, 2009, the Company had an additional 46 stores in operation in the U.S. Retail segment, 8 additional stores in the Canada segment, and 23 stores in the International segment, as compared to June 30, 2008. New retail locations contributed $17.7 million in incremental revenue. Net sales growth from the Company’s retail expansion was partially offset by a decline in comparable store sales of $7.2 million, or a decrease of 10% on a constant currency basis, as well as by lower revenues from the U.S. Wholesale segment of $7.4 million.

U.S. Wholesale: Net sales for the U.S. Wholesale segment decreased $7.4 million, or 18.0%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Sales to wholesale customers declined 18.8% to $28.9 million, from $35.6 million in the prior year. The decline in sales to wholesale customers was primarily due to difficult economic conditions for the Company’s wholesale customers, especially for screenprinter and distributor customers, who reduced their order volumes significantly. Online consumer sales decreased by approximately $0.7 million during the three months ended June 30, 2009 to $4.7 million, as compared to $5.4 million for the three months ended June 30, 2008. The decline in online consumer sales was primarily a result of significant reductions in marginally productive online advertising spending beginning in the third and fourth quarters of 2008, as well as due to the cannibalization effect on online sales from having an additional 46 retail stores in operation since July 1, 2008.

U.S. Retail: Net sales for the U.S. Retail segment increased $6.1 million, or 15.5%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to the net increase of 46 retail stores in operation in the U.S. since June 30, 2008. New retail locations contributed $13.8 million in incremental revenue. The increase to revenue from new stores was partially offset by a decrease in comparable stores sales of $7.7 million, or a 22% decrease on a constant currency basis. Comparable store sales were impacted by the weak economic environment in the U.S., as well as by the cannibalization of sales by new locations opened in existing markets. As of June 30, 2009, the number of retail stores in operation in the U.S. was 155, compared to 109 stores as of June 30, 2008.

Canada: Net sales for the Canada segment increased $0.2 million, or 1.0%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to net increase of eight retail stores in operation in Canada since June 30, 2008, from 30 stores to 38 stores as of June 30, 2009. New retail locations contributed $0.5 million in incremental revenue. The increase to revenue from new locations was partially offset by a decrease in comparable store sales of $0.4 million, or 4% on a constant currency basis. Also offsetting the increase in retail sales was a decline in Canada wholesale and online sales of $0.3 million to $3.5 million in the second quarter of 2009, down from $3.8 million in the second quarter of 2008. Net sales were negatively impacted by approximately $2.8 million due to the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar, compared to the same period in the prior year.

International: Net sales for the International segment increased $4.2 million, or 11.6%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to the net increase of 23 retail stores in operation in the International segment, from 56 stores as of June 30, 2008 to 79 stores as of June 30, 2009. New retail locations contributed $3.4 million in incremental revenue. Revenue also increased due to an increase in comparable store sales of $0.9 million, or 4% on a constant currency basis. During the three months ended June 30, 2009, approximately $3.4 million and $3.3 million of the international sales were generated by wholesale and online consumer sales, respectively, compared with $3.9 million and $2.9 million in sales for wholesale and online consumer sales, respectively, for the three months ended June 30, 2008. Net sales were negatively impacted by $6.8 million due to the unfavorable impact of the appreciation of the U.S. dollar against various international currencies, compared to the same period in the prior year.

COST OF SALES: Cost of sales decreased as a percentage of net sales to 41.0% in the three months ended June 30, 2009 from 41.4% in the three months ended June 30, 2008. This decrease was primarily due to a favorable shift in mix from wholesale to retail sales, as retail sales generate a higher gross margin. The decline in wholesale sales in the second quarter of 2009 reduced its share of total sales to 26.1% as compared to 32.3% in the second quarter of 2008. The decrease in cost of sales as a percentage of net sales was significantly offset due to unfavorable currency shifts from the appreciation of the U.S. dollar relative to last year’s second quarter, which decreased net sales in U.S. dollar terms at the Canada and International segments without a corresponding reduction in cost of sales.

GROSS PROFIT: Gross profit increased to 59.0% of net sales for the three months ended June 30, 2009 from 58.6% of net sales for the three months ended June 30, 2008, primarily as a result of the aforementioned shift in mix towards retail sales, offset by unfavorable currency shifts due to the appreciation of the U.S. dollar versus the prior year period, lower capacity utilization of the Company’s manufacturing facilities, and an increase in production of more complex retail styles.

OPERATING EXPENSES: The following table sets forth our operating expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 (dollars in thousands):

	Three months ended June 30,
	2009		2008		Change
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$45,692	62.7%	$39,257	63.0%	$6,435	16.4%
Warehouse and Distribution	4,422	6.0%	4,069	6.5%	353	8.7%
General and Administrative	22,796	31.3%	19,002	30.5%	3,794	20.0%

OPERATING EXPENSES	$72,910	100.0%	$62,328	100.0%	$10,582	17.0%

OPERATING EXPENSES: Operating expenses increased from $62.3 million for the three months ended June 30, 2008 to $72.9 million for the three months ended June 30, 2009, an increase of $10.6 million, or 17.0%. In addition, operating expenses originating from overseas subsidiaries had a favorable impact of $4.4 million from the appreciation of the U.S. dollar when compared to the prior year period. Operating expenses included:

Selling Expenses: Selling expenses, together with corporate selling, advertising and promotion expenses, for the three months ended June 30, 2009 were $45.7 million, which represented 33.6% of net sales, as compared to $39.3 million for the three months ended June 30, 2008, which represented 29.5% of net sales. The increase in selling expenses was primarily due to the increase in the number of retail stores in operation worldwide from 195 as of June 30, 2008 to 272 as of June 30, 2009. The increase in the number of retail stores resulted in an increase in rent and occupancy costs of $6.5 million.

Payroll and benefit costs increased $3.1 million from $17.7 million for the period ended June 30, 2008 to $20.8 million for the period ended June 30, 2009. The increase in payroll costs was a result of higher staffing costs required to support an increased number of stores over the prior year period.

The increases in rent and occupancy costs and payroll and benefit costs were partially offset by decreases in advertising, trade show and catalog expenses. For the three months ended June 30, 2009 advertising, trade show and catalog costs included in selling expenses were $3.0 million, representing 2.2% of net sales, compared with $6.3 million, or 4.7% of net sales for the three months ended June 30, 2008. Advertising, trade show and catalog expenses decreased $3.3 million mainly due to a decrease in discretionary expenses incurred to promote new store openings and to promote the Company’s styles through print ads, magazines, trade shows, catalogs, and online media.

Pre-opening expenses for the U.S. Retail segment totaled $0.2 million for the three months ended June 30, 2009, associated with the opening of five new retail stores, compared to $1.1 million for the three months ended June 30, 2008. There was a total of $0.7 million in pre-opening expenses in the Canadian and International segments for the three months ended June 30, 2009, associated with the opening of six new stores, compared to $1.2 million for the three months ended June 30, 2008. Pre-opening expenses include costs related to opening new stores such as materials, pre-opening labor and training, utilities, travel, and IT labor and costs. The decrease in pre-opening expenses from the prior year is due to the larger number of stores in the process of being opened in the prior year period.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the three months ended June 30, 2009 were $4.4 million as compared to $4.1 million for the three months ended June 30, 2008, an increase of $0.3 million or 8.7%. These expenses represented 3.3% and 3.1%, respectively, of the total net sales for the three months ended June 30, 2009 and June 30, 2008. The increase in warehouse and distribution expense is primarily attributable to an increase of $0.3 million in wage and staffing expenses necessary to support the Company’s increased volume of shipments to retail stores.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2009 were $22.8 million, as compared to $19.0 million for the three months ended June 30, 2008, an increase of $3.8 million, or 20.0%. General and administrative expenses represented 16.8% and 14.3% of total net sales for the three months ended June 30, 2009 and June 30, 2008, respectively. General and administrative expenses increased by approximately $2.6 million due to higher depreciation charges associated with increase in the number of stores in operation during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. An additional $1.0 million of the increase in general and administrative expenses was due to higher professional service charges related to accounting and legal services and an increase in other miscellaneous general and administrative costs of approximately $0.2 million.

INTEREST EXPENSE: The major components of interest expense for the three months ended June 30, 2009 consisted of interest on the BofA Credit Agreement, loans from our CEO and unrelated parties, capital leases, and the Lion Credit Agreement. The Company increased its levels of debt in the first quarter of 2009 primarily to refinance its outstanding term loan and to provide working capital for ongoing operations. Interest rates on debt ranged from 3.25% to 19.3% during the three months ended June 30, 2009 and 3% to 26% during the three months ended June 30, 2008. Interest expense for the three months ended June 30, 2009 was $4.8 million as compared to $3.7 million for the three months ended June 30, 2008. These expenses represented 3.5% and 2.8% of the total net sales for the quarter ended June 30, 2009 and 2008, respectively. The increase in interest expense is primarily attributable to the amortization of debt discount, deferred financing costs and higher borrowings under the Lion credit agreement as compared to the Company’s previous second lien credit facility.

OTHER (INCOME) EXPENSE, NET: Other income for the three months ended June 30, 2009 was $0.4 million as compared to other expense of $1.0 million for the three months ended June 30, 2008. Other (income) expense represented 0.3% of the total net sales for the three months ended June 30, 2009 and 0.7 % of the total net sales for the three months ended June 30, 2008.

INCOME TAXES: Income taxes decreased from a $3.7 million income tax provision in the three months ended June 30, 2008 to a $1.2 million income tax provision in the three months ended June 30, 2009. This decrease was due to the decrease in income before income taxes during the three months ended June 30, 2009. The effective income tax rate for the three months ended June 30, 2009 was 21.7% compared to 35.2% for the three months ended June 30, 2008. Significant items which contributed to the reduction of the effective tax rate from the statutory rate included benefits from the domestic manufacturer deduction, the net impact of empowerment zone credits and the benefit from a lower corporate tax rate in Canada.

NET INCOME: The Company’s net income for the three months ended June 30, 2009 was $4.5 million, or a decrease of approximately $2.3 million from net income of $6.8 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

The following table sets forth the results of our operations from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2009		2008
	Amount	%	Amount	%
Net sales	$250,345	100.0%	$244,605	100.0%
Cost of sales	104,735	41.8%	105,670	43.2%

Gross profit	145,610	58.2%	138,935	56.8%
Operating expenses	142,206	56.8%	118,942	48.6%

INCOME FROM OPERATIONS	3,404	1.4%	19,993	8.2%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	12,475	5.0%	7,037	2.9%
Foreign currency transaction (gain)	(840)	(0.3)%	(2)	0.0%
Other (income) expense	(486)	(0.2)%	769	0.3%

(LOSS) INCOME BEFORE INCOME TAXES	(7,745)	(3.1)%	12,189	5.0%
Income tax (benefit) provision	(1,648)	(0.7)%	4,294	1.8%

NET (LOSS) INCOME	$(6,097)	(2.4)%	$7,895	3.2%

NET SALES: The following table sets forth American Apparel’s net sales for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 and provides key breakdowns within each segment of significant net sales growth from period to period. Net sales by reportable segment were as follows (dollars in thousands):

	Six months ended June 30,				Change
	2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Dollars in Thousands)
U.S. Wholesale	$61,615	24.6%	$78,446	32.1%	$(16,831)	(21.5)%
U.S. Retail	84,355	33.7%	72,163	29.5%	12,192	16.9%
Canada	29,394	11.7%	28,675	11.7%	719	2.5%
International	74,981	30.0%	65,321	26.7%	9,660	14.8%

Total net sales	$250,345	100.0%	$244,605	100.0%	$5,740	2.3%

Net sales increased $5.7 million, or 2.3%, from $244.6 million for the six months ended June 30, 2008 to $250.3 million for the six months ended June 30, 2009.

The increase in net sales was primarily due to an increase in the number of retail stores in operation at the end of the six months ended June 30, 2009 compared to at the end of the six months ended June 30, 2008. As of June 30, 2008, the Company had an additional 46 stores in operation in the U.S. Retail segment, 8 additional stores in the Canada segment, and 23 stores in the International segment, as compared to June 30, 2008. New retail locations contributed approximately $33.3 million to net sales. Net sales growth from the Company’s retail expansion was partially offset by a decline in comparable store sales of $10.8 million, or 8.6% in same store sales, or $10.8 million, as well as by lower revenues from the U.S. Wholesale segment of $16.8 million.

U.S. Wholesale: Net sales for the U.S. Wholesale segment decreased $16.8 million, or 21.5%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, as challenging economic conditions in the United States continued to impact the wholesale apparel industry. Consequently, the Company experienced a significant drop in demand from its screenprinter and distributor customers, with sales to wholesale customers declining 23% from $67.2 million for the six months ended June 30, 2008, to $51.7 million for the six months ended June 30, 2009. In the first quarter of 2009, the Company decided to limit its credit exposure to its largest distributor which was in the midst of a debt restructuring. This decision accounted for approximately 40% of the decrease in wholesale sales in the first quarter. Online consumer sales decreased by approximately $1.4 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of significant reductions in marginally productive online advertising spend, beginning in the third and fourth quarters of 2008, as well as due to the cannibalization effect on online sales from having an additional 46 retail stores in operation since July 1, 2008.

U.S. Retail: Net sales for the U.S. Retail segment increased $12.2 million, or 16.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to the net increase of 46 new retail stores in operation in the U.S. since June 30, 2008. New retail locations contributed $25.6 million in incremental revenue. The increase to revenue from new stores was partially offset by a decrease in comparable store sales of $13.4 million, or a decrease of 20% on a constant currency basis. Comparable store sales were impacted by the weak economic environment in the U.S., as well as by the cannibalization of sales by new locations opened in existing markets. As of June 30, 2009, the number of retail stores in operation in the U.S. was 155, compared to 109 stores as of June 30, 2008.

Canada: Net sales for the Canada segment increased $0.7 million, or 2.5%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to the net increase eight retail stores in operation since June 30, 2008, from 30 stores to 38 stores. New retail locations contributed approximately $1.2 million in incremental revenue, while comparable stores contributed an additional $0.3 million, or a 2% increase on a constant currency basis. Partially offsetting these increases was a decline in Canadian wholesale sales from $6.2 million for the six months ended June 30, 2008 down to $5.4 million for the six month ended June 30, 2009, a decline of $0.8 million or approximately 12%. During the same period, Canadian online sales remained unchanged at $0.7 million. Net sales were negatively impacted by approximately $5.8 million due to the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar, compared to the same period in the prior year.

International: Net sales for the International segment increased $9.7 million, or 14.8%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to the net increase of 23 retail stores in operation in the International segment, from 56 stores as of June 30, 2008 to 79 stores as of June 30, 2009. New retail locations contributed approximately $8.3 million in incremental revenue. Revenue also increased due to an increase in comparable stores sales of $2.2 million, or 5% on a constant currency basis. During the same period, wholesale sales in the international segment declined from $7.8 million down to $6.2 million, a decline of 20.6%, while online consumer sales increased from $5.5 million to $6.2 million, an increase of 12.3%. International sales were also negatively impacted by approximately $13.8 million due to the unfavorable impact of the appreciation of the U.S. dollar against various international currencies, compared to the same period in the prior year.

COST OF SALES: Cost of sales decreased as a percentage of net sales to 41.8% in the six months ended June 30, 2009 from 43.2% in the six months ended June 30, 2008. This decrease was primarily due to a favorable shift in mix from wholesale to retail sales, as retail sales generate a higher gross margin. The decline in wholesale sales for the six months ended June 30, 2009 reduced its share of total sales to 25.3% as compared to 33.2% for the six months ended June 30, 2008. The decrease in cost of sales as a percentage of net sales was significantly offset due to unfavorable currency shifts from the appreciation of the U.S. dollar in the six months ended June 30, 2009 relative to the six months ended June 30, 2008, which decreased net sales in U.S. dollar terms at the Canada and International segments without a corresponding reduction in cost of sales.

GROSS PROFIT: Gross profit increased to 58.2% of net sales for the six months ended June 30, 2009 from 56.8% of net sales for the six months ended June 30, 2008, primarily as a result of the aforementioned shift in mix towards retail sales, offset by unfavorable currency shifts due to the appreciation of the U.S. dollar versus the prior year period, lower capacity utilization of the Company’s manufacturing facilities, and an increase in production of more complex retail styles.

OPERATING EXPENSES: The following table sets forth our operating expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

	Six months ended June 30,
	2009		2008		Change
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$87,135	61.3%	$76,039	63.9%	$11,096	14.6%
Warehouse and Distribution	8,322	5.8%	7,236	6.1%	1,086	15.0%
General and Administrative	46,749	32.9%	35,667	30.0%	11,082	31.1%

OPERATING EXPENSES	$142,206	100.0%	$118,942	100.0%	$23,264	19.6%

Operating Expenses: Operating expenses increased from $118.9 million for the six months ended June 30, 2008 to $142.2 million for the six months ended June 30, 2009, which represents an increase of $23.3 million, or 19.6%. In addition, operating expenses had a favorable impact from foreign exchange rates compared to the prior year of $9.5 million. Operating expenses include:

Selling Expenses: Selling expenses, together with corporate selling, advertising and promotion expenses, for the six months ended June 30, 2009 were $87.1 million, which represented 34.8% of net sales, as compared to $76.0 million for the six months ended June 30, 2008, which represented 31.1% of net sales. The increase in selling expenses was primarily due to the increase in the number of retail stores in operation worldwide from 195 as of June 30, 2008 to 272 as of June 30, 2009. The increase in the number of retail stores resulted in an increase in rent and occupancy costs of $11.4 million.

Payroll and benefit costs increased $6.2 million from $33.2 million for the period ended June 30, 2008 to $39.4 million for the period ended June 30, 2009. The increase in payroll costs was primarily a result of an increase in retail employee headcount required to staff stores opened since June 30, 2008.

The increases in rent and occupancy costs and payroll and benefit costs were offset by decreases in advertising, trade show, catalog and travel expenses. For the six months ended June 30, 2009, advertising, trade show, catalog and travel costs included in selling expenses were $5.9 million, representing 2.4% of net sales, compared with $12.3 million, or 4.9% of net sales for the six months ended June 30, 2008. Advertising, trade show, catalog expenses decreased by $6.4 million mainly due to a concerted effort to curtail discretionary expenses incurred to promote new store openings. The Company also reduced advertising expenses related to print ads, magazines, trade shows, catalogs, and online media for less productive marketing efforts.

Pre-opening expenses for the U.S. Retail segment totaled $0.6 million for the six months ended June 30, 2009, associated with the opening of eleven stores that were in the pre-opening phase during the period. Pre-opening expenses were $1.6 million for the six months ended June 30, 2008. There was a total of $1.1 million in pre-opening expenses in the Canadian and International segments for the six months ended June 30, 2009, associated with thirteen new stores which were in the pre-opening phase during the period, compared with $2.1 million for the six months ended June 30, 2008. The decrease in pre-opening expenses from the prior period is due to the larger number of stores in the process of being opened in the prior year period.

Warehouse and Distribution Expenses: Warehouse and distribution expenses for the six months ended June 30, 2009 were $8.3 million as compared to $7.2 million for the six months ended June 30, 2008, an increase of $1.1 million or 15.0%. These expenses represented 3.3% and 3.0%, respectively, of the total net sales for the six months ended June 30, 2009 and June 30, 2008. The increase in warehouse and distribution expense is primarily attributable to increase of $0.8 million in wage and staffing expenses necessary to support the Company’s increased volume of shipments to retail stores. An additional $0.3 million of the increase is due to an increase in utilities and employee insurance benefit charges.

General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2009 were $46.7 million, as compared to $35.7 million for the six months ended June 30, 2008, an increase of $11.1 million, or 31.1%. General and administrative expenses represented 18.7% and 14.6% of total net sales for the six months ended June 30, 2009 and June 30, 2008, respectively. General and administrative expenses increased by approximately $4.0 million due to higher depreciation, which increased by $3.4 million, and impairment charges of $0.6 million. The increase in depreciation is related to the increase in number of stores in operation during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Approximately $2.8 million of the increase in general and administrative expenses was due to higher professional service charges related to certain non-recurring legal and accounting services as well as $0.5 million of accrued management bonuses. The remaining increase was due to changes in other miscellaneous general and administrative charges.

INTEREST EXPENSE: The major components of interest expense for the six months ended June 30, 2009 consisted of interest on the BofA Credit Agreement, interest on SOF term loan, loans from our CEO and unrelated parties, capital leases, and the Lion Capital Agreement. The Company increased its levels of debt in the first six months of 2009 primarily to refinance its outstanding term loan and to provide working capital for ongoing operations. Interest rates on debt ranged from 3.25% to 19.3% during the six months ended June 30, 2009 and 3% to 26% during the six months ended June 30, 2008. Interest expense for the six months ended June 30, 2009 was $12.5 million as compared to $7.0 million for the six months ended June 30, 2008. These expenses represented 5.0% and 2.9% of the total net sales for the period ended June 30, 2009 and 2008, respectively. The increase in interest expense is partly attributable to the amortization of debt discount and deferred financing costs associated with modifications made to the Company’s credit agreements in December 2008 of $2.3 million and a $1.1 million write-off of the unamortized portion of warrants and deferred financing costs in connection with the early extinguishment of the SOF term loan, which was fully repaid in March 2009. An additional increase in interest expense of $2.1 million was primarily attributable to the amortization of debt discount, deferred financing costs and higher borrowings under the Lion Credit Agreement.

OTHER (INCOME) EXPENSE NET: Other income for the six months ended June 30, 2009 was $0.5 million as compared to other expense of $0.8 million for the six months ended June 30, 2008. Other (income) expense represented less than 0.2% of the total net sales for the six months ended June 30, 2009 and 0.3 % of the total net sales for the six months ended June 30, 2008.

INCOME TAXES: Income taxes decreased from $4.3 million income tax provision in the six months ended June 30, 2008 to a $1.6 million income tax benefit in the six months ended June 30, 2009. This decrease was due to losses incurred from operations and higher interest expense during the six months ended June 30, 2009. The effective income tax rate for the six months ended June 30, 2009 was 21.3% compared to 35.2% for the six months ended June 30, 2008. Significant items which contributed to the reduction of the effective tax rate from the statutory rate included benefits from the domestic manufacturer deduction, the net impact of empowerment zone credits and the benefit from a lower corporate tax rate in Canada.

NET (LOSS) INCOME: The Company’s net loss for the six months ended June 30, 2009 was $6.1 million, or a decrease of approximately $14.0 million from net income of $7.9 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

Over the past several years, the Company’s growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, as well as through the merger with Endeavor Acquisition Corp. and proceeds from the exercise of warrants. The Company’s principal liquidity requirements are for working capital and capital expenditures. The Company funds its liquidity requirements primarily through cash on hand, cash flow from operations, if any, and borrowings from its revolving credit facilities, related party notes payable from our CEO and term loans under the Lion Credit Agreement. The Company believes that its cash on hand, future funds from operations and borrowings from its revolving credit facilities will be sufficient to fund its cash requirements for at least the next twelve months. There is no assurance, however, that the Company will be able to generate sufficient cash flow or that it will be able to maintain its ability to borrow under its revolving credit facility.

As of June 30, 2009, the Company had (i) approximately $8.8 million in cash, (ii) $10.0 million available and $50.7 million outstanding under the BofA Credit Agreement, and (iii) $80.0 million of borrowings outstanding under the Lion Credit Agreement. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement and the Company’s other debt agreements.

On March 13, 2009, American Apparel entered into the Lion Credit Agreement among the Company, in its capacity as borrower, certain subsidiaries of the Company, in their capacity as facility guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion, as initial lender (in such capacity, the “Initial Lender”), and the other lenders from time to time party thereto. Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80 million, of which $5 million constituted a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. A portion of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due and owing of $51.3 million under the SOF Credit Agreement. The remaining proceeds were used to repay $3.25 million of loans owed by the Company to its CEO, pay fees and expenses related to the transaction of $4.5 million and reduce the outstanding revolver balance under the BofA Credit Agreement by $16.0 million. In connection with the loans under the Lion Credit Agreement, the Company issued to Lion a seven-year warrant, which is exercisable at any time during its term, to purchase an aggregate of 16 million shares of the Company’s common stock at an exercise price of $2.00 per share, which is subject to adjustment under certain circumstances. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods.

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

Cash Flow Overview

	Six months ended June 30,
	2009	2008
(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(5,539)	$(8,300)
Investing activities	(13,547)	(35,546)
Financing activities	17,189	48,543
Effect of foreign exchange rate changes on cash	(694)	566

Net (decrease) increase in cash	$(2,591)	$5,263

Six Months Ended June 30, 2009

For the six months ended June 30, 2009, cash used in operations was $5.5 million. This was a result of a net loss of $6.1 million, non-cash expenses of $27.0 million (depreciation, amortization, stock based compensation, impairment charges, accrued interest-in-kind, deferred taxes, deferred rent and foreign exchange transaction gain), offset by a decrease in accounts payable and accrued expenses and other liabilities of $4.1 million, a decrease in income taxes receivable/payable of $10.5 million, increases in inventory of $9.3 million, and increases in prepaid expenses and other assets of $2.5 million. The decrease in income taxes receivable/payable is primarily due to approximately $5.0 million in income tax payments made in Canada and a reflection of reduced consolidated income tax liability due to the consolidate net loss for the six months ended June 30, 2009.

For the six months ended June 30, 2009, American Apparel used $13.5 million of cash in investing activities. This consisted of increased net investment in property and equipment of approximately $3.5 million for the U.S. Wholesale segment, $7.6 million for the U.S. Retail segment, $2.0 million for the International segment and $0.3 million for the Canadian segment. During this period, eight new retail stores were opened in the United States, two new retail stores were opened in Canada, and four new retail stores were opened in the International segment, while the Company also upgraded and remodeled certain existing stores. Investments in the U.S. Wholesale segment consisted mostly of expenditure for the implementations of ERP and financial reporting software as well as upgrades to the Company’s online store and purchases of manufacturing equipment.

For the six months ended June 30, 2009, cash provided by financing activities was $17.2 million. This consisted primarily from the net proceeds of $75 million received from the Lion Credit Agreement, offset by the repayment in full of the SOF Credit Agreement, the reduction of the outstanding revolver balance under the BofA Credit Agreement and partial repayment of related party promissory notes issued to the Company by the CEO.

Six Months Ended June 30, 2008

For the six months ended June 30, 2008, cash used in operations was $8.3 million. This was a result of net income of $7.9 million, an increase in accounts payable and accrued expenses and other liabilities of $2.7 million, a decrease in income taxes receivable/payable of $1.6 million, non-cash expenses of $12.3 million (depreciation, amortization, stock based compensation, deferred taxes and deferred rent), offset by increases in inventory of $20.9 million, prepaid expenses and other assets of $6.7 million, and trade accounts receivable of $2.0 million.

For the six months ended June 30, 2008, American Apparel used $35.5 million of cash in investing activities. This was primarily a result of increased net investment in property and equipment of approximately $9.5 million for the U.S. Wholesale segment, $12.1 million for the U.S. Retail segment, $1.8 million for the Canada segment, and $8.6 million for the International segment. Increase in investment in property and equipment for the retail segment was due to the 6 new retail stores that were opened in the six months ended June 30, 2008. Additionally, the Company used $3.5 million for the acquisition of certain businesses and facilities during the six months ended June 30, 2008.

For the six months ended June 30, 2008, cash from financing activities was $48.5 million. This was primarily the result of proceeds from the exercise of warrants issued in the initial public offering of the Company’s predecessor of $65.6 million, offset by American Apparel’s principal capital requirements to fund working capital needs, fund the opening of new retail stores, fund purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations, $10.0 million in open market share repurchases, and repayments on the Company’s revolving credit facility. Net repayments on the revolving credit facility totaled $6.2 million during the six month period ended June 30, 2008.

Debt Agreements

The following is an overview of American Apparel’s total outstanding debt obligations as of June 30, 2009 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	June 30, 2009	Covenant Violations	Reference
Revolving credit facility	Bank of America, N.A.	4.8%	$50,738	No	a
Revolving credit facility (Canada)	Toronto Dominion Bank	3.25%	—	No	b
Term loan from private investment firm, net of discount, plus accrued interest paid-in-kind interest of $2,992	Lion Capital LLP	15.0%	60,535	No	c
Other			491	—

Total bank debt			111,764
Capital lease obligations	51 individual leases ranging between $1—$1,172	From 5.0% to 19.3%	3,372		d
Subordinated notes payable to related party		6.0%	4,169		e

Total debt			$119,305

(a)

As of June 30, 2009, the Company has a revolving credit facility of $75,000 with BofA (the “BofA Credit Agreement”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the SOF Credit Agreement, as discussed below, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced and replaced with the Lion Credit Agreement. In connection with this refinancing, the BofA Credit Agreement was amended to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of the promissory notes due to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets. Interest under the agreement is at LIBOR (0.3% at June 30, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum) (and was 3.25% at June 30, 2009) plus 2.5%, at the Company’s option. At June 30, 2009, the Company had $9,402 of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at June 30, 2009 was $10,022. Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures to $14,200 in the first six months of 2009 and to approximately $4,633 for the remainder of 2009. The Company was in compliance with all required covenants at June 30, 2009 and December 31, 2008. Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

(b)	As of June 30, 2009, the CI Companies had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand, bearing interest at the bank’s prime rate (2.25% at June 30, 2009) plus 1.00% per annum payable monthly. This line of credit is secured by two C$7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. Available borrowing capacity at June 30, 2009 and December 31, 2008 was $3,460 and $2,863, respectively.

(c)	On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, the Initial Lender made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion Capital LLP in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO, to pay fees and expenses of $4,482 related to the transaction, of which $4,276 was capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant. The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At June 30, 2009, the debt, net of discount and excluding paid in kind interest, totaling approximately $57,543, will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilutions protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

(d)	American Apparel leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

(e)	In 2007, the Company converted $6,000 owed to its CEO into two loans payable, which loans mature in December 2012 and bear interest at 6% from December 12, 2007. During the first quarter of 2008, our CEO subordinated the loans to Toronto Dominion Bank in connection with the Company’s Canadian-dollar denominated line of credit. As of June 30, 2009, the outstanding loan balance was approximately $837. For the six months ended June 30, 2009, interest expense was $136. For the six months ended June 30, 2008, interest expense was $181.

On December 19, 2008, the Company’s CEO loaned the Company $2,500 in exchange for a promissory note. On February 10, 2009, the Company’s CEO loaned the Company an additional $4,000 in exchange for a promissory note. Both promissory notes mature in January 2013 and provide for interest at an annual rate of 6%, payable in kind. Both promissory notes were repaid in part in an aggregate amount equal to $3,250 with a portion of the proceeds of the loans under the Lion Credit Agreement on March 13, 2009. As of June 30, 2009, the principal balance of both promissory notes was $3,332. For the six months ended June 30, 2009, interest expense for both promissory notes was $136.

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

The Company anticipates that based on its current operating plan for the second half of 2009, during or subsequent to the third quarter of 2009, the Company may not maintain compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit agreement. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants.

Future Capital Requirements

The Company had cash on hand of $8.8 million at June 30, 2009. The Company is limited to $5.3 million in capital expenditures, excluding non-cash property and equipment acquisitions, for the last two quarters of fiscal 2009 for the Company’s U.S. and overseas subsidiaries, as set by restrictions in the BofA Credit Agreement. Capital expenditures are primarily required to fund the opening of new stores, store-related remodeling, manufacturing equipment, distribution center equipment and computer hardware and software purchases. The Company anticipates that based on its current operating plan for the second half of 2009, during or subsequent to the third quarter of 2009, the Company may not maintain compliance with certain covenants under its revolving credit facility under the BofA Credit Agreement and term loans under the Lion Credit agreement. Based on the planned capital expenditures for the remainder of 2009, the Company believes that it will exceed the capital expenditure covenant limitation of $5.3 million. The Company has been working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants. Additionally, if the Company is not able to obtain such amendments, the planned capital expenditures for the remainder of 2009 may be reduced significantly.

Off-Balance Sheet Arrangements and Contractual Obligations

American Apparel’s material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit the Company to extend the terms beyond the initial fixed lease term. With respect to most of those leases, American Apparel intends to renegotiate those leases as they expire. Issued and outstanding letters of credit were $9.4 million at June 30, 2009, and were related primarily to workers’ compensation insurance and rent deposits. The Company also has capital lease obligations which consist principally of leases for our manufacturing equipment.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 is a discussion of the Company’s future obligations and commitments as of December 31, 2008. During the six months ended June 30, 2009, American Apparel’s total outstanding borrowing under cash overdraft, capital lease and debt agreements increased by $7.6 million from December 31, 2008. American Apparel entered into new operating lease agreements in relation to the Company’s business operations, but does not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2008 in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008. See Notes 6 and 7 to the condensed consolidated financial statements for changes to our financing arrangements that occurred during the six months ended June 30, 2009.

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

Critical Accounting Estimates and Policies

As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and allowances ;

•	inventory valuation and obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes and recoverability of deferred income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation; and

•	share-based compensation.

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

Accounting Pronouncements-Newly Issued

See Note 3 to unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2009, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $42 per month. The Company determined these amounts based on approximately $50,738 of variable rate borrowings at June 30, 2009. The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of American Apparel’s operating activities are conducted in U.S. dollars. Approximately 41.7% of American Apparel’s sales for the six months ended June 30, 2009 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of American Apparel’s production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on American Apparel’s earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, the Company would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of American Apparel’s foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2009 and December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of $600 and $1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At June 30, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates, was ($35) and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the condensed consolidated balance sheets. During the six months ended June 30, 2009 and 2008, losses of $35 and $73, respectively, were charged to earnings in the condensed consolidated statements of operations.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2008 (described below), which have not been fully remediated as of June 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of June 30, 2009, the following material weaknesses existed:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: At its foreign offices, the Company did not have a sufficient number of adequately trained accounting personnel with appropriate expertise in GAAP. Also the Company lacked sufficient GAAP expertise to ensure that certain complex material and non-routine transactions are properly reflected in its consolidated financial statements. Consequently, the Company may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

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

(b) Remediation Activities

During the six months ended June 30, 2009, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

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

Inadequate Reviews: The Company instituted and formalized multiple levels of review at its foreign and U.S. Operations for reconciliations and other processes which are deemed key to the financial statements. The Company’s review processes have been implemented and the Company has made substantial progress and is continuing its efforts toward remediation of this material weakness.

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

(c) Changes in ICFR

During the second quarter of 2009, the Company’s management has continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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

Other than as stated above, during the six months ended June 30, 2009, there have been no material changes in the Company’s legal proceedings previously disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2009 and the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 and Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on August 13, 2009 for information regarding current legal proceedings.

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

During the six months ended June 30, 2009, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 except for revising the risk factor described below. Please refer to the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 (filed with the SEC on March 16, 2009 and August 13, 2009) for a list of the Company’s risk factors.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

4.1	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.2	Warrant to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.3	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.4	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1	Amendment and Agreement, dated as of April 10, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.2	Agreement to Terminate Voting Agreement, entered into as of April 14, 2009, by and among the Registrant, Jonathan J. Ledecky, Cullen Equities UK Limited, Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias, Richard Y. Roberts and Dov Charney (included as Exhibit 10.2 of Current Report on Form 8-K (File No. 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.3	Second Amendment and Agreement, dated as of June 17, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 19, 2009 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2009

AMERICAN APPAREL, INC.

Signature	Title	Date

/s/ DOV CHARNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2009
Dov Charney

/s/ ADRIAN KOWALEWSKI	Chief Financial Officer and Director (Principal Financial Officer)	August 17, 2009
Adrian Kowalewski