Form 10-Q
period 2009-09-30
AMERICAN APPAREL, INC
filed 2009-11-10
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock, $0.0001 par value 71,033,757 shares outstanding on November 9, 2009.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2009) and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (filed with the SEC on August 13, 2009) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement its strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

•

risks associated with our foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•

continued compliance with U.S. and foreign government regulations, legislation and regulatory environments, including environmental, immigration, labor and occupational health and safety laws and regulations;

•	the risk that information technology systems changes may disrupt our supply chain or operations;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•	litigation and other inquiries and investigations, including the risk that we or our officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits;

•	ability to effectively manage inventory and inventory reserves;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company; and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$6,100	$11,368
Trade accounts receivable, net of allowances of $1,678 and $1,441 at September 30, 2009 and December 31, 2008, respectively	18,685	16,439
Prepaid expenses and other current assets	6,637	5,369
Inventories	152,639	148,154
Income taxes receivable	4,436	604
Deferred income taxes	2,891	3,935

Total current assets	191,388	185,869
PROPERTY AND EQUIPMENT, net	106,514	112,408
DEFERRED INCOME TAXES	9,824	10,137
OTHER ASSETS, net	27,006	25,195

TOTAL ASSETS	$334,732	$333,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$2,413
Revolving credit facilities and current portion of long-term debt	32,735	34,318
Accounts payable	15,302	32,731
Accrued expenses	29,306	22,140
Income taxes payable	1,522	8,582
Current portion of capital lease obligations	2,047	2,616

Total current liabilities	80,912	102,800

LONG-TERM DEBT, net of unamortized discount of $21,387 at September 30, 2009 and none at December 31, 2008	64,750	67,050
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,273	3,292
CAPITAL LEASE OBLIGATIONS, net of current portion	829	1,986
DEFERRED RENT	21,184	16,011
OTHER LONG-TERM LIABILITIES	7,364	6,058

TOTAL LIABILITIES	179,312	197,197

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000 shares; none issued	—	—

Common stock, $0.0001 par value, authorized 120,000 shares; 72,467 shares issued and 71,034 shares outstanding at September 30, 2009 and 72,221 shares issued and 70,787 shares outstanding at December 31, 2008	7	7
Additional paid-in capital	150,449	131,252
Accumulated other comprehensive loss	(955)	(2,703)
Retained earnings	15,963	17,900
Treasury stock, 1,434 shares at cost	(10,044)	(10,044)

TOTAL STOCKHOLDERS’ EQUITY	155,420	136,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,732	$333,609

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$150,318	$154,801	$400,663	$399,406
COST OF SALES	63,033	78,725	167,768	184,395

GROSS PROFIT	87,285	76,076	232,895	215,011
OPERATING EXPENSES	76,071	69,234	218,277	188,176

INCOME FROM OPERATIONS	11,214	6,842	14,618	26,835

INTEREST AND OTHER EXPENSE (INCOME)
Interest expense, net	5,371	3,237	17,846	10,274
Foreign currency transaction (gain) loss	(1,844)	1,049	(2,684)	1,047
Other expense (income)	195	(636)	(291)	133

TOTAL INTEREST AND OTHER EXPENSE (INCOME)	3,722	3,650	14,871	11,454

INCOME (LOSS) BEFORE INCOME TAXES	7,492	3,192	(253)	15,381
INCOME TAX PROVISION	3,332	859	1,684	5,153

NET INCOME (LOSS)	$4,160	$2,333	$(1,937)	$10,228

Basic earnings (loss) per Common share	$0.06	$0.03	$(0.03)	$0.15
Diluted earnings (loss) per Common share	$0.05	$0.03	$(0.03)	$0.15
Weighted average basic Common shares outstanding	71,034	70,257	71,024	69,055
Weighted average diluted Common shares outstanding	78,465	70,257	71,024	70,157

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Cash received from customers	$399,182	$394,833
Cash paid to suppliers, employees and others	(367,609)	(378,228)
Income taxes paid	(12,283)	(8,787)
Interest paid, net of capitalized interest	(5,091)	(9,813)
Other	476	7

Net cash provided by (used in) operating activities	14,675	(1,988)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(17,104)	(49,226)
Purchase of net assets under business acquisition	—	(3,500)

Net cash used in investing activities	(17,104)	(52,726)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(2,424)	1,429

(Repayments) borrowings under revolving credit facilities, net	(17,707)	1,788
Deferred financing costs	(4,573)	—

Share repurchases	—	(10,044)
Proceeds from exercise of warrants issued in the initial public offering of the Company’s predecessor	—	65,619
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation		(5,174)
Borrowings under notes payable to related party	4,000	—
Repayment of notes payable to related party	(3,250)	—
Borrowings under term loans and notes payable, net of $5,000 discount for the nine months ended September 30, 2009	75,000	944
Repayment of term loans and notes payable	(51,129)	(1,224)
Repayment of capital lease obligations	(2,072)	(3,102)

Net cash (used in) provided by financing activities	(2,155)	50,236

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(684)	(925)

NET DECREASE IN CASH	(5,268)	(5,403)
CASH, beginning of period	11,368	19,292

CASH, end of period	$6,100	$13,889

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net (loss) income	$(1,937)	$10,228
Depreciation and amortization of property and equipment and other assets	21,008	14,314
Amortization of debt discount and deferred financing costs	6,494	450
Foreign exchange transaction (gain) loss	(2,684)	1,047

Stock based compensation expense	525	12,625
Accrued interest paid-in-kind	6,261	—
Impairment charge	1,845	—
Deferred income taxes	1,444	(3,132)
Loss on disposal of property and equipment	185	219
Bad debt expense	299	201
Deferred rent	4,876	5,585
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(1,691)	(4,182)
Inventories	(966)	(48,367)
Prepaid expenses and other current assets	(2,041)	(2,646)
Other assets	(1,831)	(5,909)
Accounts payable	(14,076)	16,999
Accrued expenses and other liabilities	7,563	1,081
Income taxes receivable/payable	(10,599)	(501)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$14,675	$(1,988)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$333	$419
Property and equipment acquired and included in accounts payable	$374	$2,848
Issuance of common stock to employees and consultants	$—	$7,020
Reclassification of accrued Directors’ compensation to equity	$—	$432
Issuance of warrants in connection with debt financing at relative fair value	$18,672	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively, “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2009, the Company operated a total of 276 retail stores in the United States, Canada and 18 other countries.

As of September 30, 2009, the Company had approximately $6,100 in cash, $22,956 of availability for additional borrowings and $30,156 outstanding on a $75,000 revolving credit facility under the Bank of America Credit Agreement (“BofA Credit Agreement”), and $64,743 of term loans, including accrued interest paid-in-kind of $6,130 and net of unamortized discount of $21,387, outstanding under the Lion Credit Agreement (see Notes 7 and 8). As of September 30, 2009, the Company was in compliance with all required covenants of the BofA Credit Agreement and Lion Credit Agreement.

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X and include certain presentation changes made to condense certain December 31, 2008 consolidated balance sheet captions. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The Company’s management has evaluated subsequent events after September 30, 2009 through November 10, 2009, which is the date the Company’s financial statements were issued.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances, allowance for doubtful accounts, inventory valuation and obsolescence, valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, property and equipment, income taxes including uncertain tax positions and recoverability of deferred income taxes, valuation of debt and warrants, reserves for self-insured workers’ compensation and medical benefit plan liabilities and accruals for the outcome of current litigation.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Classification and Adjustments

During the first quarter of 2009, the Company corrected the presentation of its workers’ compensation reserves. Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-term nature of workers’ compensation claims, which can extend over a period of years, the Company believes that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or 12 months after the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, the Company reclassified $5,181 of workers’ compensation reserves from accrued expenses, as previously reported, to other long-term liabilities on the condensed consolidated balance sheet as of December 31, 2008. The Company also reclassified the $2,078 of deferred income tax asset balances related to the accrued workers’ compensation reserves from current deferred income tax assets to long-term deferred income tax assets on the condensed consolidated balance sheet as of December 31, 2008. These reclassifications had no effect on the Company’s previously reported operating or net income or cash flows, and is not considered material to any previously reported consolidated financial statements.

During the first quarter of 2009, the Company also corrected the presentation of deferred rent liability related to the portion of deferred rent which is due within the 12 months from the date of the consolidated financial statements. Prior to the change, the Company’s entire deferred rent liability was classified as a long-term liability. As a result, $1,032 of deferred rent liability was reclassified from deferred rent in non-current liabilities, as previously reported, to accrued expenses on the condensed consolidated balance sheet as of December 31, 2008. This correction also resulted in a reclassification of $385 from a noncurrent deferred income tax asset to a current deferred income tax asset. These reclassifications had no effect on the Company’s previously reported operating or net income or cash flows, and is not considered material to any previously reported consolidated financial statements.

During the first quarter of 2009, the Company reclassified income tax payments expected to be received by certain international subsidiaries from the respective countries’ taxing authority. These amounts had previously been netted against income taxes payable related to other federal, state, and international taxes as of December 31, 2008. As a result, $604 of income taxes receivables have been reclassified from income taxes payable to income taxes receivable on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income or cash flows, and it is not considered material to any previously reported consolidated financial statements.

During the third quarter of 2009, the Company corrected the presentation of the unrecognized tax benefit. As a result, $877 was reclassified from current income taxes payable, as previously reported, to other long-term liabilities on the condensed consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating or net income or cash flows, and is not considered material to any previously reported consolidated financial statements.

During the third quarter of 2009, the Company corrected its previously reported unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to reflect an increase of $2,848 in cash used in operating activities and cash used in investing activities. The correction relates to an error in classification made in presenting the cash flow statement impact of accounts payable related to purchases of property and equipment. This reclassification had no effect on the Company’s previously reported operating or net income and unaudited condensed consolidated balance sheet and is not considered material to any previously reported consolidated financial statements.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

During 2009, the Company corrected its previously reported unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 to reflect a reclassification of $1,546 and $3,430, respectively, of operating expenses to cost of sales. This correction reclassified certain costs charged to general and administrative accounts which consisted of activities to support the manufacturing operations of the Company. This reclassification had no effect on the Company’s previously reported operating or net income and condensed consolidated balance sheets and is not considered material to any previously reported consolidated financial statements.

Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

The following table presents the effects of these reclassifications on the Company’s previously reported condensed consolidated balance sheet, statement of operations and statement of cash flows as of December 31, 2008 and for the three and nine months ended September 30, 2008:

	As of December 31, 2008
	As Reported	Adjustments	As Corrected
Assets
Income taxes receivable	$—	$604	$604
Deferred income taxes—current	$5,628	$(1,693)	$3,935
Total current assets	$186,958	$(1,089)	$185,869
Deferred income taxes—noncurrent	$8,444	$1,693	$10,137
Total Assets	$333,005	$604	$333,609

Liabilities and Stockholders’ Equity
Accrued expenses	$26,289	$(4,149)	$22,140
Income taxes payable	$8,855	$(273)	$8,582
Total current liabilities	$107,222	$(4,422)	$102,800
Deferred rent—long-term	$17,043	$(1,032)	$16,011
Other long-term liabilities	$—	$6,058	$6,058
Total Liabilities	$196,593	$604	$197,197
Total Liabilities and Stockholders’ Equity	$333,005	$604	$333,609

	Three months ended September 30, 2008
	As Reported	Adjustments	As Corrected
Statement of Operations
Cost of sales	$77,179	$1,546	$78,725
Gross profit	$77,622	$(1,546)	$76,076
Operating expenses	$70,780	$(1,546)	$69,234

	Nine months ended September 30, 2008
	As Reported	Adjustments	As Corrected
Statement of Operations
Cost of sales	$180,965	$3,430	$184,395
Gross profit	$218,441	$(3,430)	$215,011
Operating expenses	$191,606	$(3,430)	$188,176

Statement of Cash Flows
Cash provided by (used in) operating activities:
Cash paid to suppliers, employees and others	$(375,380)	$(2,848)	$(378,228)
Amortization of debt discount and deferred financing costs	$—	$450	$450
Other assets	$(5,459)	$(450)	$(5,909)
Net cash provided by (used in) operating activities	$860	$(2,848)	$(1,988)
Cash used in investing activities:
Capital expenditures	$(52,074)	$2,848	$(49,226)
Net cash used in investing activities	$(55,574)	$2,848	$(52,726)

Earnings Per Share

The Company presents earnings per share (“EPS”) in accordance with ASC 260 – “Earnings Per Share” (formerly, Statement of Financial Accounting Standards (“SFAS”) No.128). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s net income (loss) for the periods presented in the accompanying condensed consolidated statement of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding used in basic EPS	71,034	70,257	71,024	69,055
Dilutive effect of Warrants	7,431	—	—	1,102

Weighted average shares outstanding for diluted EPS	78,465	70,257	71,024	70,157

For the three and nine months ended September 30, 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 13) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 13). Weighted average effects of these were excluded from the calculations of net loss per share for the nine months ended September 30, 2009 because their impact would have been anti-dilutive due to the Company’s net loss.

Comprehensive Income (Loss)

In accordance with ASC 220 – “Comprehensive Income” (formerly, SFAS No. 130, “Reporting Comprehensive Income”), the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income (loss) are changes in equity that are excluded from the Company’s net income, specifically, unrealized gains and losses on foreign currency translation adjustments.

A reconciliation of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$4,160	$2,333	$(1,937)	$10,228
Foreign currency translation adjustments	882	(2,927)	1,749	(2,377)

Comprehensive income (loss)	$5,042	$(594)	$(188)	$7,851

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718 – “Compensation – Stock Compensation” (formerly, SFAS No. 123R, “Share-Based Payment”). Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

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

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and there is limited historical breakage information. The unearned revenue for gift cards, gift certificates and store credits are recorded as accrued expenses in the accompanying condensed consolidated balance sheets in the amount of $3,028 and $2,672 at September 30, 2009 and December 31, 2008, respectively.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Sales Returns and Allowances

The Company analyzes sales returns in accordance with ASC 605 – “Revenue Recognition” (formerly, SFAS No. 48 “Revenue Recognition When Right of Return Exists”). The Company is able to make reasonable and reliable estimates of product returns for its wholesale, online product and retail store sales based on the Company’s past history. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $4,984 and $7,675 held in foreign banks at September 30, 2009, and December 31, 2008, respectively.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of September 30, 2009, two customers accounted for 29% (18% and 11%) of the Company’s total accounts receivables and 34% (21% and 14%) of the Company’s U.S. Wholesale accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Foreign Currency Forward Exchange Contracts

The Company follows the provisions of ASC 820 – “Fair Value Measurements and Disclosures” (formerly, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended, which require the recognition of derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company’s foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transaction (gain) loss in the condensed consolidated statements of operations.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2009 and December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of U.S.$300 and U.S.$1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At September 30, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates (level 1 in the fair value hierarchy), was $(42) and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2009, losses of $42 and gains of $26, respectively, and for the three and nine months ended September 30, 2008, gains of $326 and $202, respectively, were charged to earnings in the condensed consolidated statements of operations.

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

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The Company accounts for uncertain tax positions according to ASC – 740 – “Income Taxes” (formerly, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” (“FIN No. 48”). Gross unrecognized tax benefits at September 30, 2009 and December 31, 2008 are included in income taxes payable in the accompanying condensed consolidated balance sheets. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Shipping and Handling Costs

The Company incurs shipping and handling costs in its operations and accounts for such costs in accordance with ASC 605 – “Revenue Recognition” (formerly, Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs).” These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales in the accompanying condensed consolidated statements of operations.

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

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning in the third quarter 2009. Following SFAS No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

Note 4. Inventories

The components of inventories are as follows:

	September 30, 2009	December 31, 2008
Raw materials	$22,131	$41,648
Work in process	1,726	1,450
Finished goods	128,782	105,056

Total	$152,639	$148,154

Note 5. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2009	December 31, 2008
Machinery and equipment	$39,652	$38,556
Furniture and fixtures	33,301	28,408
Computers and software	24,094	19,520
Automobiles and light trucks	1,222	1,176
Leasehold improvements	81,923	72,840
Buildings	539	2,550
Construction in progress	1,438	3,861

	182,169	166,911
Less accumulated depreciation and amortization	75,655	54,503

Total	$106,514	$112,408

Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses, and was $7,541 and $20,588, respectively, for the three and nine months ended September 30, 2009 and $5,277 and $13,950, respectively, for the three and nine months ended September 30, 2008.

The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed an impairment test on these stores and determined, using discounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the assets at ten stores were $540, which was less than the carrying value of $1,709 at September 30, 2009, and resulted in an impairment charge of $1,169. The Company recorded an impairment charge relating to the U.S. Retail and International segments of $1,169 and $1,845, for the three and nine months ended September 30, 2009, respectively, as a component of operating expenses in the condensed consolidated statements of operations to reduce the assets carrying value to their fair value. No impairment charges were recorded during the three and nine months ended September 30, 2008.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	September 30, 2009	December 31, 2008
Accrued compensation and related taxes	$8,194	$5,571
Worker’s Compensation self-insurance reserves—current portion	2,893	2,252
Employee medical self-insurance reserves	1,517	—
Accrued import duties	2,605	—
Deferred rent—current portion	1,315	1,032
Sales tax, value added tax, property taxes	3,131	2,494
Gift cards / store credits	3,028	2,672
Other	6,623	8,119

	$29,306	$22,140

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt

Revolving credit facilities and current portion of long-term debt consists of the following:

	September 30, 2009	December 31, 2008
Revolving Credit Facility, maturing July 2012 (a)	$30,156	$49,401
Revolving Credit Facility, due on demand (b)	2,118	409
Current portion of long-term debt (see Note 8)	461	482
Amounts refinanced on long-term basis (a)	—	(15,974)

Total Revolving Credit Facilities and Current Portion of Long-Term Debt	$32,735	$34,318

(a)	The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”). The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”), as discussed in Note 8, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced with Lion Capital (Guernsey) II Limited (“Lion”). In connection with this refinancing, the BofA Credit Agreement was amended (the “Ninth Amendment”) to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of promissory notes to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of the Company’s assets.

Interest under the agreement is at the London Interbank Offered Rate (“LIBOR”) (0.25% at September 30, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum and was 3.25% at September 30, 2009) plus 2.5%, at the Company’s option. At September 30, 2009 and December 31, 2008, the Company had $9,360 and $9,363, respectively of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at September 30, 2009 and December 31, 2008 was $22,956 and $12,142, respectively.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $16,811 for the first nine months of fiscal 2009 and $2,023 for the remainder of fiscal 2009 or a maximum capital expenditure limit for the combined U.S. Wholesale and U.S. Retail segments of $18,834 for fiscal 2009. The Company was in compliance with all required covenants at September 30, 2009 and December 31, 2008.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in accordance with ASC 825 – “Financial Instruments” (formerly, EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.)” On March 13, 2009, the Company entered into the Lion Credit Agreement (see Note 8). Approximately $15,974 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to reduce the outstanding revolver balance under the BofA Credit Agreement. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding as of December 31, 2008 has been reclassified to long term debt.

(b)	As of September 30, 2009, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively the “CI Companies”), wholly owned subsidiaries of the Company, had a line of credit with a bank that provided for borrowings up to C$4,000 due on demand with no fixed maturity date, bearing interest at the bank’s prime rate (2.25% at September 30, 2009) plus 1.00% per annum payable monthly. This line of credit is secured by two C$7,500 moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by Section 427 Security under the Bank Act of Canada on inventory. Available borrowing capacity at September 30, 2009 and December 31, 2008 was C$1,700 and C$3,500, respectively.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. The Company was in compliance with all required covenants at September 30, 2009 and December 31, 2008.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
Long-term debt with Lion including accrued interest paid-in-kind of $6,130 and net of unamortized discount of $21,387 (a)(b)(c)	$64,743	$—
Long-term debt with SOF, retired March 2009 (a)	—	51,000
Revolving credit facility portion refinanced on a long-term basis (b)	—	15,974
Other	468	558

Total long-term debt	65,211	67,532
Less current portion of debt	461	482

Long-term debt, net of current portion	$64,750	$67,050

(a)	As of December 31, 2008, the Company had a term loan agreement with SOF in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the condensed consolidated statement of operations. In accordance with ASC 470 – “Debt” (formerly, SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”), the outstanding term loan balance of $51,000 at December 31, 2008 is reflected as a long-term liability in the accompanying condensed consolidated balance sheet.

The covenants included in the SOF Credit Agreement were substantially similar to the covenants included in the BofA Credit Agreement (see footnote (a) in Note 7). The Company amended the SOF Credit Agreement nine times, most recently on December 19, 2008 to extend the maturity date of the loan. In connection with the Ninth Amendment, the Company paid SOF a fee of $2,550, which was capitalized as a deferred financing cost and fully amortized during the first quarter of 2009, and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an initial exercise price of $3.00 per share, subject to adjustments in certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share (see Note 13).

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

(b)	On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty. At March 31, 2009, the Company paid all accrued interest on this loan in cash while on June 30, 2009 and September 30, 2009, the Company paid all accrued interest in kind on this loan in the amount of $2,992 and $3,138, respectively, and was in compliance with all required covenants.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO (see Note 10), to pay fees and expenses of $4,276 that were capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet as of September 30, 2009, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding has been refinanced on a long-term basis and as of December 31, 2008 has been reclassified to long-term debt.

In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (see Note 13). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At September 30, 2009, the debt, net of unamortized discount and excluding interest paid-in-kind of $6,130, totaled approximately $58,613, and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

(c)	During the nine months ended September 30, 2009, the Company incurred interest charges of $18,485 and $639 was capitalized to leasehold improvements under construction at the Company’s retail stores. No interest charges were capitalized during the three months ended September 30, 2009 and the three and nine months ended September 30, 2008, as the amounts were not significant.

Note 9. Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with BofA approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. It was not practicable to estimate the fair value of notes payable to related parties.

The carrying amounts and fair values of the Company’s financial instruments are presented below as of September 30, 2009:

	Carrying Amount	Fair Value
Long-term debt, net of discount of $21,387 and including interest paid-in-kind of $6,130 (level 3)	$64,743	$77,176

Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Note 5.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 10. Subordinated Notes Payable to Related Party

At September 30, 2009 and December 31, 2008, the Company had outstanding loans payable to its CEO of $4,273 and $3,292, respectively, of which $892 and $792, respectively, was subordinated to the Company’s line of credit with Toronto Dominion Bank. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, the Company’s CEO loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the three and nine months ended September 30, 2009, interest expense related to these loans was $70 and $206, respectively, and $90 and $271 for the three and nine months ended September 30, 2008, respectively.

Note 11. Income Taxes

Income taxes for the three and nine months ended September 30, 2009 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through 2008. The Company’s state and foreign tax returns are also open to audit under similar statutes for the years ended December 31, 2004 through 2008, depending on the particular jurisdiction.

The Company’s Canadian operations are currently undergoing an income tax audit by the Canada Revenue Agency for the period of January 1, 2005 through December 31, 2007. At this time there is no indication as to the outcome of the audit and therefore no provision has been made for a future assessment, if any, which might be determined by the Canada Revenue Agency at the conclusion of the audit and which could be material to the Company’s results of operations, financial position, and cash flows.

The Company’s continental European operations, headquartered in Düsseldorf, underwent an income tax audit by a local German tax office for the period of January 1, 2004 through December 31, 2007. At this time, the Company estimates that the audit will be settled for an immaterial assessment of additional income tax for the period that was audited. The Company accrued for this settlement as of September 30, 2009 in the accompanying condensed consolidated balance sheet.

Note 12. Related Party Transactions

See “Note 10 – Subordinated Notes Payable to Related Party” for a description of the loans made by the Chief Executive Officer to the Company.

Agreements Between our CEO and Lion

In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (as amended, the “Investment Agreement”), our CEO and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, our CEO has agreed to vote his shares of common stock in favor of Lion’s designees, provided that our CEO’s obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of our CEO, provided that Lion’s obligation to so vote terminates if either (i) our CEO beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) our CEO is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) our CEO is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between our CEO and Lion.

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

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

On October 28, 2009, the Company entered into a letter agreement, dated as of October 28, 2009, among the Company, our CEO, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on our CEO’s ability to transfer shares of the Company’s common stock that are subject to the lock-up agreement, dated December 12, 2007, our CEO has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.

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

Our CEO has also provided two unlimited personal guarantees (on behalf of each of the CI Companies) in favor of Toronto Dominion Bank, in connection with the Company’s Canadian dollar denominated line of credit (see Note 7).

Lease Agreement Between the Company and an Affiliate of our CEO and our Chief Manufacturing Officer

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer of the Company. Our CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while our Chief Manufacturing Officer holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The monthly lease payments were $48 through February 2008, and increased to $52 as of March 2008. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $466 for the three and nine months ended September 30, 2009, respectively, and $155 and $464 for the three and nine months ended September 30, 2008, respectively.

Payments to Morris Charney

Morris Charney, our CEO’s father (“Mr. M. Charney”), serves as Sole Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Sole Director, President and Secretary of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of American Apparel, Inc., a California corporation (“Old American Apparel”), in 1998, as well as subsequent additional financing. Such amounts were repaid by the Company during 2007. In February 2008, Mr. M. Charney was paid a one time discretionary bonus of C$1.0 million out of the bonus pool that had been set up under the Acquisition Agreement in recognition of Mr. M. Charney providing of initial funding for the founding of Old American Apparel. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

limited cases, in the U.S. Mr. M. Charney was paid architectural consulting fees amounting to C$47 and C$146 for the three and nine months ended September 30, 2009 and C$41 and C$142 for the three and nine months ended September 30, 2008, respectively.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Bonus Payment to CEO

The Company’s employment agreement with our CEO provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which is equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company’s stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009 the Company expensed $427 and $927, respectively, as a minimum estimate of the bonus that the CEO has earned for his services provided during the nine months ended September 30, 2009.

Note 13. Share-Based Compensation and Warrants

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company’s common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

Director Grants

Each of our non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.

The first annual stock grant was approved by the Board of Directors on February 6, 2008, subject to the filing of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the first annual stock grant; however, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, the Company granted to each non-employee director approximately five shares of common stock, based upon the highest stock price being $15.60 on December 12, 2007. The compensation expense associated with the share awards of approximately $432 representing the grant date fair value on February 6, 2008 is reflected in operating expenses for the nine months ended September 30, 2008 in the condensed consolidated statement of operations. Such shares were issued upon filing of the registration statement on April 17, 2008.

On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the nine months ended September 30, 2009 in the condensed consolidated statement of operations.

Stock Awards to Employees

On August 14, 2008, 1,851 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $12,102 were awarded to eligible manufacturing employees and included in cost of sales for the three and nine months ended September 30, 2008. Of the $12,102, approximately $5,174 was withheld for the payment of employment and withholding taxes and 1,058 shares with an aggregate value of $6,922 were issued to employees and cash in the amount of $6 was paid to employees in lieu of the issuance of fractional shares. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the August 14, 2008 closing price per share of $6.54. As of September 30, 2009, the Company has not granted any stock awards under the 2007 Plan, other than to manufacturing employees and non-employee directors. As of September 30, 2009, 9,076 shares of the Company’s common stock are available for future grants under the 2007 Plan.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Notes 7 and 8). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an initial exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. In accordance with the provisions of ASC 815 – “Financial Instruments” (formerly, EITF 07-5), the relative fair value assigned to the SOF Warrant of approximately $1,021 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the nine months ended September 30, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued the Lion Warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. In accordance with the provisions of ASC 815 – “Financial Instruments” (formerly, EITF 07-5), the relative fair value assigned to the Lion Warrant of approximately $18,672 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the condensed consolidated balance sheet. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement.

Note 14. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through 2020. The Company’s primary manufacturing facility and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $21,207 and $18,259 for the three months ended September 30, 2009 and 2008, respectively, and was approximately $59,119 and $40,624 for the nine months ended September 30, 2009 and 2008, respectively. The Company did not incur any contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses (primarily for retail stores) in the accompanying condensed consolidated statements of operations.

Sales Tax

The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $2,301 as of September 30, 2009 and $869 as of December 31, 2008 for state sales tax contingencies that require recognition under ASC 450 – “Contingencies” (formerly, FASB Statement No. 5, “Accounting for Contingencies”).

Advertising

At September 30, 2009, the Company had approximately $1,593 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines through September 2010.

Stock Awards to Employees

The Company has committed to issue approximately 2,710 shares of common stock to certain eligible non-executive employees under the 2007 Plan. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees. As of September 30, 2009, a total of 859 shares of common stock remain to be awarded to eligible employees.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

On June 24, 2009, ICE notified the Company that it was unable to verify the employment eligibility of approximately 200 current employees because of discrepancies in these employees’ records. Additionally, ICE notified the Company that another approximately 1,600 current employees appeared not to be authorized to work in the United States and appeared to have obtained employment by providing, on Form I-9, documentation which ICE believes, based on its proprietary databases, to be suspect and not valid. ICE’s notification provided no indication that the Company knowingly or intentionally hired unauthorized aliens and no criminal charges have been filed against the Company or any current employees.

The Company has terminated the employment of those persons identified by ICE who were not able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents. In the fourth quarter of 2009, as a result of the inspection, the Company was fined by ICE for an amount that was deemed immaterial, and the amount was accrued in the accompanying condensed consolidated balance sheet as of September 30, 2009.

It is the Company’s policy, and has been at all times, to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Note 15. Workers’ Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of September 30, 2009 and December 31, 2008, the Company has issued standby letters of credit in the aggregate amount of $7,125 and $7,190, respectively, with two insurance companies being the beneficiaries, through a bank. At September 30, 2009, the Company recorded a total reserve of $9,444, of which, $2,893 is included in accrued expenses and $6,551 is included in other long term liabilities on the condensed consolidated balance sheets. At December 31, 2008, the Company recorded a total reserve of $7,433, of which, $2,252 is included in accrued expenses and $5,181 is included in other long term liabilities on the condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. The increase in the workers’ compensation reserve is a result of the increase in claims.

The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At September 30, 2009, the Company’s total reserve of $1,517 is included in accrued expenses in the accompanying condensed consolidated balance sheet. At December 31, 2008, the Company’s medical benefits was not on a self-insurance basis and no accrual was necessary.

Note 16. Business Segment and Geographic Area Information

The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these reportable segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company’s wholesale operations in the U.S. of sales of undecorated apparel products to distributors and third party screenprinters, as well as the Company’s online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company’s retail operations in the U.S., which were comprised of 157 retail stores operating in the U.S., as of September 30, 2009. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of September 30, 2009, the retail operations in the Canada segment were comprised of 39 retail stores. The International segment includes retail, wholesale, and online consumer operations outside of the U.S. and Canada. As of September 30, 2009, the retail operations in the International segment were comprised of 80 retail stores operating outside of the U.S. and Canada in 18 countries. All of the Company’s retail stores sell the Company’s apparel products directly to consumers.

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

The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Through September 30, 2008 intersegment sales were recorded at standard costs while variances between standard costs and actual costs had been reflected entirely in the U.S. Wholesale segment. Unallocated production cost variances included in the cost of sales of the U.S. Wholesale segment for the three months ended September 30, 2008 were $2,387, of which $918 was related to cost of sales of the U.S. Retail segment, while $756 and $712 were related to the cost of sales of the International and Canadian segments, respectively. Unallocated production cost variances included in the cost of sales of the U.S. Wholesale segment for the for the nine months ended September 30, 2008 were $6,818 of which $2,784 was related to cost of sales of the U.S. Retail segment while $2,211 and $1,821 were related to the cost of sales of the International and Canadian segments, respectively. Subsequent to December 1, 2008 intersegment sales have been recorded based on actual costs.

In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy. Intercompany charges related to transfer pricing are eliminated in consolidation from cost of sales of the Canadian and International segments and were $1,649 and $4,728, respectively, for the three months ended September 30, 2009, while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $6,422 for the three months ended September 30, 2009. Intercompany charges related to the transfer pricing are eliminated in consolidation from cost of sales of the Canadian and International segments and were $3,187 and $14,268, respectively, for the nine months ended September 30, 2009, while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $19,614 for the nine months ended September 30, 2009. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 3.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Three Months ended September 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$40,087	$50,546	$18,742	$40,943	$150,318
Gross profit	10,058	36,364	12,517	28,346	87,285
Income from operations	5,559	6,167	4,554	4,060	20,340
Depreciation and amortization	2,324	2,591	599	1,896	7,410
Capital expenditures	737	1,182	441	1,197	3,557
Deferred rent expense	103	819	163	34	1,119

	For the Three Months ended September 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$46,219	$46,675	$19,874	$42,033	$154,801
Gross (loss) profit	(4,927)	35,561	13,882	31,560	76,076
(Loss) income from operations	(11,172)	10,640	6,383	10,409	16,260
Depreciation and amortization	1,912	1,810	355	1,346	5,423
Capital expenditures	1,713	8,203	1,339	5,938	17,193
Deferred rent expense	168	1,032	107	173	1,480

	For the Nine Months ended September 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$101,702	$134,901	$48,136	$115,924	$400,663
Gross profit	25,878	98,673	29,785	78,559	232,895
Income from operations	10,003	11,320	9,520	13,029	43,872
Depreciation and amortization	6,664	8,706	529	5,109	21,008
Capital expenditures	4,290	8,794	786	3,234	17,104
Deferred rent expense	233	2,919	365	1,359	4,876

	For the Nine Months ended September 30, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$124,665	$118,838	$48,549	$107,354	$399,406
Gross profit	12,559	90,043	33,861	78,548	215,011
(Loss) income from operations	(4,953)	24,330	12,300	23,654	55,331
Depreciation and amortization	5,090	4,688	1,409	3,127	14,314
Capital expenditures	11,200	20,293	3,188	14,545	49,226
Deferred rent expense	62	2,692	319	2,512	5,585

Reconciliation of reportable segments combined income from operations for the three and nine months ended September 30, 2009 and 2008 to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated income from operations of reportable segments	$20,340	$16,260	$43,872	$55,331
Unallocated corporate expenses	(9,126)	(9,418)	(29,254)	(28,496)
Interest expense	(5,371)	(3,237)	(17,846)	(10,274)
Other (expense) income	(195)	636	291	(133)
Foreign currency gain (loss)	1,844	(1,049)	2,684	(1,047)

Consolidated Income (Loss) Before Income Taxes	$7,492	$3,192	$(253)	$15,381

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Net sales by each reportable segments class of customer and geographic location of customer consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
U.S. Wholesale
Wholesale	$34,298	$39,624	$86,045	$106,806
Online consumer	5,789	6,595	15,657	17,859

Total	$40,087	$46,219	$101,702	$124,665

U.S. Retail	$50,546	$46,675	$134,901	$118,838

Canada
Wholesale	$2,973	$3,574	$8,415	$9,751
Retail	15,418	15,818	38,643	37,531
Online consumer	351	482	1,078	1,267

Total	$18,742	$19,874	$48,136	$48,549

International
Wholesale	$2,907	$3,778	$9,089	$11,566
Retail	35,083	34,935	97,649	86,920
Online consumer	2,953	3,320	9,186	8,868

Total	$40,943	$42,033	$115,924	$107,354

Consolidated
Wholesale	$40,178	$46,976	$103,549	$128,123
Retail	101,047	97,428	271,193	243,289
Online consumer	9,093	10,397	25,921	27,994

Total Consolidated Net Sales	$150,318	$154,801	$400,663	$399,406

Net sales by geographic location of customer:
United States	$90,633	$92,894	$236,603	$243,503
Canada	18,742	19,874	48,136	48,549
Europe (excluding United Kingdom)	20,952	21,289	59,485	55,520
United Kingdom	8,532	9,943	24,871	24,972
Korea	2,964	3,452	7,488	8,998
Japan	3,629	3,806	11,124	10,847
Australia	2,270	2,115	6,777	3,693
Other foreign countries	2,596	1,428	6,179	3,324

Total Consolidated Net Sales	$150,318	$154,801	$400,663	$399,406

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(amounts and shares in thousands, except per share amounts)

(unaudited)

Long-lived assets—Property and equipment, net, by geographic location is summarized as follows:

	September 30, 2009	December 31, 2008
United States	$73,487	$79,286
Canada	8,432	7,251
Europe (excluding United Kingdom)	10,918	12,682
United Kingdom	6,475	6,439
Korea	676	703
Japan	3,115	3,278
Australia	1,309	1,021
Other foreign countries	2,102	1,748

Total Consolidated Long-Lived Assets	$106,514	$112,408

Identifiable assets by reportable segment:
U.S. Wholesale	$176,197	$178,060
U.S. Retail	108,577	98,947
Canada	16,072	17,112
International	33,886	39,490

Total	$334,732	$333,609

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	September 30, 2009	December 31, 2008
Total assets	14.9%	16.8%
Total liabilities	15.0%	14.5%

Note 17. Litigation

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case (Mary Nelson v. American Apparel, Inc., et al., filed in Superior Court of the State of California for the County of Los Angeles, Central District), wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

AMERICAN APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and was recorded as a component of operating expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2009.

On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situation v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. The Company has not yet been formally served with the plaintiff’s complaint and is currently in the process of reviewing and evaluating the plaintiff’s claims.

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

Overview

We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell basic fashion apparel for women, men, children and pets. As of September 30, 2009, we operated 276 retail stores in 20 countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.

We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. This facility houses our executive offices, as well as our cutting, sewing, warehousing, and distribution operations. We operate knitting facilities in Los Angeles and Garden Grove, California, where we make a majority of the fabric we use in our products. We also operate our own dye houses which currently provide dyeing and finishing services for approximately 80% of the raw fabric we use in production. We operate a dyeing and finishing facility in Hawthorne, California. In December 2007, we acquired a garment dyeing and finishing facility in South Gate, California, which has capacity for sewing, dyeing and finishing garments. In May 2008, we acquired the facility in Garden Grove, which in addition to knitting also has sewing and dyeing and finishing capacity. Because our manufacturing process is domestically based and vertically integrated, we are able to quickly respond to customer demand, react quickly to changing fashion trends, and closely monitor and control product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace.

We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the U.S., which were comprised of 157 retail stores as of September 30, 2009. The Canada segment consists of our retail, wholesale, and online consumer operations in Canada. As of September 30, 2009, the retail operations in the Canada segment were comprised of 39 retail stores. The International segment consists of our retail, wholesale, and online consumer operations outside of the U.S. and Canada. As of September 30, 2009, the retail operations in the International segment were comprised of 80 retail stores operating in the following 18 countries: the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Brazil, Mexico, Australia, Japan, South Korea, and China.

The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include, among other things, corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.

During the period from July 1, 2008 through September 30, 2009, we increased the number of retail stores in the U.S. Retail segment from 109 to 157, increased the number of retail stores in the Canada segment from 30 to 39 and increased the number of retail stores in the International segment from 56 to 80. The following tables detail the growth in retail store count during the three and nine months ended September 30, 2009 and 2008:

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2009
Open at July 1, 2009	155	38	79	272
Opened	4	1	2	7
Closed	(2)	—	(1)	(3)

Open at September 30, 2009	157	39	80	276

Three Months Ended September 30, 2008
Open at July 1, 2008	109	30	56	195
Opened	20	4	9	33
Closed	—	—	—	—

Open at September 30, 2008	129	34	65	228

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2009
Open at January 1, 2009	148	37	75	260
Opened	12	3	6	21
Closed	(3)	(1)	(1)	(5)

Open at September 30, 2009	157	39	80	276

Nine Months Ended September 30, 2008
Open at January 1, 2008	105	30	47	182
Opened	24	5	19	48
Closed	—	(1)	(1)	(2)

Open at September 30, 2008	129	34	65	228

Comparable Store Sales

Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the (decrease) increase in comparable store sales for our retail stores, for the three and nine months ended September 30, 2009, compared to the respective periods ended September 30, 2008, including the number of retail stores included in the comparison at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Comparable store sales	(16)%	24%	(12)%	27%
Number of stores in comparison	201	149	201	149

Executive Summary

For the third quarter of 2009, we reported net sales of $150.3 million, a decrease of $4.5 million, or 2.9%, over the $154.8 million reported for the third quarter of 2008. The decrease was primarily due to a decline in comparable store sales in the U.S. Retail, Canada and International segments. Sales in the U.S. Wholesale segment also declined by $6.1 million or 13.3% as a result of a decrease in demand from our manufacturer and private label customers, as well as a decline in online consumer sales in the U.S. largely due to a significant reduction in online advertising beginning during the third quarter of 2008 as well as the difficult consumer environment.

Gross margin increased to 58.1% in the third quarter of 2009 compared to 49.1% for the third quarter of 2008. For the third quarter of 2008, the gross margin of the U.S. Wholesale segment was negatively impacted by $12.1 million of share based compensation expense and $1.1 million of employer related payroll taxes as a result of the award of approximately 1.9 million shares of common stock to manufacturing employees. Without giving effect to the stock award to manufacturing employees, gross margin for the third quarter of 2008 would have been 57.7%. Overall gross margin improved due to a favorable shift in mix away from wholesale towards retail sales, as retail sales generate a higher gross margin. For the third quarter of 2009, wholesale sales represented 26.7% of our total net sales as compared to 30.3% of net sales for the third quarter of 2008. During the third quarter of 2009, the gross margin in the U.S. Wholesale segment improved, while gross margin declined in the U.S. Retail, Canada and International segments largely due to an increase in inventory costs caused by a decrease in labor efficiency as a result of a substantial shift in production mix from wholesale towards more complex retail styles.

Net income for the third quarter of 2009 was $4.2 million compared to net income of $2.3 million for the third quarter of 2008. Net income for the third quarter of 2008 was negatively impacted by $8.8 million due to the after-tax impact of the stock award of approximately 1.9 million shares of common stock to manufacturing employees. Operating expenses for the third quarter of 2009 increased as compared to the third quarter of 2008 largely due to the increase in the number of retail stores in operation worldwide, which increased rent and occupancy expenses, payroll, and depreciation related to store leasehold improvements and other fixed assets. Additionally, during the third quarter of 2009, we incurred higher interest expense associated with the amortization of debt discount and deferred financing costs and higher borrowing rates compared to the third quarter of 2008.

For the nine months ended September 30, 2009, we reported net sales of $400.7 million, an increase of $1.3 million, or 0.3%, over the $399.4 million reported for the nine months ended September 30, 2008. The increase in net sales was primarily due to an increase in the number of retail stores in operation during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, partially offset by a decline in comparable store sales of 12% on a constant currency basis. The increase in retail sales from new stores was also offset by decreased demand from our private label and manufacturer customers in the U.S. Wholesale segment, as well as a decrease in online consumer sales in the United States due to a significant reduction in online advertising beginning during the third quarter of 2008 and the difficult consumer environment.

Gross margin increased to 58.1% in the nine months ended September 30, 2009 compared to 53.8% for the nine months ended September 30, 2008. Gross margin for the nine months ended September 30, 2008 was negatively impacted by the recording of $12.1 million of share based compensation expense and $1.1 million of employer related payroll taxes as a result of a stock award of approximately 1.9 million shares of common stock to manufacturing employees. Without giving effect to the stock award to manufacturing employees, gross margin for the nine months ended September 30, 2008 would have been 57.1%. Overall gross margin improved in 2009 due to a favorable shift in mix from wholesale towards retail sales, as retail sales generate a higher gross margin. In addition to the shift in sales mix, there was an improvement in the U.S. Wholesale gross margin, while gross margin declined at the U.S. Retail, Canada, and International segments largely due to an increase in inventory costs caused by a reduction in labor efficiency in the third quarter of 2009 and as well as the continued shift in production mix towards more complex retail styles.

Net loss for the nine months ended September 30, 2009 was $1.9 million compared to net income of $10.2 million for the nine months ended September 30, 2008. Operating expenses increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, largely due to the number of retail stores in operation worldwide, which increased rent and occupancy expenses, payroll, warehouse and distribution costs, and depreciation related to leasehold improvements and other fixed assets. Operating expenses included certain charges related to tax assessments, legal settlements and professional fees. We also incurred higher interest expense associated with amortization of debt discount and deferred financing costs and higher borrowing rates.

On March 13, 2009, we entered into a private financing agreement with Lion Capital LLP (“Lion”) for $80.0 million in secured second lien notes with a maturity of December 31, 2013 and detachable warrants. The majority of the financing proceeds were used to retire the existing second lien credit facility with SOF Investment, L.P. – Private IV (“SOF”). The remainder of the proceeds were used to reduce the outstanding balance under our U.S. revolving credit facility, repay a portion of a related-party note, pay fees and expenses related to the financing, and for general working capital.

During April 2009, we successfully completed the second phase of the implementation of an Enterprise Resources Planning (“ERP”) system. The second phase of the implementation of the ERP system included the conversion of our systems for sales and distribution operations and financial accounting and reporting for the U.S. Wholesale segment. Previously, in April 2008, we successfully completed the first phase of the implementation of the ERP system, which included the conversion of our systems for manufacturing and warehouse operations, inventory management and control, and wholesale operations. We expect that the modules in the second phase of the implementation of the ERP system will enable us to better manage our supply chain and inventory levels.

Since January 1, 2009 and through October 31, 2009, we have opened 23 new retail locations, while closing 5 existing locations. As of October 31, 2009, we had signed leases for an additional 4 store locations, 3 of which are likely to be opened before the end of 2009. We are currently evaluating and negotiating leases for other potential new retail stores in various domestic and international locations.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

The following table sets forth our results of our operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2009		2008
	Amount	%	Amount	%
Net sales	$150,318	100.0%	$154,801	100.0%
Cost of sales	63,033	41.9%	78,725	50.9%

Gross profit	87,285	58.1%	76,076	49.1%
Operating expenses	76,071	50.6%	69,234	44.7%

INCOME FROM OPERATIONS	11,214	7.5%	6,842	4.4%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	5,371	3.6%	3,237	2.1%
Foreign currency transaction (gain) loss	(1,844)	1.2%	1,049	0.7%
Other expense (income)	195	0.1%	(636)	0.4%

INCOME BEFORE INCOME TAXES	7,492	5.0%	3,192	2.1%
Income tax provision	3,332	2.2%	859	0.6%

NET INCOME	$4,160	2.8%	$2,333	1.5%

NET SALES:

Net sales by segment for the periods indicated were as follows (dollars in thousands):

	Three months ended September 30,				Change
	2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	%
U.S. Wholesale	$40,087	26.7%	$46,219	29.9%	$(6,132)	(13.3)%
U.S. Retail	50,546	33.6%	46,675	30.2%	3,871	8.3%
Canada	18,742	12.5%	19,874	12.8%	(1,132)	(5.7)%
International	40,943	27.2%	42,033	27.2%	(1,090)	(2.6)%

Total net sales	$150,318	100.0%	$154,801	100.0%	$(4,483)	(2.9)%

Net sales decreased $4.5 million, or 2.9%, to $150.3 million for the third quarter of 2009 as compared to $154.8 million for the third quarter of 2008. The decrease in net sales was primarily due to a decline in sales for the U.S. Wholesale segment, and also due to a decline in sales at existing retail stores of $13.9 million, or a decrease in comparable store sales of 16% on a constant currency basis. The decrease in comparable store sales was partially offset by sales generated at new retail locations. At September 30, 2009, we had an additional 28 retail stores in operation in the U.S. Retail segment, 5 additional retail stores in the Canada segment, and 15 additional retail stores in the International segment, as compared to at September 30, 2008. New retail locations contributed $17.5 million in incremental sales.

U.S. Wholesale: Net sales for the U.S. Wholesale segment decreased $6.1 million, or 13.3%, to $40.1 million for the third quarter of 2009 as compared to $46.2 million for the third quarter of 2008. Sales to wholesale customers (excluding online consumer sales) decreased $5.3 million, or 13.4%, to $34.3 million for the third quarter of 2009 as compared to $39.6 million for the third quarter of 2008. The decrease in wholesale sales was primarily due to difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who reduced their order volumes significantly. Online consumer sales decreased $0.8 million, or 12.2%, to $5.8 million for the third quarter of 2009, as compared to $6.6 million for the third quarter of 2008. The decrease in online consumer sales was primarily due to a significant reduction in online advertising beginning during the third quarter of 2008, the weak consumer environment and the cannibalization effect on online sales from having an additional 28 retail stores in operation in the U.S. since September 30, 2008.

U.S. Retail: Net sales for the U.S. Retail segment increased $3.9 million, or 8.3%, to $50.5 million for the third quarter of 2009 as compared to $46.7 million for the third quarter 2008. The increase was primarily due to the net increase of 28 retail stores in operation in the U.S. since September 30, 2008. New retail locations contributed $11.5 million in incremental net sales during the third quarter of 2009. The increase in sales from new stores was partially offset by a decrease in sales at existing stores of $7.8 million, or a 23% decrease in comparable store sales. Comparable store sales were impacted by the consumer retail environment in the U.S., as well as by the cannibalization of sales by new retail stores opened in existing markets. At September 30, 2009, the number of retail stores in operation in the U.S. was 157, as compared to 129 stores at September 30, 2008.

Canada: Net sales for the Canada segment decreased $1.1 million, or 5.7%, to $18.7 million for the third quarter of 2009 as compared to $19.9 million for the third quarter of 2008. The decrease was primarily due to a decline in sales at existing stores of $2.2 million, or a decrease in comparable store sales of 11% on a constant currency basis. The decrease was also due to a decline in Canadian wholesale and online sales of $0.8 million, or 18.0%, to $3.3 million in the third quarter of 2009 as compared to $4.1 million in the third quarter of 2008. The decrease in revenue was offset by sales generated at new retail locations. Since September 30, 2008, we opened 6 new retail stores, while closing one, and the number of stores in operation increased from 34 to 39. New retail locations contributed $1.8 million in incremental sales during the third quarter of 2009.

International: Net sales for the International segment decreased $1.1 million, or 2.6%, to $40.9 million for the third quarter of 2009 as compared to $42.0 million for the third quarter of 2008. The decrease was primarily due to a decline in sales at existing stores of $4.2 million, or a decrease in comparable store sales of 8% on a constant currency basis. The decrease was also due to a decline in international wholesale sales of $0.9 million, or 23.1%, to $2.9 million for the third quarter of 2009, as compared to $3.8 million for the third quarter of 2008. International online consumer sales declined $0.4 million, or 11.1%, to $3.0 million for the third quarter of 2009, as compared to $3.3 million for the third quarter of 2008. The decrease in net sales was offset by sales generated at new retail locations. Since September 30, 2008, we opened 16 new retail stores in the International segment, while closing one, and the number of stores in operation increased from 65 to 80. New retail locations contributed $4.2 million in incremental sales during the third quarter of 2009.

COST OF SALES: Cost of sales decreased as a percentage of net sales to 41.9% for the third quarter of 2009 from 50.9% for the third quarter of 2008. The decrease was primarily due to $12.1 million of share based compensation expense and $1.1 million of employer related payroll taxes as a result of the award of approximately 1.9 million shares of common stock to manufacturing employees recorded in the third quarter of 2008. The decrease was also due to a favorable shift in mix away from wholesale and towards retail sales, as retail sales generate a higher gross margin. The decrease in wholesale sales in the third quarter of 2009 reduced its share of total net sales to 26.7% as compared to 30.3% in the third quarter of 2008. The decrease in cost of sales as a percentage of net sales was offset by the unfavorable impact of currency shifts due to appreciation of the U.S. dollar versus foreign currencies in the third quarter of 2009 as compared to the third quarter of 2008. The appreciation of the U.S. dollar served to the increase cost of sales in proportion to net sales at the Canada and International segments.

GROSS PROFIT: Gross profit as a percentage of net sales increased to 58.1% of net sales for third quarter of 2009 from 49.1% of net sales for the third quarter of 2008, primarily as a result of the aforementioned share based compensation and employer-related payroll taxes recorded in the third quarter of 2008 in connection with the stock award to manufacturing employees, the favorable shift in mix away from wholesale and towards retail sales, offset by the unfavorable impact of currency shifts due to the appreciation of the U.S. dollar versus foreign currencies. Without giving effect to the stock award to manufacturing employees, gross profit as a percentage of net sales for the third quarter of 2008 would have been 57.7%.

OPERATING EXPENSES: The following table sets forth our operating expenses for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2009		2008		Change
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$47,726	62.8%	$46,173	66.7%	$1,553	3.4%
Warehouse and Distribution	3,833	5.0%	4,323	6.2%	(490)	(11.3)%
General and Administrative	24,512	32.2%	18,738	27.1%	5,774	30.8%

OPERATING EXPENSES	$76,071	100.0%	$69,234	100.0%	$6,837	9.9%

Operating expenses increased $6.8 million, or 9.9%, to $76.1 million for the third quarter of 2009 as compared to $69.2 million for the third quarter of 2008. Operating expenses included:

Selling Expenses: Selling expenses, together with corporate selling, advertising and promotion expenses, for the third quarter of 2009 were $47.7 million, which represented 31.7% of net sales, as compared to $46.2 million for the third quarter of 2008, which represented 29.8% of net sales. The increase in selling expenses of $1.5 million, or 3.4%, was primarily due to the increase in the number of retail stores in operation worldwide to 276 as of September 30, 2009, as compared to 228 as of September 30, 2008. The increase in the number of retail stores resulted in an increase in rent and occupancy costs of $4.7 million.

Payroll and benefit costs increased $0.2 million to $21.1 million for the third quarter of 2009, as compared to $20.9 million for the third quarter of 2008. The increase in payroll costs was a result of higher staffing costs required to support the increased number of stores in operation compared to in the prior year period.

Increases in rent and occupancy costs and payroll and benefit costs were partially offset by decreases in advertising, trade show and catalog expenses. Advertising, trade show and catalog costs included in selling expenses in the third quarter of 2009 were $3.6 million, representing 2.4% of net sales, as compared with $7.0 million, or 4.5% of net sales for the third quarter of 2008. The decrease of $3.4 million was mainly due to a reduction in discretionary expenses to promote new store openings and to promote our products through print publications, magazines, trade shows, catalogs, and online media.

Pre-opening expenses for the U.S. Retail segment totaled $0.1 million for the third quarter of 2009, associated with the opening of 4 new retail stores, as compared to $2.9 million for the third quarter of 2008. Pre-opening expenses in the Canada and International segments totaled $0.3 million for the third quarter of 2009, associated with the opening of 3 new stores, compared to $1.5 million for the third quarter of 2008. Pre-opening expenses include costs related to opening new stores such as materials, pre-opening labor and training, utilities, travel, and IT labor and costs. The decrease in pre-opening expenses from the prior year was due to the larger number of stores in the process of being opened in the prior year period.

Warehouse and Distribution Expenses: Warehouse and distribution expenses decreased $0.5 million, or 11.3%, to $3.8 million for the third quarter of 2009 as compared to $4.3 million for the third quarter of 2008. These expenses represented 2.5% and 2.8% of the total net sales for the third quarter of 2009 and 2008, respectively. The decrease in warehouse and distribution expense was primarily attributable to a decrease of $0.6 million in wage and staffing expenses as a result of a decrease in sales in the U.S. Wholesale segment.

General and Administrative Expenses: General and administrative expenses increased $5.8 million, or 30.8%, to $24.5 million for the third quarter of 2009, as compared to $18.7 million for the third quarter of 2008. General and administrative expenses represented 16.3% and 12.1% of total net sales for the third quarter of 2009 and the third quarter of 2008, respectively. General and administrative expenses increased by approximately $2.1 million due to higher depreciation charges and $2.4 million in salaries, wages and employee benefits, primarily associated with increased number of retail stores in operation during the third quarter of 2009 as compared to during the third quarter of 2008. An additional $1.5 million of the increase in general and administrative expenses was due to higher professional fees related to accounting and legal services and an increase of $1.2 million in fixed asset impairment charges related to underperforming retail stores or stores scheduled for closure. These increases were offset by a decrease in other miscellaneous general and administrative costs of approximately $1.0 million.

INTEREST EXPENSE: The major components of interest expense for the third quarter 2009 consisted of interest on our revolving line of credit, loans from our CEO and unrelated parties, capital leases, and our term loans. We increased our levels of debt in the first quarter of 2009 primarily to refinance our outstanding term loan and to provide working capital for ongoing operations. Interest rates on debt ranged from 3.25% to 19.3% during the third quarter of 2009 and 3% to 26% during the third quarter of 2008. Interest expense increased $2.1 million to $5.4 million for the third quarter of 2009, as compared to $3.2 million for the third quarter of 2008. Interest expense represented 3.6% and 2.1% of the total net sales for the third quarter of 2009 and 2008, respectively. The increase in interest expense was primarily attributable to the amortization of debt discount, deferred financing costs and higher borrowings under the Lion Credit Agreement as compared to our previous second lien credit facility.

OTHER EXPENSE (INCOME), NET: Other expense for the third quarter of 2009 was $0.2 million as compared to other income of $0.6 million for the third quarter of 2008.

INCOME TAXES: Income taxes increased $2.5 million to a $3.3 million income tax provision in the third quarter of 2009, as compared to a $0.9 million income tax provision in the third quarter of 2008. The increase was due to the increase in income before income taxes for the third quarter of 2009 as compared to the third quarter of 2008, and the increase in the effective tax rate. The effective income tax rate for the third quarter of 2009 was 44.5%, which differed from the statutory rate primarily due to changes in foreign, federal and state tax estimates, permanent differences between book and taxable income, and a remeasurement of our state deferred income tax assets. The effective income tax rate for the third quarter of 2008 was 26.9%, which differed from the statutory rate primarily due to the estimated benefits from the domestic manufacturer deduction, the net impact of empowerment zone wage credits and the benefit from a lower corporate tax rate in Canada.

NET INCOME: Our net income increased $1.9 million to $4.2 million for the third quarter of 2009, or 2.8% of net sales, as compared to $2.3 million for the third quarter of 2008, or 1.5% of net sales.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

The following table sets forth our results of operations from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2009		2008
	Amount	%	Amount	%
Net sales	$400,663	100.0%	$399,406	100.0%
Cost of sales	167,768	41.9%	184,395	46.2%

Gross profit	232,895	58.1%	215,011	53.8%
Operating expenses	218,277	54.5%	188,176	47.1%

INCOME FROM OPERATIONS	14,618	3.6%	26,835	6.7%

INTEREST AND OTHER (INCOME) EXPENSE
Interest expense	17,846	4.5%	10,274	2.6%
Foreign currency transaction (gain) loss	(2,684)	(0.7)%	1,047	0.3%
Other (income) expense	(291)	(0.1)%	133	0.0%

(LOSS) INCOME BEFORE INCOME TAXES	(253)	(0.0)%	15,381	3.9%
Income tax provision	1,684	0.4%	5,153	1.3%

NET (LOSS) INCOME	$(1,937)	(0.5)%	$10,228	2.6%

NET SALES:

Net sales by segment for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,				Change
	2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	%
U.S. Wholesale	$101,702	25.4%	$124,665	31.2%	$(22,963)	(18.4)%
U.S. Retail	134,901	33.7%	118,838	29.8%	16,063	13.5%
Canada	48,136	12.0%	48,549	12.2%	(413)	(0.9)%
International	115,924	28.9%	107,354	26.8%	8,570	8.0%

Total net sales	$400,663	100.0%	$399,406	100.0%	$1,257	0.3%

Net sales increased $1.3 million, or 0.3%, to $400.7 million for the nine months ended September 30, 2009, as compared to $399.4 million for the nine months ended September 30, 2008. The increase in net sales was primarily due to an increase in the number of retail stores in operation at the end of the nine months ended September 30, 2009 compared to at the end of the nine months ended September 30, 2008. At September 30, 2009, we had an additional 28 stores in operation in the U.S. Retail segment, 5 additional retail stores in the Canada segment, and 15 additional retail stores in the International segment, as compared to at September 30, 2008. New retail locations contributed approximately $41.0 million in incremental sales for the nine months ended September 30, 2009. The increase in net sales from our retail expansion was partially offset by a decline in sales at existing stores of approximately $13.1 million, or a decrease in comparable store sales of 12% on a constant currency basis. The increase in net sales was also offset by lower sales from the U.S. Wholesale segment of $23.0 million.

U.S. Wholesale: Net sales for the U.S. Wholesale segment decreased $23.0 million, or 18.4%, to $101.7 million for the nine months ended September 30, 2009 as compared to $124.7 million for the nine months ended September 30, 2008. We experienced a significant drop in demand from our private label, manufacturer, screenprinter and distributor customers, as a result of challenging economic conditions in the U.S. and the impact on the wholesale apparel industry. Sales to wholesale customers (excluding online consumer sales) decreased $20.8 million, or 19.4%, to $86.0 million for the nine months ended September 30, 2009 from $106.8 million for the nine months ended September 30, 2008. Online consumer sales decreased by approximately $2.2 million, or 12.3%, to $15.7 million for the nine months ended September 30, 2009 as compared to $17.9 million for the nine months ended September 30, 2008, primarily due to a significant reduction in online advertising beginning during the third quarter of 2008, the weak consumer environment and the cannibalization effect on online sales from having an additional 28 retail stores in operation in the U.S. since September 30, 2008.

U.S. Retail: Net sales for the U.S. Retail segment increased $16.1 million, or 13.5%, to $134.9 million for the nine months ended September 30, 2009 as compared to $118.8 million for the nine months ended September 30, 2008. The increase was primarily due to the net increase of 28 new retail stores in operation in the U.S. since September 30, 2008. New retail locations contributed $26.8 million in incremental sales during the nine months ended September 30, 2009. The increase to retail sales from new stores was partially offset by a decrease in sales at existing stores of $10.9 million, or a 21% decrease in comparable store sales. Comparable store sales were impacted by the weak consumer environment in the U.S., as well as by the cannibalization of sales by new retail stores opened in existing markets. At September 30, 2009, the number of retail stores in operation in the U.S. was 157, as compared to 129 stores at September 30, 2008.

Canada: Net sales for the Canada segment decreased $0.4 million, or 0.9%, to $48.1 million for the nine months ended September 30, 2009 as compared to $48.5 million for the nine months ended September 30, 2008. The decrease was primarily due to a decline in wholesale and online consumer sales, and a decline in sales at existing retail stores. Wholesale and online consumer sales decreased $1.5 million, or 13.8%, to $9.5 million for the nine months ended September 30, 2009 as compared to $11.1 million for the nine months ended September 30, 2008. Sales at existing stores declined $2.7 million for the nine months ended September 30, 2009, or a decrease in comparable store sales of 4% on a constant currency basis. The decrease in net sales was offset by sales generated at new retail locations. Since September 30, 2008, we opened 6 new retail stores, while closing one, and the number of stores in operation increased from 34 to 39. New retail locations contributed $3.8 million in incremental sales during the nine months ended September 30, 2009.

International: Net sales for the International segment increased $8.6 million, or 8.0%, to $115.9 million for the nine months ended September 30, 2009 as compared to $107.4 million for the nine months ended September 30, 2008. The increase was primarily due to the net increase of 15 retail stores in operation in the International segment, to 80 stores as of September 30, 2009 from 65 stores as of September 30, 2008. New retail locations contributed approximately $10.4 million in incremental sales during the nine months ended September 30, 2009. Sales at existing stores increased $0.3 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, or approximately no change in comparable store sales, calculated on a constant currency basis. International wholesale sales decreased $2.5 million, or 23%, to $9.1 million for the nine months ended September 30, 2009, as compared to $11.6 million for the nine months ended September 30, 2008. International online consumer sales increased $0.3 million, or 3.6%, to $9.2 million for the nine months ended September 30, 2009, as compared to $8.9 million for the nine months ended September 30, 2008.

COST OF SALES: Cost of sales decreased as a percentage of net sales to 41.9% in the nine months ended September 30, 2009 from 46.2% in the nine months ended September 30, 2008. The decrease was primarily due to $12.1 million of share based compensation expense and $1.1 million of employer related payroll taxes as a result of the award of approximately 1.9 million shares of common stock to manufacturing employees in the third quarter of 2008. This decrease was also due to a favorable shift in sales mix from wholesale to retail sales, as retail sales generate a higher gross margin. The decline in wholesale sales for the nine months ended September 30, 2009 reduced the share of wholesale sales in total sales to 25.4% as compared to 31.2% for the nine months ended September 30, 2008. The decrease in cost of sales as a percentage of net sales was significantly offset due to unfavorable currency shifts from the appreciation of the U.S. dollar in the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008, which decreased net sales in U.S. dollar terms at the Canada and International segments without a corresponding reduction in cost of sales.

GROSS PROFIT: Gross profit as a percentage of net sales increased to 58.1% of net sales for the nine months ended September 30, 2009 from 53.8% of net sales for the nine months ended September 30, 2008, primarily as a result of the aforementioned shift in mix towards retail sales, the share based compensation expense and related payroll tax charges recorded in the third quarter of 2008 as well as due to effect of unfavorable currency shifts caused by the appreciation of the U.S. dollar against various foreign currencies in the current period versus the comparable prior year period. Without giving effect to the stock award to manufacturing employees, gross profit as a percentage of net sales for the nine months ended September 30, 2008 would have been 57.1%.

OPERATING EXPENSES: The following table sets forth our operating expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	Nine months ended September 30,
	2009		2008		Change
	Amount	% of operating expenses	Amount	% of operating expenses	Amount	%
Selling	$134,861	61.8%	$122,212	64.9%	$12,649	10.4%
Warehouse and Distribution	12,155	5.6%	11,559	6.2%	596	5.2%
General and Administrative	71,261	32.6%	54,405	28.9%	16,856	31.0%

OPERATING EXPENSES	$218,277	100.0%	$188,176	100.0%	$30,101	16.0%

Operating expenses increased $30.1 million, or 16%, to $218.3 million for the nine months ended September 30, 2009 as compared to $188.2 million for the nine months ended September 30, 2008. Operating expenses included:

Selling Expenses: Selling expenses, together with corporate selling, advertising and promotion expenses for the nine months ended September 30, 2009 were $134.9 million, which represented 33.7% of net sales, as compared to $122.2 million for the nine months ended September 30, 2008, which represented 30.6% of net sales. The increase in selling expenses was primarily due to the increase in the number of retail stores in operation worldwide to 276 as of September 30, 2009 from 228 as of September 30, 2008. The increase in the number of retail stores resulted in an increase in rent and occupancy costs of $16.0 million.

Payroll and benefit costs increased $6.3 million to $60.5 million for the nine months ended September 30, 2009 from $54.2 million for the period ended September 30, 2008. The increase in payroll costs was primarily a result of an increase in retail employee headcount required to staff stores opened since September 30, 2008.

Increases in rent and occupancy costs and payroll and benefit costs were offset by decreases in advertising, trade show, catalog and travel expenses. For the nine months ended September 30, 2009, advertising, trade show, catalog and travel costs included in selling expenses were $9.7 million, representing 2.4% of net sales, as compared to $19.6 million, or 4.9% of net sales for the nine months ended September 30, 2008. Advertising, trade show, catalog expenses decreased by $9.9 million mainly due to a targeted reduction of discretionary expenses incurred to promote new store openings. We also reduced advertising expenses in print publication, magazines, trade shows, catalogs, and online media.

Pre-opening expenses for the U.S. Retail segment totaled $0.7 million for the nine months ended September 30, 2009, associated with the opening of eleven stores that were in the pre-opening phase during the period. Pre-opening expenses were $2.1 million for the nine months ended September 30, 2008. There was a total of $1.4 million in pre-opening expenses in the Canadian and International segments for the nine months ended September 30, 2009, associated with thirteen new stores which were in the pre-opening phase during the period, compared with $2.1 million for the nine months ended September 30, 2008.

Warehouse and Distribution Expenses: Warehouse and distribution expenses increased $0.6 million, or 5.2%, to $12.2 million for the nine months ended September 30, 2009 as compared to $11.6 million for the nine months ended September 30, 2008. These expenses represented 3.0% and 2.9% of the total net sales for the nine months ended September 30, 2009 and 2008, respectively. The increase in warehouse and distribution expense was primarily attributable to an increase of $0.8 million in employee benefits, rent and utilities, offset by a reduction of $0.2 million in freight charges.

General and Administrative Expenses: General and administrative expenses for the nine months ended September 30, 2009 increased $16.9 million, or 31.0%, to $71.3 million for the nine months ended September 30, 2009, as compared to $54.4 million for the nine months ended September 30, 2008. General and administrative expenses represented 17.8% and 13.6% of total net sales for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses increased by approximately $6.3 million due to increase in depreciation expense and by $1.8 million due to increase in impairment charges related to underperforming retail stores or stores scheduled for closure. The increase in depreciation is related to the increase in number of stores in operation during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Approximately $4.3 million of the increase in general and administrative expenses was due to higher professional fees related to accounting and legal services as well as $0.9 million of accrued executive bonuses. The remaining increase of $2.3 million was primarily related to an increase in salaries, wages and employee benefits, an increase in accruals for local taxes and licenses, and other miscellaneous general and administrative costs.

INTEREST EXPENSE: The major components of interest expense for the nine months ended September 30, 2009 consisted of interest on our revolving line of credit, interest on the SOF term loan, loans from our CEO and unrelated parties, capital leases, and the Lion Credit Agreement. We increased levels of debt in the first nine months of 2009 primarily to refinance our prior second lien credit facility and to provide working capital for ongoing operations. Interest rates on debt ranged from 3.25% to 19.3% during the nine months ended September 30, 2009 and 3% to 26% during the nine months ended September 30, 2008. Interest expense for the nine months ended September 30, 2009 was $17.8 million as compared to $10.3 million for the nine months ended September 30, 2008. These expenses represented 4.5% and 2.6% of the total net sales for the nine months ended September 30, 2009 and 2008, respectively. The increase in interest expense is partly attributable to the amortization of the debt discount and deferred financing costs associated with modifications made to the our credit agreements in December 2008 of $2.3 million and a $1.1 million write-off of the unamortized portion of warrants and deferred financing costs in connection with the early extinguishment of the SOF term loan, which was retired in March 2009. An additional increase in interest expense of $2.1 million was primarily attributable to the amortization of debt discount, deferred financing costs and higher borrowings under the Lion Credit Agreement.

OTHER (INCOME) EXPENSE NET: Other income for the nine months ended September 30, 2009 was $0.3 million as compared to other expense of $0.1 million for the nine months ended September 30, 2008.

INCOME TAXES: Income taxes decreased to a $1.7 million income tax provision in the nine months ended September 30, 2009, as compared to a $5.2 million income tax provision in the nine months ended September 30, 2008. This decrease was due to the decrease in income before income taxes during the nine months ended September 30, 2009. The effective income tax rate for the nine months ended September 30, 2009 was significantly affected and differed from the statutory rate primarily due to changes in foreign, federal and state tax estimates, permanent differences between book and taxable income, and a remeasurement of our state deferred income tax assets. The effective income tax rate for the nine months ended September 30, 2008 was 33.5%, which differed from the statutory rate due to permanent differences between book and taxable income, the phase-out of benefits of the domestic manufacturer deduction and the benefit from a lower corporate tax rate in Canada.

NET (LOSS) INCOME: Our net loss for the nine months ended September 30, 2009 was $1.9 million, or a decrease of approximately $12.2 million from net income of $10.2 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Over the past several years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, and proceeds from the exercise of warrants. Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, and borrowings from revolving credit facilities, related party notes payable from our CEO and term loans under the Lion Credit Agreement. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payments to both our manufacturing employees and retail employees, and the payment of rent for retail stores. We believe that cash on hand, future funds from operations and borrowings from revolving credit facilities will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facilities.

As of September 30, 2009, we had (i) approximately $6.1 million in cash, (ii) $23.0 million available and $30.2 million outstanding under the BofA Credit Agreement, and (iii) $64.7 million of borrowings outstanding under the Lion Credit Agreement, net of discount, and including accrued paid-in-kind interest of $6.1 million. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement and our other debt agreements.

Cash Flow Overview

	Nine months ended September 30,
	2009	2008
(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$14,675	$(1,988)
Investing activities	(17,104)	(52,726)
Financing activities	(2,155)	50,236
Effect of foreign exchange rate changes on cash	(684)	(925)

Net decrease in cash	$(5,268)	$(5,403)

Nine Months Ended September 30, 2009

For the nine months ended September 30, 2009, cash provided by operations was $14.7 million. This was a result of a net loss of $1.9 million, non-cash expenses of $40.2 million (depreciation, amortization, stock based compensation, impairment charges, accrued interest-in-kind, deferred taxes, deferred rent and foreign exchange transaction gain), offset by a decrease in accounts payable and accrued expenses and other liabilities of $6.5 million, a decrease in income taxes receivable/payable of $10.6 million, increases in inventory of $1.0 million, increase in trade accounts receivable of $1.7 million and increases in prepaid expenses and other assets of $3.8 million. The decrease in income taxes receivable/payable is primarily due to approximately $5.0 million in income tax payments made in Canada and a reflection of reduced consolidated income tax liability due to the consolidated net loss for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, we used $17.1 million of cash in investing activities, primarily to construct leasehold improvements. This consisted of increased net investment in property and equipment of approximately $4.3 million for the U.S. Wholesale segment, $8.8 million for the U.S. Retail segment, $3.2 million for the International segment and $0.8 million for the Canada segment. During this period, 12 retail stores were opened in the U.S., 3 retail stores were opened in Canada, and 6 retail stores were opened in the International segment, while we also upgraded and remodeled certain existing stores. Investments in the U.S. Wholesale segment consisted mostly of expenditures for the implementations of ERP and financial reporting software as well as upgrades to our online store and purchases of manufacturing equipment.

For the nine months ended September 30, 2009, cash used in financing activities was $2.2 million. This consisted primarily from the net proceeds of $75 million received from the Lion Credit Agreement, offset by the repayment in full of the SOF Credit Agreement, the reduction of the outstanding revolver balance under the BofA Credit Agreement and partial repayment of related party promissory notes issued to us by our CEO.

Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, cash used in operations was $2.0 million. This was a result of net income of $10.2 million, an increase in accounts payable and accrued expenses and other liabilities of $18.1 million, non-cash expenses of $31.4 million (depreciation, amortization, stock based compensation, deferred taxes and deferred rent), offset by increases in inventory of $48.4 million, prepaid expenses and other assets of $8.6 million, trade accounts receivable of $4.2 million, and a change in income tax receivable/payable of $0.5 million.

For the nine months ended September 30, 2008, we used $52.7 million of cash in investing activities, primarily to construct leasehold improvements and $3.5 million for the acquisition of certain businesses and facilities. This was primarily a result of increased net investment in property and equipment of approximately $11.2 million for the U.S. Wholesale segment, $20.3 million for the U.S. Retail segment, $3.2 million for the Canada segment, and $14.5 million for the International segment. During this period, 24 retail stores were opened in the U.S., 5 retail stores were opened in Canada, and 19 retail stores were opened in the International segment.

For the nine months ended September 30, 2008, cash from financing activities was $50.2 million. This was primarily the result of proceeds from the exercise of warrants issued in the initial public offering of our predecessor of $65.6 million, offset by our principal capital requirements to fund working capital needs, fund the opening of new retail stores, fund purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations, $10.0 million in open market share repurchases, and repayments on our revolving credit facility. Net borrowings under the revolving credit facility totaled $1.8 million during the nine months ended September 30, 2008.

Debt Agreements

Revolving Credit Facilities: As of September 30, 2009, we maintained a $75.0 million revolving credit facility secured by substantially all of our assets and arranged by Bank of America. Availability under this facility is calculated by a formula referencing the amounts of accounts receivable and inventory that we maintain at any given time. This revolving credit facility imposes certain restrictions on us regarding capital expenditures and limits our ability to, among other things, incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. In addition, the BofA Credit Agreement requires us to maintain certain amounts of unused availability under the revolving credit facility. This credit facility will mature on July 2, 2012. Net available borrowing capacity, reflecting outstanding letters of credit of approximately $9.4 million at September 30, 2009, was approximately $23.0 million.

As of September 30, 2009, we also maintained a C$4.0 million revolving credit facility secured by up to C$7.5 million of our accounts receivable and inventory domiciled in Canada. The credit agreement, arranged by the Toronto Dominion Bank, contains various covenants which require the CI Companies to maintain certain financial ratios and commitments. Available borrowing capacity at September 30, 2009 was C$1.7 million.

As of September 30, 2009, we were in compliance with all covenants and restrictions under our credit facilities.

Long-term debt and capital lease obligations: As of September 30, 2009, we had outstanding approximately $64.7 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion Capital LLP. Our obligations under the Lion Credit Agreement are secured by a second lien on substantially all of our assets. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and our ability to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. At our option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty. This long-term debt is due no later than December 31, 2013. As of September 30, 2009, we were in compliance with all covenants and restrictions under the Lion Credit Agreement.

We lease certain equipment under capital lease arrangements expiring at various times through March 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

Related-party Debt: As of September 30, 2009, we had outstanding approximately $4.3 million of related party long-term debt payable to our CEO. The notes provide for interest at an annual rate of 6%, payable in kind, and are due in December 2012 and January 2013. One of the notes is subordinated to the Canadian revolving credit facility.

The following is an overview of our total outstanding debt obligations as of September 30, 2009 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	Sept 30, 2009
Revolving credit facility	Bank of America, N.A.	4.75%	$30,156
Revolving credit facility (Canada)	Toronto Dominion Bank	3.25%	2,118
Term loan from private investment firm, net of discount, plus accrued paid-in-kind interest of $6,130	Lion Capital LLP	15.0%	64,743
Other			468

Total bank debt			97,485
Capital lease obligations	47 individual leases ranging between $1—$982	From 5.0% to 19.3%	2,876
Subordinated notes payable to related party		6.0%	4,273

Total debt			$104,634

Future Capital Requirements

We had cash on hand of $6.1 million at September 30, 2009. We are limited to $5.8 million in capital expenditures, excluding non-cash property and equipment acquisitions, for the last quarter of fiscal 2009 for our U.S. operations, as set by restrictions in the BofA Credit Agreement. Capital expenditures are primarily required to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software. We anticipate that based on our current operating plan for the next twelve months, we will remain in compliance with the covenants under the BofA Credit Agreement and under the Lion Credit Agreement. However, we can provide no assurances that we will maintain compliance with such covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.

Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate the leases as they expire. Issued and outstanding letters of credit were $9.4 million at September 30, 2009, and were related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 is a discussion of our future obligations and commitments as of December 31, 2008. During the nine months ended September 30, 2009, our total outstanding borrowing under cash overdraft, capital lease and debt agreements decreased by $4.3 million from December 31, 2008. We entered into new operating lease agreements in relation to our business operations, but do not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2008 in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008. See Notes 7 and 8 to the condensed consolidated financial statements for changes to our financing arrangements that occurred during the nine months ended September 30, 2009.

Seasonality

We experience seasonality in our operations. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of our wholesale and retail sales channels. Generally, our retail sales channel has not experienced the same pronounced sales seasonality as other retailers.

Critical Accounting Estimates and Policies

As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and allowances;

•	inventory valuation and obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes and recoverability of deferred income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation; and
•	share-based compensation.

In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, we review our estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances.

Accounting Pronouncements-Newly Issued

See Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Inflation

Inflation affects the cost of raw materials, goods and services that we use. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment limits our ability to raise prices to try to recover higher costs resulting from inflation. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.

Interest Rate Risk

Based on our interest rate exposure on variable rate borrowings at September 30, 2009, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $27 per month. We determined these amounts based on approximately $32,274 of variable rate borrowings at September 30, 2009. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the our variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 40.9% of our sales for the nine months ended September 30, 2009 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

We enter into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2009 and December 31, 2008, we held forward exchange contracts to purchase an aggregate notional amount of $300 and $1,700, respectively, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2009. At September 30, 2009 and December 31, 2008, the fair value of the forward contracts, based on quoted market rates, was ($42) and $110, respectively, and is included in prepaid and other current assets or accrued expenses, as appropriate, on the condensed consolidated balance sheets. During the nine months ended September 30, 2009 and 2008, gains of $26 and $202, respectively, were recorded to earnings in the condensed consolidated statements of operations.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2008 (described below), which have not been fully remediated as of September 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses may result in information required to be disclosed by us in the reports that we file or submit to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of September 30, 2009, the following material weaknesses existed:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: At our foreign offices, we did not have a sufficient number of adequately trained accounting personnel with appropriate expertise in U.S. GAAP. Also, we lacked sufficient GAAP expertise to ensure that certain complex material and non-routine transactions are properly reflected in our consolidated financial statements. Consequently, we may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

2) Inadequate Reviews: In certain instances, our personnel, at both U.S. and foreign operations, did not perform adequate independent review of reconciliations and other processes.

Notwithstanding the material weaknesses described above, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

(b) Remediation Activities

As previously reported, there were three material weaknesses in our internal control over financial reporting as of December 31, 2008. During 2009, we remediated one material weakness and have taken substantial measures to remediate the remaining two material weaknesses, described as follows:

1) Inadequate Expertise in the application of U.S. Generally Accepted Accounting Principles: We hired additional credentialed professional staff with greater knowledge of U.S. GAAP in both our domestic operations, and in positions of oversight and management of our foreign operations. In addition, we engaged appropriate professional services firms in order to improve accuracy of our financial reporting under U.S. GAAP in key foreign reporting locations. Our management has sufficient knowledge to review the work of internal and external subject matter experts, and reviews all workpapers from our foreign operations to ensure compliance with U.S. GAAP. We have made substantial progress thus far and we are continuing our efforts towards remediation of this material weakness.

2) Inadequate Reviews: We instituted and formalized multiple levels of review at our U.S. and foreign operations for reconciliations and other processes which are deemed key to the financial statements. Our review processes have been implemented and we have made substantial progress and we are continuing our efforts towards remediation of this material weakness.

3) Inadequate Financial Information Systems: We identified systems and applications that impact financial reporting and have taken actions to safeguard financial reporting information assets as well as to help ensure the integrity of financial information used in the preparation of financial reports. We have also adopted an Information Technology framework, documented key information technology controls and addressed control weaknesses that could potentially impact financial reporting. In addition, we have implemented a number of new policies, procedures, and controls in the areas of information security, change management, operations and end-user computing. The implementation of an integrated ERP system for our U.S. operations as of the second quarter of 2009 has increased timeliness and accuracy of our financial information. We have reviewed our personnel and information systems for foreign operations and have added professional staff resources for review and control over financial reporting by our foreign operations. We have placed substantial mitigating controls around our heretofore manual consolidation process, and we are in the process of implementing a high-level replacement system for those manual processes to further improve controls and to reduce the time required to produce our financial statements and regulatory filings. In addition, we have identified and implemented additional review controls over financial reporting to validate information derived from our information systems and ultimately reported in our financial statements. We consider this material weakness remediated.

(c) Changes in ICFR

During the third quarter of 2009, our management has continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. American Apparel intends to aggressively defend any allegations of wrongdoing.

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

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and was recorded as a component of operating expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2009.

        On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situation v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. The Company has not yet been formally served with the plaintiff’s complaint and is currently in the process of reviewing and evaluating the plaintiff’s claims.

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

Other than as stated above, during the nine months ended September 30, 2009, there have been no material changes in the Company’s legal proceedings previously disclosed. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 and Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on August 13, 2009 for information regarding current legal proceedings.

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

During the nine months ended September 30, 2009, there have been no material changes in the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 except for revising the risk factor described below. Please refer to the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2008 (filed with the SEC on March 16, 2009 and August 13, 2009) for a list of the Company’s risk factors.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

10.1	Third Amendment and Agreement, dated as of August 18, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed August 20, 2009 and incorporated by reference herein)

10.2	Waiver to Credit Agreement, dated as of September 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 6, 2009 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2009

AMERICAN APPAREL, INC.

Signature	Title	Date

/S/ DOV CHARNEY	President, Chief Executive Officer and	November 10, 2009
Dov Charney	Director (Principal Executive Officer)

/S/ ADRIAN KOWALEWSKI	Chief Financial Officer and Director	November 10, 2009
Adrian Kowalewski	(Principal Financial Officer)