Form 10-K
period 2009-12-31
AMERICAN APPAREL, INC
filed 2010-03-31
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $258,562,875 based upon the closing price of the common stock on such date as reported by the NYSE Amex.

The number of shares of the registrant’s common stock outstanding as of March 19, 2010 was 71,338,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference into Part III herein. If the 2010 Proxy Statement is not filed in the 120-day period, the Items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2010 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Unless the context indicates otherwise, when we refer to (“we”, “us”, “our”, or the “Company”) in this Form 10-K, we are referring to American Apparel, Inc. and its subsidiaries on a consolidated basis. Our year ends on December 31 and references to fiscal 2009, fiscal 2008 and fiscal 2007 refer to the years ended December 31, 2009, 2008 and 2007, respectively.

Background of American Apparel, Inc.

American Apparel, Inc., a Delaware corporation, was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition Corp., a blank check company formed to acquire an operating business. On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization, amended November 7, 2007, with American Apparel Inc., a California corporation (“Old American Apparel”), and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. Pursuant to the Acquisition, Old American Apparel merged with and into AAI Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Endeavor Acquisition Corp. AAI Acquisition LLC survived the acquisition as a wholly owned subsidiary of our and changed its name to American Apparel (USA), LLC.

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

Overview

We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing for women, men, children and pets through retail, wholesale and online distribution channels. As of December 31, 2009, we operated 281 retail stores in 20 countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. We also operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing directly to consumers.

We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility, acquired in December 2007 and located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility, acquired in May 2008 and located in Garden Grove, California, which has been expanded to including knitting and cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.

Old American Apparel was founded in 1998. Since inception, we have operated our wholesale business. In October 2003, we opened our first retail store in Los Angeles. In 2004, we began our online retail operations, and opened our first retail stores in Canada and Europe. Since 2005, we have opened stores in Asia, Australia, Israel, Latin America, and have further expanded throughout the U.S., Canada, Europe, and Asia.

Business Segments

We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 160 retail stores as of December 31, 2009. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2009, the retail operations in the Canada segment were comprised of 40 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States, and Canada. As of December 31, 2009, the retail operations in the International segment were comprised of 81 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.

The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of our Company. These costs are presented separately and generally include information technology, human resources, accounting and finance, executive compensation and legal. Financial information by segment, together with certain geographical information, for the fiscal years ended December 31, 2009, 2008 and 2007 is included in Note 20 to our consolidated financial statements under Part II, Item 8—Financial Statements and Supplementary Data.

Core Business Strengths

American Apparel has relied on a number of core business strengths that it believes have contributed to its past success and will contribute to its future growth:

Design Vision

American Apparel’s design, vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles offered year-round in a wide variety of colors at reasonable prices. Since its founding, American Apparel has operated with the belief that there is a large potential market among young adults for well-designed, high-quality fashion essentials. Led by Dov Charney, our Chairman of the Board of Directors, Chief Executive Officer and President, our in-house creative team has carefully developed the product line.

Advertising and Branding

American Apparel attracts customers through internally-developed, edgy, high-impact, visual advertising campaigns which use print, outdoor, in-store, and electronic communication vehicles. These advertising campaigns communicate a distinct brand image that differentiates us from our competitors and seek to establish a connection with our customers. Our retail stores are an important part of American Apparel’s branding and convey a modern, internationalist lifestyle. At various times, we have also drawn attention to the “Made in USA” nature of our products and the “Sweatshop Free” environment in which our garments are produced.

Speed to Market

Our vertically integrated business model, with manufacturing and various other elements of our business processes centered in downtown Los Angeles, allows us to play a role in originating and defining new and innovative trends in fashion, while enabling us to quickly respond to market and customer demand for classic styles and new products. For our wholesale operations, being able to fulfill large orders with quick turn-around allows American Apparel to capture business. The ability to quickly respond to the market quickly means that our retail operations can deliver on-trend apparel in a timely manner, adhere to a policy of not discounting product at retail stores and maximize sales on popular styles by replenishing product that would have otherwise sold out.

Quality

American Apparel prides itself on its use of quality fabrics. We have an active quality control department that oversees the in-house production of fabric at its knitting facilities. The quality control department also supervises outside knitting contractors who work to our strict specifications. The quality control department watches closely over the cutting, sewing, dyeing and finishing of our garments at our Los Angeles area facilities. Because cutting and sewing operations are conducted mostly in-house, we believe we have the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities.

Broad Appeal

While initially targeted towards young, metropolitan adults in the U.S., the clean, simple styles and quality of our garments have helped our products appeal to various demographics around the world. We believe that our products appeal has been augmented by, and should continue to benefit from, growing trends toward casual attire and higher quality apparel.

Growth Strategy

As we continue to expand through organic growth, internal initiatives and future acquisitions, we will incur additional material expenses. Two of the key areas in which such increased expenses will likely occur are cost of sales and new merchandise development. Also, as previously noted, in order to grow retail sales, we will have to open new retail locations and hire additional retail personnel to service new retail stores, which will involve an increase in occupancy expense and payroll. In order to grow the wholesale distribution channel, American Apparel will have to hire new sales personnel to service new geographic territories.

To support new merchandise development, expenses will increase as we design new products in existing and new categories. Ongoing infrastructure investment also may be required to support growth. This may include expenditures for new buildings, machinery and equipment, upgraded information systems and additions to our management team.

To reduce the impact of additional material expenses on earnings, we continue to look for ways to improve productivity of current manufacturing operations and to enhance other operating procedures. During 2009, we deployed a new reporting system which is expected to add substantial reporting and analytical capabilities to the corporate finance and accounting and resources.

One such initiative implemented during the year was the second phase of an enterprise resource planning (ERP) system, which included upgrading the financial accounting and wholesale distribution systems for our U.S. operations. We expect to realize gains in operation efficiencies in a number of enterprise-wide processes including inventory and production management.

We have developed a growth strategy that is designed to capitalize on our strengths. The principal elements contributing to the success of this growth strategy are:

Store Expansion

Our growth strategy and the success of our business depends in part on opening new American Apparel retail stores, the renewal of existing store leases on favorable terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. We are committed to expanding our presence in the U.S. while significantly increasing our store footprint in markets throughout Europe and Asia. We expanded our store base, on a net basis, by 21 stores in 2009. As of March 15, 2010, we have signed leases for two additional store locations that we expect to open in 2010. We evaluate proposed sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. Our experience in international markets to date suggests that our brand concept is readily transferable to new geographies.

New Merchandise Introduction

As we expand beyond our original product offering of T-shirts, we are increasing the variety of products available to our growing customer base. We have strategically expanded our product offering to include denim, sweaters, jackets and other products. We also intend to introduce new merchandise to complement these existing products, and attract new customers.

Continue In-Sourcing Manufacturing Activities

We have explored making strategic acquisitions to consolidate our manufacturing operations and continue to produce high quality products. In December 2007, we expanded operations to include a new facility in South Gate, California where, commencing January 2008, we began cutting, sewing and garment dyeing a portion of our production. In May 2008, we acquired a fabric dyeing and finishing plant in Garden Grove, California, and have since added cutting, sewing and knitting operations to the facility. We believe that bringing certain elements of our production process in-house affords us the opportunity to exert higher quality control while also lowering production costs. We intend to continue to pursue strategic opportunities to further consolidate our operations while maintaining that production in the United States.

Enhance Information Systems Infrastructure

We successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This phase included the conversion of our systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. The resulting operating information and control systems have represented a substantial improvement over our legacy systems. We have also completed the second phase of the ERP implementation, which included upgrading the financial accounting and control systems for our U.S. operations. The second phase was completed in 2009. In conjunction with the implementation of this ERP system, we intend to maintain a continued focus on enhancing our information systems infrastructure and believe this approach will further optimize operations.

Manufacturing Operations

We conduct all of our manufacturing operations in the Los Angeles metropolitan area, and principally at our cutting and sewing facility in downtown Los Angeles, California. In January 2008, we began cutting, sewing, and garment dyeing a portion of our output in a new facility in South Gate, California which was acquired in December 2007. In May 2008, we acquired an additional facility in Garden Grove, California with cutting, dyeing and sewing capacity. Operations in this facility began in June 2008.

We purchase yarn which is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. We currently conduct a portion of our knitting operations in-house at our knitting facilities in Los Angeles and Garden Grove, California. We operate circular and flat knitting machines, producing jersey, piqué, fleece and ribbing using cotton and cotton/polyester yarns. We also utilize third-party commissioned knitters. Our knitting facilities knit approximately 80% of the total fabric used in our garments, and employed a staff of approximately 110 people, as of December 31, 2009.

Knitted greige fabric produced by our Los Angeles and Garden Grove facilities or by other commissioned knitters is batched for bleaching and dyeing and transported to our dyeing and finishing facilities, or other commissioned dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. Our dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 99% of the total fabric used in our garments, and employed a staff of approximately 260 people, as of December 31, 2009.

Most fabric is shipped to our primary manufacturing facility in downtown Los Angeles, where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Some fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from five to 15 operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. We also manufacture some hosiery in-house at this facility, where it does knitting, inspection, and packing, and uses off-site contractors for washing and boarding. Approximately 3,500 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility as of December 31, 2009.

We purchase yarn, certain fabrics and other raw materials from a variety of vendors during the course of a year. We do not have any major suppliers of raw materials that we rely on exclusively to support our production operations. The inputs that we use are produced competitively by a large number of potential suppliers. Since the inputs are commodities in nature, we believe that we could easily source our inputs from other vendors if the current suppliers were not able to meet our needs.

We maintain two warehouses, in addition to the warehouse and distribution center at our downtown Los Angeles facility, in the Los Angeles metropolitan area, where we store fabric rolls, trims, and finished goods. We also maintain warehouses in Montreal, Quebec and Neuss, Germany.

Retail

As of December 31, 2009, our retail operations consisted of 281 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. We opened our first retail location in October 2003, in the Echo Park neighborhood of Los Angeles, California. Our retail operations principally target young adults aged 20 to 32 through our unique assortment of fashionable clothing and accessories and our compelling in-store experience. We have established a reputation with our customers, who are culturally sophisticated, creative, and independent-minded. The product offering includes women’s and men’s basic apparel and accessories, as well as new lines for children and pets. Stores average approximately 2,500-3,000 square feet of selling space. Our stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.

We strive to instill enthusiasm and dedication in store management personnel and sales associates through regular communication with the stores. Store personnel receive minimum hourly compensation and receive discretionary incentive compensation based on meeting sales and profitability benchmarks.

Wholesale

Our wholesale operations sell to over a dozen authorized distributors and approximately 10,000 screen printers and advertising specialty companies. These screen printers and advertising specialty companies decorate our blank product with corporate logos, brands and other images. Our wholesale customers sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including corporations, sporting venues, concert promoters, athletic leagues, and educational institutions, among others. In order to better serve customers, we allow customers to order products by the piece, by the dozen, or in full case quantities. We also, to a lesser extent, fulfill custom and private-label orders. We do not have any major customers that account for ten percent or more of total consolidated net sales.

To serve our wholesale customers, we operate a call center out of our Los Angeles headquarters. The call center is staffed with approximately 40 customer service representatives initiating sales calls, answering incoming phone calls, emails, and faxes, assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. On average, the call center receives 800 calls daily and operates from Monday to Friday, 10am to 9pm, Eastern Standard Time (“EST”).

While we operate primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet demand, our in-house manufacturing capacity also allows us to fulfill large orders in a timely fashion. We capitalize on our inventory position by providing a quick turn-around on customer orders. Credit approved orders to be shipped by ground service are generally shipped the same day when received before 7:30pm EST while those to be shipped by air are generally shipped the same day when received by 6:30pm EST. The majority of our wholesale and internet customer orders are processed within these parameters. For these reasons, we do not typically maintain a large backlog of orders.

Online Consumer Sales

Since 2004, we have operated an online consumer e-commerce website, which offers our products for purchase. This e-commerce website, located at www.americanapparel.com, has localized storefronts for the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, Korea, and Australia. For segment reporting purposes U.S. online sales are included in the U.S. Wholesale business segment. Canada online sales are included in the Canada business segment, and overseas online sales are included in the International business segment.

Brand, Advertising, and Marketing

Our advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention and support key growth strategies. Our in-house creative team works to create edgy, high-impact, provocative ads which are produced year-round and are featured in leading national and local lifestyle publications, on billboards, and on specialty online websites. We maintain a photo studio at our headquarters. Content for our website and online store are also generated internally at American Apparel. While the primary intent of this advertising is to support our retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising.

For our wholesale operations, we utilize industry trade shows to expand and enhance customer relationships, exhibit product offerings and share new promotions with customers. We participate in approximately two dozen trade shows annually. We also produce print catalogs of our wholesale products, designed to be of the standard of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products.

Product Development

We employ an in-house staff of designers and creative professionals to develop updated versions of timeless, iconic styles. Led by Dov Charney, this team takes its inspiration from classic styles of the past, as well as the latest emerging fashion trends. Our design team will often continue to update or renew a style long after its launch.

Intellectual Property

Our trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. In the United States, we are the registered owner of the “American Apparel®,” “Classic Girl®,” “Standard American®,” “Classic Baby®,” and “Sustainable Edition®” trademarks, among others.

Competition

The specialty retail, online retail and wholesale apparel businesses are each highly competitive. The apparel industry is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. We believe that our emphasis on quality fashion essentials mitigates these factors.

Our retail operations compete on the basis of store location, the breadth, quality, style, and availability of merchandise, the level of customer service offered, and the price of goods for similar brand name quality. While we believe that the fit and quality of our garments, as well as the broad variety of colors and styles of casual fashion essentials that we offer, helps differentiate us, we compete against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include, but are not limited to, The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of these companies have substantially greater name recognition than American Apparel. Many of these companies also have greater financial, marketing, and other resources when compared to American Apparel.

The wholesale business competes with numerous wholesale companies based on the quality, fashion, availability, and price of our wholesale product offering. These companies include Gildan, Activewear, Hanesbrands, Russell Athletic and Fruit of the Loom. Many of these companies have greater name recognition than American Apparel in the wholesale market. Many of these companies also have greater financial and other resources when compared to American Apparel.

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

Seasonality

We experience seasonality in our operations. Historically, sales during the second and third fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.

Employees

As of December 31, 2009, we employed a work force of approximately 10,000 employees worldwide. To ensure our long-term success, we must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.

We view our employees as long-term investments and adhere to a philosophy of providing employees with decent working conditions in a technology-driven environment which allows us to attain improved efficiency, while promoting employee loyalty. We provide a compensation structure and benefits package for manufacturing employees that includes above-market wages, company-subsidized health insurance, free English language classes, free massage, free parking, as well as other benefits. We also provide for a well-lit working environment that is properly ventilated and heated or cooled in our manufacturing facilities. These working conditions, as well as compensation and benefits packages, are key elements in achieving our desire to be an “employer of choice” in the Los Angeles area. None of our employees are covered by a collective bargaining agreement. We have never had a strike and we believe that our relations with our employees are excellent. We make diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which we conduct operations. See “Risk Factors—We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.” Also see “Risk Factors—Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.”

Information Technology

We are committed to utilizing technology to enhance our competitive position. Our information systems provide data for production, merchandising, distribution, retail stores and financial systems. Our core business systems, which consist of both purchased and internally developed software, are accessed over a company-wide network providing corporate employees with access to key business applications. We dedicate a significant portion of our information technology resources to web services, which include the operation of our corporate website at www.americanapparel.net and our online retail site at www.americanapparel.com.

To support continued growth, we have initiated a strategic review of our information systems. We have implemented an ERP system that replaced, enhanced and integrated many elements of our existing information systems. We operated a number of unrelated information technology systems that resulted in operational inefficiencies and in some cases increased costs. Implementation of the new ERP system was a multi-phased project with the first phase, covering manufacturing and production planning, having been completed during 2008, and the second phase, covering the financial accounting and wholesale distribution systems of our U.S. operations, was completed in the first half of 2009.

Environmental Regulation

Our operations are subject to various environmental and occupational health and safety laws and regulations. Because we monitor, control and manage environmental issues, we believe we are in compliance in all material respects with the regulatory requirements of those jurisdictions in which our facilities are located. In line with our commitment to the environment as well as to the health and safety of its employees, we will continue to make expenditures to comply with these requirements, and does not believe that compliance will have a material adverse effect on our business.

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

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas, such as apparel, which have recently deteriorated significantly in the United States and many other countries and regions and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business that could potentially cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic conditions and political conditions, acts of terrorism, consumer perceptions of personal well-being and security and other macroeconomic factors affecting consumer spending behavior. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. A decrease in consumer discretionary spending as a result of the current economic conditions may decrease the demand for our products. If consumer spending continues to slow down or decrease, we will not be able to improve our same store sales. In addition, reduced consumer spending may cause us to lower prices, suffer significant product returns from our customers or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.

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

Our liquidity may be negatively impacted if one of our lenders under our credit agreements or other debt agreements, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our debt agreements. The current economic environment could cause our lenders, counterparties and others to breach their obligations to us under our contracts with them, which could include failures of banks or other financial service companies to fund required borrowings under our debt agreements, to pay us amounts that may become due under our derivative contracts for interest rates and foreign currencies, and to pay us amounts that may become due under other agreements or our counterparties might limit or place burdensome conditions upon future transactions with our. Any of the foregoing could adversely impact our business, financial condition and results of operations.

Also, if we attempt to obtain future financing, the credit market turmoil could negatively impact our ability to obtain such financing. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness or pay capital expenditures, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. In addition, the credit market turmoil could negatively impact certain of our customers and suppliers which could lead to a decrease in demand for our products and could have a material adverse impact on our financial condition and operating results.

Further, market conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash and thereby potentially increase funding obligations, which, if severe and sustained, could have material and adverse impacts on our results of operations and cash flows.

American Apparel has significant indebtedness and a failure to generate significant cash flow could render it unable to service its obligations and may place it at a competitive disadvantage and limit its ability to pursue its expansion plans.

As of December 31, 2009, American Apparel has substantial indebtedness, including $6.2 million of borrowings under our revolving credit facility and $65.6 million of borrowings under our facility with Lion (as defined below). The borrowings under our revolving credit facility bear interest at LIBOR plus 4.5% per annum, or prime rate (which rate can in no event be lower than LIBOR plus 2.5% per annum) plus 2.5% per annum, at our option, and the borrowings under our facility with Lion Capital LLP bear interest at 15% per annum (excluding debt discount), payable quarterly in arrears, in each case plus an additional 2% per annum if we are in default under such facility. Our ability to service this indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness. Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

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

In addition, the terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business, including limitations on capital expenditures. See “The terms of our indebtedness contain various covenants that may limit our business activities” below.

It is uncommon for companies involved in the retail apparel business to operate with such a high level of indebtedness due to the underlying volatility of this business. Despite the attendant risks, American Apparel may have to enter into new credit facilities, or possibly issue additional common stock, to finance its planned retail expansion. There can be no assurances that American Apparel will have access to any such financing on commercially reasonable terms or that it will be able to open its planned number of new stores in 2010 or beyond.

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

The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, is fragmented and highly competitive. Prices of certain products we manufacture, particularly T-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise, including The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than American Apparel and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. We face a variety of competitive challenges, including:

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

We depend on the efforts and skills of our management team, and the loss of services of one or more members of this team, each of whom have substantial experience in the apparel industry, could have an adverse effect on our business. Our senior officers closely supervise all aspects of our business, in particular the design and production of merchandise and the operation of our stores. Because we have never operated as a public company prior to the Acquisition, we need to enhance our management team, including those responsible over financial reporting, to address the reporting requirements of a public company. If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In particular, we believe we have benefited substantially from the leadership and strategic guidance of Dov Charney. The loss of Dov Charney would be particularly harmful as he is considered intimately connected to our brand identity and is the principal driving force behind our core concepts and designs. He is also the driving force behind our growth strategy.

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

We rely heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to American Apparel. As a result, we could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. We may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and ability to complete. If we are not able to continue to attract and retain sufficient employees, our manufacturing capabilities, operations and financial results would be adversely affected.

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

We anticipate that we will incur significant costs related to starting up and maintaining additional foreign operations. Costs may include, and will not be limited to, obtaining prime locations for stores, setting up foreign offices and distribution facilities and hiring experienced management. These increased demands may cause us to operate our business less effectively, which in turn could cause deterioration in the performance of our stores. Furthermore, our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

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

American Apparel trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. In the United States, American Apparel is the registered owner of the “American Apparel®,” “Classic Girl®,” “Standard American®,” “Classic Baby®,” and “Sustainable Edition®” trademarks, among others. Our products are noted for their quality and fit, and our edgy, distinctive branding has differentiated it in the marketplace. As such, the trademark and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademark and brand against infringement, but we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.

Our ability to attract customers to our stores depends heavily on the success of the shopping areas in which they are located.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping areas. Net sales at these stores are partly dependent on the volume of traffic in those shopping areas.

Our stores benefit from the ability of a shopping area’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping areas. We cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. In addition, factors beyond our control impact shopping area traffic, such as economic conditions nationally or in a particular area, competition from internet retailers, changes in consumer demographics in a particular market, the closing or decline in popularity of other stores in the shopping areas where our stores are located, deterioration in the financial conditions of the operators of the shopping areas or developers and consumer spending levels. The slowdown in the U.S. economy has negatively affected consumer spending and reduced shopping area traffic. A significant decrease in shopping area traffic could have a material adverse effect on our financial condition or results of operations. Furthermore, in pursuing its growth strategy, we will be competing with other retailers for prominent locations within the same successful shopping areas. If we are unable to secure these locations or unable to renew store leases on acceptable terms—as they expire from time-to-time—we may not be able to continue to attract the number or quality of customers we normally have attracted or would need to attract to sustain our projected growth. All these factors may also impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

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

In addition, our indebtedness requires us to comply with certain financial ratios and maintain certain amounts of unused availability under our revolving credit facility. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. See “Risk Factors—Failure of American Apparel to remain in compliance with certain financial covenants under its financing arrangements could result in the acceleration of its debt payment obligations.” Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements”.

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

The financing agreements between us and our lenders contain certain financial covenants relating to our capital expenditure limitations, availability under its revolving credit facility and debt to EBITDA ratios. Failure of American Apparel to maintain compliance with any of these financial covenants can result in American Apparel being unable to borrow under its revolving credit facility, which it utilizes to access its working capital, and may adversely affect the ability of American Apparel to finance and continue its operations. Such a failure could also result in an increase in the interest rate payable under the financing arrangements and acceleration of the outstanding debt in its entirety, and may adversely affect the ability of American Apparel to obtain financing that may be necessary to effectively operate its business and grow the business going forward.

Substantially all of our assets are used to secure our credit facilities, certain term loans and equipment leasing agreements.

Our credit facilities are secured by substantially all of our assets including cash, inventory and accounts receivable, and our second lien term loan facility is also secured by substantially all assets of our. All leasing agreements are secured by equipment provided by the leasing arrangement. In the event of a default on these agreements, substantially all of the assets of American Apparel could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

Cost increases in the materials or labor used to manufacture our products could negatively impact our business and financial condition.

The manufacture of our products is labor intensive and utilizes raw materials supplied by third parties. An important part of American Apparel branding and marketing is that our products are made in the United States. The Federal Trade Commission has stated that for a product to be called “Made in USA”, or claimed to be of domestic origin without qualifications or limits on the claim, the product must be “all or virtually all” made in the U.S. The term “United States” includes the 50 states, the District of Columbia, and the U.S. territories and possessions. “All or virtually all” means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no - or negligible - foreign content. We meet the FTC’s “Made in USA” standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the U.S., either directly by us in our knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the U.S. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the United States could also force us to move all or a portion of our manufacturing overseas, which could adversely affect the American Apparel brand identity. Similarly, increases in the prices we pay to the suppliers of the raw materials used in the manufacturing of our products could adversely affect our financial condition and ability to compete and could force us to seek to offset increased raw material costs by relocating all or a portion of our manufacturing overseas to locations with lower labor costs.

Unionization of employees at our facilities could result in increased risk of work stoppages and high labor costs.

Our employees are not party to any collective bargaining agreement or union. If employees at our manufacturing or distribution facilities were to unionize, our relationship with our employees could be adversely affected. We would also face an increased risk of work stoppages and higher labor costs. Accordingly, unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products, curtail operations and/or relocate all or a portion of our operations overseas.

We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We also are subject to numerous federal and state labor laws, such as minimum wage laws and other laws relating to employee benefits. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could adversely affect our profitability. We are currently defending one wage and hour suit. Should this matter be decided against us, we could incur substantial liability, experience an increase in similar suits, and suffer reputational harm. We are unable to predict the financial outcome of this matter at this time, and any views we form as to the viability of this claim or the financial exposure in which it could result may change. No assurance can be made that this matter, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of our pending litigation.

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

As is the case with manufacturers in general, if a release of hazardous substances occurs on or from its properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at any of its properties, We may be held liable. The amount of such liability could be material.

Our manufacturing operations are located and will be located in higher-cost geographic locations, placing us at a possible disadvantage to competitors that have a higher percentage of their manufacturing operations overseas.

Despite the general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, our textile manufacturing operations are still located in the United States, which is a higher-cost location relative to these offshore locations. In addition, our competitors generally source or produce a greater portion of their textiles from regions with lower costs than American Apparel, which also places us at a cost disadvantage. Our competitor’s lower costs of production may allow them to offer their products at a lower price than our selling prices for similar products. This could force us to lower our margins or to compete more vigorously with non-price competitive strategies to preserve our margins and sales volume.

Our reliance on operational facilities located in the same vicinity makes our business susceptible to disruptions or adverse conditions affecting the location of our facilities.

We conduct all of our manufacturing operations in the Los Angeles metropolitan area. Specifically, we operate principally out of its 800,000 square foot facility in downtown Los Angeles, which houses our executive offices, as well as our cutting, sewing, and distribution operations. We also operate a knitting facility in Los Angeles, California; a cutting, sewing, garment dyeing and finishing facility in South Gate, California; a fabric dyeing and finishing facility in Hawthorne, California, a cutting, sewing, fabric dyeing and finishing facility in Garden Grove, California; as well as a warehouse facility in Commerce, California and Los Angeles, California. As a result, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances.

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

The efficient operation of our stores and wholesale business depends on the timely receipt of merchandise from our distribution centers. Independent third party transportation companies deliver a substantial portion of our merchandise to our stores. These shippers may not continue to ship our products at current pricing or terms. These shippers may employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by these third parties to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition and results of operations.

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

Because we utilize foreign suppliers and sell into foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

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

We are subject to regulatory inquiries, investigations, claims and suits. We are currently defending one wage and hour suit, one sexual harassment suit and responding to several allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. Furthermore, the previous insurer for our employment practices liability insurance policy alleges that the sexual harassment suit is not covered by that insurance policy. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of American Apparel’s pending litigation.

The process of upgrading our information technology infrastructure may disrupt our operations.

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We have performed an evaluation of our information technology systems and requirements and have implemented upgrades to our information technology systems supporting the business. These upgrades involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

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

We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 25.3% of total net sales for the year ended December 31, 2009. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on its customers. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

A failure in our Internet operations could significantly disrupt our business and lead to reduced sales and reputational damage.

Our online retail operations accounted for approximately 6.7% of net sales for the year ended December 31, 2009 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

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

We have identified certain material weaknesses in our internal control over financial reporting as of December 31, 2009.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2009, as further described in Item 9A of this Annual Report on Form 10-K. These material weaknesses relate to our control environment and our financial controls and reporting process.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, due to the identified material weaknesses, management has concluded that as of December 31, 2009, our disclosure controls and procedures were ineffective. The existence of material weaknesses could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis and, as a result, we may be unable to timely meet our reporting obligations with the SEC. The existence of material weaknesses also could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE Amex, the SEC and other regulatory authorities.

We are currently being audited by government tax agencies regarding our operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact our financial conditions and operations.

As of December 31, 2009, we are being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes for certain previous years. We believe that we properly assess and remit all required sales, VAT, income, and other taxes in the applicable jurisdictions and, we account for any uncertain tax position or tax contingency in accordance with the provisions of ASC 740—“Income Taxes” or ASC 450—“Contingencies” , respectively. We have accrued approximately $6.5 million and $1.9 million as of December 31, 2009 and 2008, respectively, for all uncertain income tax positions and non-income tax contingencies. In determining the amounts related to the uncertain tax position, we recognize the benefits that have a greater than 50% probability of being sustained under audit. The actual amount upheld under audit with the relevant taxing authorities could be materially different than our estimates. At December 31, 2009 and 2008, we have recognized approximately $5.1 million and $0.9 million, respectively, related to uncertain income tax positions. For non-income tax contingencies, we estimate the probability of the related exposure and record a reserve if it is probable that a contingent liability exists. At December 31, 2009 and 2008, we have recorded $1.4 million and $1.0 million, respectively, related to non-income tax related tax contingencies.

There will be a substantial number of shares of American Apparel’s common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel’s common stock.

The consideration issued in the Acquisition to the American Apparel stockholders included 37,258,065 shares of American Apparel common stock that was issued at the closing to Dov Charney. The resale of these shares has not been registered and these shares are restricted securities under the securities laws. In addition, all of these shares are subject to lock-up agreements and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of American Apparel’s common stock.

In addition, we have outstanding warrants exercisable to purchase an aggregate of 17 million shares of its common stock, representing on an as-converted basis approximately 18% of the outstanding common stock (after giving effect to the issuance of the shares underlying such warrants). SOF Investments, L.P.—Private IV (“SOF”) holds a warrant, expiring on December 19, 2013, to purchase one million shares of American Apparel common stock at an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. In addition, Lion Capital (Guernsey) II Limited (“Lion”) holds a warrant, expiring on March 13, 2016, to purchase 16 million shares of American Apparel common stock at an exercise price of $2.00 per share, which exercise price is subject to adjustment under certain circumstances.

Our stock price may be volatile.

Our stock price may fluctuate substantially as a result of quarter to quarter variations in the actual or anticipated financial results of our or other companies in the retail industry or markets served by our. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies. Failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

If we are unable to maintain our listing of American Apparel’s securities on the NYSE Amex or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our common stock is currently traded on the NYSE Amex. If for any reason the NYSE Amex should delist our securities from trading on its exchange, and we are unable to obtain listing on the Nasdaq or another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage for our Company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•

a determination that its common stock is a “penny stock,” if the securities sell for a substantial period of time at a low price per share which would require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock.

Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

In connection with the closing of the financing transaction with Lion, Mr. Charney and Lion entered into a voting agreement, dated March 13, 2009 (the “Investment Voting Agreement”), and the Company and Lion entered into an investment agreement, dated March 13, 2009 (the “Investment Agreement”). Pursuant to the Investment Agreement, Lion has the right to designate up to two persons to our Board of Directors and a board observer (or, if our Company increases its board size to 12, Lion has the right to designate up to three persons to our Board of Directors and no board observers), subject to maintaining certain minimum ownership thresholds of, or shares issuable under, the warrant (the “Lion Warrant”) issued on March 13, 2009, to Lion to purchase 16 million shares of Company common stock at an exercise price of $2.00 per share, which exercise price is subject to adjustment under certain circumstances. Though no change to the existing Board of Directors composition is required under the Investment Agreement, we may consider changes in lieu of increasing the size of our Board of Directors. Two Lion designees were elected to our Board of Directors at our annual meeting of stockholders, which was held on October 28, 2009. The Investment Agreement also provides that for so long as Lion has the right to designate any person for nomination for election to our Board of Directors pursuant to the Investment Agreement, we will not increase the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above).

Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of common stock in favor of Lion’s designees, provided that Mr. Charney’s obligation to so vote terminates if he owns less than 6,000,000 shares of Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of Mr. Charney and, each other designee of Mr. Charney, provided that Lion’s obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900,000 shares of

Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by our or any subsidiary of our and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement, as extended by a letter agreement, dated March 13, 2009, between Mr. Charney and Lion.

Accordingly, the parties to the Investment Agreement and the Investment Voting Agreement are able to control the election of directors. Mr. Charney beneficially owns approximately 52.8% of our outstanding common stock and voting power (such calculation does not give effect to dilution as a result of any exercise of the Lion Warrant or the warrant (the “SOF Warrant”), issued on December 19, 2008, to SOF to purchase one million shares of our common stock at an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances). This concentration of ownership and the Investment Voting Agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the current market price for their shares of our common stock. Furthermore, Mr. Charney and Lion may also have interests that differ from yours and may vote their shares of our common stock in a way with which you disagree and which may be adverse to your interests.

Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues, operating income, net income and earnings per share, as well as future cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses. We utilize certain foreign currency forward exchange contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. These hedges are designed to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets as well as widening interest rate differentials and the volatility of the foreign exchange market. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results. In addition, while the hedges are designed to reduce volatility over the forward contract period, the contracts are not treated as hedges for accounting purposes, and therefore can create volatility in earnings during the period. The degree to which our financial results are affected for any given period will depend in part upon our hedging activities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased:

Los Angeles, California	Headquarters, Sewing, Cutting, and Distribution

Los Angeles, California	Knitting Facility

Los Angeles, California	Warehouse Facility

Hawthorne, California	Fabric Dyeing and Finishing Facility

South Gate, California	Cutting, Sewing, Garment Dyeing and Finishing Facility

Garden Grove, California	Cutting, Sewing, Knitting, Fabric Dyeing and Finishing Facility

Commerce, California	Warehouse Facility

Montreal, Quebec	Executive Offices, Distribution

Düsseldorf, Germany	Offices, Distribution

Neuss, Germany	Distribution

London, England	Offices

Tokyo, Japan	Offices

Seoul, South Korea	Offices

The lease on our headquarters facility in Los Angeles expired on December 31, 2008 and was renewed in July 2009. The current expiration date is July 31, 2019.

All of our retail stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of five to ten years with renewal options for an additional five to ten years. Most of these leases provide for base rent, as well as maintenance and common area charges, real estate taxes and certain other expenses. Selling space of opened stores will sometimes change due to store renovations that modify space utilization, use of staircases, the configuration of cash registers, and other factors. As well, a number of our store locations have undergone expansions in the past several years.

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2009:

Domestic Locations (160)

Arizona (3)

Scottsdale

Tempe

Tucson

California (42)

Arcadia

Berkeley (2)

Burlingame

Camarillo

Claremont

Commerce

Costa Mesa

Gilroy

Los Angeles—

  Cherokee

  Echo Park

  Factory Store

  Hollywood

  Little Tokyo

  Los Feliz

  Melrose

  Robertson

  Westwood Village

  West Hollywood

Huntington Beach

La Jolla

Malibu

Manhattan Beach

Napa

Palo Alto

Pasadena

Rancho Cucamonga

San Diego—

  Fashion Valley

  Gaslamp

  Hillcrest

  Pacific Beach

San Francisco—

  China Gate

  Haight Ashbury

  Union Street

Santa Ana

Santa Barbara

Santa Clara

Santa Cruz

Santa Monica—

  Main Street

  Third Street Promenade

California (cont’d.)

Studio City

Ventura

Colorado (2)

Boulder

Denver

Connecticut (2)

New Haven

South Norwalk

District of Columbia (2)

Georgetown

Lincoln Square

Florida (12)

Boca Raton

Coconut Grove

Gainesville

Key West

Miami Beach—

  Lincoln Road

  Ocean Drive

  Sunset Drive

  Washington

Orlando

St. Augustine

Sunrise

Wellington

Georgia (3)

Atlanta—

  Lenox Mall

  Little Five Points

Savannah*

Hawaii (2)

Honolulu

  Ala Moana

  Kalakaua Road

Illinois (7)

Chicago—

  Belmont & Clark

  Gold Coast

  Lincoln Park

  Wicker Park

Evanston

Oak Brook

Schaumburg

Louisiana (1)

New Orleans

Maryland (4)

Annapolis

Baltimore

Bethesda

Silver Spring

Massachusetts (4)

Boston—

  Back Bay

  Newbury Street

Cambridge

Wrentham

Michigan (3)

Ann Arbor

East Lansing

Royal Oak

Minnesota (2)

Bloomington

Minneapolis

Missouri (1)

Kansas City

Nebraska (1)

Omaha

Nevada (4)

Las Vegas—

  Boca Park

  Caesars Palace

  Miracle Mile

  Premium Outlets

New Jersey (5)

Cherry Hill

Edison

Hoboken

Paramus

Short Hills

New York (24)

Bleecker Street

Brooklyn—

  Carroll Gardens

  Court Street

  Park Slope

  Williamsburg

Central Valley

Garden City

New York (cont’d.)

Manhattan—

  Chelsea

  Columbia University

  Columbus Circle

  FIT

  Flatiron

  Gramercy Park

  Harlem

  Hell’s Kitchen

  Lower Broadway

  Lower East Side

  Noho

  Soho

  Tribeca

  Upper East Side

  Upper West Side

Riverhead

White Plains

North Carolina (2)

Charlotte—

  Camden Road

  SouthPark Mall

Ohio (3)

Cincinnati

Cleveland

Columbus

Oregon (4)

Eugene

Portland—

  Hawthorne Blvd.

  Stark Street

  Tigard

Pennsylvania (5)

King of Prussia

Philadelphia—

  Sansom Common

  Walnut Street

Pittsburgh—

  Shadyside

  Univ. of Pittsburgh

Rhode Island (1)

Providence

South Carolina (2)

Charleston

Columbia

Tennessee (2)

Memphis

Nashville

Texas (8)

Austin—

  Congress Ave

  Guadalupe Street

Dallas—

  Mockingbird
  NorthPark Center

Houston

Round Rock

San Antonio—

  La Cantera

  North Star Mall

Utah (1)

Salt Lake City

Vermont (1)

Burlington

Virginia (1)

Richmond

Washington (4)

Lynnwood

Seattle—

  Capitol Hill

  Downtown Seattle

  University Way

Wisconsin (2)

Madison

Milwaukee

*	Closed in 2010

Canada (40)

Alberta (5) Calgary— 17th Avenue Market Mall Sunnyside-10th Ave. Edmonton— 82nd Avenue West Edmonton Mall	British Columbia (8) Burnaby Kelowna Vancouver— Granville Park Royal Robson Street South Granville West 4th Street Victoria Manitoba (1) Winnipeg Nova Scotia (1) Halifax

Ontario (13)

Kingston

London

Ottawa—

  Rideau Centre

  Westboro

Thornhill

Toronto—

  Bloor Street

  College Street

  Queen Street

  Sherway Gardens

  Yonge & Dundas

  Yonge & Eglington

  Yorkdale Shopping Centre

Vaughan

Quebec (11)

Laval

Montreal—

  Cote-des-Neiges

  Cours Mont-Royal

  Mont-Royal Est

  St-Denis

  Ste-Catherine West

  Ste-Catherine Est

Pointe-Claire

Quebec—

  Place Laurier

  Rue St-Jean

Westmount

Saskatchewan (1)

Saskatoon

International Locations (81)

Europe (51)

Austria (1)

Vienna

Belgium (1)

Antwerp

France (10)

Aix-en-Provence

Paris—

  Marais

  Vielle du Temple

  Beaurepaire

  Avenue Victor Hugo

  Saint-Germain

  Saint-Honore (2)

  Galeries Lafayette

Toulouse

Italy (3)

Florence

Milan

Rome

Netherlands (3)

Amsterdam—

  Westerstraat

  Utrechtsestraat

Rotterdam

Germany (14)

Berlin—

  Alte Schönhauser Strasse

  Bayreuther Strasse

  Münzstrasse

Cologne

Dresden

Düsseldorf

Frankfurt

Hamburg—

  Jungfernstieg

  Schanzenstrasse

Heidelberg

Mannheim

Munich—

  Schellingstrasse

  Sendlinger Strasse

Stuttgart

Spain (1)

Barcelona

Sweden (2)

Stockholm

  Götgatan

  Kungsgatan

Switzerland (2)

Zurich—

  Josefstrasse

  Rennweg

United Kingdom (13)

Brighton

Bristol

Glasgow

Liverpool

London—

  Camden High Street

  Carnaby Street

  Covent Garden

  Kensington High Street

  Oxford Street

  Portobello Road

  Shoreditch

Manchester

Nottingham

Ireland (1)

Dublin

Israel (2) Jerusalem Tel Aviv Mexico (4) Mexico City— La Roma Polanco Monterrey Playa del Carmen* Brazil (1) São Paulo Australia (3) Adelaide Melbourne Sydney	Asia (20) China (3) Beijing— Nali Mall World Trade Center Shanghai Japan (9) Fukuoka Osaka— Chayamachi Shinsaibashi Tokyo— Azabujuban Daikanyama Jiyugaoka Shibuya (2) Yokohama	South Korea (8) Busan Daegu Seongnam Seoul— Chungdam Dae Hak Ro Hong Dae Kangnam Myung-dong

*	Closed in 2010

Store Pipeline

As part of our new store expansion, at any one time we may have store locations under signed leases which are in the process of being opened. The store pipeline, as of March 31, 2010, included a location in Chicago, Illinois and a location in Leeds, United Kingdom. Through March 31, 2010, we have opened one location in Waterloo, Ontario.

Item 3.	Legal Proceedings

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. While there can be no assurances, we do not expect that any of our pending legal proceedings will have any material financial impact on our results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District, wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. We deny all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of our motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of actions: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, we filed our answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for our directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. We intend to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain of our managers, supervisors and other employees in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. we intend to aggressively defend any allegations of wrongdoing.

On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situation v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties’ agreement to stay this matter for approximately six months, during which the parties will mediate Plaintiff’s claims. In the event mediation is unsuccessful, the parties have agreed to submit this matter to binding arbitration. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of this matter at this time, and any views we form as to the viability of this claim or the financial exposure in which it could result may change from time to time. No assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

We are currently engaged in several other employment-related claims and other matters incidental to our business. We believe that all such claims against us are without merit, and we intend to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal market on which our common stock is traded is the NYSE Amex. Our common stock is traded under the symbol APP. Our units (the “Endeavor Units”) and warrants (the “Endeavor Warrants”), which were issued in the initial public offering of Endeavor Acquisition Corp., traded on the American Stock Exchange (now the NYSE Amex) under the symbols APP-U and APP-WS, respectively, until March 7, 2008, when all outstanding Endeavor Warrants were redeemed.

Each Endeavor Unit was comprised of one share of common stock and one Endeavor Warrant. Prior to the Acquisition, the Endeavor Units, common stock and Endeavor Warrants were traded on the American Stock Exchange (now the NYSE Amex) under the symbols EDA-U, EDA and EDA-WT, respectively. The Endeavor Units commenced trading on the NYSE Amex on December 16, 2005, and the common stock and Endeavor Warrants commenced trading on March 6, 2006.

The following table sets forth the range of high and low sales prices for the Endeavor Units, our common stock and the Endeavor Warrants for the periods indicated.

	Common Stock		Units		Warrants
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	$8.45	$1.55	$—	$—	$—	$—
Third Quarter	10.05	5.48	—	—	—	—
Second Quarter	9.97	5.90	—	—	—	—
First Quarter (3/1/08 – 3/7/08)	14.45	8.50	17.78	17.78	6.00	5.90
2009:
Fourth Quarter	$3.55	$2.42
Third Quarter	4.20	2.80
Second Quarter	6.97	2.66
First Quarter	3.70	1.20

Holders

On March 30, there were 1,385 recordholders and approximately 10,006 beneficial holders of our common stock.

Dividends

As a public company, we have not paid any cash dividends. Certain cash dividends and distributions were paid by Old American Apparel to its principal stockholders prior to becoming a public company. We intend to continue to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions to shareholders.

Units, Common Shares and Warrants

The Endeavor Warrants and common stock comprising the Endeavor Units became separately tradable on March 7, 2006. Each Endeavor Warrant entitled the holder to purchase from American Apparel one share of American Apparel common stock at an exercise price of $6.00. On February 6, 2008 we called for redemption, and on March 7, 2008 redeemed all of our issued and outstanding Endeavor Warrants. Prior to the redemption date of March 7, 2008, 16,153 of the 16,165 Endeavor Warrants outstanding at December 31, 2007 were exercised. The remaining 12 Endeavor Warrants were redeemed by us at a price of $.01 per Warrant. As a result, the Endeavor Units and the Endeavor Warrants ceased to be outstanding and ceased to be registered, pursuant to Section 12(b) on March 7, 2008.

On December 19, 2008, in connection with an extension of the SOF Credit Agreement, we issued the SOF Warrants. On March 13, 2009, in connection with the Lion financing, we issued the Lion Warrants. The warrants were issued to SOF and Lion in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The SOF Credit Agreement provided that if we failed to raise $16 million of financing by March 13, 2009, we would be required to issue to SOF an additional warrant to purchase two million shares of Company common stock at an exercise price of $2.00 per share and on other terms substantially identical to the terms of the SOF warrant issued to SOF in December 2008 in connection with the extension of the SOF Credit Agreement. As a result of the repayment in full of the SOF Credit Agreement with the proceeds of the loans under the Lion Credit Agreement, we were not required to issue to SOF the additional warrant.

For further discussion, including of proceeds received from exercise of warrants see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 7, 2006 through December 31, 2009 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500 over the indicated time periods, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Dates	American Apparel	S&P Retail	S&P 500	Dow
March 7, 2006	100.00	100.00	100.00	100.00
December 29, 2006	126.76	107.30	110.96	113.73
December 31, 2007	206.90	88.11	114.87	121.04
December 31, 2008	27.45	60.02	70.66	80.09
December 31, 2009	42.76	88.37	87.24	95.16

Item 6.	Selected Financial Data

The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2009, 2008 and 2007 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2009 and 2008 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2006 and 2005 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2007, 2006 and 2005 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

On December 21, 2005, Endeavor Acquisition Corp. consummated its initial public offering, and on December 18, 2006, entered into an Agreement and Plan of Reorganization, amended November 7, 2007, with American Apparel, Inc., a California corporation (“Old American Apparel”), and its affiliated companies. Endeavor Acquisition Corp. consummated the acquisition of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”) and changed its name to American Apparel, Inc. The Acquisition was accounted for as a reverse merger (“Merger”) and recapitalization for financial reporting purposes. Accordingly, for accounting and financial purposes, Endeavor Acquisition Corp. was treated as the acquired company, and Old American Apparel was treated as the acquiring company. Accordingly, the historical financial information for periods and dates prior to December 12, 2007, is that of Old American Apparel, and its affiliated companies.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$558,775	$545,050	$387,044	$284,966	$201,450
Gross profit (5)	$319,912	$294,421	$213,368	$145,636	$101,688
Income from Operations	$24,415	$36,064	$31,122	$10,572	$10,782
Net Income (Loss)	$1,112	$14,112	$15,478	$(1,606)	$3,487
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited) (3)	n/a	n/a	$9,457	$257	$3,121
Cash Distributions/Dividends Paid (1)	$—	$—	$22,147	$696	$1,793

Per Share Data (2)
Net Earnings (Loss) per share—basic	$0.02	$0.20	$0.32	$(0.03)	$0.07
Net Earnings (Loss) per share—diluted	$0.01	$0.20	$0.31	$(0.03)	$0.07
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (3)	n/a	n/a	$0.19	$0.01	$0.06
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (3)	n/a	n/a	$0.19	$0.01	$0.06
Weighted—average number of shares—basic	71,026	69,490	48,890	48,390	48,390
Weighted—average number of shares—diluted	76,864	70,317	49,414	48,390	48,390
Dividends Paid (1)	$0.00	$0.00	$0.45	$0.01	$0.04

Balance Sheet Data (4)
Total Assets (5)	$327,579	$333,609	$233,350	$163,056	$124,226
Working Capital (5)	$121,423	$83,069	$2,120	$38,559	$40,880
Total Long Term Debt Less Current Maturities	$71,372	$72,328	$10,744	$75,546	$65,365
Stockholders’ Equity	$157,341	$136,412	$61,821	$12,973	$14,918

(1)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. We do not anticipate paying any cash dividends in the foreseeable future.

(2)	The effect of the Merger has been given retroactive application in the earnings per share (“EPS”) calculation. The common stock issued and outstanding with respect to the pre-Merger stockholders of American Apparel, Inc. has been included in the EPS calculation since the Closing date of the Merger. All of American Apparel, Inc.’s outstanding warrants (the “Endeavor Warrants”) which were issued in the initial public offering of Endeavor Acquisition Corp. and underwriter’s purchase option are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the Closing date of the Merger.

(3)	As a result of the Merger, Old American Apparel was required to convert from a Subchapter S Corporation to a C Corporation as of the Closing on December 12, 2007. As a Subchapter S Corporation, U.S. federal and certain state income taxes were the responsibility of the entity’s stockholders. Accordingly, the income taxes were not reflected in the entity’s financial statements. The result of this conversion was to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the entity’s assets and liabilities at the date of conversion into a taxable entity. This resulted in a deferred tax benefit of $6,205 being recognized and included in the 2007 tax (benefit).

The unaudited pro forma computation of income tax included in the Consolidated Statements of Operations presented elsewhere in this Form 10-K, represents the tax effects that would have been reported had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had Old American Apparel actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts for net earnings per share are for informational purposes only and are intended to be indicative of the results of operations had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007.

(4)	Dov Charney, a 50% owner of Old American Apparel’s common stock and 100% owner of American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail, Inc.’s (collectively, the “CI Companies”) common stock and current Chief Executive Office of the Company received from American Apparel, Inc. 37,258 shares of its common stock in exchange for his ownership interest in Old American Apparel and CI Companies. The other 50% owner of Old American Apparel’s Common Stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of common stock.

Immediately prior to the closing of the Merger, American Apparel, Inc. had 19,933 shares of Common stock outstanding with a net tangible book value of $121,589, net of $5,494 of transaction costs. The net tangible book value consisted of cash of $123,000, a tax liability of $1,406 and accrued expenses of $5. The net cash proceeds were used as follows: $67,903 was paid to Sang Ho Lim, $15,764 was paid to Dov Charney and Sang Ho Lim as a Company distribution to settle their estimated personal income tax liabilities as a result of Old American Apparel’s subchapter S Corporation status, $13,323 was used to repay related party and third party debt, and $26,010 was available for working capital.

(5)	Certain amounts have been reclassified in fiscal 2008 and 2007 as disclosed in Note 3, Classification and Adjustments, in the Notes to the consolidated financial statements included elsewhere in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing for women, men, children and pets through retail, wholesale and online distribution channels. As of December 31, 2009, we operated 281 retail stores in 20 countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. We also operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing directly to consumers.

We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility, acquired in December 2007 and located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility, acquired in May 2008 and located in Garden Grove, California, which has been expanded to including knitting and cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace.

We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 160 retail stores as of December 31, 2009. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2009, the retail operations in the Canada segment were comprised of 40 retail stores The International segment consists of our retail, wholesale and online consumer operations outside of the United States. and Canada. As of December 31, 2009, the retail operations in the International segment were comprised of 81 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.

The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include, among other things, corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.

During the period from January 1, 2007 through December 31, 2009, we increased the number of retail stores in the U.S. Retail segment from 93 to 160, increased the number of retail stores in the Canada segment from 26 to 40 and increased the number of retail stores in the International segment from 28 to 81. The following table details, by segment, the growth in retail store count during the years ended December 31, 2009, 2008 and 2007

Stores Opened by Year

	United States	Canada	International	Total
Stores open as of December 31, 2006	93	26	28	147

2007
Opened	13	5	20	38
Closed	(1)	(1)	(1)	(3)

Stores open as of December 31, 2007	105	30	47	182

2008
Opened	44	8	29	81
Closed	(1)	(1)	(1)	(3)

Stores open as of December 31, 2008	148	37	75	260

2009
Opened	15	5	8	28
Closed	(3)	(2)	(2)	(7)

Stores open of December 31, 2009	160	40	81	281

Comparable Store Sales

The table below shows the (decrease) increase in comparable store sales for our retail stores, by quarter for the years ended December 31, 2009, 2008 and 2007, including the number of retail stores included in the comparison at the end of each period.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2009	(7%)	(10%)	(16%)	(7%)	(10%)
Number of Stores	169	175	200	235
2008	36%	23%	24%	11%	22%
Number of Stores	140	145	150	162
2007	17%	24%	27%	40%	29%
Number of Stores	104	119	131	138

Executive Summary

For the year ended December 31, 2009, we reported net sales of $558.8 million, an increase of $13.8 million, or 2.5%, over the $545.1 million reported for the year ended December 31, 2008. Gross margin increased to 57.3% for the year ended December 31, 2009 compared to 54.0% for the year ended December 31, 2008. The increase in gross margin was due to a favorable shift in mix from wholesale towards retail sales, as retail sales generate a higher gross margin. This increase was partially offset due to an increase in inventory costs caused by a reduction in labor efficiency in the second half of 2009 and a continued shift in production mix towards more complex retail styles. Operating expenses increased $37.1 million, or 14.4%, to $295.5 million for the year ended December 31, 2009 as compared to $258.4 million for the year ended December 31, 2008. Interest expense increased $8.7 million to $22.6 million for the year ended December 31, 2009, as compared to $13.9 million for the year ended December 31, 2008. Net income for the year ended December 31, 2009 decreased to $1.1 million compared to $14.1 million for the year ended December 31, 2008.

On December 30, 2009, our Canadian company replaced its secure revolving credit facility of C$4.0 million with an increased revolving credit facility of C$11.0 million from Bank of Montreal. As of December 31, 2009, C$8.5 million was available on the facility.

During April 2009, we successfully completed the second phase of the implementation of our Enterprise Resources Planning (“ERP”) system, which included the system conversions for our sales and distribution operations and financial accounting and reporting for the U.S. Wholesale segment. Previously, in April 2008, we successfully completed the first phase of the implementation of the ERP system, which included the conversion of our systems for manufacturing and warehouse operations, inventory management and control, and wholesale operations. We expect that the modules in the second phase of the implementation of the ERP system will enable us to better manage our distribution activities and wholesale financial reporting and further improve our ability to manage inventory levels.

On March 13, 2009, we entered into a private financing agreement with Lion Capital LLP (“Lion”) for $80.0 million in secured second lien notes with a maturity of December 31, 2013 and detachable warrants. The majority of the financing proceeds were used to retire the existing second lien credit facility with SOF Investment, L.P. – Private IV (“SOF”). The remainder of the proceeds was used to reduce the outstanding balance under our U.S. revolving credit facility, repay a portion of a related-party note, pay fees and expenses related to the financing, and for general working capital.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

(Dollars in Thousands)

	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$558,775	100.0%	$545,050	100.0%
Cost of sales	238,863	42.7%	250,629	46.0%

Gross profit	319,912	57.3%	294,421	54.0%
Operating expenses	295,497	52.9%	258,357	47.4%

Income from operations	24,415	4.4%	36,064	6.6%

Interest expense	22,627	4.0%	13,921	2.6%
Foreign currency transaction (gain) loss	(2,920)	(0.5%)	621	0.1%
Other (income) expense	(220)	0.0%	155	0.0%

Income before income taxes	4,928	0.9%	21,367	3.9%
Income tax provision	3,816	0.7%	7,255	1.3%

Net income	$1,112	0.2%	$14,112	2.6%

Net sales:

The following table sets forth our net sales by business segment for the year ended December 31, 2009 as compared to the year ended December 31, 2008 (dollars in thousands):

	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
U.S. Wholesale	$141,521	25.3%	$162,668	29.8%	$(21,147)	(13.0%)
U.S. Retail	191,325	34.2%	168,653	31.0%	22,672	13.4%
Canada	68,983	12.3%	67,280	12.3%	1,703	2.5%
International	156,946	28.2%	146,449	26.9%	10,497	7.2%

Total net sales	$558,775	100.0%	$545,050	100.0%	$13,725	2.5%

Net sales increased $13.7 million, or 2.5%, to $558.8 million for the year ended December 31, 2009 as compared with $545.1 million for the year ended December 31, 2008. The increase in net sales was primarily driven by 21 new retail stores opened through our U.S., Canadian and International retail operations net of seven store closures. This increase was partially offset by a decline in net sales from our U.S Wholesale segment, and the wholesale operations of our Canada and International segments. Additionally, our net sales results were negatively impacted as a result of the U.S. dollar appreciating against the local currencies of our international retail stores. On a constant currency basis, net sales would have been $16.7 million greater than reported for the year ended December 31, 2009.

U.S. Wholesale: Total net sales for our U.S. Wholesale segment decreased $21.1 million, or 13.0%, to $141.5 million for the year ended December 31, 2009 as compared to $162.7 million for the year ended December 31, 2008. Net sales to wholesale customers (excluding online consumer sales) decreased $18.9 million, or 13.8%, to $118.2 million for the year ended December 31, 2009 as compared to $137.2 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Online consumer sales decreased $2.2 million, or 8.6%, to $23.3 million for the year ended December 31, 2009, as compared to $25.5 million for the year ended December 31, 2008. The decrease in online consumer sales was primarily due to a significant reduction in online advertising and the cannibalization of online sales as a result of operating additional retail locations.

U.S. Retail: Net sales for the U.S. Retail segment increased $22.7 million, or 13.4%, to $191.3 million for the year ended December 31, 2009 as compared to $168.7 million for the year ended December 31, 2008. The increase was primarily caused by $14.5 million of incremental net sales contributed by the 15 new retail stores opened in key markets within the U.S. during 2009. The increase was partially offset by a $24.8 million, or 16%, decline in net sales from same store sales for the year ended December 31, 2009. Since December 31, 2008 we opened 15 new retail stores, while closing three and the number of stores in operation increased from 148 to 160.

Canada: Total net sales for our Canada segment increased $1.7 million, or 2.5%, to $69.0 million for the year ended December 31, 2009 as compared to $67.3 million for the year ended December 31, 2008. Net sales to retail customers increased $3.1 million, or 5.9% to $56.0 million for the year ended December 31, 2009 compared to $52.9 million for the year ended December 31, 2008. The increase was primarily caused by $3.3 million of incremental net sales contributed by the five new retail stores opened in key markets within Canada during 2009. The increase was partially offset by a $2.4 million, or 5%, decline in same store sales for the year ended December 31, 2009. Since December 31, 2008 we opened 5 new retail stores, while closing two and the number of stores in operation increased from 37 to 40.

Net sales to wholesale customers decreased $1.3 million, or 10% to $11.4 million for the year ended December 31, 2009 as compared to $12.7 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Online sales decreased $0.1 million, or 7.6%, to $1.6 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008.

Additionally, the value of a U.S. dollar against the Canadian dollar increased during the year ended December 31, 2009 resulting in a $4.9 million decline in net sales on a constant currency basis.

International: Total net sales for the International segment increased $10.5 million, or 7.2%, to $156.9 million for the year ended December 31, 2009 as compared to $146.4 million for the year ended December 31, 2008. Net sales to retail customers increased $12.3 million, or 10.3% to $132.1 million for the year ended December 31, 2009 as compared to $119.7 million for the year ended December 31, 2008. The increase was primarily caused by $6.0 million of incremental net sales contributed by the eight new retail stores opened in key markets during 2009. The increase was partially offset by a 4% decline in same store sales for the year ended

December 31, 2009. Since December 31, 2008, we opened 8 new retail stores, while closing two and the number of stores in operation increased from 75 to 81.

Net sales to wholesale customers decreased $2.1 million, or 14.8%, to $12.4 for the year ended December 31, 2009 as compared to $14.5 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Online net sales increased $0.3 million, or 2.4% to $12.5 million for the year ended December 31, 2009 as compared to $12.2 million for the year ended December 31, 2008.

Additionally, the value of a U.S. dollar against the local currencies of our international retail stores increased during the period resulting in an $11.8 million decline in net sales on a constant currency basis

Cost of sales: Cost of sales as a percentage of net sales was 42.7% and 46.0% for the years ended December 31, 2009 and 2008, respectively. Cost of sales for 2008 was impacted by $13.2 million, or 2.4%, as a percentage of sales, in stock based compensation expense relating to the award of approximately 1.9 million shares of common stock to our manufacturing employees (the “2008 Grant”) during the third quarter of 2008. On a comparative basis, excluding the impact of the 2008 Grant, our cost of sales as a percentage of net sales decreased from 43.6% for the year ended December 31, 2008 to 42.7% for the year ended December 31, 2009. Cost of sales was impacted by a shift in mix from wholesale to retail sales, as retail increased from 62.6% of total net sales in 2008 to 67.9% of total net sales in 2009. The favorable impact from the shift in mix was partially offset by the negative impact of the appreciation of the U.S. dollar versus foreign currencies for the full year 2009 relative to the full year 2008. Additionally, cost of sales was also negatively impacted by lower capacity utilization of our manufacturing facilities in the first half of 2009, and the substantial reduction in manufacturing efficiency experienced in the fourth quarter of 2009 at our production facilities.

Gross profit: Gross margin for 2009 was 57.3% as compared to 54.0%, or 56.4% excluding the impact of the 2008 Grant, in 2008. The increase in gross margin was due to a favorable shift in mix from wholesale towards retail sales, as retail sales generate a higher gross margin. This increase was partially offset due to an increase in inventory costs caused by a reduction in labor efficiency in the second half of 2009 and a continued shift in production mix towards more complex retail styles. We expect that the effects of lower production efficiency will continue into 2010.

Operating expenses: The following table sets forth our operating expenses for the year ended December 31, 2009 as compared to December 31, 2008 (dollars in thousands):

	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$183,113	32.8%	$168,516	30.9%	$14,597	8.7%
Warehouse and distribution	15,405	2.8%	15,606	2.9%	(201)	(1.3%)
General and administrative	96,979	17.3%	74,235	13.6%	22,744	30.6%

Total operating expenses	$295,497	52.9%	$258,357	47.4%	$37,140	14.4%

Operating expenses: Operating expenses increased $37.1 million, or 14.4%, to $295.5 million for the year ended December 31, 2009 as compared to $258.4 million for the year ended December 31, 2008. The increase in operating expenses was primarily caused by increased occupancy, payroll, and depreciation expenses incurred as a result of operating an additional 21 net stores at the end of 2009 compared to the end of 2008, as well as due to the full year impact of increased operating expenses from the additional 78 net new stores opened in 2008. Operating expenses were also higher in 2009 due to $3.3 million in non-cash retail store impairment charges recorded in 2009 compared to $0.6 million in 2008. Pre-opening expenses for retail stores were $2.4 million in 2009 versus $10.3 million in 2008.

Selling expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2009, increased $14.6 million, or 8.7%, to $183.1 for the year ended December 31, 2009 as compared to $168.5 for the year ended December 31, 2008. Specifically, rent and occupancy costs increased $18.3 million and payroll and benefit costs increased $5.5 million. The increase in payroll costs was a result of higher staffing costs required to support the increased number of stores in operation compared to in the prior year.

Increases in rent and occupancy costs and payroll and benefit costs were partially offset by decreases in advertising, trade show and catalog expenses. Advertising, trade show and catalog costs included in selling expenses for the year ended December 31, 2009 were $15.4 million, or 2.8% of net sales, as compared with $25.0 million, or 4.5% of net sales, for the year ended December 31, 2008. The decrease of $9.6 million was mainly due to a reduction in discretionary expenses to promote new store openings and to promote our products through print publications, magazines, trade shows, catalogs and online media.

Pre-opening expenses for the U.S. Retail segment totaled $2.3 million for the year ended December 31, 2009, associated with the opening of 15 new retail stores, as compared with $5.8 million for the year ended December 31, 2008. Pre-opening expenses in the Canada and International segments totaled $1.6 million for the year ended December 31, 2009, associated with the opening of 13 new retail stores, as compared with $4.5 million for the year ended December 31, 2008. Pre-opening expenses include costs related to opening new stores such as materials, pre-opening labor and training; utilities, travel, and IT labor costs. The decrease in pre-opening expenses from the prior year was due to the larger number of stores in the process of being opened in prior year.

Warehouse and distribution expenses: Warehouse and distribution expenses decreased $0.2 million, or 1.3%, to $15.4 million for the year ended December 31, 2009 as compared to $15.6 million for the year ended December 31, 2008. These expenses represented 2.8% and 2.9% of the total net sales for the years ended December 31, 2009 and 2008, respectively. The warehouse and distribution expense was consistent with prior year.

General and administrative expenses: General and administrative (“G&A”) expenses increased $22.7 million, or 30.6%, to $97.0 million for the year ended December 31, 2009, as compared to $74.2 million for the year ended December 31, 2008. G&A expenses represented 17.4% and 13.6% of total net sales for the years ended December 31, 2009 and 2008, respectively. G&A expenses increased by $7.5 million due to higher depreciation charges, and $4.1 million due to an increase in salaries, wages and benefits, primarily associated with an increased number of retail stores in operation during the year ended December 31, 2009 as compared to year ended December 31, 2008. An additional $5.1 million of the increase in G&A was due to higher professional fees related to accounting and legal services, $1.6 million related to bonuses and director stock grants and an increase of $3.0 million in fixed asset impairment charges related to underperforming retail stores scheduled for closure.

Interest expense: The major components of interest expense for the year ended December 31, 2009 consisted of interest on our revolving line of credit, loans from our CEO and unrelated parties, capital leases and our term loans. Interest rates on our various debt facilities and capital leases ranged from 5.7% to 19.3% during the year ended December 31, 2009 and 6.2% to 26.0% during the year ended December 31, 2008. Interest expense increased $8.7 million to $22.6 million for the year ended December 31, 2009, as compared to $13.9 million for the year ended December 31, 2008. Interest expense represented 4.0% and 2.6% of the total net sales for the years ended December 31, 2009 and 2008, respectively. The net increase in interest expense was primarily attributable to the amortization of debt discount, deferred financing costs and higher borrowings under the Lion Credit Agreement as compared to our previous second lien credit facility. Additionally, $0.9 million of bank audit fees are included in interest expense for the year ended December 31, 2009, whereas no such fees were incurred in the prior year.

Other (income) expense: Other income was $(3.1) million for the year ended December 31, 2009 as compared to other expense of $0.8 million for the year ended December 31, 2008. Other income represented

(0.6%) of the total net sales for the year ended December 31, 2009 as compared to other expense which represented 0.1% of the total net sales for the year ended December 31, 2008. The large change from other expense in 2008 to other income primarily relates to $2.9 million of foreign currency transaction gain.

Additionally, the value of a U.S. dollar against the Canadian dollar increased during the year ended December 31, 2009 resulting in a $4.9 million decline in net sales on a constant currency basis.

Income tax provision: Income taxes decreased $3.5 million to a $3.8 million income tax provision for the year ended December 31, 2009, as compared to a $7.3 million income tax provision for the year ended December 31, 2008. The decrease was due to the decline in income before taxes for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The effective income tax rate for the year ended December 31, 2009 was 77.4% as compared to 34% for the year ended December 31, 2008. The significant increase in the effective income tax rate for the year ended December 31, 2009 compared to prior year was primarily due to the establishment of valuation allowances against certain foreign net operating losses and the establishment of certain liabilities related to uncertain tax positions raised in connection with certain income tax audits. We expect our effective income tax rate in 2010 to return to a percentage consistent with previous years.

We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.

Net income: Our net income for the year ended December 31, 2009 decreased $13.0 million to $1.1 million compared to $14.1 million for the year ended December 31, 2008 as a result of the various factors described above.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

(Dollars in Thousands)

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$545,050	100.0%	$387,044	100.0%
Cost of sales	250,629	46.0%	173,676	44.9%

Gross profit	294,421	54.0%	213,368	55.1%
Operating expenses	258,357	47.4%	182,246	47.1%

Income from operations	36,064	6.6%	31,122	8.0%

Interest expense	13,921	2.6%	17,541	4.5%
Foreign currency transaction loss (gain)	621	0.1%	(722)	(0.2)%
Other expense (income)	155	0.0%	(980)	(0.3)%

Income before income taxes	21,367	3.9%	15,283	3.9%
Income tax provision (benefit)	7,255	1.3%	(195)	(0.1)%

Net income	$14,112	2.6%	$15,478	4.0%

Pro forma Computation Related to Conversion to C Corporation for income tax purposes (unaudited) for the year ended December 31, 2007 (dollars in thousands):

Historical income before taxes	$15,283	3.9%
Pro forma provision for income taxes	5,826	1.5%

Pro forma net income	$9,457	2.4%

Net sales:

The following table sets forth our net sales by business segment for the year ended December 31, 2008 as compared to the year ended December 31, 2007 (dollars in thousands):

	2008		2007		Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
U.S. Wholesale	$162,668	29.8%	$144,478	37.3%	$18,190	12.6%
U.S. Retail	168,653	31.0%	115,615	29.9%	53,038	45.9%
Canada	67,280	12.3%	42,407	11.0%	24,873	58.7%
International	146,449	26.9%	84,544	21.8%	61,905	73.2%

Total net sales	$545,050	100.0%	$387,044	100.0%	$158,006	40.8%

One significant factor contributing to the overall growth in net sales was the expansion of our international operations, as evidenced by the opening of 29 international retail stores with one store closing during the year ended December 31, 2008. In our Canada segment, during the year ended December 31, 2008, 8 retail stores were opened and one store was closed. Additionally, during the same period 44 retail stores were opened and one retail store was closed in our U.S. Retail business segment. Also of primary significance to the expansion of American Apparel’s retail business in the U.S. was our increased focus on building brand awareness and targeted advertising campaigns as further described below;

Net sales increased $158.0 million, or 40.8%, from $387.0 million for the year ended December 31, 2007 to $545.0 million for the year ended December 31, 2008.

U.S. Wholesale: Net sales for our U.S. Wholesale segment increased $18.2 million, or 12.6%, from $144.5 million for the year ended December 31, 2007 to $162.7 million for the year ended December 31, 2008. This increase was primarily due to an increase in online sales due to strategic advertising and increased brand awareness. Third party wholesale and online sales increased from $125.8 million and $18.7 million in 2007 to $137.2 million and $25.5 million in 2008, respectively. One of the primary drivers behind the increase in U.S. Wholesale sales was the ability to meet customer demands through increased stock of inventory on hand. During most of 2008, we continued to increase our production in order to meet customer demand during the peak sales season.

U.S. Retail: Net sales for our U.S. Retail segment increased $53.0 million, or 45.9%, from $115.6 million for the year ended December 31, 2007 to $168.7 million for the year ended December 31, 2008. Growth was fueled by the addition of retail stores in key markets within the U.S. in 2008 which contributed incremental sales of $30.4 million over the prior year, as well as a 20.7% increase of $22.6 million in comparable store sales in 2008 compared to 2007. Same-store sales are calculated as the sales increase over the previous year for stores that have been open for more than twelve months. As of December 31, 2008, the number of open stores was 148, while as of December 31, 2007, the number of open stores was 105.

Canada: Net sales for our Canada segment increased $24.9 million, or 58.7%, from $42.4 million for the year ended December 31, 2007 to $67.3 million for the year ended December 31, 2008. This was a result of the addition of retail stores in key markets within Canada which contributed incremental sales of $13.8 million of the prior year, as well as a 37.7% increase of $11.1 million in same store sales in 2008 compared to 2007. The number of open retail stores increased to 37 retail stores as of December 31, 2008 from 30 retail stores as of December 31, 2007. The increase in comparable store sales was primarily the result of increased brand awareness and higher sales volumes. Canada wholesale and online sales volume was consistent with the prior year.

International: Net sales for our International segment increased $61.9 million, or 73.2%, from $84.5 million for the year ended December 31, 2007 to $146.4 million for the year ended December 31, 2008. This increase was primarily due to the net increase of 28 retail stores in the international segment which contributed incremental sales of $61.9 million over the prior year, from 47 retail stores as of December 31, 2007 to 75 retail stores as of December 31, 2008. Comparable store sales in the International segment increased 18.3% or $11.7 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. During 2008, we opened 29 new stores in Australia, Belgium, Brazil, China, France, Germany, Israel, Italy, Japan, Korea, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. During the year ended December 31, 2008, approximately $14.5 million and $12.2 million of sales were generated by wholesale and online sales, respectively, compared with $12.6 million and $6.6 million for wholesale and online sales, respectively, for the year ended December 31, 2007.

Cost of sales: Cost of sales as a percentage of net sales was 46.0% and 44.9% for the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to the recording $12.1 million of share based compensation expense related to the stock award of approximately 1.9 million shares of common stock to manufacturing employees on August 14, 2008 and $1.1 million of employer related payroll taxes related to the stock grant in cost of sales for the year ended December 31, 2008. The $13.2 million of expenses related to the stock award increased our cost of sales as a percentage of net sales by 2.4%. Excluding the impact of the aforementioned expenses related to the stock award, our cost of sales as a percentage of net sales decreased from 44.3% for the year ended December 31, 2007 to 43.6% for the year ended December 31, 2008. This decrease in cost of sales as a percentage of net sales was primarily due to the change in the overall sales mix during the year ended December 31, 2008 which included a higher level of retail sales as a result of the expansion of the retail business in the U.S. Retail, Canada, and International segments which generate higher gross margins than the U.S. Wholesale segment.

To supplement our in-house production capacity in December 2007, we acquired a new garment dyeing and finishing facility in South Gate, California, which began operations in 2008. The new dyeing and finishing facility is capable of dyeing completely sewn garments and the purchase of these assets added garment dyeing capability to our production process. The new facility began production in January 2008 and will further enhance our capability for in-house quality control. This acquisition included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. Startup expenses typically associated with manufacturing at new facilities resulted in approximately $0.9 million of charges in cost of sales, attributable largely to the fact that, at this location, we began to manufacture certain denim based new styles which are more costly to manufacture. The $0.9 million of additional cost of sales charges represents approximately 1.2% of the total increase in cost of sales.

To further supplement our in-house production capacity, in May 2008, we acquired an existing fabric dyeing and finishing facility in Garden Grove, California. In addition to providing substantial new dyeing capacity, the facility has available production space in which our added knitting capacity. The facility was formerly a contract dyeing vendor for our, and operations were not interrupted by the acquisition.

Gross profit: Gross profit percentage decreased from 55.1% of net sales for the year ended December 31, 2007 to 54.0% of net sales for the year ended December 31, 2008. Gross margin was negatively impacted by the $13.2 million of expenses from the stock award to manufacturing employees, including related employer payroll taxes of $1.1 million. The $13.2 million of expenses decreased our gross margin by 2.4%. Excluding the impact of the aforementioned expenses related to the stock award, our gross margin for the year ended December 31, 2008 increased from 55.1% for the year ended December 31, 2007 to 56.4% for the year ended December 31, 2008. This increase in our gross margin was primarily due to an increase in the mix of sales coming from retail sales versus wholesale, along with an increase in online consumer sales. As the price of our products have remained relatively consistent in recent history, with no immediate plan to make changes, fluctuations in gross profit are primarily impacted by our sales mix and any production variances that are allocated to cost of sales. This benefit was partially offset by the hiring of a significant number of new manufacturing employees to support increased production.

Operating expenses: The following table sets forth our operating expenses for the year ended December 31, 2008 as compared to December 31, 2007 (dollars in thousands).

	2008		2007		Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Selling	$168,516	30.9%	$115,602	29.9%	$52,914	45.8%
Warehouse and distribution	15,606	2.9%	10,663	2.8%	4,943	46.4%
General and administrative	74,235	13.6%	55,981	14.4%	18,254	32.6%

Total operating expenses	$258,357	47.4%	$182,246	47.1%	$76,111	41.8%

Operating expenses: Operating expenses increased from $182.2 million for the year ended December 31, 2007 to $258.4 million for the year ended December 31, 2008, an increase of $76.1 million or 41.8%. Operating expenses include:

Selling expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2008, were $168.5 million, which represented 30.9% of net sales, as compared to $115.6 million for the year ended December 31, 2007, which represented 29.9% of net sales. Increases in selling expenses are due to the increase in worldwide retail store locations as well as the strategic promotional advertising of our products throughout all of its segments.

Advertising costs attributable as selling expenses for the year ended December 31, 2008 were $18.4 million, representing 3.4% of net sales, compared with $12.7 million, or 3.3% of net sales, for the year ended December 31, 2007. Advertising costs increased $5.7 million mainly due to expenses incurred to promote new store openings and to promote our brand and products, primarily online, but also through print media.

The number of open stores increased from 182 as of December 31, 2007 to 260 as of December 31, 2008, resulting in an increase in rent and occupancy costs of $19.4 million during the year ended December 31, 2008 compared to the prior year. Payroll costs increased from $48.4 million for the year ended December 31, 2007 to $69.3 million for the year ended December 31, 2008, for an increase of $20.9 million. This increase in payroll costs was a result of increased staffing levels to support the increased number of stores and higher sales volumes at existing stores. We also increased compensation to certain valued employees, as we believe that we must provide competitive compensation opportunities to attract, motivate and retain qualified employees.

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

Warehouse and distribution expenses: Warehouse and distribution expenses for the year ended December 31, 2008 were $15.6 million as compared to $10.7 million for the year ended December 31, 2007, an increase of $4.9 million or 46.4%. These expenses represented 2.9% and 2.8%, respectively, of the total net sales for the years ended December 31, 2008 and 2007. The increase in warehouse and distribution expense is attributable to increases of $4.1 million in staffing expenses necessary to support increased volume and sales growth, primarily in the retail business.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2008 were $74.2 million, as compared to $56.0 million for the year ended December 31, 2007, an increase of $18.2 million or 32.6%. General and administrative expenses represented 13.6% and 14.5% of total net sales for the years ended December 31, 2008 and 2007, respectively.

General and administrative expenses increased by approximately $7.5 million due to an increase in corporate overhead and $13.4 million due to growth in the administrative structure required to support the growth in our retail business in the U.S. Retail, Canada and International segments. The total number of retail stores increased from 182 opened stores at December 31, 2007 to 260 opened stores at December 31, 2008.

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

Interest expense: The major components of interest expense for the year ended December 31, 2008, consisted of interest on the outstanding revolving credit facility, loans from related and unrelated parties and the term loan facility with SOF. We used proceeds from the exercise of the warrants in the first quarter of 2008 to reduce the level of debt outstanding. The reduction in the level of debt resulted in a $3.6 million decrease in interest expense from $17.5 million for the year ended December 31, 2007 to $13.9 million for the year ended December 31, 2008. Interest rates on debt ranged from 6% to 21% during the year ended December 31, 2008, compared to 4.6% to 24% for the year ended December 31, 2007. Interest expense represented 2.6% and 4.5% of the total net sales for the years ended December 31, 2008 and 2007, respectively. The net decrease in interest expense was also attributable to the decreased LIBOR rate in the year ended December 31, 2008. Interest expense also included approximately $0.5 million of loan fees, relating to renegotiating the terms of our Credit Agreement.

Other expense (income): Other expense was $0.2 million for the year ended December 31, 2008 as compared to other income of $1.0 million for the year ended December 31, 2007. The increase in other (income) expense is attributable to tariff charges assessed and prior uncollected receivables. Other expense represented 0.0% of the total net sales for the year ended December 31, 2008 as compared to other income which represented (0.3%) of the total net sales for the year ended December 31, 2007.

Income tax provision (benefit): Income tax provision increased from $0.2 million benefit for the year ended December 31, 2007 to $7.3 million expense for the year ended December 31, 2008.

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

We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.

Net income: Our net income for the year ended December 31, 2008 decreased by approximately $1.4 million to $14.1 million compared to $15.5 million for the year ended December 31, 2007 as a result of the various factors described above.

Liquidity and Capital Resources

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, and proceeds from the exercise of warrants. Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, and borrowings from revolving credit facilities, related party notes from our CEO and term loans under the Lion Credit Agreement. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores. We believe that cash on hand, future funds from operations and borrowing from revolving credit facilities will be sufficient to fund our cash requirements for the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facilities.

As of December 31, 2009, we had (i) approximately $9.0 million in cash, (ii) $41.2 million available and $6.3 million outstanding under the BofA Credit Agreement, and (iii) $65.6 million of borrowings outstanding under the Lion Credit Agreement, net of discount, and including accrued paid-in-kind interest of $6.1 million. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement and our other debt agreements.

Cash Flow Overview for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2009	2008	2007
Net cash provided by (used in):
Operating activities	$45,203	$18,886	$(6,496)
Investing activities	(20,889)	(69,865)	(22,737)
Financing activities	(25,471)	41,171	44,530
Effect of foreign exchange rate changes on cash	(1,165)	1,884	215

Net (decrease) increase in cash	$(2,322)	$(7,924)	$15,512

Cash Flow Overview

Year Ended December 31, 2009

For the year ended December 31, 2009, cash provided by operations was $45.2 million. This was a result of net income of $1.1 million, non-cash expenses of $46.1 million (primarily depreciation and amortization, stock-based compensation, deferred income taxes, deferred rent expense and bad debt recovery) an increase in accrued expenses and other liabilities of $13.9 million and a decrease in inventory of $10.7 million, offset by the decrease in accounts payable of $10.3 million and a decrease in income tax payable of $9.9 million. The decrease in inventory levels during 2009 included a reduction in raw material purchases and moderated production in order to maintain lower levels of inventory in response to the declining economic environment and a projected decrease in demand from wholesale customers.

For the year ended December 31, 2009, we used $20.9 million of cash in investing activities. This was primarily a result of increased investment in property and equipment of $4.6 million for the U.S. wholesale, $11.2 million for the U.S. Retail, $1.4 million in the Canada segment and $3.7 million in the International segment.

For year ended December 31, 2009, cash used in financing activities was $25.5 million. This was primarily the result of using available cash and our new financing received from Lion to pay down our revolving credit facility and our previous term note and notes payable.

Year Ended December 31, 2008

For the year ended December 31, 2008, cash provided by operations was $18.9 million. This was a result of income from operations before non-cash expenses (primarily depreciation and amortization, stock-based compensation, deferred income taxes, deferred rent expense and bad debt recovery) of $49.0 million, an increase in accounts payable and accrued expenses of $21.4 million and an increase in income taxes payable of $2.1 million, offset by the increase in inventory of $44.6 million, increase in trade and other receivables of $1.2 million and an increase in prepaid expenses and other current assets of $8.1 million. The increase in inventory levels during 2008 included raw material purchases and production of product to support our growth in the U.S. Wholesale segment and continued expansion of the retail business in U.S. Retail, Canada and International segments.

For the year ended December 31, 2008, our used $69.9 million of cash in investing activities. This was primarily a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $13.9 million and an increased investment in property and equipment of $29.5 million for the U.S. Retail, $4.7 million in the Canada segment and $18.3 million in the International segment. In addition, we acquired all of the assets of a fabric dyeing and finishing plant for $3.5 million.

For year ended December 31, 2008, cash provided by financing activities was $41.2 million. This was primarily the result of our principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchase of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Proceeds from exercise of warrants amounted to $65.6 million offset by the $10.0 million repurchase of treasury shares and $5.2 million to satisfy the applicable income tax withholding obligations in connection with the net share settlement of some of the Endeavor Warrants which is deemed to be a repurchase by our of its common stock. Other financing activities included receipt of a $2.5 million loan from Dov Charney, offset by debt repayments and financing costs.

Year Ended December 31, 2007

For the year ended December 31, 2007, cash used in operations was $(6.5) million. This was a result of income from operations before non-cash expenses (primarily depreciation and amortization, deferred income taxes, deferred rent expense and bad debt recovery) of $(24.7) million, and an increase in income taxes payable of $3.8 million, offset by the increase in inventory of $22.2 million, decrease in receivables of $0.5 million, increase in prepaid expenses and other current assets of $2.3 million, and decrease in accounts payable and accrued expenses of $8.4 million. Cash used in operations was primarily used to reduce obligations to trade and other vendors. Cash used in operations was also used to finance an increase in inventory production levels during the first two quarters of 2007 through raw material purchases to support American Apparel’s peak selling season that generally occurs from the months of May through September, as well as a related increase in production selling and administrative staff payroll.

For the year ended December 31, 2007, we used $22.7 million of cash in investing activities. This was partially a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $5.3 million and an increased investment in property and equipment of $17.6 million for the U.S. retail and other segments. In 2007, we invested in new cutting, sewing, information systems equipment required to support the increased production levels experienced during 2007. Increase in investment in property and equipment for the retail segment was due to the 38 new retail stores that were opened in the year ended December 31, 2007.

For year ended December 31, 2007, cash from financing activities was $44.5 million. This was primarily the result of $123 million cash acquired in the Acquisition, the buyout of Sang Ho Lim, the other stockholder of Old American Apparel prior to the Acquisition, of $67.9 million, decreases to the line of credit pursuant to the BofA Credit Agreement of $2.7 million, increases to the term loans and notes payable pursuant to the SOF Credit Agreement of $58.2 million offset by payments to term loans notes, payable and capital leases of $41.9 million, and distributions and advances to stockholders of $21.6 million. American Apparel’s principal capital requirements were to fund working capital needs and to finance opening of new retail stores, as well as to finance purchases of new manufacturing and information systems equipment to support higher production levels and growth in online operations.

Debt Agreements

Revolving Credit Facilities:

On July 2, 2007, we replaced our, then existing, credit facility with an increased revolving credit facility (the “BofA Agreement”) of $75 million from Bank of America, N.A (the “Bank”). Availability under the BofA Agreement, which is secured by substantially all of our assets, is calculated by a formula referencing the amounts of accounts receivable and inventory that we maintain at any given time. The BofA Agreement also imposes certain restrictions on us regarding capital expenditures and limits our ability to, among other things, incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

Borrowings under the BofA Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of our assets. Interest under the agreement is at LIBOR (0.25% at December 31, 2009) plus 4.5% or the Bank’s prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum) (3.25% at December 31, 2009) plus 2.5%, at our option. In addition, the BofA Agreement requires us to maintain certain amounts of unused availability under the revolving credit facility. The BofA Agreement will mature on July 2, 2012. Net available borrowing capacity, reflecting outstanding letters of credit of approximately $9.4 million and outstanding borrowings of $6.2 million at December 31, 2009, was approximately $41.2 million as determined based on our levels of inventory and amount of account receivables.

On December 30, 2009, our Canadian Companies replaced their secured revolving credit facility of C$4.0 million from Toronto Dominion Bank, with an increased revolving credit facility (the “BofM Agreement”) of C$11.0 million from Bank of Montreal (the “Canadian Bank”). The revolving credit facility is secured by movable hypothecs on all present and future movable property of our Canadian Companies. Borrowings under the BofM Agreement are subject to certain advance provisions established by the Canadian Bank. Interest under the agreement is at the Bank’s prime rate (2.25% at December 31, 2009) plus 2%. The credit facility matures on December 30, 2012, and our available borrowing capacity at December 31, 2009 was C$8.5 million.

Long-term debt and capital lease obligations:

On March 13, 2009, we entered into agreement with Lion Capital, LLC (“Lion” and the “Lion Agreement”, respectively), who provided us with term loans in an aggregate principal amount equal to $80.0 million, of which $5.0 million constituted a fee paid by us to Lion in accordance with the Lion Agreement. The term loans under the Lion Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. The Lion Agreement is subordinated to the BofA Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of us to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty.

Approximately $51.3 million of the proceeds of the loans made under the Lion Agreement were used by us to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3.3 million of loans we owed to our CEO (see Note 13 to the consolidated financial statements contained elsewhere herein), to pay fees and expenses of $4.3 million that were capitalized as deferred financing costs and included in other assets in the condensed consolidated balance sheet as of December 31, 2009, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $16.0 million. Accordingly, $16.0 million of the revolver balance under the BofA Credit Agreement outstanding has been refinanced on a long-term basis and as of December 31, 2008 was reclassified to long-term debt.

In connection with the loans under the Lion Credit Agreement, we issued the Lion Warrant. We allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56.0 million, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18.7 million. At December 31, 2009, the debt, net of unamortized discount and excluding interest paid-in-kind of $6.1 million, totaled approximately $59.7 million, and will be accreted up to the $80.0 million par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

As of December 31, 2009, we had outstanding approximately $65.6 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion, and we were in compliance with all covenants and restrictions under the Lion Credit Agreement.

We lease certain equipment under capital lease arrangements expiring at various times through September 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

Related-party Debt: As of December 31, 2009, we had outstanding approximately $4.4 million of related party long-term debt payable to our CEO. The notes provide for interest at an annual rate of 6%, payable in kind, and are due in December 2012 and January 2013. One of the notes is subordinated to the Canadian revolving credit facility.

The following is an overview of our total debt as of December 31, 2009 (dollars in thousands).

Description of Debt	Lender Name	Stated Interest Rate	December 31, 2009	Covenant Violations
Revolving credit facility	Bank of America, N.A.	(LIBOR + 4.5%)	$6,249	No
Revolving credit facility (Canada)	Bank of Montreal	4.25%	—	No
Term loan from private investment firm	Lion Capital LLP	15.0%	65,593	No
Other			501	N/A
Capital lease obligations	48 individual leases ranging between $1-$764	From 6.1% to 19.3%	2,927	N/A
Subordinated notes payable to related parties		6.0%	4,355	N/A
Cash overdraft			3,741	N/A

Total debt			$83,366

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement limits our domestic subsidiaries from incurring capital expenditures of more than approximately $18.8 million, and the Lion Credit Agreement limits us from incurring capital expenditures of more than $27.5 million, respectively, for the year ended December 31, 2009. The BofA Credit Agreement imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of 10% of our net availability under the credit agreement. The Lion Credit Agreement contains a total debt to consolidated EBITDA ratio financial covenant, as further described within the Lion Credit Agreement, which must be maintained at a level of no more than 2.20:1.00 for the quarters ended June 30, 2009, September 30, 2009, and December 31, 2009. The maximum ratio for future quarters is described further in the credit agreement and decreases successively from the 2.20:1.00 level. Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.

The Bank of Montreal credit facility contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal credit facility also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility.

As of December 31, 2009, we were in compliance with all covenants and restrictions under our credit facilities. We anticipate that based on our current operating plan for the next twelve months, we will remain in compliance with the covenants under the BofA Credit Agreement, Lion Credit Agreement and the Bank of Montreal credit facility. However, we can provide no assurances that we will maintain compliance with such covenants.

We were in compliance with the covenants under the Lion Credit Agreement as of December 31, 2009 and we anticipate that based on information currently available, we will be in compliance with the same covenants as of March 31, 2010. On March 31, 2010, the Company entered into a Second Amendment to the Lion Credit Agreement, which, among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00 and for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00. The Second Amendment will enable the Company to make additional capital investments.

Future Capital Requirements

We had cash on hand of $9.0 million at December 31, 2009. We are limited to $18.8 million in capital expenditures, excluding non-cash property and equipment acquisitions, for fiscal 2010 for our U.S. operations, as set by restrictions in the BofA Credit Agreement, and $27.5 million in capital expenditures as set by restrictions in the Lion Credit Agreement. Capital expenditures are primarily necessary to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software.

Off-Balance Sheet Arrangements and Contractual Obligations

Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.

Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate the leases as they expire. Issued and outstanding letters of credit were $9.4 million at December 31, 2009, and were related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.

Contractual Obligations Summary

The following table summarizes our contractual commitments as of December 31, 2009, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facility, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including the related real estate taxes and maintenance costs, are included in the cost of sales and general and administrative expenses in our consolidated financial statements and amounted to approximately $79.3 million for the year ended December 31, 2009.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$110,648	$9,839	$21,600	$78,911	$298
Current debt, including interest	6,972	6,972	—	—	—
Capital lease obligations, including interest	3,183	2,079	927	177	—
Operating lease obligations	460,033	67,610	126,432	114,095	151,896
Advertising commitments	3,567	3,567	—	—	—
Self insurance reserves	11,714	4,807	4,211	1,748	948

Total contractual obligations	$596,117	$94,874	$153,170	$194,931	$153,142

We had approximately $5.2 million of total gross unrecognized tax benefits, including interest. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year. Therefore, these amounts are not included in the table above.

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

Inflation

Inflation affects the cost of raw materials, goods and services used in our operations. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment limits the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on its business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Critical Accounting Estimates and Policies

Complete descriptions of our significant accounting policies are outlined in Note 3 of the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our critical accounting estimates and policies include:

•	revenue recognition

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation, obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation.

•	self insurance liabilities

In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our consolidated results of operations or financial condition.

Revenue Recognition

We recognize product sales when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured. Wholesale product sales are recorded at the time the product is either picked up by or shipped to the customer. Online product sales are recorded at the time the products are received by the customers. Retail store sales are recorded as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Allowances” discussed below for further information).

We recognize revenues from gift cards, gift certificates and store credits as they are redeemed for product. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, as we do not currently have sufficient historical evidence to recognize gift card breakage. Our gift cards, gift certificates and store credits do not have expiration dates.

Sales Returns and Allowances

We analyze sales returns in order to make reasonable and reliable estimates of product returns for our wholesale, online product sales and retail store sales based upon historical experience. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, we believe that its historical returns analysis is an accurate basis for its allowance for sales returns. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for our allowance for sales returns above. However, we believe that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at the allowance. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns and credits may differ from established reserves. Actual experience may be significantly different than our estimates due to various factors, including, but not limited to, changes in sales volume based on consumer demand and competitive conditions. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, we would record a reduction or increase to net revenues in the period in which it made such determination.

Trade Receivables and Allowance for Doubtful Accounts

Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, we evaluate our trade receivables and establish an allowance for doubtful accounts based on our history of past bad debt expense, collections and current credit conditions.

We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. Collections and payments from customers are continuously monitored. We maintain an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (“FIFO”) method. We identify potential excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, we will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first and second quarters in anticipation of the peak selling season which occurs during the summer months of the second and third quarters each year. At such times, we will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup occurs in advance of the selling season, management maintains the existing reserve for excess and slow-moving inventory until the peak selling season has passed and the accumulated sales data provides a better basis for an update of our management’s estimate of this provision.

We have evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, have recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of our production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. We determine our normal capacity based upon the amount of direct labor minutes in a reporting period.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Update (“ASC 350”), “Intangibles—Goodwill and Other”. The goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. We estimate the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. We completed the annual impairment test of our goodwill as of December 31, 2009 and 2008 and determined that there was not impairment as the fair value of the reporting unit, to which goodwill was assigned, substantially exceeded the carrying value of the reporting unit.

Long-Lived Assets

We follow the provisions of ASC 360 “Property, Plant and Equipment”, which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in American Apparel’s stock price for a sustained period of time; and (vi) regulatory changes.

We evaluate acquired assets and our retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist, and therefore long lived assets could be impaired. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets. During the years ended December 31, 2009, 2008 and 2007 we recorded an impairment charge in the amount of $3.3 million, $0.6 million and $0.3 million related to underperforming retail stores located in each of the U.S. Retail, Canada and International segments.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. We periodically review the recoverability of deferred tax assets recorded on our balance sheet and provide valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign Currency

In preparing our consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. Dollars. This process results in exchange rate gains and losses, which, under the relevant accounting guidance, are included as a separate component of stockholders’ equity under the caption “Accumulated other Comprehensive Income.”

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

If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included within the statement of operations. If we dispose of subsidiaries, then any cumulative translation gains or losses would be recorded into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

Based on an assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our foreign subsidiaries.

Contingencies

We are subject to proceedings, lawsuits and other claims related to various matters. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. See Note 16 and 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Self insurance liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and our estimated workers’ compensation liability risk related to our manufacturing and retail operations in the United States. In addition, starting in October 2008, we have a self-insurance program for a portion of our employee medical benefits covering all employees in the United States. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 31, 2009 and 2008, our self-insurance liabilities totaled $11.7 million and $8.4 million, respectively.

Accounting Pronouncements-Newly Issued

See Note 3 to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks (amounts in thousands)

Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.

Interest Rate Risk

Based on our interest rate exposure on variable rate borrowings at December 31, 2009, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $5k per month. We determined this amount based on approximately $6.2 million of variable rate borrowings at December 31, 2009. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 40.4% of our net sales for the year ended December 31, 2009 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

American Apparel, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

American Apparel, Inc.

We have audited the accompanying consolidated balance sheet of American Apparel, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule as of and for the year ended December 31, 2009 listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Apparel, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

American Apparel, Inc.

We have audited the accompanying consolidated balance sheet of American Apparel, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2008 and 2007. Our audits also included the financial statement schedule for the years ended December 31, 2008 and 2007 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. as of December 31, 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Marcum LLP

(formerly Marcum & Kliegman LLP)

New York, NY

March 16, 2009, except for the restatement discussed in Note 20 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2008 Annual Report on Form 10-K/A filed on August 13, 2009, as to which the date is August 12, 2009.

Item 8.    Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in Thousands, except par value)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$9,046	$11,368
Trade accounts receivable, net of allowances of $1,763 and $1,441 at December 31, 2009 and 2008, respectively	16,907	16,439
Prepaid expenses and other current assets	9,994	5,369
Inventories	141,235	148,154
Income taxes receivable	4,494	604
Deferred income taxes	4,627	3,935

Total current assets	186,303	185,869
PROPERTY AND EQUIPMENT, net	103,310	112,408
DEFERRED INCOME TAXES	12,033	10,137
OTHER ASSETS, net	25,933	25,195

TOTAL ASSETS	$327,579	$333,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$3,741	$2,413
Revolving credit facilities and current portion of long-term debt	6,346	34,318
Accounts payable	19,705	32,731
Accrued expenses	30,573	22,140
Income taxes payable	2,608	8,582
Current portion of capital lease obligations	1,907	2,616

Total current liabilities	64,880	102,800
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009 and none at December 31, 2008	65,997	67,050
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,355	3,292
CAPITAL LEASE OBLIGATIONS, net of current portion	1,020	1,986
DEFERRED RENT	22,052	16,011
OTHER LONG-TERM LIABILITIES	11,934	6,058

TOTAL LIABILITIES	170,238	197,197

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,467 shares issued and 71,033 shares outstanding at December 31, 2009 and 72,221 shares issued and 70,787 shares outstanding at December 31, 2008	7	7
Additional paid-in capital	150,449	131,252
Accumulated other comprehensive loss	(2,083)	(2,703)
Retained earnings	19,012	17,900

	167,385	146,456
Less: Treasury stock, 1,434 shares at cost	(10,044)	(10,044)

TOTAL STOCKHOLDERS’ EQUITY	157,341	136,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,579	$333,609

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in Thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Net sales	$558,775	$545,050	$387,044
Cost of sales (including share-based compensation of $12,102 for the year ended December 31, 2008)	238,863	250,629	173,676

Gross profit	319,912	294,421	213,368
Operating expenses (including share-based compensation of $525, $530 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively, and related party charges of $622, $619 and $6,111 for the years ended December 31, 2009, 2008 and 2007, respectively)	295,497	258,357	182,246

Income from operations	24,415	36,064	31,122

Interest expense (including related party interest expense of $271, $346 and $1,633 for the years ended December 31, 2009, 2008 and 2007, respectively)	22,627	13,921	17,541
Foreign currency transaction (gain) loss	(2,920)	621	(722)
Other (income) expense	(220)	155	(980)

Income before income taxes	4,928	21,367	15,283
Income tax provision (benefit)	3,816	7,255	(195)

Net income	$1,112	$14,112	$15,478

Basic earnings per share	$0.02	$0.20	$0.32
Diluted earnings per share	$0.01	$0.20	$0.31
Weighted average basic shares outstanding	71,026	69,490	48,890
Weighted average diluted shares outstanding	76,864	70,317	49,414
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income before income taxes			$15,283
Pro forma provision for income taxes			5,826

Pro forma net income			$9,457

Pro forma Basic Earnings per share			$0.19
Pro forma Diluted Earnings per share			$0.19

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in Thousands)

	Number of Common Shares	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE, January 1, 2007	48,390	$5	$—	$6,197	$(553)	$361	$6,963	$12,973

Outstanding shares of the Registrant at time of reverse merger dated December 12, 2007	19,933	2	—	121,587	—	—	—	121,589
Buy out of Sang Ho Lim	(11,132)	(1)	—	(67,902)	—	—	—	(67,903)
Repayment of stockholders advances	—	—	—	—	553	—	—	553
Distributions to stockholders	—	—	—	(15,764)	—	—	(6,383)	(22,147)
Reclass deferred merger costs	—	—	—	(1,003)	—	—	—	(1,003)
Imputed interest on stockholder loans	—	—	—	577	—	—	—	577
Capitalization of undistributed S Corporation earnings	—	—	—	12,270	—	—	(12,270)	—
Exercise of warrants	200	—	—	1,200	—	—	—	1,200
Cashless exercise of underwriters unit purchase options	204	—	—	—	—	—	—	—
Net income	—	—	—	—	—		15,478	15,478	$15,478
Foreign currency translation, net of tax	—	—	—	—	—	504	—	504	504

BALANCE, December 31, 2007	57,595	6	—	57,162	—	865	3,788	61,821	$15,982

Exercise of Warrants	13,521	1	—	65,617	—	—	—	65,618
Purchase of treasury stock	—	—	(10,044)	—	—	—	—	(10,044)
Issuance of common stock for stock-based compensation, net of payroll tax withholding	1,105	—	—	7,452	—	—	—	7,452
Issuance of warrants	—	—	—	1,021	—	—	—	1,021
Net income	—	—	—	—	—	—	14,112	14,112	$14,112
Foreign currency translation, net of tax	—	—	—	—	—	(3,568)	—	(3,568)	(3,568)

BALANCE, December 31, 2008	72,221	7	(10,044)	131,252	—	(2,703)	17,900	136,412	$10,544

Issuance of common stock for stock-based compensation	246	—	—	525	—	—	—	525
Issuance of warrants	—	—	—	18,672	—	—	—	18,672
Net income	—	—	—	—	—	—	1,112	1,112	$1,112
Foreign currency translation, net of tax	—	—	—	—	—	620	—	620	620

BALANCE, December 31, 2009	72,467	$7	$(10,044)	$150,449	$—	$(2,083)	$19,012	$157,341	$1,732

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	For the Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$559,089	$544,062	$386,931
Cash paid to suppliers, employees and others	(491,873)	(501,469)	(373,653)
Income taxes paid	(13,886)	(11,351)	(3,247)
Interest paid, net of capitalized interest	(8,609)	(12,194)	(17,533)
Other	482	(162)	1,006

Net cash provided by (used in) operating activities	45,203	18,886	(6,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,889)	(66,365)	(21,137)
Purchase of net assets under business acquisition	—	(3,500)	(1,600)

Net cash used in investing activities	(20,889)	(69,865)	(22,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution	1,307	(288)	(1,212)
(Repayment) borrowings under revolving credit facility, net	(43,590)	1,381	(2,659)
Deferred financing costs paid	(5,003)	(4,139)	(1,630)
Distribution to stockholders, net	—	—	(21,594)
Proceeds from exercise of warrants	—	65,619	1,200
Purchase of treasury stock	—	(10,044)	—
Repurchase of common stock for payment of payroll statutory tax withholding on stock-based compensation	—	(5,174)	—
Cash acquired in reverse Merger	—	—	123,000
Buy out of Sang Ho Lim	—	—	(67,903)
Payment of merger-related costs	—	—	(1,003)
Borrowings of subordinated notes payable to related party	4,000	2,500	4,732
Repayments under subordinated notes payable to related party	(3,250)	(4,580)	(7,164)
Borrowings under notes payable to unrelated parties	—	966	2,118
Repayment under notes payable to unrelated parties	—	(1,336)	(8,288)
Repayment of subordinated note payable to unrelated party	—	—	(14,201)
Borrowings under term loans and notes payable, net of $5,000 discount	75,074	—	51,386
Repayment of term loans and notes payable	(51,183)	—	(8,685)
Repayment of capital lease obligations	(2,826)	(3,734)	(3,567)

Net cash (used in) provided by financing activities	(25,471)	41,171	44,530

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,165)	1,884	215

NET (DECREASE) INCREASE IN CASH	(2,322)	(7,924)	15,512
CASH, beginning of period	11,368	19,292	3,780

CASH, end of period	$9,046	$11,368	$19,292

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

(Amounts in Thousands)

	Years ended December 31,
	2009	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$1,112	$14,112	$15,478
Depreciation and amortization of property and equipment and other assets	28,151	20,844	13,306
Amortization of debt discount and deferred financing costs	7,713	1,030	583
Loss on disposal of property and equipment	246	—	—
Foreign currency transaction (gain) loss	(2,920)	621	(722)
Imputed interest on stockholder loans	—	—	577
Accrued interest – paid in kind	6,312	—	—
Retail store impairment charges	3,343	644	252
Stock-based compensation expense	525	12,625	—
Bad debt expense (recovery)	492	598	(313)
Deferred income taxes	(3,704)	(6,212)	(6,913)
Deferred rent	5,908	7,746	2,594
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(178)	(816)	(499)
Inventories	10,669	(46,361)	(21,621)
Prepaid expenses and other current assets	(4,874)	(376)	(2,298)
Other assets	(1,246)	(9,083)	(2,297)
Accounts payable	(10,297)	15,197	(16,893)
Accrued expenses and other liabilities	13,853	6,196	8,503
Income taxes receivable/payable	(9,902)	2,121	3,767

Net cash provided by (used in) operating activities	$45,203	$18,886	$(6,496)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$1,151	$1,092	$4,614
Property and equipment acquired and included in accounts payable	$764	$2,285	$1,058
Liabilities assumed under Endeavor Acquisition	$—	$—	$1,411
Reclassification of advances to stockholders	$—	$—	$553
Issuance of warrants to lender	$18,672	$1,021	$—

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts and Shares in Thousands, except per share amounts)

For the Years Ended December 31, 2009, 2008 and 2007

1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively, “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2009, the Company operated a total of 281 retail stores in the United States, Canada and 18 other countries.

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

On December 18, 2006, the Registrant entered into an agreement and plan of reorganization (“Agreement”) by which it ultimately acquired American Apparel. On November 6, 2007, the Registrant entered into an amended Acquisition Agreement (“Amended Agreement”) with American Apparel whereby American Apparel, Inc. (“AA”), American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively “CI Companies”) became wholly owned subsidiaries of the Registrant. Upon the completion of the merger with AA and CI Companies on December 12, 2007, the Registrant changed its name to American Apparel, Inc. AA and CI Companies are collectively referred to as “American Apparel” and the consolidated entity, including the Registrant, is collectively referred to as the “Company.” For accounting purposes, this business combination (“Merger”) has been treated as a reverse merger.

2. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to property and equipment, intangible assets and goodwill; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; income taxes; and foreign currency.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Classification and Adjustments

During 2009, the Company corrected the presentation of certain accounts and transactions in its historical financial statements as of December 31, 2008 and for the two years ended December 31, 2008, as follows:

•

Workers’ compensation reserves—Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-term nature of workers’ compensation claims, which can extend over a period of years, the Company determined that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or 12 months after the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, the Company reclassified $5,181 of workers’ compensation reserves from accrued expenses, as previously reported, to other long-term liabilities on the consolidated balance sheet as of December 31, 2008. The Company also reclassified the $2,078 of deferred income tax asset balances related to the accrued workers’ compensation reserves from current deferred income tax assets to noncurrent deferred income tax assets on the consolidated balance sheet as of December 31, 2008. These reclassifications had no effect on the Company’s previously reported operating income, net income or cash flows, and the balance sheet reclassifications were not material to any previously reported consolidated financial statements.

•

Current portion of deferred rent liability—Prior to the change, the Company’s entire deferred rent liability was classified as a long-term liability. However, the portion of deferred rent which is due within the 12 months from the date of the consolidated financial statements should be classified as a short-term obligation. As a result, $1,032 of deferred rent liability was reclassified from deferred rent in non-current liabilities, as previously reported, to accrued expenses on the consolidated balance sheet as of December 31, 2008. This reclassification also resulted in a reclassification of $385 from a noncurrent deferred income tax asset to a current deferred income tax asset. These reclassifications did not impact the Company’s previously reported operating income, net income or cash flows, and the balance sheet reclassifications were not material to any previously reported consolidated financial statements.

•

Foreign income taxes—The Company reclassified income tax payments expected to be received by certain international subsidiaries from the respective countries’ taxing authority. These amounts had previously been netted against income taxes payable related to other federal, state, and international taxes as of December 31, 2008. As a result, $604 has been reclassified from income taxes payable to income taxes receivable on the consolidated balance sheet as of December 31, 2008. This reclassification had no effect on the Company’s previously reported operating income, net income or cash flows, and it is not considered material to any previously reported consolidated financial statements.

•

Unrecognized tax benefits—Prior to the change, the Company recognized the unrecognized tax benefits as a current income tax payable. However, the Company has reclassified $877 from current income taxes payable, as previously reported, to other long-term liabilities on the consolidated balance sheet as of December 31, 2008. This change had no effect on the Company’s previously reported operating income, net income or cash flows, and it is not considered material to any previously reported consolidated financial statements.

•	Operating and investing cash flows—The Company previously did not exclude the unpaid capital expenditures recorded in accounts payable from its cash flows related to the changes in accounts payable or its capital expenditures. The Company reclassified the reported consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to reflect an increase of $2,285 and $(1,058), respectively, in cash provided by (used in) operating activities and cash used in investing activities, respectively. This reclassification had no effect on the Company’s previously reported operating income or net income and consolidated balance sheets and it is not considered material to any previously reported consolidated financial statements.

•

Manufacturing salaries—The Company reclassified its previously reported consolidated statement of operations for the year ended December 31, 2008 and 2007 to reflect a reclassification of $4,694 and $2,105, respectively, of operating expenses to cost of sales. This reclassified certain costs charged to general and administrative accounts which consisted of activities to support the manufacturing operations of the Company. This reclassification had no effect on the Company’s previously reported operating income or net income and consolidated balance sheets and it is not considered material to any previously reported consolidated financial statements.

•	Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

The following table presents the effects of these reclassifications on the Company’s previously reported consolidated balance sheet, statement of operations and statement of cash flows as of December 31, 2008, for the year ended December 31, 2008 and for the years ended December 31, 2008 and 2007, respectively:

	As of December 31, 2008
	As Reported	Reclassifications	As Revised
Assets
Income taxes receivable	$—	$604	$604
Deferred income taxes—current	$5,628	$(1,693)	$3,935
Total current assets	$186,958	$(1,089)	$185,869
Deferred income taxes—noncurrent	$8,444	$1,693	$10,137
Total Assets	$333,005	$604	$333,609

Liabilities and Stockholders’ Equity
Accrued expenses	$26,289	$(4,149)	$22,140
Income taxes payable	$8,855	$(273)	$8,582
Total current liabilities	$107,222	$(4,422)	$102,800
Deferred rent—long-term	$17,043	$(1,032)	$16,011
Other long-term liabilities	$—	$6,058	$6,058
Total Liabilities	$196,593	$604	$197,197
Total Liabilities and Stockholders’ Equity	$333,005	$604	$333,609

	Year ended December 31, 2008
	As Reported	Reclassifications	As Revised
Statement of Operations
Cost of sales	$245,935	$4,694	$250,629
Gross profit	$299,115	$(4,694)	$294,421
Operating expenses	$263,051	$(4,694)	$258,357

Statement of Cash Flows
Cash provided by (used in) operating activities:
Cash paid to suppliers, employees and others	$(499,184)	$(2,285)	$(501,469)
Amortization of debt discount and deferred financing costs	$—	$1,030	$1,030
Accounts payable	$17,482	$(2,285)	$15,197
Other assets	$(8,053)	$(1,030)	$(9,083)
Net cash provided by (used in) operating activities	$21,171	$(2,285)	$18,886
Cash used in investing activities:
Capital expenditures	$(68,650)	$2,285	$(66,365)
Net cash used in investing activities	$(72,150)	$2,285	$(69,865)

	Year ended December 31, 2007
	As Reported	Reclassifications	As Revised
Statement of Operations
Cost of sales	$171,571	$2,105	$173,676
Gross profit	$215,473	$(2,105)	$213,368
Operating expenses	$184,351	$(2,105)	$182,246

Statement of Cash Flows
Cash provided by (used in) operating activities:
Cash paid to suppliers, employees and others	$(372,595)	$(1,058)	$(373,653)
Amortization of debt discount and deferred financing costs	$—	$583	$583
Accounts payable	$(15,835)	$(1,058)	$(16,893)
Other assets	$(1,714)	$(583)	$(2,297)
Net cash provided by (used in) operating activities	$(5,438)	$(1,058)	$(6,496)
Cash used in investing activities:
Capital expenditures	$(22,195)	$1,058	$(21,137)
Net cash used in investing activities	$(23,795)	$1,058	$(22,737)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $7,500 and $7,675 held in foreign banks at December 31, 2009, and 2008, respectively.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. As of December 31, 2009, two customers accounted for 24.7% (16.4% and 8.3%) of the Company’s total accounts receivables and 33.6% (22.4% and 11.2%) of the Company’s U.S. Wholesale segment accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 350 – Intangibles – Goodwill and Other Intangible Assets. The Company’s annual impairment test date is December 31. The goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company has not had any goodwill impairment.

Other intangible assets consist of deferred financing costs (amortized over the term of the applicable debt facility) and key money, broker and finder fees and lease rights (amortized over the life of the respective lease).

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values generally determined using the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. For the years ended December 31, 2009, 2008 and 2007, the Company recognized impairment charges of $3,343, $644 and $252, respectively, on assets to be held and used. The majority of the impairment charges, which related to leasehold improvements and furniture and fixtures of certain U.S. and International retail stores, are included in operating expenses in the accompanying consolidated statements of operations.

Fair Value Measurements

The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term loan, related party debt and foreign currency forward exchange contracts. The fair value of cash and cash equivalents, accounts receivable, accounts payable and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis (see Note 12). It is not however, practical to determine the fair value of the subordinated notes payable to our CEO due to their related party nature.

The valuation techniques required by ASC 820—“Fair Value Measurements and Disclosures”, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1–Quoted prices in active markets for identical assets or liabilities.

Level 2–Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3–Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

ASC 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible.

The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test. The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. The Company completed the annual impairment test of its goodwill as of December 31, 2009 and 2008 and determined that there was not impairment as the fair value of the reporting unit, to which goodwill was assigned, substantially exceeded the carrying value of the reporting unit.

Web Site Development

The Company capitalizes applicable costs incurred during the application and infrastructure website development stage and expenses costs incurred during the planning and operating stage. As of December 31, 2009 and 2008, the Company had capitalized website development costs of $423 and $697, respectively, which are included in property and equipment in the accompanying consolidated balance sheets.

Self-insurance accruals

The Company self-insures a significant portion of expected losses under workers’ compensation and healthcare benefits programs. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. Estimated costs under the healthcare program are based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such amounts will more likely than not go unrealized. If it becomes more likely than not that a tax asset will be realized, any related valuation allowance of such assets would be reversed.

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

The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy and Ireland, consolidated in the Company’s U.S. federal income tax return. The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”, and gross unrecognized tax benefits at December 31, 2009 and December 31, 2008 are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.

As a result of the Merger, AA was required to convert from a Subchapter S Corporation to a C Corporation as of the Closing on December 12, 2007. As a Subchapter S Corporation, U.S. federal and certain state income taxes were the responsibility of the Company’s stockholders and these income taxes are not reflected in the Company’s 2007 financial statements. As a result of the conversion, the Company recognized deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of our assets and liabilities at the date of conversion into a C Corporation. This resulted in a deferred tax benefit of $6,205 being recognized and recorded as a component of the income tax benefit for the fiscal year ended December 31, 2007 in the accompanying consolidated statement of income.

The unaudited pro forma computation of income tax included in the consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company recognizes product sales when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured. Wholesale product sales are recorded at the time the product is either picked up by or shipped to the customer. Online product sales are recorded at the time the product is received by the customer. Retail store sales are recorded as revenue upon the sale of product to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see “Sales Returns and Other Allowances” discussed below for further information).

The Company recognizes revenue from gift cards, gift certificates and store credits as they are redeemed for product. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and the Company does not have sufficient historical evidence to estimate breakage. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $4,387 and $2,672 at December 31, 2009 and 2008, respectively.

Sales Returns and Allowances

The Company analyzes sales returns in accordance with ASC 605 – “Revenue Recognition.” The Company is able to make reasonable and reliable estimates of product returns for its wholesale, online product sales and retail store sales based on the Company’s past history. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns and expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. Actual results could differ from those estimates.

Shipping and Handling Costs

The company incurs shipping and handling costs in its operations and accounts for such costs in accordance with ASC 605 – “Revenue Recognition”. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales in the accompanying consolidated statements of operations.

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

Advertising, Promotion and Catalog

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $10,547, $18,392 and $12,765, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2009, 2008 and 2007, cooperative advertising expenses were $285, $258, and $377, respectively.

Pre-Opening Costs

The Company expenses as incurred all retail store start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718 – “Compensation – Stock Compensation.” Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

Foreign Currency Forward Exchange Contracts

The Company follows the provisions of ASC 820, as amended, which require the recognition of derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transactions, or in earnings if the derivative does not qualify for hedge accounting. The Company’s foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transactions (gain) loss in the consolidated statements of operations.

The Company enters into forward contracts to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At December 31, 2009 the Company did not hold any forward exchange contracts. At December 31, 2008, the Company held forward exchange contracts to purchase an aggregate notional amount of U.S. $1,700 to hedge forecasted purchases of inventory in U.S. dollars. At December 31, 2008, the fair value of the forward contracts, based on quoted market rates (level 1 in the fair value hierarchy), was $110 and is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Preferred stock

At December 31, 2009, 2008 and 2007, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2009, 2008 or 2007. Shares may be issued in one or more series.

Earnings per Share

The Company presents earnings per share (“EPS”) in accordance with ASC 260 – “Earnings per Share”. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The effect of the Merger has been given retroactive application in the EPS calculation (see Note 1, Organization and Business). The common stock issued and outstanding with respect to the pre-Merger stockholders of the Registrant has been included in the EPS calculation since the closing date of the Merger. All of the Registrant’s outstanding warrants which were issued in the initial public offering of Endeavor Acquisition Corp. and underwriter’s purchase option are reflected in the diluted EPS calculation, using the treasury stock method, commencing with the closing date of the Merger.

The impact of one million shares of common stock underlying the SOF Warrant (see Note 11) is excluded from the EPS calculation because the effect would be anti-dilutive.

The Company’s net income for the periods presented in the accompanying consolidated statement of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Weighted average shares outstanding used in basic EPS	71,026	69,490	48,890
Dilutive effect of warrants and underwriters purchase option	5,838	827	524

Weighted average shares outstanding for diluted EPS	76,864	70,317	49,414

For the year ended December 31, 2009, the Company had 1,000 and 16,000 shares of common stock underlying the SOF Investments, L.P. – Private IV and Lion Warrants (as defined in Note 17), respectively.

Comprehensive Income

In accordance with ASC 220 – “Comprehensive Income”, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive loss are changes in equity that are excluded from the Company’s net income, specifically, unrealized gains and losses on foreign currency translation adjustments.

A reconciliation of comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Net income, as reported	$1,112	$14,112	$15,478
Foreign currency translation adjustments, net of tax	620	(3,568)	504

Comprehensive income	$1,732	$10,544	$15,982

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning in 2009. Following SFAS No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates (“ASC”) as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italic” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

4. Completed Merger

Upon the Merger, Dov Charney, a 50% owner of AA’s Common Stock and 100% owner of CI Companies’ common stock and current Chief Executive Office of the Company received from the Registrant 37,258 shares of its common stock in exchange for his ownership interest in AA and CI Companies. The other 50% owner of AA’s Common Stock, Sang Ho Lim, received $67,903 for his ownership interest, the equivalent of 11,132 shares of common stock.

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

Basis of Presentation and Accounting Treatment of the Merger

The Merger has been accounted for as a “reverse merger” and recapitalization, since the majority stockholder of American Apparel owns a majority of the outstanding shares of the common stock of the

Company immediately following the completion of the Merger. American Apparel was the accounting acquirer and, consequently, the Merger was treated as a recapitalization of American Apparel. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of American Apparel and are recorded at the historical cost basis of American Apparel. The Registrant’s assets and liabilities are consolidated as of December 12, 2007 and are recorded at their net tangible book value; the Registrant’s results of operations are consolidated with American Apparel commencing December 12, 2007.

Additionally, AA and CI Companies were under common control since each of the entities’ inception. In conjunction with the Merger, the two entities were consolidated in a manner similar to a pooling of interests. Accordingly, AA and CI Companies were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity.

In the consolidated statement of stockholders’ equity and comprehensive income (loss), in addition to reflecting the common control merger retroactive to the earliest period presented, the recapitalization of the number of shares of common stock attributable to the American Apparel stockholders is also reflected retroactive to the earliest period presented. Accordingly, the number of shares presented as outstanding as of the earliest period presented (January 1, 2007) total 48,390, consisting of the 37,258 issued to Dov Charney, and the 11,132 equivalent number of shares assigned to Sang Ho Lim. Sang Ho Lim’s shares were determined by dividing the $67,903 ($121,589/19,933) he received in cash by the $6.10 net tangible book value per share of the Registrant as of the Closing. These shares were also used to calculate the Company’s earnings (loss) per share for all periods prior to the Merger.

5. Business Acquisitions

On December 1, 2007 the Company entered into an agreement with an unrelated third party to assume a lease and purchase all of the assets of a garment sewing, dyeing and finishing plant. Purchase of these assets added garment dyeing capability to the Company’s production process. The purchase included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. The Company accounted for this acquisition under the purchase method of accounting. Under the purchase method the total purchase price has been allocated to the tangible assets acquired, based upon their estimated fair values. These consolidated financial statements include the results of operations of this business since December 1, 2007.

The purchase price of the garment sewing, dyeing and finishing equipment amounted to $1,600. The Company made payments totaling $1,600 to the unrelated third party during December 2007.

On May 9, 2008 the Company completed an asset acquisition with an unrelated third party to assume a lease and purchase all of the assets of a fabric dyeing and finishing plant. The purchase included the assumption of the lease for the facility as well as the purchase of all of the tangible personal property at the plant. The Company paid $3,500 for the assumption of the lease and purchase of machinery and equipment. The asset acquisition was accounted for under the purchase method of accounting. The cost to acquire these assets was allocated to the respective assets and liabilities acquired based on their estimated fair values at the closing date.

At December 31, 2008, the allocation of the cost to acquire these assets was as follows:

Property and equipment	$2,918
Goodwill	956

Total assets acquired	3,874
Total liabilities assumed	374

Net assets acquired	$3,500

Pro-forma financial information is not provided for these acquisitions as their impact was not material individually or in the aggregate to the Company’s consolidated statements of operations.

6. Inventories

The components of inventories at December 31 are as follows:

	2009	2008
Raw materials	$19,506	$41,648
Work in process	1,475	1,450
Finished goods	120,254	105,056

	$141,235	$148,154

Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2009, 2008 and 2007, no one supplier provided more than 10% of the Company’s raw material purchases.

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2009 and 2008, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $3,116 and $2,498, respectively.

The Company establishes a reserve for inventory shrinkage for each of its retail locations. The reserve is based on the historical results of physical inventory cycle counts. The Company has a reserve for inventory shrinkage in the amount of $1,686 and $1,120 at December 31, 2009 and 2008, respectively.

7. Property and Equipment

The components of property and equipment at December 31 are as follows:

	2009	2008	Depreciation and Amortization Period (Years)
Machinery and equipment	$41,231	$38,556	5-7 years
Furniture and fixtures	34,356	28,408	5 years
Computers and software	24,627	19,520	3-5 years
Automobiles and light trucks	1,221	1,176	3 years
Leasehold improvements	82,565	72,840	Shorter of the life of lease or useful life
Buildings	557	2,550	25 years
Construction in progress	1,933	3,861

	186,490	166,911
Accumulated depreciation and amortization	(83,180)	(54,503)

Total	$103,310	$112,408

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the Company’s financial statements and the resulting gain or loss, if any, is reflected in income from operations. Property plant and equipment acquired are recorded as construction in progress until placed in-service, at which time the asset is reclassified to the appropriate asset category and depreciation commences.

For the years ended December 31, 2009, 2008, and 2007 depreciation and amortization expense relating to property and equipment (including capitalized leases) was $27,051, $20,197 and $13,033, respectively. At December 31, 2009 and 2008, property and equipment includes $12,167 and $11,370, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2009 and 2008 was $10,809 and $6,921, respectively.

The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), respectively, that the fair value of the assets at 19 retail stores was less than their carrying value at December 31, 2009. The Company recorded an impairment charge relating primarily to certain retail store leasehold improvements in the U.S. Retail and International segments of $3,343, $644 and $252 for the years ended December 31, 2009, 2008 and 2007, respectively, as a component of operating expenses in the consolidated statements of operations to reduce the assets carrying value to their estimated fair value.

8. Goodwill, Intangible Assets and Other Assets

Goodwill of $1,906 is assigned to the U.S. wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008. The carrying amount of goodwill was not impaired during the years ended December 31, 2009 and 2008.

The net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31 are as follows:

	2009	2008
Deferred financing costs	$7,431	$5,058
Broker and finder fees	1,763	1,656
Lease rights	2,372	1,774
Key money store leases	2,216	2,736

Gross amortizable intangible assets	13,782	11,224
Accumulated amortization	(3,476)	(1,138)

Total net amortizable intangible assets	10,306	10,086
Goodwill	1,906	1,906
Workers compensation deposit	1,364	314
Other	1,443	1,605
Lease security deposits	10,914	11,284

Total	$25,933	$25,195

Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $4,573, $1,030 and $583 for the years ended December 31, 2009, 2008 and 2007, respectively, which is recorded to interest expense.

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the term of the respective leases. Property lease terms are generally for ten years.

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

Aggregate amortization expense of intangible assets and other assets (excluding deferred financing costs) is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 and was approximately $1,100, $647 and $273, respectively.

As of December 31, 2009, estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years is as follows:

Amount
2010	$2,643
2011	2,553
2012	1,872
2013	1,365
2014	373

9. Accrued Expenses

The components of accrued expenses at December 31 are as follows:

	2009	2008
Accrued compensation, bonuses and related taxes	$7,604	$5,571
Workers’ compensation and other self-insurance reserves	4,807	3,252
Sales, value and property taxes	2,603	2,494
Gift cards / store credits	4,387	2,672
Other	11,172	8,151

Total	$30,573	$22,140

10. Revolving Credit Facilities and Current Portion of Long-Term Debt

Revolving credit facilities and current portion of long-term debt at December 31 consists of the following:

	2009	2008
Revolving credit facility, maturing July 2012 (a)	$6,249	$49,401
Revolving credit facility, due on demand (b)	—	409
Current portion of long-term debt (see Note 11)	97	482
Amounts refinanced on long-term basis (a)	—	(15,974)

Total revolving credit facilities and current portion of long-term debt	$6,346	$34,318

The Company incurred interest charges of $22,627, $13,921 and $17,541 for the years ended December 31, 2009 and 2008, and 2007 respectively, for all outstanding borrowings and $701 was capitalized to leasehold improvements under construction at the Company’s retail stores for the year ended December 31, 2009. The interest charges subject to capitalization for the years ended December 31, 2008 and 2007 was not significant.

(a)

The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”) subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”), as discussed in Note 11, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced with Lion Capital (Guernsey) II Limited (“Lion”). In connection with this refinancing, the BofA Credit Agreement was amended (the “Ninth Amendment”) to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of promissory notes to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by BofA and are collateralized by substantially all of the Company’s assets.

Interest under the BoA Credit agreement is at the London Interbank Offered Rate (“LIBOR”) (0.25% at December 31, 2009) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.25% at December 31, 2009) plus 2.5%, at the Company’s option. At December 31, 2009 and 2008, the Company had $9,381 and $9,360, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at December 31, 2009 and 2008 was $41,200 and $12,142, respectively.

Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $18,834 for fiscal 2009. The Company’s actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments were $15,742. The Company was in compliance with all required covenants at December 31, 2009.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability. On March 13, 2009, the Company entered into the Lion Credit Agreement (see Note 11). Approximately $15,974 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to reduce the outstanding revolver balance under the BofA Credit Agreement. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding as of December 31, 2008 was reclassified to long-term debt.

(b)	As of December 31, 2009, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively the “CI Companies”), wholly owned subsidiaries of the Company, had a line of credit with a bank that provided for borrowings up to C$11,000 due on demand with a fixed maturity date at December 30, 2012, bearing interest at the bank’s prime rate (2.25% at December 31, 2009) plus 2.00% per annum payable monthly. This line of credit is secured by moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by certain sections the Bank Act of Canada on inventory. Available borrowing capacity at December 31, 2009 was C$11,000.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the bank. The Company was in compliance with all required covenants at December 31, 2009.

11. Long-Term Debt

The components of long-term debt at December 31 are as follows:

	2009	2008
Long-term debt with Lion including accrued interest paid-in-kind of $6,130 and net of unamortized discount of $20,537 (a)(b)	$65,593	$—
Long-term debt with SOF, retired March 2009 (a)	—	51,000
Revolving credit facility portion refinanced on a long-term basis (b)	—	15,974
Other	501	558

Total long-term debt	66,094	67,532
Less current portion of debt	97	482

Long-term debt, net of current portion	$65,997	$67,050

(a)	As of December 31, 2008, the Company had a term loan agreement with SOF in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the accompanying consolidated statement of operations. The outstanding term loan balance of $51,000 at December 31, 2008 was reflected as a long-term liability in the accompanying consolidated balance sheet, as amounts were refinanced on a long-term basis.

The covenants included in the SOF Credit Agreement were substantially similar to the covenants included in the BofA Credit Agreement (see footnote (a) in Note 10). The Company amended the SOF Credit Agreement nine times, most recently on December 19, 2008 to extend the maturity date of the loan. In connection with the ninth amendment, the Company paid SOF a fee of $2,550, which was capitalized as a deferred financing cost and fully amortized during the first quarter of 2009, and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an initial exercise price of $3.00 per share, subject to adjustments in certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share (see Note 17).

(b)	On March 13, 2009, the Company entered into the Lion Credit Agreement. Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company’s option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company’s obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty. At March 31, 2009 and December 31, 2009, the Company paid all accrued interest on this loan in cash while on June 30, 2009 and September 30, 2009, the Company paid all accrued interest in kind on this loan in the amount of $2,992 and $3,138, respectively. At December 31, 2009, the Company was in compliance with all required covenants under the Lion Credit Agreement.

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO, to pay fees and expenses of $4,276 that were capitalized as deferred financing costs and included in other assets in the accompanying consolidated balance sheet, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974. Accordingly, $15,974 of the revolver balance under the BofA Credit Agreement outstanding has been refinanced on a long-term basis and as of December 31, 2008 was reclassified to long-term debt.

In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (see Note 17). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At December 31, 2009, the debt, net of unamortized discount and excluding interest paid-in-kind of $6,130, totaled approximately $59,463, and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

We were in compliance with the covenants under the Lion Credit Agreement as of December 31, 2009 and we anticipate that based on information currently available, we will be in compliance with the same covenants as of March 31, 2010. On March 31, 2010, the Company entered into a Second Amendment to the Lion Credit Agreement, which, among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00 and for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00. The Second Amendment will enable the Company to make additional capital investments.

12. Fair Value of Financial Instruments

The fair value of the term loans with Lion is measured on a recurring basis, in accordance with ASC 820 – “Fair Value Measurements and Disclosures”, with fair value determined using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features.

The carrying amount and fair value of the Company’s term loans with Lion is presented below as of December 31, 2009:

	Carrying Amount	Fair Value
Long-term debt, net of discount of $20,537 and including interest paid-in-kind of $6,130 (level 2 in the fair value hierarchy)	$65,593	$79,889

Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Notes 3 and 7.

13. Subordinated Notes Payable to Related Party

At December 31, 2009 and 2008, the Company had outstanding loans payable to its CEO of $4,355 and $3,292, respectively. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, our CEO loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the years ended December 31, 2009, 2008 and 2007 interest expense related to these loans was $271, $346 and $277, respectively.

14. Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.1% to 19.3% (average interest rate is 11.2%).

Minimum future payments under these capital leases at December 31, 2009 are:

Year Ending December 31
2010	$2,079
2011	568
2012	359
2013	177

Total future minimum lease payments	3,183
Less: amount representing interest	(256)

Net minimum lease payments	2,927
Current portion	1,907

Long-term portion	$1,020

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
United States	$(4,237)	$4,610	$968
Foreign	9,165	16,757	14,315

	$4,928	$21,367	$15,283

Income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current:
Federal	$(88)	$2,198	$92
State	2,219	1,500	641
Foreign	5,642	7,192	5,985

	7,773	10,890	6,718

Deferred:
Federal	(3,406)	(2,579)	(5,619)
State	(197)	(987)	(1,231)
Foreign	(354)	(69)	(63)

	(3,957)	(3,635)	(6,913)

Income tax provision (benefit)	$3,816	$7,255	$(195)

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2009	2008	2007
Taxes at the statutory federal tax rate of 35%	$1,725	$7,478	$5,349
Reduced federal tax rate for S Corporations	—	—	(5,124)
State tax, net of federal benefit	482	(7,817)	(3,467)
Change in valuation allowance	1,598	8,132	3,765
Change in tax rates due to conversion to C Corporation	—	980	(6,205)
Federal general business tax credits	(1,937)	(829)	—
Domestic production deduction	130	(495)	—
Foreign taxes	482	(266)	5,461
Uncertain tax positions	1,436	—	—
Other	(100)	72	26

Total income tax provision (benefit)	$3,816	$7,255	$(195)

As a result of the Merger, the Company was required to change from a Subchapter S Corporation to a C Corporation as of the Closing on December 12, 2007. Accordingly the Company was required to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Merger. This resulted in a one-time deferred tax benefit of $6,205 being recognized during the year ended December 31, 2007. Upon filing the 2007 tax returns during 2008 the Company determined the deferred tax asset recorded at December 31, 2007 should have been $5,225, resulting in an adjustment to the current provision for income taxes aggregating $980 for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities consist of the following as of December 31:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$695	$563
Deferred rent	8,611	6,675
Accrued workers’ compensation	3,901	2,980
Inventories	6,682	3,788
Accrued liabilities	3,451	620
Federal and California tax credits	20,979	18,859
Foreign currency translation loss	1,139	1,948
Foreign tax credits	2,740	—
Other	1,941	702

Total gross deferred tax assets	50,139	36,135
Less, valuation allowance	(20,457)	(18,859)

Net deferred tax assets	29,682	17,276

Deferred tax liabilities:
Prepaid expenses	(3,170)	(1,580)
Fixed assets	(9,852)	(1,576)
Other	—	(48)

Total gross deferred tax liabilities	(13,022)	(3,204)

Net deferred tax assets and liabilities	$16,660	$14,072

At December 31, 2009, the Company has state net operating loss carryforwards of $686 expiring in 2018 and foreign net operating loss carryforwards of $3,229 with expiration dates starting in 2013 (certain foreign loss carryforwards do not expire). At December 31, 2009, the Company has available California state tax credit carryforwards of $19,675 that may be utilized to offset future California tax liabilities arising in designated enterprise zone areas. The California state tax credits do not expire. The Company currently provides tax benefit for the California state tax credits as they are utilized. Management has determined that it is more likely than not that the tax credits will be unrealized due to the Company’s ability to generate substantial credits in excess of credits utilized on an annual basis. Therefore, the Company has provided valuation allowances of $19,675 and $18,859 against the unused California credit carryforwards for the years ended December 31, 2009 and December 31, 2008, respectively.

On January 1, 2007, the Company adopted ASC 740-10 related to the accounting for uncertain tax positions and as a result of the adoption , the Company did not recognize any additional liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Gross unrecognized tax benefits at January 1	$937	$611	$—
Increases for tax positions in prior periods	4,052	—	—
Increases for tax positions in current period	385	326	611
Decreases for tax positions in current period	(236)	—	—

Gross unrecognized tax benefits at December 31	$5,138	$937	$611

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 are $1,195, $0 and $0, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through December 31, 2009. During 2008 the Company concluded an Internal Revenue Service audit of the 2005 calendar year tax return. There was no material impact to the Company as a result of the audit. The Company concluded an audit during 2009 in Germany for 2004 through 2007. The audit resulted in a tax charge of $117 recorded in the provision for income taxes for the year ended December 31, 2009. The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company is being audited by the California Franchise Tax Board for the years ended December 31, 2007 and 2008. Until formal resolutions are reached between the Company and tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. The Company and its subsidiaries’ state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2005 through December 31, 2009. It should be noted that through December 12, 2007, the Company was taxed as an S corporation in the United States and thereafter is taxed as a C corporation in the United States.

The gross unrecognized tax benefits at December 31, 2009 and 2008 are included in other long-term liabilities. The classification of current or noncurrent is dependent on the time period in which the Company expects the underlying issues to be resolved or the statute of limitations to expire. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. During 2009, the Company accrued $521 of interest and $155 of penalties which are included in the accrued liabilities associated with unrecognized tax benefits. No accrual of interest and penalties was made for 2008.

The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($12,318 at December 31, 2009) of its controlled foreign corporations which are considered permanently invested outside of the U.S.

16. Related Party Transactions

See “Note 13 – Subordinated Notes Payable to Related Party” for a description of the loans made by the Chief Executive Officer to the Company.

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

On October 28, 2009, the Company entered into a letter agreement among the Company, our CEO, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on our CEO’s ability to transfer shares of the Company’s common stock that are subject to the lock-up agreement, dated December 12, 2007, our CEO has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.

Personal Guarantees by the Company’s CEO

The CEO of the Company has personally guaranteed the obligations of American Apparel under various property leases, including:

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

Lease Agreement Between the Company and a Related Party

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the

CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense related to this lease was $622, $619 and $598 for the years ended December 31, 2009, 2008 and 2007, respectively.

Payments to Morris Charney

Morris Charney, father of our CEO (“Mr. M. Charney”), serves as Sole Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Sole Director, President and Secretary of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of American Apparel, Inc., a California corporation (“Old American Apparel”), in 1998, as well as subsequent additional financing. Such amounts were repaid by the Company during 2007. In February 2008, Mr. M. Charney was paid a onetime discretionary bonus of C$1,000 out of the bonus pool that had been set up under the Acquisition Agreement in recognition of Mr. M. Charney providing of initial funding for the founding of Old American Apparel. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting fees amounting to C$192, C$199 and C$146 for the years ended December 31, 2009, 2008 and 2007, respectively.

Bonus and other Payments to the CEO

The Company’s employment agreement with our CEO provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which was equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company’s stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. During the year ended December 31, 2009, the Company accrued and expensed $1,124, related to the bonus that the CEO has earned for his services provided during the year ended December 31, 2009. During the year ended December 31, 2007, the Company paid management fees to the CEO of $5,302.

17. Share-Based Compensation and Warrants

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

Director Grants

Each of the Company’s non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.

The first annual stock grant was approved by the Board of Directors on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board authorization for the first annual stock grant; however, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, the Company granted to each non-employee director approximately five shares of common stock, based upon the highest stock price being $15.60 on December 12, 2007. The compensation expense associated with the share awards of approximately $432 representing the grant date fair value on February 6, 2008 is reflected in operating expenses for the year ended December 31, 2008 in the consolidated statement of operations. Such shares were issued upon filing of the registration statement on April 17, 2008.

On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the year ended December 31, 2009 in the accompanying consolidated statement of operations.

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

On August 14, 2008, 1,851 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $12,102 were awarded to eligible manufacturing employees and included in cost of sales for the year ended December 31, 2008. Of the $12,102, approximately $5,174 was withheld for the payment of employment and withholding taxes and 1,058 shares with an aggregate value of $6,922 were issued to employees and cash in the amount of $6 was paid to employees in lieu of the issuance of fractional shares. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the August 14, 2008 closing price per share of $6.54. During the year ended December 31, 2009, the Company did not grant any stock awards under the 2007 Plan, other than to non-employee directors. As of December 31, 2009, 9,149 shares of the Company’s common stock are available for future grants under the 2007 Plan. On February 16, 2010 the Company granted an additional 407 shares to employees under the 2007 Plan.

Accounting for Warrant

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

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Notes 10 and 11). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an initial exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant on the date of issuance of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. In accordance with the provisions of ASC 815 – “Financial Instruments”, the relative fair value assigned to the SOF Warrant of approximately $1,021 was recorded as permanent equity in additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet. The $1,112 million of unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the year ended December 31, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued the Lion Warrant, which is exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant on the date of issuance of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. In accordance with the provisions of ASC 815, the relative fair value assigned to the Lion Warrant of approximately $18,672 was recorded as permanent equity in additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement.

Stock Repurchases

On May 23, 2008, the Company Board of Directors authorized a common stock repurchase program that allows the Company to repurchase up to an aggregate of $25,000 of the Company’s outstanding common stock through open market and privately negotiated transactions based on prevailing market conditions and other factors. At December 31, 2009 and 2008, the Company had repurchased 1,434 shares of the Company’s common stock for $10,001 at a weighted average price of $6.98 per share, plus brokerage commissions of $43, leaving $14,999 remaining under the program. All of the shares repurchased have been recorded as treasury stock.

18. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2009 are as follows:

Amount
2010	$67,610
2011	64,893
2012	61,539
2013	59,381
2014	54,714
Thereafter	151,896

Total	$460,033

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $79,293, $59,205, and $38,171 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses (primarily for retail stores) in the accompanying consolidated statements of operations.

Sales Tax

The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $1,371 and $930 as of December 31, 2009 and 2008, respectively, for state sales tax contingencies that require recognition under ASC 450 – “Contingencies”.

Advertising

At December 31, 2009, the Company had approximately $3,567 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2010.

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

The Company terminated the employment of those persons identified by ICE who were not able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents. In the fourth quarter of 2009, as a result of the inspection, the Company was fined by ICE for an amount that was deemed immaterial, and the amount was accrued in the accompanying consolidated balance sheet as of December 31, 2009.

It is the Company’s policy to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws.

19. Workers’ Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 5% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company- specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of December 31, 2009 and 2008, the Company has issued standby letters of credit under the BofA Credit Agreement in the aggregate amount of $7,125 and $7,190, respectively, with two insurance companies being the beneficiaries. At December 31, 2009, the Company recorded a total reserve of $9,953, of which, $3,046 is included in accrued expenses and $6,907 is included in other long-term liabilities on the accompanying consolidated balance sheets. At December 31, 2008, the Company recorded a total reserve of $7,433, of which, $2,252 is included in accrued expenses and $5,181 is included in other long term liabilities on the accompanying consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. The increase in the workers’ compensation reserve is a result of the increase in claims.

The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At December 31, 2009 and 2008, the Company’s total reserve of $1,761 and $491 was included in accrued expenses in the accompanying consolidated balance sheets.

20. Business Segment and Geographic Area Information

The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these reportable segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company’s wholesale operations in the U.S. of sales of undecorated apparel products to distributors and third party screen printers, as well as the Company’s online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company’s retail operations in the U.S., which was comprised of 160 retail stores operating in the U.S., as of December 31, 2009. The Canada segment includes retail, wholesale and online consumer operations in Canada.

As of December 31, 2009, the retail operations in the Canada segment were comprised of 40 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the U.S. and Canada. As of December 31, 2009, the retail operations in the International segment were comprised of 81 retail stores operating outside of the U.S. and Canada in 18 countries. All of the Company’s retail stores sell the Company’s apparel products directly to consumers.

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

In the fourth quarter of 2008, the Company implemented and recorded a full year impact from changes to its intercompany transfer pricing policy. Intercompany charges related to transfer pricing are eliminated in consolidation from cost of sales of the Canada and International segments and were $5,306 and $15,750, respectively, for the year ended December 31, 2008, while intercompany sales eliminated in consolidation from the U.S. wholesale segment amounted to $21,056 for the same period. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies.

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year ended December 31, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$141,521	$191,325	$68,983	$156,946	$558,775
Gross profit	36,214	136,424	43,242	104,032	319,912
Income from segment operations	15,541	17,340	13,999	15,312	62,192
Depreciation and amortization	8,992	11,286	1,083	6,790	28,151
Capital expenditures	4,558	11,184	1,392	3,755	20,889
Deferred rent expense	357	3,541	413	1,597	5,908

	For the Year ended December 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$162,668	$168,653	$67,280	$146,449	$545,050
Gross profit	21,144	127,936	45,378	99,963	294,421
Income from segment operations	(36)	33,483	16,060	23,735	73,242
Depreciation and amortization	7,141	6,974	2,409	4,320	20,844
Capital expenditures (including business acquisition)	17,386	29,515	4,701	18,263	69,865
Deferred rent expense	262	4,042	321	3,121	7,746

	Year ended December 31, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$144,478	$115,615	$42,407	$84,544	$387,044
Gross profit	40,148	88,833	27,141	59,351	215,473
Income from segment operations	19,743	24,756	1,522	14,795	60,816
Depreciation and amortization	4,927	4,395	1,983	2,001	13,306
Capital expenditures (including business acquisition)	5,185	8,429	1,984	7,139	22,737
Deferred (benefit) rent expense	(155)	2,030	180	539	2,594

Reconciliation of reportable segments combined income from operations for the years ended December 31, 2009, 2008 and 2007 to the consolidated income before income taxes is as follows:

	2009	2008	2007
Consolidated income from operations of reportable segments	$62,192	$73,242	$60,816
Corporate expenses	(37,777)	(37,178)	(29,694)
Interest expense	(22,627)	(13,921)	(17,541)
Other income (expense)	220	(155)	980
Foreign currency gain (loss)	2,920	(621)	722

Consolidated income before income taxes	$4,928	$21,367	$15,283

Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2009, 2008 and 2007 consist of the following:

	Years Ended December 31
	2009	2008	2007
U.S. Wholesale
Wholesale	$118,241	$137,185	$125,609
Online consumer	23,280	25,483	18,869

Total	$141,521	$162,668	$144,478

U.S. Retail	$191,325	$168,653	$115,615

Canada
Wholesale	$11,442	$12,708	$11,335
Retail	55,971	52,872	30,068
Online consumer	1,570	1,700	1,004

Total	$68,983	$67,280	$42,407

International
Wholesale	$12,368	$14,510	$12,631
Retail	132,092	119,749	65,297
Online consumer	12,486	12,190	6,616

Total	$156,946	$146,449	$84,544

Consolidated
Wholesale	$142,051	$164,403	$149,575
Retail	379,388	341,274	210,980
Online consumer	37,336	39,373	26,489

Total	$558,775	$545,050	$387,044

Net sales by geographic location of customer:
United States	$332,846	$331,322	$260,093
Canada	68,982	67,280	42,407
Europe (excluding United Kingdom)	81,252	74,297	45,100
United Kingdom	34,214	35,653	17,647
Korea	9,443	10,453	9,186
Japan	14,122	14,909	9,840
Australia	9,105	5,901	420
Other foreign countries	8,811	5,235	2,351

Total Consolidated Net Sales	$558,775	$545,050	$387,044

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31:

	2009	2008
United States	$71,451	$79,286
Canada	8,767	7,251
Europe (excluding the United Kingdom)	9,987	12,682
United Kingdom	6,292	6,439
Korea	632	703
Japan	2,827	3,278
Australia	1,299	1,021
Other foreign countries	2,055	1,748

Total consolidated long-lived assets	$103,310	$112,408

Identifiable assets by reportable segment:
US Wholesale	$153,654	$178,060
US Retail	119,417	98,947
Canada	17,523	17,112
International	36,985	39,490

Total	$327,579	$333,609

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31:

	2009	2008
Total Assets	16.6%	17.0%
Total Liabilities	17.1%	14.5%

21. Litigation

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a suit in a case (Mary Nelson v. American Apparel, Inc., et al., filed in Superior Court of the State of California for the County of Los Angeles, Central District), wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking unspecified monetary damages and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate the Company’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a

Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. The Company intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of the Company, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of the Company who may have been sexually harassed. In February 2008, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on the Company. The Company intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and was recorded as a component of operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2009.

On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situation v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties’ agreement to stay this matter for approximately six months, during which the parties will mediate Plaintiff’s claims. In the event mediation is unsuccessful, the parties have agreed to submit this matter to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of this claim or the financial exposure in which it could result may change from time to time as the matter proceeds through its course. No assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

The Company is currently engaged in other employment-related claims and other matters incidental to the Company’s business. Management believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company’s business, financial position, results of operations, or cash flows. The Company cannot assure you, however, that such actions will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Schedule II

American Apparel, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to costs and Expenses	Deductions (recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2009	$1,441	$572	$(220)	$(30)[1]	$1,763
For the year ended December 31, 2008	$1,876	$598	—	$(1,033)[1]	$1,441
For the year ended December 31, 2007	$2,189	$—	$(313)	$—	$1,876

1 Foreign exchange rate fluctuation

Supplementary Financial Information

The following quarterly data are derived from the Company’s consolidated statements of operations.

QUARTERLY INFORMATION (unaudited)

(Amounts in thousands except per share amounts)

	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009	Year Ended December 31, 2009
Fiscal 2009
Net sales	$158,111	$150,319	$136,061	$114,284	$558,775
Gross profit	$87,016	$87,285	$80,214	$65,397	$319,912
Net income (loss)	$3,049	$4,160	$4,462	$(10,559)	$1,112
Earnings (loss) per share-basic	$0.04	$0.06	$0.06	$(0.15)	$0.02
Earnings (loss) per share-diluted	$0.04	$0.05	$0.06	$(0.15)	$0.01

	Quarter Ended December 31, 2008	Quarter Ended September 30, 2008	Quarter Ended June 30, 2008	Quarter Ended March 31, 2008	Year Ended December 31, 2008
Fiscal 2008
Net sales	$145,644	$154,801	$132,971	$111,634	$545,050
Gross profit	$79,410	$76,076	$77,956	$60,979	$294,421
Net income	$3,884	$2,333	$6,791	$1,104	$14,112
Earnings per share-basic	$0.05	$0.03	$0.10	$0.02	$0.20
Earnings per share-diluted	$0.05	$0.03	$0.10	$0.02	$0.20

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

On April 3, 2009, the Company’s audit committee dismissed Marcum LLP (“Marcum”), formerly Marcum & Kliegman LLP, as the Company’s independent registered public accounting firm. The decision to change independent registered public accounting firms was not the result of any disagreement between the Company and Marcum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The audit reports of Marcum with respect to the consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

On April 3, 2009, the Company’s audit committee engaged Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2009. During the Company’s two most recent years ended December 31, 2008 and subsequent interim period through April 3, 2009, the Company did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed in Management’s Report on Internal Control Over Financial Reporting referred to below.

Notwithstanding the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets of the Company; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company are made only in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2009 because of the material weaknesses described below.

Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

Material weakness related to the control environment. We concluded that, in certain instances, we did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, we concluded that we did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating our control environment: (i) a sufficient number of adequately trained accounting personnel in our foreign subsidiaries with appropriate expertise in GAAP, (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in our consolidated financial statements and (iii) a process to adequately capture and communicate relevant changes in contractual arrangements that have a financial impact. Consequently, we may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact our consolidated financial statements.

Material weakness related to financial closing and reporting process. We concluded that we did not perform adequate independent review and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, fixed assets, deferred rent, cost of sales and certain other accounts. Specifically related to inventory, we determined that certain merchandise inventory costs were not accurately analyzed and recorded by our foreign subsidiaries resulting in a material reduction in inventory and an increase in cost of sales. We also identified deficiencies in (i) our inventory costing related to our retail segment that was offset by adjustments in our transfer pricing (ii) our identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of our evaluation of excess and obsolete inventory reserves. These deficiencies in our internal controls over the financial closing and reporting process increase the likelihood of potential material errors to the consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Previously Identified Material Weakness & Other Remediation Activities

While we implemented certain controls to remediate deficiencies in our internal controls over financial reporting during 2009, certain material weaknesses identified as of December 31, 2008 still remain to be remediated. Our material weaknesses as of December 31, 2009 represent continuing material weaknesses identified as of December 31, 2008. The following describes the remediation activities performed during 2009 for the partially remediated material weaknesses in the control environment and financial closing and reporting process, as well as, the completed remediation of the material weakness over the inadequate financial information systems as disclosed in the quarterly report on Form 10-Q for the quarter ended September 30, 2009.

Material weakness related to the control environment.

We filled certain key financial reporting positions at our international subsidiaries as well as our corporate headquarters which has helped to strengthen our internal and external financial reporting teams. These additional resources enhance our technical GAAP capabilities and are addressing weaknesses in financial closing and reporting processes by improving our internal controls related to review procedures, strengthening our segregation of duties as well as enhancing our ability to account for and report on complex material and/or non-routine transactions.

Material weakness related to financial closing and reporting process.

Over the course of 2009, we continued to deploy additional modules and functionality of our integrated ERP system at our manufacturing facilities. We also continued to enhance the existing functionality and reporting capabilities of the inventory and manufacturing modules of the same integrated ERP system. Deployment of this ERP system has already substantially improved the inventory and cost accounting systems and related internal controls. It is expected that deployment of new functionality, as well as, enhancement of existing functionality will significantly address the remaining deficiencies related to inventory closing and reporting processes.

During the fourth quarter of 2009, we deployed a sophisticated information system for financial consolidation and reporting. We expect that the deployment of this information system will substantially improve our financial reporting process and internal controls related to reporting of inventory, fixed assets and certain other key accounts. It is expected that the controls implemented in the context of deployment of this new information system will require time to reach full operating effectiveness which is anticipated during the first half of 2010.

We have also implemented or improved internal controls related to inventory estimates for (i) shrinkage (ii) excess and obsolete inventory and (iii) fixed asset impairment. We have also implemented internal controls around the capitalization of interest expense for store build outs, implemented additional expense accruals control to account for gift card liabilities and other company expenses, and implemented additional controls around reclassification entries at the corporate level in order to help ensure proper presentation of certain financial accounts and balances.

Inadequate Financial Information Systems.

We identified systems and applications that impact financial reporting and have taken actions to safeguard financial reporting information assets, as well as, to help ensure the integrity of financial information used in the preparation of financial reports. We adopted an Information Technology framework, documented key information technology controls and addressed control weaknesses that could potentially impact financial reporting. In addition, we implemented a number of new policies, procedures, and controls in the areas of information security, change management, operations and end-user computing. The implementation of an integrated ERP system for our U.S. operations as of the second quarter of 2009 increased timeliness and accuracy of our financial information. We have reviewed our personnel and information systems for foreign operations and have added professional staff resources for review and control over financial reporting by our foreign operations.

We have placed substantial mitigating controls around our manual consolidation process, and we are in the process of implementing a high-level replacement system for those manual processes to further improve controls and to reduce the time required to produce its financial statements and regulatory filings. In addition, we have identified and implemented additional review controls over financial reporting to validate information derived from its information systems and ultimately reported in our financial statements.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation and deployment of a sophisticated information system for financial consolidation and reporting as discussed above in Remediation of Previously Identified Material Weakness & Other Remediation Activities.

Management’s Plan to Remediate Material Weaknesses

We have developed plans for 2010 to continue to remediate the outstanding material weaknesses described above in Management’s Report on Internal Control Over Financial Reporting. We are committed to remediating these material weaknesses and estimate that the material weaknesses will be remediated by the end of 2010. We do not anticipate incurring substantial costs in connection with the remediation efforts, with the exception of hiring additional technically qualified resources in our domestic and international finance departments. The following describes our remediation plans for 2010:

Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. We are in process of recruiting resources for some of these key financial positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we are evaluating appropriate training for existing personnel in the areas of GAAP and the development of corporate wide procedures to facilitate uniform application of accounting policies on a global basis. We will take necessary steps to improve the process of evaluating, identifying and communicating changes in contractual arrangements to ensure the potential financial statement impact of such changes is considered on a timely basis.

Material weakness related to financial closing and reporting process: During 2010, we will continue to improve the preparation and review of account reconciliations by developing specific procedures to monitor and evaluate the key accounts. Additionally, we will provide additional training to our personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying business processes. To address inventory costing, we are in the process of (i) transitioning responsibility for maintaining and establishing standard costs from our production planning department to our accounting department (ii) enhancing production reporting capabilities in order to separately record and analyze key production variances (iii) developing automated capabilities to capture direct labor to specific production runs and (iv) enhancing our international cost accounting procedures for intercompany inventory transfers and costing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Apparel, Inc.

Los Angles, California:

We have audited American Apparel, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Material weakness related to the control environment. In certain instances, the Company did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) a sufficient number of adequately trained accounting personnel in its foreign subsidiaries with appropriate expertise in GAAP, (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in its consolidated financial statements and (iii) a process to adequately capture and communicate relevant changes in contractual arrangements that have a financial impact. Consequently, the Company may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact its consolidated financial statements.

Material weakness related to financial closing and reporting process. The Company did not perform adequate independent reviews and maintain effective controls over the preparation of its financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, fixed assets, deferred rent, cost of sales and certain other accounts. Specifically related to inventory, the Company determined that certain merchandise inventory costs were not accurately analyzed and recorded by its foreign subsidiaries resulting in a material reduction in inventory and an increase in cost of sales. The Company also identified deficiencies in (i) inventory costing related to its retail segment that was offset by adjustments in transfer pricing (ii) management’s identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of management’s evaluation of excess and obsolete inventory reserves. These deficiencies in the Company’s internal controls over the financial closing and reporting process increase the likelihood of potential material errors to the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2010

Item 9B.	Other Information

The Company’s Annual Meeting of Stockholders was held on October 28, 2009. The following proposals were presented to a vote of the Company’s stockholders.

Proposal 1: Election of Class B Directors

The following Class B directors were elected to the Company’s Board of Directors, each to serve for a term of three years and until his successor is duly elected and qualified, or such director’s earlier death, resignation or removal:

Name	Votes For	Votes Withheld
Jacob Capps	65,502,412	176,666
Adrian Kowalewski	65,076,048	603,030
Neil Richardson	65,505,272	173,806

Any broker non-votes and any proxies marked “Withhold” with respect to the election of one or more directors were not counted as “votes cast” with respect to the director or directors indicated and therefore were disregarded for purposes of determining the outcome of the election for the Class B Nominees.

Proposal 2: Ratification of Appointment of Independent Auditors

The Company’s stockholders ratified Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2010. Any abstentions with respect to this Proposal 2 were counted as votes against this Proposal 2.

Votes For	Votes Against	Broker Non-Votes
65,312,223	361,572	5,283

Proposal 3: Approval of the Issuance of Shares of Common Stock Upon Exercise of the Lion Warrant at a Price Less Than the Floor Price if the Anti-Dilution Provisions of the Lion Warrant So Require

The Company’s stockholders approved the issuance of shares of Common Stock upon exercise of the Lion Warrant at a price less than the floor price if the anti-dilution provisions of the Lion Warrant so require. Any broker non-votes or abstentions with respect to this Proposal 3 were not counted as “votes cast” and therefore were disregarded for purposes of determining the outcome of the vote on this Proposal 3.

Votes For	Votes Against	Abstain	Not Voted
57,050,702	828,968	24,285	7,775,123

Proposal 4: Approval of the American Apparel, Inc. Incentive Compensation Plan

The Company’s stockholders approved the American Apparel, Inc. Incentive Compensation Plan (the “Incentive Plan”), under which certain cash awards are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Any broker non-votes or abstentions with respect to this Proposal 4 were not counted as “votes cast” and therefore were disregarded for purposes of determining the outcome of the vote on this Proposal 4.

Votes For	Votes Against	Abstain	Not Voted
57,620,063	257,239	26,653	7,775,123

PART III

The information required by this item will be included under the following captions in the 2010 Proxy Statement and is incorporated herein by reference: “Proposal 1: Election of Class C Directors,” “Directors and Executive Officers,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics and any amendments thereto are available for inspection at our principal offices. Our Code of Ethics is posted on our website, www.americanapparel.net.

Item 11.	Executive Compensation

The information required by this item will be included under the following captions in the 2010 Proxy Statement and is incorporated herein by reference: “Process and Procedures for Determination of Executive and Director Compensation,” “Compensation of Directors,” “Director Compensation—Fiscal 2009,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” and “Grants of Plan-Based Awards Table.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the following captions in the 2010 Proxy Statement and is incorporated herein by reference: “Equity Compensation Plan Information” and “Beneficial Ownership of Shares.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included under the following captions in the 2010 Proxy Statement and is incorporated herein by reference: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the caption “Relationship with Independent Auditors” in the 2010 Proxy Statement and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of an absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our may be found elsewhere in this Annual Report on Form 10-K and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

4.3	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Annex E of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.4	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.5	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.6	Warrants to Purchase Shares of Common Stock of the Registrant, dated December 19, 2008, issued to SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

4.7	Warrants to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.8	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.9	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, American Apparel, LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

10.5	Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent. (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.6	First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.8	Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.9	Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.10	Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.28 of Quarterly Report on Form 10-Q (File No. 001-32697) filed Mary 16, 2008 and incorporated by reference herein)

10.11	Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein)

10.12	Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.13	Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.14	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.15	Seventh Amendment to Credit Agreement, dated as of December 30, 2009, amending the BofA Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein

10.16	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAUSA, the Facility Guarantors, and SOF Investments, L.P.—Private IV (“SOF”) (included as Exhibit 10.11 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.17	Amendment No. 1 and Waiver to Credit Agreement of AAUSA, dated as of July 2, 2007, amending the SOF Agreement, among AAUSA, the Facility Guarantors, and SOF (included as Exhibit 10.12 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.18	Amendment No. 2 and Waiver to Credit Agreement of AAUSA, dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.19	Amendment No. 3 and Waiver to Credit Agreement of AAUSA, dated as of November 28, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20	Amendment No. 4 and Waiver to Credit Agreement of AAUSA, dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 5 and Waiver to Credit Agreement of AAUSA, dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.22	Amendment No. 6 and Waiver to Credit Agreement of AAUSA, dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 of Quarterly Report on Form 10-Q (File No. 001-32697) filed May 16, 2008 and incorporated by reference herein)

10.23	Amendment No. 7 to Credit Agreement of AAUSA, dated as of June 20, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.2 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.24	Amendment No. 8 to Credit Agreement of AAUSA, dated as of November 7, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.23 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.25	Amendment No. 9 to Credit Agreement of AAUSA, dated as of December 19, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.26	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.27	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.28	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.29	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.30	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.31	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.32	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.33	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.34+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.35+	First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant, AAUSA and Joyce E. Crucillo

10.36	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.37	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.38+	Executive Services Agreement, dated May 12, 2008, by and between Tatum, LLC and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed May 22, 2008 and incorporated by reference herein)

10.39+	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein)

Exhibit No.	Description
10.40	Promissory Note, dated December 19, 2008, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.41+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.42	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.43	Credit Agreement, dated as of March 13, 2009, among our, certain subsidiaries of our, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent (included as Exhibit 10.1 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

10.44	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.45	Amendment and Agreement, dated as of April 10, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.46	Agreement to Terminate Voting Agreement, entered into as of April 14, 2009, by and among the Registrant, Jonathan J. Ledecky, Cullen Equities UK Limited, Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias, Richard Y. Roberts and Dov Charney (included as Exhibit 10.2 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.47	Second Amendment and Agreement, dated as of June 17, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein)

10.48	Third Amendment and Agreement, dated as of August 18, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein)

10.49	Waiver to Credit Agreement, dated as of September 30, 2009, among the Registrant, the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 6, 2009 and incorporated by reference herein)

10.50	Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein)

10.51+	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.52	Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.53	First Amendment to Credit Agreement, dated as of December 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.54°	Second Amendment to Credit Agreement, dated as of March 31, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto

10.55*	Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

16.1	Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
°	To be filed on Form 8-K on April 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 31, 2010	By:	/s/ DOV CHARNEY
Dov Charney
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY Dov Charney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ ADRIAN KOWALEWSKI Adrian Kowalewski	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2010

/S/ JACOB CAPPS Jacob Capps	Director	March 31, 2010

/S/ ROBERT GREENE Robert Greene	Director	March 31, 2010

/S/ ALLAN MAYER Allan Mayer	Director	March 31, 2010

/S/ KEITH MILLER Keith Miller	Director	March 31, 2010

/S/ NEIL RICHARDSON Neil Richardson	Director	March 31, 2010

/S/ MARK SAMSON Mark Samson	Director	March 31, 2010

/S/ MARK A. THORNTON Mark A. Thornton	Director	March 31, 2010