Form 10-K/A
period 2009-12-31
AMERICAN APPAREL, INC
filed 2010-04-29
CIK 1336545

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

The number of shares of the registrant’s common stock outstanding as of April 14, 2010 was 71,447,445.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Apparel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010. This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purpose of (1) providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, and (2) revising the Exhibit Index and replacing certain exhibits that were filed with the Original Filing which are the same in all respects except that they include schedules and/or exhibits thereto. Due to the fact that the Company’s Annual Meeting of Stockholders will not be held until after the close of the second quarter of 2010, the Company’s definitive proxy statement will not be filed on or before April 30, 2010 (i.e., within 120 days after the end of the Company’s 2009 fiscal year) pursuant to Regulation 14A. Therefore, (i) the reference on the cover of the Original Filing to the incorporation by reference of the registrant’s 2010 Proxy Statement into Part III of the Original Filing is hereby deleted, and (ii) Items 10 through 14 and 15(a)(3) of the Original Filing have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company and their ages and positions with the Company as of April 14, 2010 are as follows:

Name	Age	Position
Dov Charney (1)	41	Director, Chairman of the Board, Chief Executive Officer and President
Adrian Kowalewski	32	Director, Executive Vice President and Chief Financial Officer
Martin Bailey	50	Chief Manufacturing Officer
Glenn A. Weinman	54	Senior Vice President, General Counsel and Secretary
Jacob Capps (2)	36	Director
Robert Greene	50	Director
Neil Richardson (2)	53	Director
Allan Mayer	60	Director
Keith Miller	43	Director
Mark Samson	56	Director
Mark A. Thornton	44	Director

(1)	In connection with the financing transaction with Lion Capital (Americas) Inc. (described under “Certain Relationships and Related Transactions” herein), Mr. Charney and Lion/Hollywood L.L.C (as successor by assignment to Lion Capital (Guernsey) II Limited, “Lion”) entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of Common Stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board of Directors, provided that Lion’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.

(2)	In connection with the financing transaction with Lion Capital (Americas) Inc. (described under “Certain Relationships and Related Transactions” herein), the Company and Lion entered into an investment agreement, dated as of March 13, 2009 (as amended from time to time, the “Investment Agreement”). Pursuant to the Investment Agreement (described under “Certain Relationships and Related Transactions”), Lion currently has the right to designate two persons to the Board of Directors (“Investor Directors”) and a board observer (“Board Observer”). Lion’s right to designate Investor Directors and a Board Observer is subject to maintaining certain minimum ownership thresholds of shares of Common Stock issuable under a seven-year warrant issued to Lion in connection with the financing transaction with Lion (the “Lion Warrant”), which is exercisable at any time during its term, to purchase an aggregate of 16,000,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances. Lion has designated Jacob Capps and Neil Richardson as its Investor Directors. Also, pursuant to the Investment Voting Agreement (described under “Certain Relationships and Related Transactions” herein), for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of Common Stock in favor of Lion’s designees, provided that Mr. Charney’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.

Class C Directors (Terms Expire at the 2010 Annual Meeting of Stockholders)

Dov Charney has served as Chairman of the Board, Chief Executive Officer, President and a director of American Apparel since the consummation of the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Charney served as founder, director, chief executive officer and president of American Apparel’s predecessor companies since their formation in Columbia, South Carolina, in 1989. Mr. Charney is a graduate of

Choate Rosemary Hall and attended Tufts University. Having founded Old American Apparel and its predecessor companies and having served as the Chairman, Chief Executive Officer and President of the Company since 2007, Mr. Charney provides our Board with an informed perspective on the Company and the apparel industry.

Mark Samson became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since 1999, Mr. Samson has been a managing director of Getzler Henrich and Associates LLC (“Getzler Henrich”), a leading corporate restructuring firm in the U.S. with a focus on middle market companies. In this capacity, he has served as interim chief executive officer, chief operating officer and/or chief restructuring officer and financial advisor for more than 60 companies. During his tenure with Getzler Henrich, Mr. Samson has provided numerous clients with guidance in operational restructuring, bankruptcy proceedings and business operation, management practices, cash flow and profitability improvements. From 1984 to 2000, Mr. Samson served as executive chairman of the board, co-president and chief executive officer of Debjon Group/Sidcor/MQM Group, a consortium of 53 vertically integrated retail businesses and convenience stores. From 1976 to 1984, Mr. Samson was marketing director for the Berden Group, the largest manufacturer of work wear and corporate uniforms in South Africa. Mr. Samson received his BBA in Economics from the University of South Africa. Mr. Samson is a member of the Turnaround Management Association and the American Bankruptcy Institute. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Samson’s experience as a managing director of Getzler Henrich, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Mark A. Thornton became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since January 2005, Mr. Thornton has been an independent consultant to various clients, advising them in the areas of private equity raises and project management, and also ran courses for the Harvard Negotiation Insight Initiative at Harvard Law School, and the Leadership Development Program for Wharton Business School at the University of Pennsylvania, as well as Fortune 100 companies. From April 2002 until December 2004, Mr. Thornton researched and authored a book, entitled Meditation in a New York Minute, which was published by Sounds True. At various times during the period from 1997 to March 2002, Mr. Thornton worked in several capacities for JPMorgan, including serving as the chief operating officer for JPMorgan Private Bank, specializing in operational risk management relating to the merger of JPMorgan with Robert Fleming. He oversaw core aspects of the merger and chaired numerous committees related to operational risk, new product lines and new business development. Prior to joining JPMorgan Investment Management in 1997, Mr. Thornton worked in various market risk and credit risk positions for blue chip investment banks and securities firms, including Daiwa Europe Bank plc and Australian and New Zealand Banking Group Ltd. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Thornton’s experience in a leadership position as chief operating officer of JP Morgan Private Bank, advising clients in raising private equity, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Class A Directors (Terms Expire at the 2011 Annual Meeting of Stockholders)

Robert Greene became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Greene is a bestselling author known for his books on business strategy. Since 2003, Mr. Greene has worked as a private consultant to several executives in businesses ranging from financial management to artists’ agencies and film producers. He has written four books: The 48 Laws of Power (1998, over 900,000 copies sold in the U.S., and translated into 21 languages); The Art of Seduction (2001); The 33 Strategies of War (2006) and The 50th Law (2009). He has worked in New York City as an editor and writer for several magazines, including Esquire, and in Hollywood as a story developer and writer. He has previously resided in London, England; Paris, France; and Barcelona, Spain; he speaks several languages and has worked as a translator. Mr. Greene attended the University of California, Berkeley and the University of Wisconsin-Madison, where he received a B.A. in classical studies. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Greene’s experience as a consultant and his research on business strategy, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Keith Miller became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Miller is a partner of Goode Partners LLC (“Goode”), a private equity firm, focused on the consumer marketplace. Prior to joining Goode at its formation in January 2006, Mr. Miller was a private investor and advisor to the global consumer branded marketplace. From October 2002 to March 2006, Mr. Miller served as a senior advisor to Itochu Corporation’s executive management in Osaka and Tokyo, Japan. His responsibilities included the origination, structuring and the execution of brand related mergers and acquisitions, licenses, distribution and joint venture agreements in Asia. As a principal investor and while assisting Itochu, Mr. Miller targeted the acquisition of many consumer and lifestyle brands with global awareness and positioning. From 1987 to 1999, Mr. Miller was the co-founder and president of an apparel manufacturing and screen printing business which supplied some of the most notable retail and consumer brands in the world including: Gap, Adidas, Old Navy, Polo Ralph Lauren, Levi Strauss and Company, Armani Exchange, Express, and The Limited. Mr. Miller is an advisory board member and stockholder of Chrome Hearts, Inc. and a board member of Intermix LLC and SkullCandy. Additionally, Mr. Miller is an advisory board member to A Bathing Ape, LeSportsac, and Shabby Chic. Mr. Miller also sits on the board of the Sachdev Group of New Delhi, India which operates and manages global luxury consumer brands in India, which include exclusive retail operations for Marc Jacobs, Lanvin, Stella McCartney, Alexander McQueen, Diane Von Furstenberg, Moschino and others. Mr. Miller continues to advise many well known entrepreneurs, chief executive officers and principal stockholders in the consumer marketplace. Mr. Miller graduated from Clark University with a B.S. in Economics. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Miller’s experience as a board member of numerous companies operating in the apparel industry, president of an apparel manufacturing and screen printing business, and as a partner of Goode Partners, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Allan Mayer became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since October 2006, he has been a principal partner, member of the management committee, and head of the Strategic Communications Division of 42West LLC, a leading public relations firm. Previously, from 1997 until October 2006, Mr. Mayer was managing director and head of the entertainment practice at the nationally-known crisis communications firm Sitrick and Company. Mr. Mayer began his professional life as a journalist, working as a staff reporter for The Wall Street Journal; a writer, foreign correspondent and senior editor for Newsweek, and the founding editor (and later publisher) of Buzz magazine. He also served as editorial director of Arbor House Publishing Co. and senior editor of Simon & Schuster. Mr. Mayer has authored two books—Madam Prime Minister: Margaret Thatcher and Her Rise to Power (Newsweek Books, 1980) and Gaston’s War (Presidio Press, 1987)—and is co-author, with Michael S. Sitrick, of Spin: How To Turn The Power of the Press to Your Advantage (Regnery, 1998). In addition, he has written for a wide variety of national publications, ranging from The New York Times Magazine to Vogue. Mr. Mayer is a recipient of numerous professional honors, including the National Magazine Award, the Overseas Press Club Citation of Excellence, and six William Allen White Awards. Mr. Mayer serves on the board of directors of Film Independent and lectures regularly on crisis management and communications at UCLA’s Anderson School of Business and USC’s Annenberg School of Communication. Mr. Mayer received his B.A. from Cornell University. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Mayer’s experience as member of management of a leading public relations firm and in a leadership position as managing director of a nationally known crisis communications firm, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Class B Directors (Terms Expire at the 2012 Annual Meeting of Stockholders)

Jacob Capps is a member of Lion Capital LLP (“Lion Capital”), a private equity firm focused on the consumer sector. Prior to joining Lion Capital in April 2007, Mr. Capps was a principal with Crestview Partners, a New York based private equity firm, from March 2005 to March 2007. From August 1998 to December 2000 and July 2002 to February 2005, Mr. Capps worked for Hicks, Muse, Tate & Furst, a Dallas based private equity firm. From June 1996 to June 1998, Mr. Capps worked in the investment banking division at Goldman, Sachs & Co. in New York. Mr. Capps holds a B.A. from Dartmouth College and an M.B.A. from Harvard University. Mr. Capps is one of the two designees of Lion pursuant to the Investment Agreement and Investment Voting Agreement. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Capps’s experience as an investor, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Adrian Kowalewski became a director of American Apparel upon consummation of the Acquisition (as defined under “Corporate Governance and Board Matters” below) on December 12, 2007, and is currently Executive Vice President and Chief Financial Officer. From June 2006 to December 2008, Mr. Kowalewski served as the Company’s Director of Corporate Finance and Development, where his responsibilities included finance and corporate strategy. From July 2003 to July 2004, he worked for Houlihan Lokey Howard & Zukin, where he participated in financial restructurings, mergers and acquisitions, and private placements. From July 1999 to June 2002, Mr. Kowalewski worked in the Mergers & Acquisitions Group of CIBC World Markets in New York and London, where he was involved in advising public and private companies in North America and Europe on mergers and acquisition transactions. Mr. Kowalewski holds an A.B. with honors from Harvard University, and an M.B.A. from the University of Chicago Graduate School of Business. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Kowalewski’s prior experience in investment banking and his experience in financial management combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Neil Richardson is a founding partner of Lion Capital, a private equity firm focused on the consumer sector. Mr. Richardson has been with Lion Capital since its inception in January 2004. Prior to founding Lion Capital, Mr. Richardson was with Kohlberg Kravis Roberts & Co. (“KKR”) from 1998 to 2003, most recently as a General Partner. From 1994 to 1998, Mr. Richardson was Chairman of Glenisla, the European affiliate of KKR. From 1986 to 1993, Mr. Richardson worked in the investment banking division of Credit Suisse First Boston in London and New York. From 1980 to 1986, Mr. Richardson worked at Bain & Company. Mr. Richardson holds a B.A. and M.A. from Oxford University. Mr. Richardson is the second of the two designees of Lion under the Investment Agreement and the Investment Voting Agreement. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Richardson’s experience in a leadership position as a founding partner of Lion Capital LLP, and his experience as an investor in the consumer sector, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Executive Officers

In addition to our executive officers who are listed as being directors, the Company has the following executive officers:

Martin Bailey has been the Chief Manufacturing Officer of American Apparel since the consummation of the Acquisition on December 12, 2007. Prior to the Acquisition, Mr. Bailey had served as President of Manufacturing of Old American Apparel since 2002, overseeing operations of textile and apparel production and the planning, purchasing, sourcing, product development, quality-assurance and distribution departments, as well as nonrelated support departments. Having been in the apparel industry for over 25 years, Mr. Bailey brings to

American Apparel a wealth of industry experience. He has managed manufacturing services and operations for companies such as Fruit of the Loom and Alstyle Apparel and has earned a reputation in the apparel industry for his ability to implement cost-effective programs and streamline and organize production growth. Mr. Bailey graduated from Campbellsville College with a B.S. in Business Administration.

Glenn A. Weinman joined American Apparel as Senior Vice President, General Counsel and Secretary on February 17, 2009. As General Counsel, Mr. Weinman oversees all aspects of American Apparel’s legal matters, including business transactions and securities law compliance. Mr. Weinman was previously a partner at Dongell Lawrence Finney LLP, a California-based law firm, which he joined in 2006 and where he headed up the firm’s corporate and business transactions practice. From 2005 to 2006, Mr. Weinman was an independent contractor, providing legal and consulting services on various corporate and employment matters. Prior thereto, Mr. Weinman was vice president, general counsel and secretary of Inter-Con Security Systems from 2003 to 2005. In addition to his experience as an attorney in private practice with several major national law firms, Mr. Weinman has also served as general counsel for a number of companies, including Inter-Con Security Systems, Inc., a U.S. based provider of security services internationally, Luminent, Inc., a Nasdaq-listed fiber optic component manufacturer acquired by MRV Communications, and Guess?, Inc., a NYSE-listed international apparel company. At Guess?, Mr. Weinman served as vice president, general counsel and secretary from 1996 to 2000, and managed the legal, human resources, risk management, shareholder relations, and contractor compliance departments. Mr. Weinman was part of the executive team that managed the successful initial public offering of Guess? in 1996. Mr. Weinman obtained his B.A. from the University of California at Los Angeles in 1978, and his J.D. from the University of Southern California Law Center in 1981. He also received a professional designation in human resources management from the University of California at Los Angeles in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors, and any beneficial owner of more than 10% of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the NYSE Amex. Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.

Based solely on the Company’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2009, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the year ended December 31, 2009, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock.

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

Changes to Procedures for Stockholder Nominations of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our 2009 proxy statement which was filed on September 11, 2009.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is a separately-designated standing committee, established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The Audit Committee at all times is required to be composed exclusively of “independent directors” who are “financially literate” as defined under the applicable NYSE Amex listing standards. NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Audit Committee is currently composed of three financially literate Independent Directors: Messrs. Miller, Samson and Thornton. In addition, Mr. Samson qualifies to serve as the “financial expert” according to the requirements of SEC Regulation S-K Items 407(d)(5)(ii) and 407(d)(5)(iii).

A copy of the current Audit Committee Charter is available on the Company’s website at http://investors.americanapparel.net. Information contained on our website is not incorporated into and does not constitute a part of the Original Filing or any amendments.

ITEM 11.	EXECUTIVE COMPENSATION

Processes and Procedures for Determination of Executive and Director Compensation

The current members of the Compensation Committee are Messrs. Greene, Mayer, Miller and Thornton. The Board has determined that each member of this Committee is an Independent Director, with Mr. Miller as the Chairman. The Board has further determined that each of Messrs. Green, Mayer, Miller, Singer and Thornton was an Independent Director during the time they served on the Compensation Committee prior to the 2009 Annual Meeting.

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

Pursuant to its Charter, the Compensation Committee’s responsibilities include the following:

•

review and approve, either as a committee or together with the other independent directors, the corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers of the Company;

•	evaluate, either as a committee or together with the other independent directors, the Chief Executive Officer’s performance in light of such goals and objectives;

•

set, either as a committee or together with the other independent directors, executive officers’ compensation levels, including base salary, annual incentive opportunities, long-term incentive opportunities and benefits;

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

•	retain and terminate any compensation consultant used to assist in the evaluation of officer compensation, including to approve the consultant’s fees and other retention terms;

•	review and discuss with management the Company’s Compensation Discussion and Analysis to be included in the Company’s annual proxy statement; and

•	produce a report of the Compensation Committee to be included in the Company’s annual proxy statement.

Our Chief Executive Officer and Chairman of the Board recommends to the Compensation Committee salary, annual bonus, equity-based awards and long-term compensation levels for other executives, including the other Named Officers (as defined under “Compensation Discussion and Analysis” below). Our other executive officers, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executive officers. While the Compensation Committee reviews and makes recommendations regarding compensation paid to the Non-Employee Directors, the compensation for these directors is determined by the Board.

Equity awards to all officers subject to Section 16 of the Exchange Act are made by the Compensation Committee. The Compensation Committee was formed in December 2007, after the Acquisition, and held two meetings in 2009. In 2009, the Compensation Committee retained the firm of Pearl Meyer & Partners, LLC (“PM&P”) as its compensation consultant to assist in the development and evaluation of compensation policies, practices and awards. Specifically, PM&P was engaged to conduct a competitive review of executive compensation and severance policies, and to assist in developing an annual incentive plan and a long-term equity incentive program to reward and retain key executives and managers.

While PM&P was engaged by and reports directly to the Compensation Committee, PM&P interacts with our management when appropriate to gather perspectives and relevant company and compensation data. In addition, PM&P may seek feedback from the Compensation Committee Chairman, other members of the Compensation Committee or Board, or the Chief Executive Officer and Chairman of the Board regarding its work prior to presenting study results or recommendations to the Compensation Committee.

PM&P has attended or participated in certain Compensation Committee meetings and provided third-party data, advice and expertise on proposed executive compensation levels, programs and plan designs. The Compensation Committee may also ask PM&P to review and provide advice related to proposals prepared by management, including evaluating the consistency of such proposals with the Compensation Committee’s compensation philosophy and in comparison to programs at other companies.

Compensation of Directors

Compensation for non-employee directors consists of annual stock grants and Board and Committee meeting fees, as described below. Employees who are also directors will receive no additional compensation for their Board service.

Director Compensation—Fiscal 2009

During 2009, the sole cash compensation to our non-employee directors consisted of a total of $76,000 in Board and Committee meeting fees paid to Messrs. Greene, Klein, Mayer, Miller, Samson, Singer and Thornton for their participation in Board meetings held during 2009. Messrs. Capps and Richardson have agreed to forgo receipt of meeting fees.

Pursuant to the 2007 Performance Equity Plan approved by stockholders in conjunction with the Acquisition, our non-employee directors each received a stock grant (of fully vested shares) as described below for their Board service, and automatically receive a stock grant for each year of service thereafter, such grant to be made at the beginning of each such year of service, equal to that number of shares of our Common Stock having an aggregate market value of $75,000 at the time of grant.

On January 12, 2009, the Company issued the annual grant to each non-employee director of 35,211 shares of common stock, based upon the closing price per share of $2.13, in connection with their Board service for fiscal year 2009. On January 19, 2010, the Company issued the annual grant to each independent non-employee director of 21,739 shares of common stock, based upon the closing price per share of $3.45, in connection with their Board service to be provided in fiscal year 2010. Messrs. Capps and Richardson have agreed to forgo receipt of annual grants of our Common Stock having an aggregate market value of $75,000 at the time of grant.

The table below summarizes the compensation provided by the Company to non-employee directors (in thousands) for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Non-Employee Directors
Jacob Capps (2)	—	—	—	—	—	—	—
Robert Greene	8,000	75,000	—	—	—	—	83,000
Mark D. Klein (1)	11,000	75,000	—	—	—	—	86,000
Allan Mayer	7,000	75,000	—	—	—	—	82,000
Keith Miller	14,000	75,000	—	—	—	—	89,000
Neil Richardson (2)	—	—	—	—	—	—	—
Mark Samson	14,000	75,000	—	—	—	—	89,000
Mortimer Singer (1)	6,000	75,000	—	—	—	—	81,000
Mark A. Thornton	16,000	75,000	—	—	—	—	91,000

All Non-Employee Directors	76,000	525,000	—	—	—	—	601,000

(1)	Did not stand for reelection at the 2009 Annual Meeting of Stockholders held on October 28, 2009.

(2)	Elected at the 2009 Annual Meeting of Stockholders held on October 28, 2009.

(3)	Represents the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718, of stock awards granted in fiscal 2009. Assumptions used in the calculation of these amounts are further described in Note 17 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Annual Report. The aggregate grant date fair value for the stock award is $525,000, computed in accordance with ASC 718.

Annual Stock Awards and Meeting Fees

The following table sets forth the schedule of annual stock grants and meeting fees for non-employee directors in effect during 2009:

Type of Fee	Dollar Amount
Value of Annual Stock Grant	$75,000
Attendance Fee per Committee Meeting Attended	$1,000
Attendance Fee per Board Meeting Attended	$1,000

Each non-employee director (except Messrs. Capps and Richardson) receives $1,000 for each Board and each Committee meeting attended and are also reimbursed for out-of-pocket expenses including travel expenses that they incur serving as directors.

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive officer and principal financial officer of the Company and our three other most highly compensated individuals who were serving as executive officers as of December 31, 2009.

During 2009, Dov Charney served as the Company’s Chairman of the Board, President and Chief Executive Officer, and Adrian Kowalewski served as the Company’s Executive Vice President and Chief Financial Officer. Our three other most highly compensated individuals were Martin Bailey, Glenn A. Weinman and Joyce Crucillo. These individuals are referred to as the “Named Officers” herein.

The Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board. None of the Named Officers are members of the Compensation Committee. Our Chief Executive Officer and Chairman of the Board recommends to the Compensation Committee salary, cash incentive awards, equity-based awards and long-term compensation levels for executive officers, including the other Named Officers. Our other executive officers, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executive officers, but our Chief Financial Officer provides the Compensation Committee with documents used in their determination of executive compensation.

Executive Compensation Program Objectives and Overview

It is the Company’s intent that its executive compensation programs achieve three fundamental objectives: (1) attract, motivate and retain qualified executive officers; (2) hold executives accountable for performance; and (3) align executive officers’ interests with the interests of our stockholders. In structuring the Company’s executive compensation programs, we intend to be guided by the following basic philosophies:

•	Competition. The Company should provide competitive compensation opportunities so that it can attract, motivate and retain qualified executive officers.

•	Pay for Performance. A substantial portion of compensation should be tied to Company (and/or particular department or segment) and individual performance.

•

Alignment with Stockholder Interests. A substantial portion of compensation should be contingent on the Company’s performance. As an executive officer’s level of responsibility increases, a greater portion of the officer’s total compensation should be dependent on the Company’s performance.

As described in more detail below, the material elements of our executive compensation program will generally include some or a mix of the following, at the discretion of the Compensation Committee: a base salary, an annual cash incentive bonus opportunity, and a performance equity plan component. We believe that these elements of our executive compensation program will help us to achieve one or more of our compensation objectives. The executive compensation program is intended to attract, motivate and retain qualified executive officers. The base salary is the element of our current executive compensation program where the value of the benefit in any given year is generally not variable. We anticipate that any bonus awarded in any given year will depend on the performance of the individual and the performance of the Company. We believe that in order to attract, motivate and retain top-caliber executive officers, we need to provide executive officers with predictable benefit amounts that reward the executive officer’s continued service. The base salaries are paid out on a short-term or current basis. Any bonuses would generally be paid out on a short-term basis, such as at year end or upon completion of significant projects. Performance equity awards would generally be made on a longer-term basis. We believe that a mix of longer-term and short-term elements will allow us to achieve our dual goals of attracting and retaining executive officers (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Our cash incentive bonus opportunity would be primarily intended to hold executive officers accountable for performance, although we also believe it would align our executive officers’ interests with those of our stockholders and help us attract, motivate and retain executive officers. Our performance equity incentives would also be primarily intended to align our executive officers’ interests with those of our stockholders, although we believe they would help hold executive officers accountable for performance and help us motivate and retain executive officers.

These compensation elements are intended to create a total compensation package for each executive officer that we believe will achieve our compensation objectives and provide competitive compensation opportunities.

The Company has employment agreements with Dov Charney, Chairman of the Board, Chief Executive Officer and President, Glenn A. Weinman, Senior Vice President, General Counsel and Secretary, and Joyce Crucillo, Chief Litigation Counsel. On March 11, 2009, Joyce Crucillo, American Apparel (USA), LLC (as successor to Old American Apparel) and the Company entered into an amendment to her employment agreement to, effective as of February 17, 2009, (i) reflect the change in her title to Chief Litigation Counsel, and (ii) provide that if Ms. Crucillo is laid off, terminated (irrespective of whether such termination is with or without cause) or otherwise dismissed by the Company, then the Company will pay to her, as a severance payment, six months of her then current total annual compensation, which includes her annual base salary and annual guaranteed bonuses (regardless of whether any portion thereof has accrued or vested), plus continued health insurance benefits identical to what she was receiving at the time of separation for a period of six months after she leaves the Company. In addition, the amendment provided for the assignment by American Apparel (USA), LLC of its rights, duties and obligations under the employment agreement as employer to the Company, such that Ms. Crucillo is now employed directly by the Company instead of its subsidiary American Apparel (USA), LLC. For a more complete description of current employment agreements with Mr. Charney, Mr. Weinman and Ms. Crucillo, see “Description of Employment Agreements” below.

Current Executive Compensation Program Elements

Base Salaries

The Compensation Committee reviews and approves base salaries for executive officers, including Named Officers, annually and in connection with promotions or other changes in responsibilities. The Compensation Committee generally reviews the base salaries for each executive officer in the first quarter of each year to set salaries, and intends to consider market data, individual compensation history, pay in relation to other executive officers at the Company, tax deductibility, individual job performance and future potential, as well as evaluations and recommendations by senior management in determining base salary. The weight given to each of these factors may differ from individual to individual, as the Compensation Committee deems appropriate.

Annual Bonus Awards

During 2009, the Board of Directors and stockholders of the Company approved the American Apparel, Inc. Incentive Compensation Plan (as amended from time to time, the “Incentive Plan”), under which certain cash awards are intended to qualify as performance-based compensation under Section 162(m). The Board of Directors believes that adoption of the Incentive Plan will provide the Compensation Committee with the tools necessary to meet the Company’s objectives of attracting, motivating and retaining qualified employees and of tying a portion of compensation to Company performance. As such, a portion of compensation for executive officers may be based on the financial performance of the Company, as determined at the discretion of the Compensation Committee.

The payment of cash bonus awards to Mr. Charney was made under the Incentive Plan.

With respect to the performance period beginning on May 1, 2009 and ending on December 31, 2009 (the “Performance Period”), the Company’s Board of Directors approved targets for Mr. Charney’s bonus on June 22, 2009. The amount of the performance bonus was subject to the attainment by the Company of certain performance goals as follows: 50% based upon adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), 25% based upon comparable store sales and 25% based upon achievement of certain inventory levels during the Performance Period. Mr. Charney’s total $1,124,401 performance bonus was comprised of the following: $650,000 based on the Company’s achievement of an Adjusted EBITDA of $47,946,836, $0 based on the results of comparable store sales and $474,401 based on the Company’s achievement of inventory levels of $156,614,556. Comparable store sales for this period were negative 11.4%. Other than the bonus payment that will be paid to Mr. Charney as described above and bonus payments that were paid to Ms. Crucillo pursuant to her employment agreement, as discussed below in “Description of Employment Agreements,” there were no annual or other bonuses awarded to Named Officers for the year ended December 31, 2009.

Long-Term Equity Incentive Awards

The Compensation Committee has the authority to grant stock options, restricted stock and other awards under the Company’s 2007 Performance Equity Plan to executive officers. No equity awards were granted in 2009 to any of the Named Officers.

Severance and Other Benefits Upon Termination of Employment

In order to support our compensation objective of attracting, retaining and motivating qualified executive officers, we believe that, in certain cases, we may decide to provide executive officers with severance protections upon certain types of termination. These severance protections would be negotiated on an individual by individual basis. American Apparel has not entered into any change in control agreements or other severance arrangements with any of its executive officers other than with Dov Charney, Glenn Weinman and Joyce Crucillo. On March 11, 2009, Joyce Crucillo, American Apparel (USA), LLC (as successor to Old American Apparel) and the Company entered into an amendment to her employment agreement to, effective as of February 17, 2009, (i) reflect the change in her title to Chief Litigation Counsel, and (ii) provide that if Ms. Crucillo is laid off, terminated (irrespective of whether such termination is with or without cause) or otherwise dismissed by the Company, then the Company will pay to her, as a severance payment, six months of her then current total annual compensation, which includes her annual base salary and annual guaranteed bonuses (regardless of whether any portion thereof has accrued or vested), plus continued health insurance benefits identical to what she was receiving at the time of separation for a period of six months after she leaves the

Company. In addition, the amendment provided for the assignment by American Apparel (USA), LLC of its rights, duties and obligations under the employment agreement as employer to the Company, such that Ms. Crucillo is now employed directly by the Company instead of its subsidiary American Apparel (USA), LLC. For a more complete description of current employment agreements with Mr. Charney, Mr. Weinman and Ms. Crucillo, see “Description of Employment Agreements” below.

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

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive officer talent. From time to time, the Compensation Committee may award compensation to our executive officers which is not fully deductible, if it determines that such award is consistent with its philosophy and is in our and our stockholders’ best interests.

Compensation Committee Report on Executive Compensation

The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the four non-employee directors, each of whom is independent as defined by NYSE Amex listing standards.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10K/A, as filed with the SEC.

By the Compensation Committee,

Keith Miller, Chairman

Robert Greene

Allan Mayer

Mark A. Thornton

Compensation Committee Interlocks and Insider Participation

From January 1, 2009 to October 27, 2009, Robert Greene, Allan Mayer, Keith Miller, Mortimer Singer and Mark A. Thornton served as members of the Compensation Committee. From October 28, 2009 through December 31, 2009, Keith Miller, Robert Greene, Allan Mayer and Mark A. Thornton served as members of the Compensation Committee. During 2009, no current member of the Compensation Committee was an officer or employee of the Company, formerly an officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee during the year ended December 31, 2009.

Summary Compensation Table

The following table presents information regarding compensation of our Named Officers for services rendered during 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)		Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Dov Charney,	2009	750,000		—		—	—	1,124,401	(3)	—	—	(4)	1,874,401
Chairman of the Board, President and Chief Executive Officer	2008	750,000		250,000		—	—	—		—	—	(4)	1,000,000
	2007	8,304,388	(2)	—	(2)	—	—	—		—	7,874,557	(5)	16,178,945

Adrian Kowalewski	2009	246,250	(6)	—		—	—	—		—	—		246,250
Executive Vice President and Chief Financial Officer	2008	197,308		—		—	—	—		—	—		197,308
	2007	167,692		40,000		—	—	—		—	—		207,692

Martin Bailey,	2009	300,000	(7)	—		—	—	—		—	49,094	(8)	349,094
Chief Manufacturing Officer	2008	278,846		—		—	—	—		—	63,509	(8)	342,355
	2007	235,585		—		—	—	—		—	41,692	(8)	277,277

Glenn A. Weinman	2009	252,692	(9)	—		—	—	—		—	—		252,692
Senior Vice President, General Counsel and Secretary	2008	—		—		—	—	—		—	—		—
	2007	—		—		—	—	—		—	—		—

Joyce Crucillo	2009	225,000	(10)	—		—	—	—		—	—	(4)	225,000
Chief Litigation Counsel	2008	225,000	(10)	—		—	—	—		—	—	(4)	225,000
	2007	225,000	(10)	—		—	—	—		—	—	(4)	225,000

(1)	Includes bonuses earned in the year indicated, regardless of when paid.

(2)	Mr. Charney did not receive any salary or bonus from American Apparel prior to the Acquisition. As a stockholder of Old American Apparel, and as a result of the S Corporation status of the company, Mr. Charney was allocated income based on the net profits of Old American Apparel and, from time to time, received distributions of the profits, which are included in the “Salary” amounts here. During 2007, Mr. Charney received distributions from Old American Apparel on his allocable income amounting to $2,963,021. For Mr. Charney, amounts presented also include salary of $39,041 for the period from December 12, 2007, the date of the consummation of the Acquisition, through December 31, 2007 pursuant to his employment agreement with the Company, described in more detail under “Description of Employment Agreements” below, and management fees earned under an arrangement with Old American Apparel’s Canadian subsidiaries amounting to $5,302,326 for 2007. Such fees ceased as of December 12, 2007, the date of consummation of the Acquisition.

(3)	As described in more detail under “Compensation Discussion and Analysis” above, the Compensation Committee approved a bonus of $1,124,401 for Mr. Charney for his service for the year ended December 31, 2009.

(4)	Amounts are less than $10,000 and accordingly are omitted.

(5)	All other compensation includes payments of $7,857,318 in 2007 for reimbursement of personal tax liabilities provided for in the Acquisition Agreement, and personal benefits provided by Old American Apparel and the Company, including payment of the executive officer’s share of the company’s health insurance premium and $15,000 in life insurance premiums paid on policies held jointly by the Company and Mr. Charney.

(6)	In December 2008, Mr. Kowalewski was appointed Executive Vice President and Chief Financial Officer. In 2009, Mr. Kowalewski received an increase to his base salary, resulting in a salary of $285,000 per year.

(7)	During 2008, Mr. Bailey received an increase to his base salary, resulting in a salary of $300,000 per year.

(8)	Personal benefits include payment of the executive officer’s share of the Company’s health insurance premium, a vehicle allowance and $24,000 in life insurance premiums paid on policies held by Mr. Bailey. The face value of these policies is $2.0 million.

(9)	Mr. Weinman joined American Apparel in February 2009. Mr. Weinman’s base salary is $300,000 per year.

(10)	Included in Ms. Crucillo’s salary of $225,000 is a guaranteed bonus of $75,000 per year.

Grants of Plan-Based Awards Table

The following table presents information regarding grants of plan-based awards for our Named Officers for services rendered during 2009.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold ($)	Target ($)	Maximum ($)
Dov Charney	203,125	1,625,000	2,375,000
Adrian Kowalewski	—	—	—
Martin Bailey	—	—	—
Glenn A. Weinman	—	—	—
Joyce Crucillo	—	—	—

(1)	For a further discussion on how the Compensation Committee determines the criteria for the Company’s executive officers’ performance bonuses, please see “Compensation Discussion and Analysis—Executive Compensation Program Objectives and Overview” above. For a description of each named executive officer’s performance objectives, please see “Compensation Discussion and Analysis— Current Executive Compensation Program Elements—Annual Bonus Awards” above.

Compensation of Named Officers

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2009, 2008 and 2007. The primary elements of each Named Officer’s total compensation reported in the table are base salary, bonuses, and the other benefits listed in Column (i) of the “Summary Compensation Table,” as further described in the footnotes to the table identified therein.

The “Summary Compensation Table” should be read in conjunction with the narrative descriptions that follow. A description of the material terms of the employment agreements currently in force with respect to Named Officers is provided immediately following this paragraph.

Description of Employment Agreements

The following are descriptions of the terms of the employment agreements with Dov Charney, Glenn A. Weinman and Joyce Crucillo, our only Named Officers with employment agreements.

Dov Charney, Chairman of the Board, Chief Executive Officer, and President

The Company and Dov Charney are parties to an employment agreement dated December 12, 2007, pursuant to which Mr. Charney will serve as the Company’s Chief Executive Officer and President for an initial three-year term, commencing on December 12, 2007, which term will automatically extend for successive one-year periods unless either party provides written notice of non-renewal at least 90 days prior to such renewal date. His employment agreement provides that Mr. Charney will receive a base salary of $750,000 per year, subject to increase based on the annual review of the Board of Directors, and also will be entitled to receive, subject to certain conditions, a target annual bonus of 150% of his base salary and a long-term bonus over the initial three-year term of the employment agreement of up to 300% of his base salary upon the Company’s attainment of performance objectives to be determined by the Board or the Compensation Committee. His employment agreement also provides that Mr. Charney will be eligible to participate in the Company’s employee benefit plans as they may exist from time to time (including, without limitation, those plans covering pension and profit sharing, executive bonuses, stock purchases, stock options, life, health and dental insurance, vacation benefits and reimbursement of reasonable and necessary business expenses). See “Potential for Payments Upon Termination or Change of Control” for additional information regarding Mr. Charney’s employment agreement.

Glenn A. Weinman, Senior Vice President, General Counsel and Secretary

In February 2009, Glenn A. Weinman joined the Company as Senior Vice President, General Counsel and Secretary. In connection with Mr. Weinman’s appointment as Senior Vice President, General Counsel and Secretary, the Company and Mr. Weinman entered into an employment agreement, pursuant to which Mr. Weinman will serve as the Company’s General Counsel and Secretary for an initial two-year term, commencing on February 17, 2009, which term will automatically extend for successive one-year periods unless terminated by the Company on at least 90 days written notice prior to the expiration of the then-current term. His employment agreement provides that Mr. Weinman will receive a minimum base salary of $300,000 per year, subject to increase based on the annual review of the Compensation Committee, and an opportunity to earn performance bonuses as may be determined by the Board of Directors. His employment agreement also provides that Mr. Weinman will be eligible for stock and stock option grants under the Company’s 2007 Performance Equity Plan, as may determined by the Compensation Committee, and will participate in the benefit plans that the Company maintains for its executive officers and receive certain other standard benefits (including, without limitation, vacation benefits and reimbursement of travel and business-related expenses, dues and fees). See “Potential for Payments upon Termination or Change of Control” for additional information regarding Mr. Weinman’s employment agreement.

Joyce Crucillo, Chief Litigation Counsel

The Company and Joyce Crucillo are parties to an employment agreement, dated October 26, 2006, as amended as of March 11, 2009, pursuant to which Ms. Crucillo will serve as the Company’s Chief Litigation Counsel. The initial term of her agreement ended on November 30, 2007, but renewed automatically for successive one-year terms, and will renew automatically unless either party provides written notice of non-renewal at least 90 days prior to such renewal date. Her employment agreement provides that Ms. Crucillo will receive a base salary of $225,000 per year, of which $75,000 is a guaranteed bonus that is payable semi-annually in two equal installments and accrues and vests for each day that Ms. Crucillo remains employed with the Company. Her employment agreement also provides that Ms. Crucillo will be eligible for benefits including, without limitation, health, accident, disability, medical, pension, bonus, stock, profit-sharing, savings plans and similar benefits generally available to the Company’s employees. See “Potential for Payments upon Termination or Change of Control” for additional information regarding Ms. Crucillo’s employment agreement.

Potential Payments Upon Termination or Change of Control

In the discussion that follows, payments and other benefits payable upon early termination are set out as if the terminations took place on December 31, 2009. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts which could be paid out to the Named Officers upon their termination. The actual amounts to be paid out can only be determined at the time of such Named Officer’s separation from the Company.

The following are descriptions of potential payments upon termination or change of control with respect to the employment agreements with Dov Charney and Joyce Crucillo, our only Named Officers with employment agreements, and Glenn A. Weinman.

Dov Charney, Chairman of the Board, Chief Executive Officer and President

Mr. Charney’s employment agreement provides that in the event that his employment is terminated (i) by the Company without “cause” or (ii) by Mr. Charney for “good reason,” Mr. Charney will be entitled to the following: (1) a pro rata portion of his annual and long term performance bonuses for the year in which he is terminated as if 100% of the performance targets were met, (2) a payment equal to the greater of (x) annual base salary for the remainder of his employment contract or (y) two times the sum of his annual base salary and maximum annual performance bonus, (3) immediate vesting of all equity awards granted to him by the Company and (4) all lock-up restrictions on all of Mr. Charney’s stock in the Company will immediately lapse.

In the event of a change in control, if any payments or benefits due to Mr. Charney in connection with the change in control, including payments as a result of termination of his employment, will be subject to excise taxes as defined in his employment agreement, Mr. Charney will be entitled to a tax gross-up for all effects of the excise taxes. If a change in control had occurred as of December 31, 2009, and Mr. Charney had received the termination lump sum payments described above, he would have been entitled to a tax gross-up payment of up to approximately $1.3 million. This calculation is dependent on prior compensation as defined under applicable sections of the Internal Revenue Code.

Upon termination of Mr. Charney’s employment by the Company with “cause” or due to Mr. Charney’s permanent incapacity or death, the Company will pay Mr. Charney any unreimbursed expenses then owed by the Company to Dov Charney and all accrued but unpaid wages. Mr. Charney will not be entitled to any other consideration or compensation.

Had Mr. Charney separated from the Company as of December 31, 2009, as a result of termination without “cause” or for “good reason,” he would have been entitled to a payment amounting to $3,875,000 (of which $2,375,000 is attributable to bonuses and $1,500,000 is attributable to salary).

Glenn A. Weinman, Senior Vice President, General Counsel and Secretary

Mr. Weinman’s employment agreement provides that if Mr. Weinman is terminated without “cause” or if he resigns for “good reason”, the Company will pay Mr. Weinman the following: (a) his base salary accrued through the date of such resignation or termination and continuing for a period of one year after the date of such resignation or termination (the “Continuation Period”); (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; (c) a bonus for the calendar year in which such termination or resignation occurs equal to his target annual performance bonus, if any, for such year and each subsequent calendar year included in whole or in part within the Continuation Period (prorated in the case of any partial calendar year based on the number of days included in such Continuation Period); and (d) any unreimbursed expenses and all stock and stock option grants awarded to Mr. Weinman by the Company also will become vested and exercisable. In addition, in such case, Mr. Weinman will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Mr. Weinman is entitled to comparable benefits by a subsequent employer, continued participation in the Company’s medical, dental and insurance plans and arrangements.

If Mr. Weinman’s employment terminates by reason of his death or disability, or if he is terminated for “cause” or if he resigns without “good reason”, the Company will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs; (c) only in the case of a termination because of his death or disability, a prorated amount of his target annual performance bonus for the calendar year in which such termination of employment occurs; and (d) any unreimbursed expenses. If Mr. Weinman’s employment terminates by reason of his death, in lieu of the payment schedule described above, his beneficiary or estate may elect to receive a single lump sum payment equal to the present value of all such payments.

Had Mr. Weinman separated from the Company as of December 31, 2009, as a result of termination without “cause” or for “good reason,” he would have been entitled to a payment amounting to $300,000 plus health insurance benefits, of $2,200 per month, for a period of 12 months after he leaves the Company, or until comparable benefits are obtained from a new employer.

Joyce Crucillo, Chief Litigation Counsel

Ms. Crucillo’s employment agreement provides that, effective February 17, 2009, if Ms. Crucillo is laid off, terminated (irrespective of whether such termination is with or without cause) or otherwise dismissed by the Company, then the Company will pay to her, as a severance payment, six months of her then current total annual compensation, which includes her annual base salary and annual guaranteed bonuses (regardless of whether any portion thereof has accrued or vested), plus continued health insurance benefits of $2,180 per month, identical to what she was receiving at the time of separation for a period of six months after she leaves the Company.

Had Ms. Crucillo been laid off, terminated (irrespective of whether such termination is with or without cause) or otherwise dismissed by the Company as of December 31, 2009, she would have been entitled to receive total payments of $112,500, representing six months of regular compensation (including bonus).

Stock Options and Other Equity Awards

The Company’s Named Officers did not participate in, or otherwise receive, any stock options or other equity-based awards in 2009 and no Named Officer had any outstanding stock options or other equity-based awards as of the year ended December 31, 2009.

Pension Benefits and Nonqualified Defined Contribution Plans

The Company’s Named Officers did not participate in, or otherwise receive any benefits under, any pension or non-qualified defined contribution plans sponsored by the Company during 2009 or any other prior years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Shares

The following table sets forth certain information available to the Company as of April 14, 2010 with respect to shares of Common Stock held by (i) each director, (ii) each stockholder who is known to the Company to be the beneficial owner of more than 5% of our issued and outstanding Common Stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, (iii) our Named Officers (as defined under “Compensation Discussion and Analysis” above) and (iv) all of our current directors and executive officers as a group.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner (1)	Number	Percent of Class
Dov Charney (2)	38,113,065	53.3%
FMR, LLC (4) 82 Devonshire Street Boston, Massachusetts 02109	5,398,450	7.6%
Lion/Hollywood L.L.C. (3) c/o Lion Capital (Americas) Inc. 888 Seventh Avenue New York, New York 10019	16,000,000	18.3%
Martin Bailey	—	*
Jacob Capps	—	*
Joyce Crucillo	—	*
Robert Greene (5)	63,758	*
Adrian Kowalewski	—	*
Allan Mayer (5) (6)	62,758	*
Keith Miller (5)	61,758	*
Neil Richardson (7)	16,000,000	18.3%
Mark Samson (5)	61,758	*
Mark A. Thornton (5) (8)	58,758	*
Glenn A. Weinman	—	*
All directors and executive officers as a group (11 persons) (9)	54,421,855	62.2%

*	Less than 1.0%

(1)	This table is based upon 71,447,445 shares of Common Stock outstanding as of April 14, 2010 and upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in schedules filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is c/o American Apparel, Inc., 747 Warehouse Street, Los Angeles, California 90021.

(2)	A total of 37,258,065 of these shares are subject to a lock-up agreement and cannot be sold, subject to certain exceptions, without the Company’s consent, until the expiration of the restricted period under the lock-up agreement (as extended by a separate agreement entered into in March 2009) in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). See “Certain Relationships and Related Transactions” below for further description of the lock-up agreement.

(3)

Pursuant to Rule 13d-3 under the Exchange Act, Lion may be deemed to beneficially own 16,000,000 shares of Common Stock, which are subject to issuance upon exercise of the Lion Warrant (which is exercisable by

Lion at any time during its term). The information provided is based on a Schedule 13D filed by Lion with the SEC on March 23, 2009. As a founder and designated member of Lion Capital, Mr. Richardson may be deemed to be the indirect beneficial owner of any securities beneficially owned or deemed to be beneficially owned by Lion Capital.

(4)	FMR, LLC (“FMR”) has beneficial ownership of these shares as of February 12, 2010. The information provided is based on Schedule 13G/A filed by FMR with the SEC on February 16, 2010.

(5)	Includes 4,808 shares granted to each independent non-employee director on April 17, 2008, 35,211 shares granted to each independent non-employee director on January 12, 2009, and 21,739 shares granted to each independent non-employee director on January 19, 2010, as described under “Director Compensation—Fiscal 2009” above.

(6)	1,000 shares are held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is Trustee.

(7)	As a founder and designated member of Lion Capital, Mr. Richardson may be deemed to be the indirect beneficial owner of any securities beneficially owned or deemed to be beneficially owned by Lion Capital, which, as the manager of the sole members of Lion and of their general partner, may be deemed to be the indirect beneficial owner of any securities beneficially owned or deemed to be beneficially owned by Lion. Pursuant to Rule 13d-3 under the Exchange Act, Lion may be deemed to beneficially own 16,000,000 shares of Common Stock, which are subject to issuance upon exercise of the Lion Warrant (which is exercisable by Lion at any time during its term). Neither the filing of this Form 10-K/A nor any of its contents shall be deemed to constitute an admission that Mr. Richardson is the beneficial owner of the Common Stock referred to herein for purposes of Section 13(d) of the Exchange Act or for any other purpose, and Mr. Richardson expressly disclaims such beneficial ownership, except to the extent of Mr. Richardson’s pecuniary interest therein. The information provided is based on the Schedule 13D filed by Mr. Richardson with the SEC on March 23, 2009.

(8)	21,739 shares are held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole shareholder.

(9)	Includes (i) 38,399,116 shares owned by our current directors and executive officers; (ii) 1,000 shares held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is trustee, (iii) 21,739 shares held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole shareholder; and (iv) 16,000,000 shares subject to issuance upon exercise of the Lion Warrant (which is exerciseable by Lion at any time during its terms) and may be deemed to be beneficially owned by Mr. Richardson as described in footnote 7 above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, for equity securities of the Company that may be issued under our 2007 Performance Equity Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	9,236,465
Total	—	—	9,236,465

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under its charter, the Audit Committee is charged with reviewing the Company’s policies relating to the avoidance of conflicts of interest and reviewing all related party transactions that are required to be disclosed pursuant to SEC Regulation S-K, Item 404, or any successor provision. Additionally, the Audit Committee is responsible for reviewing the Company’s program to monitor compliance with the Company’s Code of Ethics. The Company’s Code of Ethics is applicable to all directors, officers and employees and provides examples of conflict of interest situations as including, but not limited to, the following: any significant ownership interest in any supplier or customer; any consulting or employment relationship with any customer, supplier or competitor; any outside business activity that detracts from an individual’s ability to devote appropriate time and attention to his or her responsibilities with the Company; the receipt of money, non-nominal gifts or excessive entertainment from any company with which the Company has current or prospective business dealings; being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any close relative; selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable officers or directors are permitted to so purchase or sell; and any other circumstance, event, relationship or situation in which the personal interest of a person subject to the Code of Conduct interferes, or even appears to interfere, with the interests of the Company as a whole. In determining whether to approve or ratify a transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The following are the material transactions or agreements between the Company and related persons since the beginning of fiscal year 2009. The Audit Committee has approved or ratified all of these transactions. All dollar amounts in this section are in United States dollars unless stated otherwise.

Lion Transaction

On March 13, 2009, the Company entered into a Credit Agreement (as amended from time to time, the “Lion Credit Agreement”) with Lion Capital (Americas) Inc. (as successor by assignment to Lion Capital (Guernsey) II Limited, “Lion Capital”), pursuant to which the Company borrowed $75,000,000 and issued to Lion a seven-year warrant. In addition, under the Lion Credit Agreement, an additional $5,000,000 of loans made to the Company thereunder constituted a fee paid by the Company to Lion Capital. Lion Capital subsequently assigned such loans and its rights and obligations under the Lion Credit Agreement to Lion Capital (Americas) Inc. Mr. Capps is a member of Lion Capital and Mr. Richardson is a founder and designated member of Lion

Capital. Lion Capital is the sole stockholder of Lion Capital (Americas) Inc. and Mr. Capps is President of Lion Capital (Americas) Inc.

The largest aggregate amount of principal outstanding during fiscal year 2009 was $86,129,552, the amount outstanding as of December 31, 2009. During fiscal year 2009, the amount of principal paid, the amount of interest paid and the amount of interest payable were $0, $3,256,405 and $9,385,957, respectively.

In connection with such transaction, on March 13, 2009, the Company issued to Lion a seven-year warrant (the “Lion Warrant”), which is exercisable at any time during its term, to purchase an aggregate of 16,000,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances.

Agreements Between Mr. Charney and Lion

In connection with financing transaction described above, Mr. Charney and Lion/Hollywood L.L.C. (as successor by assignment to Lion Capital (Guernsey) II Limited, “Lion”) entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”), and the Company and Lion entered into an investment agreement, dated as of March 13, 2009 (as amended from time to time, the “Investment Agreement”). Pursuant to the Investment Agreement, Lion currently has the right to designate two persons to the Board of Directors (“Investor Directors”) and a board observer (“Board Observer”). Lion’s right to designate Investor Directors and a Board Observer is subject to maintaining certain minimum ownership thresholds of shares issuable under a seven-year warrant issued to Lion in connection with the financing transaction with Lion (the “Lion Warrant”), which is exercisable at any time during its term, to purchase an aggregate of 16,000,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances. Lion has designated Jacob Capps and Neil Richardson as its Investor Directors.

Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of Common Stock in favor of Lion’s designees, provided that Mr. Charney’s obligation to so vote terminates if he owns less than 6,000,000 shares of Common Stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of Common Stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board of Directors, provided that Lion’s obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900,000 shares of Common Stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement, as extended by a letter agreement, dated March 13, 2009, between Mr. Charney and Lion.

The descriptions of the Lion transaction, the Lion Warrant, the Investment Agreement, the Investment Voting Agreement and the other transaction documents are qualified in their respective entireties by reference to the descriptions contained in the Current Reports on Forms 8-K filed by the Company with the SEC on March 16, 2009, April 16, 2009, June 19, 2009, August 20, 2009, November 3, 2009, April 1, 2010, and the documents filed as exhibits to such Current Report.

In connection with the Lion Credit Agreement and the Investment Agreement, Mr. Charney also entered into a letter agreement, dated March 13, 2009, with the Company and Lion to extend, with respect to Mr. Charney only, the time period applicable to the non-competition and non-solicitation covenants contained in Section 5.27(a) of the Acquisition Agreement from December 12, 2011 to December 31, 2013, provided that such extension period will terminate upon the earliest to occur of the Trigger Events described below.

In connection with the Lion Credit Agreement and the Investment Agreement, Mr. Charney also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which Mr. Charney agreed not to make certain transfers of the 37,258,065 shares of Common Stock that he received pursuant to the Acquisition Agreement, from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4 million shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) Mr. Charney’s employment is terminated by the Company “without cause” or (iii) Mr. Charney terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between Mr. Charney and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, Mr. Charney will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of Common Stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of Common Stock in which Mr. Charney has a legal or beneficial interest as of December 12, 2010.

On October 28, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Charney and Lion, under which the Company and Lion agreed that notwithstanding restrictions on Mr. Charney’s ability to transfer shares of the Company’s common stock that are subject to the Lock-Up Agreement, dated December 12, 2007, executed by Mr. Charney, as extended by the Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009 (the “Lock-Up Extension Letter”), among Mr. Charney, the Company and Lion, Mr. Charney has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to five million such shares. The description of the Letter Agreement is qualified in its entirety by reference to the descriptions contained in the Current Report on Form 8-K filed by the Company with the SEC on November 3, 2009, and the documents filed as exhibits to such Current Report.

Loans from Mr. Charney to the Company

At the closing of the Acquisition, the Company converted C$6.0 million owed to Mr. Charney into two loans payable, which mature in December 2012 and bear interest at 6% from December 12, 2007. During the first quarter of 2008, Mr. Charney subordinated the loans to Toronto Dominion Bank in connection with the Company’s Canadian-dollar denominated line of credit. As of December 31, 2009, the outstanding loan balance was $922,718. No interest was paid during 2009.

On December 19, 2008, Mr. Charney loaned the Company $2.5 million in exchange for a promissory note (the “December Note”). On February 10, 2009, Mr. Charney loaned the Company an additional $4.0 million in exchange for a promissory note (the “February Note” and together with the December Note, the “Promissory Notes”). The Promissory Notes mature in January 2013 and provide for interest at an annual rate of 6%, payable in kind. The Promissory Notes were repaid in part in an aggregate amount equal to $3.25 million with a portion of the proceeds of the loans under the Lion Credit Agreement during fiscal year 2009. The largest aggregate amount of principal outstanding during fiscal year 2009 was $6,500,000 and $182,352 of interest was accrued. As of December 31, 2009, the outstanding balance was $3,432,352.

Personal Guarantees by Mr. Charney

Dov Charney has personally guaranteed the obligations of American Apparel under various property leases, including:

•	New York store at 712 Broadway, New York, NY for up to approximately $820,000 in aggregate obligations;

•	New York store at 183 E. Houston St. New York, NY for up to approximately $420,270 in aggregate obligations;

•	New York store at 1090 Third Ave., New York, NY for up to approximately $202,729 in aggregate obligations;

•	Chicago store at 1563 N. Milwaukee Ave., Chicago, IL for up to approximately $16,100 in aggregate obligations; and

•	Los Angeles store at 6922 Hollywood Blvd., Los Angeles, CA for up to approximately $1.8 million in aggregate obligations (equally and jointly guaranteed by the Company and Dov Charney).

Lease Agreement Between the Company and an Affiliate of Mr. Charney and Mr. Bailey

In December 2005, Old American Apparel entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with American Central Plaza, LLC. As of the date of this Proxy Statement, Dov Charney holds an 18.75% ownership interest in American Central Plaza, LLC, while Martin Bailey, the Company’s Chief Manufacturing Officer, holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The monthly lease payments were $48,000 through February 2008 and increased to $52,000 as of March 2008. The lease expires in November 2011, with a five year extension available at American Apparel’s option.

Payments to Morris Charney

Morris Charney, Dov Charney’s father (“Mr. M. Charney”), serves as Sole Director, President, Secretary and Treasurer of American Apparel Canada Wholesale Inc. and Sole Director, President and Secretary of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of Old American Apparel in 1998, as well as subsequent additional financing, all remaining amounts of which were repaid during 2007. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. During 2009 and the first quarter of 2010, Mr. M. Charney was paid architectural consulting fees amounting to C$192,000 and C$72,162, respectively, for his services.

Director Independence

The Board is currently composed of nine directors, five of whom qualify as independent directors as defined under the applicable listing standards of the NYSE Amex (each an “Independent Director”). In establishing independence, the Board affirmatively determines that each director or nominee does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Board has determined as provided in the NYSE Amex rules that the following categories of persons would not be considered independent: (1) a director who is, or during the past three years was, employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (2) a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (unless such compensation falls under exceptions provided for under the NYSE Amex rules); (3) a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer; (4) a director who is an executive officer, partner or a controlling shareholder, or has an immediate family member who is an executive officer, partner or a controlling shareholder, of an organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) which, in any of the past three fiscal years, exceeds or exceeded the greater of $200,000, or 5% of the other organization’s consolidated gross revenues; (5) a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on the compensation committee of such other entity; and (6) a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Applying these standards, the Board determined that the following directors qualify as Independent Directors: Messrs. Greene, Mayer, Miller, Samson and Thornton. Each of the members of each of the committees of the Board is an Independent Director, and, in the case of members of the Audit Committee (Messrs. Miller, Samson and Thornton, with Mr. Samson as Chairman), each also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3 under the Exchange Act. For additional information regarding the Audit Committee, see “Audit Committee and Audit Committee Financial Expert” above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by Deloitte & Touche LLP, our independent auditors since April 3, 2009 (“Deloitte”), and Marcum LLP, our former independent auditors during fiscal year 2008 and through April 3, 2009, for such periods, are as follows:

	2009	2008
	(in thousands)
Deloitte & Touche LLP
Audit fees (1)	$3,015	$—
Tax fees (2)	35	—
All other fees (3)	5	—

Total	$3,055	$—

Marcum LLP (f/k/a Marcum & Kliegman LLP)
Audit fees (1)	$152	$2,893
Tax fees	—	—
All other fees	—	—

Total	$152	$2,893

(1)	“Audit fees” consist of fees for professional services rendered for the audit of the Company’s annual financial statements included in Form 10-Ks, the review of financial statements included in Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	“Tax fees” consist of fees for tax compliance, tax advice and tax planning.

(3)	“All other fees” consist of fees for any products and services not included in the first three categories and related to the Company purchasing access to Deloitte’s online technical library.

In accordance with Section 10A(i) of the Exchange Act, before the Company engages its independent accountant to render audit or non-audit services, the engagement will be approved by our Audit Committee. The Audit Committee considered whether the provision of non-audit services provided by Deloitte during 2009 was compatible with maintaining Deloitte’s independence. In addition to retaining Marcum LLP to audit and review our consolidated financial statements for 2008, the Company retained other accounting firms to provide tax and advisory services in 2009. Marcum LLP did not provide any tax or advisory services to the Company in 2009. The Company understands the need for its independent auditors to maintain objectivity and independence in its audit of the Company’s financial statements.

All of our independent auditor’s fees were pre-approved by the Audit Committee in 2009. The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the Original Filing.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing.

2.	Financial Statement Schedule: The following consolidated financial statement schedule of American Apparel, Inc. and its subsidiaries is included in Part II, Item 8:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our may be found elsewhere in this Amendment and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

4.3*	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein

4.4	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.5	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.6	Warrants to Purchase Shares of Common Stock of the Registrant, dated December 19, 2008, issued to SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

4.7	Warrants to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.8*	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited

4.9	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+*	Employment Agreement, dated December 12, 2007, between the Registrant, American Apparel, LLC and Dov Charney

10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

10.5*	Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent

10.6	First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.8*	Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement

10.9	Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.10*	Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement

10.11*	Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement

10.12#	Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement

10.13#	Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement

10.14	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.15	Seventh Amendment to Credit Agreement, dated as of December 30, 2009, amending the BofA Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein

10.16#	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAUSA, the Facility Guarantors, and SOF Investments, L.P.—Private IV (“SOF”)

10.17#	Amendment No. 1 and Waiver to Credit Agreement of AAUSA, dated as of July 2, 2007, amending the SOF Agreement, among AAUSA, the Facility Guarantors, and SOF

Exhibit No.	Description
10.18#	Amendment No. 2 and Waiver to Credit Agreement of AAUSA, dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF

10.19	Amendment No. 3 and Waiver to Credit Agreement of AAUSA, dated as of November 28, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20	Amendment No. 4 and Waiver to Credit Agreement of AAUSA, dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 5 and Waiver to Credit Agreement of AAUSA, dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.22	Amendment No. 6 and Waiver to Credit Agreement of AAUSA, dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 of Quarterly Report on Form 10-Q (File No. 001-32697) filed May 16, 2008 and incorporated by reference herein)

10.23#	Amendment No. 7 to Credit Agreement of AAUSA, dated as of June 20, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.24#	Amendment No. 8 to Credit Agreement of AAUSA, dated as of November 7, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.25#	Amendment No. 9 to Credit Agreement of AAUSA, dated as of December 19, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.26	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.27	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.28	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.29	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.30	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.31	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.32	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.33	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.34+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.35+

First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant, AAUSA and Joyce E. Crucillo (included as Exhibit 10.34 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.36	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.37	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.38+	Executive Services Agreement, dated May 12, 2008, by and between Tatum, LLC and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed May 22, 2008 and incorporated by reference herein)

10.39+	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein)

10.40	Promissory Note, dated December 19, 2008, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.41+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.42	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.43#	Credit Agreement, dated as of March 13, 2009, among our, certain subsidiaries of our, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent

Exhibit No.	Description
10.44	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.45	Amendment and Agreement, dated as of April 10, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.46	Agreement to Terminate Voting Agreement, entered into as of April 14, 2009, by and among the Registrant, Jonathan J. Ledecky, Cullen Equities UK Limited, Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias, Richard Y. Roberts and Dov Charney (included as Exhibit 10.2 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.47	Second Amendment and Agreement, dated as of June 17, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein)

10.48	Third Amendment and Agreement, dated as of August 18, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein)

10.49	Waiver to Credit Agreement, dated as of September 30, 2009, among the Registrant, the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 6, 2009 and incorporated by reference herein)

10.50	Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein)

10.51+	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein)

10.52	Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.53	First Amendment to Credit Agreement, dated as of December 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.54	Second Amendment to Credit Agreement, dated as of March 31, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed April 1, 2010 and incorporated by reference herein)

Exhibit No.	Description
10.55†	Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.55 of Annual Report on Form 10-K (File No. 001-32697) filed March 31, 2010 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

16.1	Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein)

21.1†	List of Subsidiaries

23.1†	Consent of Deloitte & Touche LLP

23.2†	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

†	Filed with the original 10-K.

#	To be filed in a subsequent amendment to the original 10-K on April 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC. (Registrant)

April 27, 2010	/S/ ADRIAN KOWALEWSKI
Adrian Kowalewski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)