Form 10-K/A
period 2009-12-31
AMERICAN APPAREL, INC
filed 2010-04-29
CIK 1336545

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	1

EXPLANATORY NOTE

American Apparel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and amended by Amendment No. 1 which was filed with the SEC earlier today (“Amendment No. 1” and, together with the Original Filing, the “Prior Filings”). One of the purposes of Amendment No. 1 was to revise the Exhibit Index and replace certain exhibits that were filed with the Original Filing which are the same in all respects except that they include schedules and/or exhibits thereto. Due to limitations on the size of EDGAR transmissions, not all of the replacement exhibits could be filed with Amendment No. 1. Accordingly, this Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed for the purpose of further revising the Exhibit Index and replacing certain additional exhibits that were filed with the Original Filing which are the same in all respects except that they include schedules and/or exhibits thereto. Therefore, Item 15(a)(3) of the Prior Filings has been amended and restated in its entirety. Except as expressly set forth in this Amendment, the Prior Filings have not been amended, updated or otherwise modified.

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

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

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

Exhibit No.	Description
2.1	Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among the Registrant, AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)
3.3	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated December 12, 2007, by and among the Registrant and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

4.3	Voting Agreement, dated December 12, 2007, between the Registrant and the Stockholders listed on the signature page therein (included as Exhibit 4.3 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

4.4	Lock-Up Agreement, dated December 12, 2007, between the Registrant and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein)

4.5	Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and the Registrant (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.6	Warrants to Purchase Shares of Common Stock of the Registrant, dated December 19, 2008, issued to SOF Investments, L.P.—Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

4.7	Warrants to Purchase Shares of Common Stock of the Registrant, dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein)

4.8	Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 4.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

4.9	Investment Voting Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.1+	Employment Agreement, dated December 12, 2007, between the Registrant, American Apparel, LLC and Dov Charney (included as Exhibit 10.1 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

10.2	Escrow Agreement, dated July 2, 2007, by and among the Registrant, Dov Charney and Continental Stock Transfer & Trust Company (included as Annex G of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.3+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.4+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

10.5	Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (success by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent (included as Exhibit 10.5 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

10.6	First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.7	Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.8	Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

10.9	Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.10	Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.10 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

10.11	Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.11 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed April 29, 2010 and incorporated by reference herein)

10.12*	Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement

10.13*	Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement

10.14	Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.15	Seventh Amendment to Credit Agreement, dated as of December 30, 2009, amending the BofA Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.16*	Credit Agreement, dated as of January 18, 2007 (the “SOF Agreement”), among AAUSA, the Facility Guarantors, and SOF Investments, L.P.—Private IV (“SOF”)

Exhibit No.	Description
10.17#	Amendment No. 1 and Waiver to Credit Agreement of AAUSA, dated as of July 2, 2007, amending the SOF Agreement, among AAUSA, the Facility Guarantors, and SOF

10.18#	Amendment No. 2 and Waiver to Credit Agreement of AAUSA, dated as of November 9, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF

10.19	Amendment No. 3 and Waiver to Credit Agreement of AAUSA, dated as of November 28, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.14 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.20	Amendment No. 4 and Waiver to Credit Agreement of AAUSA, dated as of December 12, 2007, amending the SOF Agreement, among AAI, the Facility Guarantors, and SOF (included as Exhibit 10.13 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 5 and Waiver to Credit Agreement of AAUSA, dated as of February 29, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.14 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.22	Amendment No. 6 and Waiver to Credit Agreement of AAUSA, dated as of May 16, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF (included as Exhibit 10.27 of Quarterly Report on Form 10-Q (File No. 001-32697) filed May 16, 2008 and incorporated by reference herein)

10.23#	Amendment No. 7 to Credit Agreement of AAUSA, dated as of June 20, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.24#	Amendment No. 8 to Credit Agreement of AAUSA, dated as of November 7, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.25#	Amendment No. 9 to Credit Agreement of AAUSA, dated as of December 19, 2008, amending the SOF Agreement, among American Apparel (USA), LLC, the Facility Guarantors, and SOF

10.26	Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.27	Assignment of Lessee’s Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.28	Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.29	Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.30	Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
10.31	Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.32	Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.33	Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

10.34+	Employment Agreement, dated as of October 26, 2006, between the Registrant and Joyce E. Crucillo (included as Exhibit 10.23 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.35+	First Amendment to Employment Agreement, dated as of March 11, 2009, among the Registrant, AAUSA and Joyce E. Crucillo (included as Exhibit 10.34 of Annual Report on Form 10-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.36	Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.37	Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein)

10.38+	Executive Services Agreement, dated May 12, 2008, by and between Tatum, LLC and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed May 22, 2008 and incorporated by reference herein)

10.39+	Severance Agreement and Release, dated May 22, 2008, by and between the Registrant, AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein)

10.40	Promissory Note, dated December 19, 2008, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.41+	Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.42	Promissory Note, dated February 10, 2009, between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein)

10.43#	Credit Agreement, dated as of March 13, 2009, among our, certain subsidiaries of our, the facility guarantors party thereto, Lion Capital (Guernsey) II Limited, as initial lender, other lenders from time to time party thereto and Lion Capital LLP, as the administrative agent and the collateral agent

10.44	Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.45	Amendment and Agreement, dated as of April 10, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.46	Agreement to Terminate Voting Agreement, entered into as of April 14, 2009, by and among the Registrant, Jonathan J. Ledecky, Cullen Equities UK Limited, Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias, Richard Y. Roberts and Dov Charney (included as Exhibit 10.2 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.47	Second Amendment and Agreement, dated as of June 17, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein)

10.48	Third Amendment and Agreement, dated as of August 18, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein)

10.49	Waiver to Credit Agreement, dated as of September 30, 2009, among the Registrant, the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 6, 2009 and incorporated by reference herein)

10.50	Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein)

10.51+	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein)

10.52	Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.53	First Amendment to Credit Agreement, dated as of December 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.54	Second Amendment to Credit Agreement, dated as of March 31, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed April 1, 2010 and incorporated by reference herein)

10.55†	Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.55 of Annual Report on Form 10-K (File No. 001-32697) filed March 31, 2010 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

Exhibit No.	Description
16.1	Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein)

21.1†	List of Subsidiaries

23.1†	Consent of Deloitte & Touche LLP

23.2†	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Filed with the original 10-K.
#	To be filed in a subsequent amendment to the original 10-K on April 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.
(Registrant)

April 29, 2010	/s/ ADRIAN KOWALEWSKI
Adrian Kowalewski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)