Form 10-Q
period 2010-03-31
AMERICAN APPAREL, INC
filed 2010-08-17
CIK 1336545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, $0.0001 par value 71,447,445 shares outstanding on August 16, 2010.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010) and Amendments No. 1, No. 2 and No. 3 to the Company’s Annual Report on form 10-K/A for the year ended December 31, 2009 (each filed with the SEC on April 29, 2010) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our relationships with our lenders and our ability to comply with our debt agreements and generate cash flow to service our debt;

•

our ability to regain compliance with the exchange rules of the NYSE Amex, LLC; the completion of the preparation and review of financial statements and related disclosures for the second quarter ended June 30, 2010, including any restatement, if applicable.

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that the our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement its strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor;

•	location of our facilities in the same geographic area;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except par value)

	March 31, 2010 (unaudited)	December 31, 2009 *
ASSETS
CURRENT ASSETS
Cash	$6,461	$9,046
Trade accounts receivable, net of allowances of $1,833 and $1,763 at March 31, 2010 and December 31, 2009, respectively	19,097	16,907
Prepaid expenses and other current assets	5,632	9,994
Income taxes receivable	4,750	4,494
Inventories, net	138,397	141,235
Deferred income taxes	1,000	4,627

Total current assets	175,337	186,303
PROPERTY AND EQUIPMENT, net	94,945	103,310
DEFERRED INCOME TAXES	—	12,033
OTHER ASSETS, net	25,459	25,933

TOTAL ASSETS	$295,741	$327,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$386	$3,741
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $19,451 at March 31, 2010	83,884	6,346
Accounts payable	20,915	19,705
Accrued expenses	34,217	30,573
Income taxes payable	950	2,608
Current portion of capital lease obligations	1,461	1,907

Total current liabilities	141,813	64,880
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009	406	65,997
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,434	4,355
CAPITAL LEASE OBLIGATIONS, net of current portion	868	1,020
DEFERRED RENT	22,841	22,052
OTHER LONG-TERM LIABILITIES	10,036	11,934

TOTAL LIABILITIES	180,398	170,238

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value, authorized 120,000 shares; 72,881 shares issued and 71,447 shares outstanding at March 31, 2010 and 72,467 shares issued and 71,033 shares outstanding at December 31, 2009	7	7
Additional paid-in capital	151,675	150,449
Accumulated other comprehensive loss	(2,464)	(2,083)
(Accumulated deficit) retained earnings	(23,831)	19,012
Less: Treasury stock, 1,434 shares at cost	(10,044)	(10,044)

TOTAL STOCKHOLDERS’ EQUITY	115,343	157,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,741	$327,579

*	Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$121,814	$114,284
Cost of goods sold	60,473	48,887

Gross profit	61,341	65,397
Selling expenses	52,597	45,343
General and administrative expenses (including related party charges of $225 and $198 for the three months ended March 31, 2010 and March 31, 2009, respectively)	26,109	23,597
Retail store impairment charges	4,191	356

Loss from operations	(21,556)	(3,899)

Interest expense (including related party interest expense of $65 and $75 for the three months ended March 31, 2010 and March 31, 2009, respectively)	5,046	7,637
Foreign currency transaction loss	756	1,930
Other expense (income)	155	(55)

Loss before income tax	(27,513)	(13,411)
Income tax expense (benefit) (including valuation allowance charges of $15,493 recorded at March 31, 2010)	15,329	(2,852)

Net loss	$(42,842)	$(10,559)

Basic and diluted loss per share	$(0.60)	$(0.15)
Weighted average basic and diluted shares outstanding	71,273	71,003

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$118,979	$116,739
Cash paid to suppliers, employees and others	(119,421)	(113,889)
Income taxes paid	(707)	(2,775)
Interest paid	(3,541)	(3,905)
Other	(145)	224

Net cash used in operating activities	(4,835)	(3,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,941)	(7,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution	(3,351)	(554)
Borrowings (repayments) under revolving credit facilities, net	10,761	(11,188)
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	(592)	—
Deferred financing costs paid	—	(4,454)
Proceeds of notes payable to related party	—	4,000
Repayment of notes payable to related party	—	(3,250)
Proceeds from issuance of long-term debt, net of $5,000 discount for the three months ended March 31, 2009	—	75,000
Repayment of long-term debt	(39)	(51,042)
Repayment of capital lease obligations	(557)	(620)

Net cash provided by financing activities	6,222	7,892

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,031)	(1,164)

NET DECREASE IN CASH	(2,585)	(4,380)
CASH, beginning of period	9,046	11,368

CASH, end of period	$6,461	$6,988

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(42,842)	$(10,559)
Depreciation and amortization of property and equipment and other assets	7,116	6,407
Amortization of debt discount and deferred financing costs	1,453	3,733
Foreign currency transaction loss	756	1,930
Accrued interest paid-in-kind	51	—
Stock-based compensation expense	1,763	525
Retail store impairment charges	4,191	356
Deferred income taxes	17,081	396
Loss on disposal of property and equipment	10	31
Bad debt expense	290	104
Deferred rent	982	1,641
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(3,125)	2,463
Inventories	2,682	(342)
Prepaid expenses and other current assets	4,285	661
Other assets	(428)	(1,101)
Accounts payable	1,471	(7,331)
Accrued expenses and other long-term liabilities	1,888	3,486
Income taxes receivable/payable	(2,459)	(6,006)

Net cash used in operating activities	$(4,835)	$(3,606)

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$379	$1,722
Issuance of warrants in connection with debt financing at relative fair value	—	$18,672

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through a wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2010, the Company operated a total of 280 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management’s Plan

As of March 31, 2010, the Company had approximately $6,461 in cash, $35,601 of availability for additional borrowings and $11,127 outstanding on a $75,000 revolving credit facility under the Bank of America Credit Agreement (“BofA Credit Agreement”), $3,941 of availability for additional borrowings and $6,012 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $66,679 of term loans outstanding under the Lion Credit Agreement (see Notes 7 and 8). As of March 31, 2010, the Company was in compliance with all required covenants of the BofA Credit Agreement, the Bank of Montreal Agreement and the Lion Credit Agreement.

The Company incurred a substantial loss from operations and had negative cash flows from operating activities for the three months ended March 31, 2010. Based upon results of operations for the three months ended March 31, 2010 and trends occurring in the Company’s business since the first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, the Company’s current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. The Company also believes that it is probable that as of September 30, 2010 the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010.

Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. The Company anticipates working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company cannot provide assurance that it will be able to secure such amendments. If such indebtedness is declared due and immediately payable or the Company cannot borrow under the BofA Credit Agreement, the Company would have to obtain alternative sources of liquidity; however, the Company cannot provide assurance that it will be able to obtain such alternative sources of liquidity and/or modify its operations to maintain liquidity on terms that are acceptable to the Company, or at all. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

Management continues to develop a plan intended to improve the operating performance and the financial position of the Company. This plan includes moderating production at the Company’s manufacturing facilities to reduce inventory levels, and reduce raw material purchases and labor; a streamlining of the Company’s logistics operations; the potential subleasing of certain of the Company’s leased properties used in the Company’s manufacturing operations; merchandise price rationalization in the Company’s wholesale and retail channels; a strategic review of the Company’s retail real estate portfolio, including potential lease renegotiations and store closures; improved merchandise allocation procedures; a review of staffing levels at the Company’s retail locations and the selective and targeted reduction in the Company’s marketing spend. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that management’s plan to improve the operating performance and the financial position of the Company will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X,

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to acquired intangible assets and goodwill, and property and equipment; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; income taxes, including uncertain tax positions and recoverability of deferred income taxes; and foreign currency.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings Per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification ASC 260 – “Earnings per Share” (“ASC 260”). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s net loss for the periods presented in the accompanying condensed consolidated statement of operations is available to the common stockholders. For the three months ended March 31, 2010 and 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 13) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 13) in which their weighted average affects were excluded from the calculation of net loss per share because their impact would have been anti-dilutive.

Comprehensive Loss

In accordance with ASC 220 - “Comprehensive Income”, the Company is required to display comprehensive income (loss) and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income (loss) are changes in equity that are excluded from the Company’s net loss, specifically, unrealized gains and losses on foreign currency translation adjustments.

A reconciliation of comprehensive loss for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Net loss, as reported	$(42,842)	$(10,559)
Foreign currency translation adjustments	(380)	(2,106)

Comprehensive loss	$(43,222)	$(12,665)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. wholesale segment. The Company mitigates its risk related to cash by investing in or through major financial institutions. The Company had approximately $5,797 and $7,500 held in foreign banks at March 31, 2010, and December 31, 2009, respectively.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

The Company mitigates its risk related to trade accounts receivable by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of March 31, 2010, three customers accounted for 35% of the Company’s total trade accounts receivables and 45% of the U.S. Wholesale segment’s trade accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Foreign Currency Forward Exchange Contracts

The Company follows the provisions of ASC 820 – “Fair Value Measurements and Disclosures” (formerly, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended, which require the recognition of derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company’s foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transaction loss in the condensed consolidated statements of operations.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2010, the Company held forward exchange contracts to purchase an aggregate notional amount of $1,800, to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At March 31, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of C$68, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2010 and 2009, losses of C$68 and gains of C$103, respectively, related to the forward contracts held were included in foreign currency transaction loss in the accompanying condensed consolidated statements of operations. As of December 31, 2009, the Company did not hold any forward contracts.

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

The Company accounts for uncertain tax positions according to ASC – 740 – “Income Taxes”. Gross unrecognized tax benefits at March 31, 2010 and December 31, 2009 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as a component of the income tax expense (benefit) in the accompanying condensed consolidated statements of operations.

Accounting Standards Updates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in ASC 820.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

ASU No. 2010-06 amends ASC 820 to require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. ASU No. 2010-06 also amends ASC 820 to require reporting entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements when significant unobservable inputs are used. In addition, ASU No. 2010-06 clarifies the requirements of certain existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No 2010-06 did not have a material impact on the Company’s results of operations or financial position.

Note 4. Inventories

The components of inventories are as follows:

	March 31, 2010	December 31, 2009
Raw materials	$20,167	$19,506
Work in process	952	1,475
Finished goods	121,644	123,874

	142,763	144,855
Less reserve for inventory shrinkage and obsolescence	(4,366)	(3,620)

Total, net of reserves	$138,397	$141,235

Note 5. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2010	December 31, 2009
Machinery and equipment	$41,654	$41,231
Furniture and fixtures	34,972	34,356
Computers and software	25,025	24,627
Automobiles and light trucks	1,163	1,221
Leasehold improvements	84,064	82,565
Buildings	574	557
Construction in progress	2,218	1,933

	189,670	186,490
Less accumulated depreciation and amortization	(94,725)	(83,180)

Total	$94,945	$103,310

Property and equipment is recorded on the basis of cost and depreciated over the estimated used useful lives of fixed assets. The useful lives of the Company’s major classes of assets are as follows:

Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computers and software	3 to 5 years
Automobiles and light trucks	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Buildings	25 years

Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses in the condensed consolidated statements of operations and was $7,116 and $6,407 for the three months ended March 31, 2010 and 2009, respectively.

The Company identified indicators of impairment present at certain retail stores with its U.S. Retail and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), respectively, that the fair value of the assets at nineteen retail stores was less than their carrying value at March 31, 2010 as evaluated based upon sales performance through the date of issuance of these financial statements, and projected future cash flows over the lengths of their respective leases at these locations. The Company recorded an impairment charge relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canadian

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

and International segments of $4,191 and $356 for the three months ended March 31, 2010 and 2009, respectively, as a component of retail store impairment charges in the accompanying condensed consolidated statements of operations to reduce the assets carrying value to their estimated fair value.

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	March 31, 2010	December 31, 2009
Accrued compensation, bonuses and related taxes	$10,307	$7,604
Workers’ compensation and other self-insurance reserves	3,392	4,807
Sales tax, value added tax ,property taxes	1,681	2,603
Gift cards and store credits	3,936	4,387
ICE inspection-related workers’ compensation claims (see Note 14 and Note 15)	1,890	—
Other	13,011	11,172

	$34,217	$30,573

7. Revolving Credit Facilities and Current Portion of Long-Term Debt

Revolving credit facilities and current portion of long-term debt consists of the following:

	March 31, 2010	December 31, 2009
Revolving credit facility, maturing July 2012 (a)	$11,127	$6,249
Revolving credit facility, due on demand (b)	6,012	—
Current portion of long-term debt	66,745	97

Total revolving credit facilities and current portion of long-term debt	$83,884	$6,346

The Company incurred interest charges of $5,046 and $7,637 for the three months ended March 31, 2010 and 2009, respectively, for all outstanding borrowings.

(a)	The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”), subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement expires on July 12, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the BofA and are collateralized by substantially all of the Company’s assets.

Interest under the BofA Credit agreement is at the London Interbank Offered Rate (“LIBOR”) (0.23% at March 31, 2010) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.25% at March 31, 2010) plus 2.5%, at the Company’s option. At March 31, 2010 and December 31, 2009, the Company had $9,370 and $9,381, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at March 31, 2010 and December 31, 2009 was $35,601 and $41,200, respectively.

Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $25,000 for fiscal 2010. The Company’s actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments were $2,279 for the quarter ended March 31, 2010.

BofA Credit Agreement also imposes a minimum excess availability covenant which requires the Company to maintain minimum excess availability of 10% of the Company’s net availability under the BofA Credit Agreement.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in the condensed consolidated balance sheets.

The Company was in compliance with all required covenants of the BofA Credit Agreement at March 31, 2010.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

(b)	Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal that provided for borrowings up to C$11,000 due on demand with a fixed maturity date of December 30, 2012, bearing interest at the bank’s prime rate (2.5% at March 31, 2010) plus 2.00% per annum payable monthly. This line of credit is secured by moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by certain sections of the Bank Act of Canada on inventory. Available borrowing capacity at March 31, 2010 and December 31, 2009 was C$4,017 and C$11,000, respectively.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the agreement. CI Companies were in compliance with all required covenants at March 31, 2010. However, as of June 30, 2010, CI Companies were not in compliance with the covenant which required furnishing audited financial statements to Bank of Montreal within 120 days after December 31, 2009.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
Long-term debt with Lion, including accrued interest paid-in-kind of $6,130 and net of discount of $19,451 and $20,537 at March 31, 2010 and December 31, 2009, respectively (a)	$66,679	$65,593
Other	472	501

Total long-term debt	67,151	66,094
Current portion of long-term debt (b)	(66,745)	(97)

Long-term debt, net of current portion	$406	$65,997

(a)	As of December 31, 2008, the Company had a term loan agreement with SOF in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote-off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the condensed consolidated statement of operations.

In connection with the Ninth Amendment of the SOF Credit Agreement in December 2008, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 13).

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

Approximately $51,294 of the proceeds of the loans made under the Lion Credit Agreement was used by the Company to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3,250 of loans owed by the Company to its CEO (see Note 10), to pay fees and expenses related to the transaction of $4,276 which were capitalized as deferred financing costs and included in other assets in the accompanying condensed consolidated balance sheets, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $15,974.

In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (as defined in Note 13). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18,672. At March 31, 2010, the debt, net of unamortized discount and excluding interest paid-in-kind of $6,130, totaled $60,549 and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

Significant covenants in the Lion Credit Agreement include limiting the Company’s capital expenditures to $27,500 for fiscal 2010. The Company’s actual capital expenditures were $2,941 for the quarter ended March 31, 2010. The Lion Credit Agreement also contains a Total Debt to Consolidated EBITDA ratio covenant (as further described in the Lion Credit Agreement) which must be maintained at a level of no more than 1.75:1.00 for the four quarter period ending March 31, 2010 and 1.70:1.00 for the four quarter period ending June 30, 2010.

(b)	On March 31, 2010, the Company entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00 and for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00. On June 23, 2010, the Company entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum (x) for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and (y) thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the Company delivers financial statements to Lion for the next Fiscal Quarter.

The Company was in compliance with the covenants under the Lion Credit Agreement on March 31, 2010. However, the Company has determined, based on its operating plan for the remainder of 2010, that it is probable that as of September 30, 2010, the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. The Company anticipates working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. The Company anticipates working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company cannot provide assurance that it will be able to secure such amendments. If such indebtedness is declared due and immediately payable or the Company cannot borrow under the BofA Credit Agreement, the Company would have to obtain alternative sources of liquidity; however, the Company cannot provide assurance that it will be able to obtain such alternative sources of liquidity and/or modify its operations to maintain liquidity on terms that are acceptable to the Company, or at all. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010.

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

The carrying amounts and fair values of the Company’s financial instruments are presented below as of March 31, 2010:

	Carrying Amount	Fair Value
Current portion of long-term debt, net of discount of $19,451 and including interest paid-in-kind of $6,130 (level 3)	$66,679	$77,873

Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Note 5.

Note 10. Subordinated Notes Payable to Related Party

At March 31, 2010 and December 31, 2009, the Company had outstanding loans payable to its CEO of $4,434 and $4,355, respectively. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, the CEO of the Company loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the three months ended March 31, 2010 and 2009, interest expense related to these loans were $65 and $75 (including interest paid-in-kind), respectively.

Note 11. Income Taxes

Income taxes for the quarter ended March 31, 2010 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact our future operating results. Finally, the Company’s ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.

The Company incurred a substantial loss from operations for the three months ended March 31, 2010. Based upon results of operations for the three months ended March 31, 2010 and trends occurring in the Company’s business after the first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, the current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. Because continuing losses before income taxes incurred by the Company make it more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods, the Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets on a jurisdictional basis in the first quarter of fiscal 2010 was required and recorded a valuation allowance of $15,493 against its deferred tax assets as of March 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through December 31, 2009. The Company and its subsidiaries’ state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2005 through December 31, 2009, depending on the particular jurisdiction. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.

The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company is being audited by the California Franchise Tax Board for the years ended December 31, 2007 and 2008.

Note 12. Related Party Transactions

See “Note 10 - Subordinated Notes Payable to Related Party” for a description of the loans made by the Chief Executive Officer to the Company and “Note 13 – Share Based Compensation and Warrants” for a description of the warrant issued by the Company to Lion.

Agreements Between the CEO of the Company and Lion

In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (the “Investment Agreement“), the CEO of the Company and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, the CEO of the Company has agreed to vote his shares of common stock in favor of Lion’s designees, provided that the CEO’s obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of the CEO of the Company, provided that Lion’s obligation to so vote terminates if either (i) the CEO of the Company beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) the CEO of our Company is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) the CEO of the Company is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between the CEO of the Company and Lion.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

In connection with the Lion Credit Agreement and the Investment Agreement, the CEO of the Company also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which the CEO of the Company agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007 (as it may be hereafter amended, supplemented or modified from time to time, the “Acquisition Agreement”), by and among the Company, American Apparel (USA) LLC (f/k/a AAI Acquisition LLC), a California limited liability company, American Apparel Inc., a California corporation, American Apparel, LLC, a California limited liability company, the CI Companies, the CEO of the Company, each of the stockholders of the CI Companies (with respect to certain provisions of the Acquisition Agreement) and Sam Lim (with respect to certain provisions of the Acquisition Agreement) from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) the CEO of the Company’s employment is terminated by the Company “without cause” or (iii) the CEO of the Company terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between the CEO of the Company and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, the CEO of the Company will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which the CEO of the Company has a legal or beneficial interest as of December 12, 2010.

In connection with the Lion Credit Agreement and the Investment Agreement, the CEO of the Company also entered into a letter agreement, dated March 13, 2009, with the Company and Lion to extend, with respect to the CEO of the Company only, the time period applicable to the non-competition and non-solicitation covenants contained in Section 5.27(a) of the Acquisition Agreement from December 12, 2011 to December 31, 2013, provided that such extension period will terminate upon the earliest to occur of the Trigger Events described above.

On October 28, 2009, the Company entered into a letter agreement among the Company, the CEO of the Company, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on the Company’s CEO’s ability to transfer shares of the Company’s common stock that are subject to the lock-up agreement, dated December 12, 2007, the CEO of the Company has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.

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

Lease Agreement Between the Company and a Related Party

In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (CMO) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $155 for the three months ended March 31, 2010 and 2009, respectively.

Payments to Morris Charney

Morris Charney, (“Mr. M. Charney”), is the father of the Company’s CEO and serves as a Director of American Apparel Canada Wholesale Inc. and a Director, of American Apparel Canada Retail

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting fees amounting to $69 and $42 for the three months ended March 31, 2010 and 2009, respectively.

Bonus and other Payments to the Company’s CEO

The Company’s employment agreement with the CEO of the Company provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which was equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company’s stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. The Company had also accrued and expensed an additional $250 as an estimate of the bonus that the CEO had earned for his services provided during the three months ended March 31, 2009. Total amounts of the CEO bonus accrued and expensed for the three months ended March 31, 2010 and 2009, were $250 and $500, respectively.

13. Share-Based Compensation and Warrants

On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company’s common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of March 31, 2010, 9,236 shares of the Company’s common stock are available for future grants under the 2007 Plan.

Director Grants

Each of our non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.

On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the three months ended March 31, 2009 in the accompanying condensed consolidated statements of operations.

On January 19, 2010, the Company issued the third annual stock grant to each non-employee director (except the two directors designated by Lion) of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. The expense of approximately $375 associated with the third annual grant is reflected in operating expenses for the three months ended March 31, 2010 in the accompanying condensed consolidated statements of operations.

Stock Awards to Employees

Pursuant to the Amended Acquisition Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. On August 14, 2008, 1,851 shares of common stock were awarded to eligible manufacturing employees and 781 shares were repurchased. On February 16, 2010, 515 shares of the Company’s common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $1,388 were awarded to eligible employees in all business segments of the Company and are included in cost of sales and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010. Of the $1,388, approximately $537 was withheld for the payment of employment and withholding taxes and 305 shares with an aggregate value of $851 were issued to employees. Additionally, the Company provided cash in the amount of $46 to employees in lieu of the issuance of shares in certain foreign jurisdictions. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Note 8). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. The fair value of the SOF Warrant of $1,021 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of five years, interest rate of 1.35%, volatility of 59.5% and no dividends. The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the three months ended March 31, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued warrants to Lion, which are exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement. Amortization of Lion Warrant discount included in interest expense was $1,085 and $200 for the three months ended March 31, 2010 and 2009, respectively.

Note 14. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $20,979 and $18,048 for the three months ended March 31, 2010 and 2009, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.

Sales Tax

The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $1,371 as of March 31, 2010 and December 31, 2009, for state sales tax contingencies that require recognition under ASC 450 – “Contingencies”.

Advertising

At March 31, 2010, the Company had approximately $3,126 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2010.

U.S. Immigration and Customs Enforcement

On January 3, 2008, representatives of U.S. Immigration and Customs Enforcement (“ICE”) conducted an inspection to determine the Company’s compliance with Section 274A of the Immigration and Nationality Act.

On June 24, 2009, ICE notified the Company that it was unable to verify the employment eligibility of approximately 200 current employees because of discrepancies in these employees’ records. Additionally, ICE notified the Company that another approximately 1,600 current employees appeared not to be authorized to work in the United States, based on its proprietary databases, and appeared to have obtained employment by providing, on Form I-9, documentation which ICE believes to have been suspect and not valid.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

The Company terminated the employment of those persons identified by ICE who were not able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents. The inspection was concluded in the fourth quarter of 2009 and the Company was fined for an amount that was deemed immaterial. ICE provided no indication that the Company knowingly or intentionally hired unauthorized aliens and no criminal charges were filed against the Company or any current employees. It is and has been the Company’s policy to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws.

During the period from June 2009 through January 2010, 51 former employees, who were identified by ICE and terminated by the Company due to their inability to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents, filed workers’ compensation claims after or around the time of their termination. Two more such claims were filed during March 2010. The Company declined these claims due to the belief that the claimants sought compensation due to loss of employment as opposed to employment-related injury. After declination of such claims by the Company, each of the 53 claimants has filed legal claims to override the declination of such claims by the Company. The Company intends to vigorously defend itself from all such claims.

Due to the unusual and infrequent circumstances of these 53 claims, the Company is administering and preparing to litigate these claims outside of its workers’ compensation program. The Company also evaluated the expected ultimate settlement of these claims separately from the other claims under its workers’ compensation program and accrued $1,890 for the estimated exposure of these 53 claims, which is included in accrued expenses as of March 31, 2010 in the accompanying condensed consolidated balance sheet (see Note 6).

Note 15. Workers’ Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims which are carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio (approximately 2.65% as of March 2010). The Company’s liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers’ compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of March 31, 2010 and December 31, 2009, the Company had issued standby letters of credit in the amounts of $7,125 with two insurance companies being the beneficiaries, through a bank. At March 31, 2010, the Company recorded a total reserve of $7,287, of which $1,902 is included in accrued expenses and $5,385 is included in other long-term liabilities on the condensed consolidated balance sheets. At December 31, 2009, the Company recorded a total reserve of $9,953, of which, $3,046 is included in accrued expenses and $6,907 is included in other long-term liabilities on the condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. In addition to the above workers’ compensation liabilities, an accrual of $1,890 was recorded for the estimated liability associated with 53 claims of employment-related injuries from employees terminated in connection with the ICE inspection (see Note 14).

The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At March 31, 2010 and December 31, 2009, the Company’s total reserve of $1,487 and $1,761, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 16. Business Segment and Geographic Area Information

The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. All of the Company’s sales fall into one of these reportable segments. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

consists of the Company’s wholesale operations in the U.S. of sales of undecorated apparel products to distributors and third party screen printers, as well as the Company’s online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company’s retail operations in the U.S., which was comprised of 159 retail stores operating in the U.S., as of March 31, 2010. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of March 31, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the U.S. and Canada. As of March 31, 2010, the retail operations in the International segment were comprised of 80 retail stores operating outside of the U.S. and Canada in 18 countries. All of the Company’s retail stores sell the Company’s apparel products directly to consumers.

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

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	Three Months ended March 31, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$29,406	$—	$2,515	$2,966	$34,887
Retail net sales	—	40,893	11,304	26,960	79,157
Online consumer net sales	4,423	—	395	2,952	7,770

Total net sales to external customers	33,829	40,893	14,214	32,878	121,814
Gross profit	5,319	28,659	9,011	18,352	61,341
(Loss) income from operations	(695)	(4,376)	450	(5,650)	(10,271)
Depreciation and amortization	2,300	2,619	564	1,633	7,116
Capital expenditures	1,184	1,095	313	349	2,941
Retail store impairment charges	—	1,973	241	1,977	4,191
Deferred rent expense	120	722	9	131	982

	Three Months ended March 31, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$23,115	$—	$2,271	$2,754	$28,140
Retail net sales	—	39,245	10,084	28,664	77,993
Online consumer net sales	4,861	—	366	2,924	8,151

Net sales to external customers	27,976	39,245	12,721	34,342	114,284
Gross profit	5,034	29,296	8,044	23,023	65,397
Income (loss) from operations	(514)	1,901	1,516	3,896	6,799
Depreciation and amortization	2,190	2,449	494	1,274	6,407
Capital expenditures	2,127	4,472	54	849	7,502
Retail store impairment charges	—	324	—	32	356
Deferred rent expense	32	1,230	24	355	1,641

The U.S. Retail, Canada and International segments purchase substantially all of their finished goods apparel from the U.S. Wholesale segment. Reconciliations of reportable segments combined loss from operations to the consolidated loss before income taxes for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	2010	2009
(Loss) Income from operations of reportable segments	$(10,271)	$6,799
Unallocated corporate expenses	(11,285)	(10,698)
Interest expense	(5,046)	(7,637)
Other (expense) income	(155)	55
Foreign currency loss	(756)	(1,930)

Consolidated loss before income taxes	$(27,513)	$(13,411)

Net sales be geographic location of customer for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	2010	2009
United States	$74,722	$67,221
Canada	14,214	12,721
Europe (excluding the United Kingdom)	17,376	17,273
United Kingdom	6,697	7,950
South Korea	2,171	1,844
Japan	2,442	3,569
Australia	1,986	2,047
Other foreign countries	2,206	1,659

Total consolidated net sales	$121,814	$114,284

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Long-lived assets – Property and equipment, net, by geographic location is summarized as follows:

	March 31, 2010	December 31, 2009
United States	$66,537	$71,451
Canada	8,718	8,767
Europe (excluding the United Kingdom)	8,186	9,987
United Kingdom	5,879	6,292
South Korea	594	632
Japan	1,987	2,827
Australia	1,294	1,299
Other foreign countries	1,750	2,055

Total consolidated long-lived assets	$94,945	$103,310

	March 31, 2010	December 31, 2009

Identifiable assets by reportable segment:
U.S. Wholesale	$84,417	$134,558
U.S. Retail	111,626	92,035
Canada	32,803	29,981
International	66,895	71,005

Total	$295,741	$327,579

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2010	December 31, 2009
Total assets	33.7%	30.8%
Total liabilities	46.3%	44.4%

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson’s allegations of wrongdoing. Ms. Nelson is seeking approximately $1.7 million in monetary damages, attorney fees and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate the Company’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of action: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to aggressively defend any allegations of wrongdoing.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

On February 7, 2006, Sylvia Hsu, a former employee of the Company, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of the Company who may have been sexually harassed. In February 2009, the EEOC requested to speak with certain managers, supervisors and other employees of the Company in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on the Company. The Company intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, Case No. 08CV3179, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and the last payment due in connection thereof was recorded as a component of operating expenses in the condensed consolidated statements of operations during the three months ended March 31, 2009.

On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties’ agreement to stay this matter for approximately six months, during which the parties will mediate the Plaintiff’s claims. In the event mediation is unsuccessful, the parties have agreed to submit this matter to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of this claim or the financial exposure in which it could result may change from time to time as the matter proceeds through its course. No assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company’s financial condition and results of operations.

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

On August 16, 2010, a shareholder derivative lawsuit entitled John L. Smith v. Dov Charney, et. al, Case No. BC 443763 (the “Smith Action”), was filed in the Superior Court of the State of California, County of Los Angeles by a person identifying himself as an American Apparel shareholder and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and current officers and directors as defendants. The Smith Action complaint alleges two causes of action for breach of fiduciary duty arising out of (i) the Company’s alleged failure to maintain adequate accounting and internal control policies and procedures and (ii) the Company’s alleged violation of state and federal immigration laws in connection with the previously disclosed termination of approximately 1,600 employees following an Immigration and Customs Enforcement inspection. No damages against the Company are sought in the Smith Action and the amount of damages sought on behalf of the Company is not specified. None of the defendants have responded to the complaint at this time. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of this claim or the financial exposure in which it could result may change from time to time as the matter proceeds through its course.

In connection with the change in the Company’s registered independent public accounting firm (see Note 18), the Company received a subpoena from the United States Attorney’s Office for the Southern District of New York in July 2010, for documents relating to the circumstances surrounding the change in auditors. The Company has also received inquiries from the Securities and Exchange Commission regarding this matter. The Company intends to cooperate fully with these requests and any related inquiries.

Note 18. Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2010 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

American Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Amounts and shares in thousands, except per share amounts)

(unaudited)

Effective July 22, 2010, Deloitte & Touche, LLP (“Deloitte”) resigned as the independent registered public accounting firm of the Company. Deloitte served as the Company’s independent registered public accounting firm since April 3, 2009. On July 26, 2010 the Company engaged Marcum LLP (formerly known as Marcum & Kliegman LLP, “Marcum”) as the Company’s independent registered public accounting firm.

On July 28, 2010, the Company reported on Form 8-K that it had been advised by Deloitte that certain information had come to Deloitte’s attention that if further investigated may materially impact the reliability of either its previously issued audit report or the underlying consolidated financial statements for the year ended December 31, 2009 included in the Company’s 2009 Form 10-K. Deloitte has requested that the Company provide Deloitte with the additional information Deloitte believes is necessary to review before the Company and Deloitte can reach any conclusions as to the reliability of the previously issued consolidated financial statements for the year ended December 31, 2009 and auditors’ report thereon.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell basic fashion apparel for women, men, children and pets. As of March 31, 2010, we operated 280 retail stores in 20 countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.

We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which has been expanded to include knitting and cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit.

We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the U.S., which was comprised of 159 retail stores as of March 31, 2010. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of March 31, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the U.S. and Canada. As of March 31, 2010, the retail operations in the International segment were comprised of 80 retail stores operating in the following 18 countries: the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Brazil, Mexico, Australia, Japan, South Korea, and China.

The results of the respective business segments exclude unallocated corporate expense, which consist of our shared overhead costs. These costs are presented separately and generally include, among other things, corporate costs such as human resources, legal, finance, information technology, accounting and executive compensation.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the three months ended March 31, 2010. Based upon results of our operations for the three months ended March 31, 2010 and the trends occurring in our business after the first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We also believe that it is probable that as of September 30, 2010, we will not be in compliance with minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010. Additionally, the BofA Credit Agreement contains certain cross-default provisions. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

We continue to develop a plan intended to improve the operating performance and our financial position. This plan includes moderating production at our manufacturing facilities to reduce inventory levels, and reduce raw material purchases and labor; a streamlining of our logistics operations; the potential subleasing of certain of our leased properties used in our manufacturing operations; merchandise price rationalization in our wholesale and retail channels; a strategic review of our retail real estate portfolio, including potential lease renegotiations and store closures; improved merchandise allocation procedures; a review of staffing levels at our retail locations and the selective and targeted reduction in our marketing spend. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.

Certain matters discussed below under “Liquidity and Capital Resources” raise substantial doubt about our ability to continue as a going concern, and we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010.

During the period from January 1, 2009 through March 31, 2010, we increased the number of retail stores in the U.S. Retail segment from 148 to 159, increased the number of retail stores in the Canada segment from 37 to 41 and increased the number of retail stores in the International segment from 75 to 80. The following tables detail the growth in retail store count during the three months ended March 31, 2010 and 2009:

	U.S. Retail	Canada	International	Total
Three Months ended March 31, 2010
Open at January 1, 2010	160	40	81	281
Opened	—	1	—	1
Closed	1	—	1	2

Open at March 31, 2010	159	41	80	280

Three Months ended March 31, 2009
Open at January 1, 2009	148	37	75	260
Opened	3	1	2	6
Closed	1	1	—	2

Open at March 31, 2009	150	37	77	264

Comparable Store Sales

Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the decrease in our comparable store sales, for the three months ended March 31, 2010, compared to March 31, 2009, and the number of stores included in the comparison at the end of each period.

	Three months ended March 31,
	2010	2009
Comparable store sales	(10)%	(7)%
Number of comparable stores	249	169

Executive Summary

For the three months ended March 31, 2010, we reported net sales of $121.8 million, an increase of $7.5 million, or 6.6%, over the $114.3 million reported for the quarter ended March 31, 2009. Gross margin decreased to 50.4% for the quarter ended March 31, 2010 compared to 57.2% for the quarter ended March 31, 2009. The decrease in gross margin was primarily due to an increase in inventory costs caused by a reduction in labor efficiency and a continued shift in production mix towards more complex retail styles. The decrease was also due to a shift in sales mix from retail to wholesale sales, as wholesale sales generate a lower gross margin. Operating expenses, which include all selling and general and administrative costs, increased $13.6 million, or 19.6%, to $82.9 million for the quarter ended March 31, 2010 as compared to $69.3 million for the quarter ended March 31, 2009. Fixed asset impairment expenses increased $3.8 million, to $4.2 million for the quarter ended March 31, 2010 as compared to $0.4 for the quarter ended March 31, 2009. Interest expense decreased $2.6 million to $5.0 million for the quarter ended March 31, 2010, as compared to $7.6 million for the quarter ended March 31, 2009. Net loss for the quarter ended March 31, 2010 was $42.8 million compared to a net loss of $10.6 million for the quarter ended March 31, 2009.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

The results of operations of the interim periods are not necessarily indicative of results for the entire year. The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2010		2009
	Amount	%	Amount	%
U.S. Wholesale	$33,829	27.8%	$27,976	24.5%
U.S. Retail	40,893	33.5%	39,245	34.3%
Canada	14,214	11.7%	12,721	11.1%
International	32,878	27.0%	34,342	30.1%

Total net sales	121,814	100.0%	114,284	100.0%
Cost of goods sold	60,473	49.6%	48,887	42.8%

Gross profit	61,341	50.4%	65,397	57.2%
Selling expenses	52,597	43.2%	45,343	39.7%
General and administrative expenses	26,109	21.4%	23,597	20.6%
Retail store impairment charges	4,191	3.4%	356	0.3%

Loss from operations	(21,556)	(17.7)%	(3,899)	(3.4)%
Interest and other expense
Interest expense	5,046	4.1%	7,637	6.7%
Foreign currency transaction loss	756	0.6%	1,930	1.7%
Other expense (income)	155	0.1%	(55)	0.0%

Loss before income tax	(27,513)	(10.1)%	(13,411)	(11.7)%
Income tax expense (benefit)	15,329	12.6%	(2,852)	(2.5)%

Net loss	$(42,842)	(35.2)%	$(10,559)	(9.2)%

U.S. Wholesale: Total net sales for our U.S. Wholesale segment increased $5.8 million, or 20.9%, to $33.8 million for the quarter ended March 31, 2010 as compared to $28.0 for the quarter ended March 31, 2009. Net sales to wholesale customers (excluding online consumer sales) increased $6.3 million, or 27.2%, to $29.4 million for the quarter ended March 31, 2010 as compared to $23.1 million for the quarter ended March 31, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, especially for distributors who began to increase their order volumes in 2010. Online consumer sales decreased $0.5 million, or 10.2%, to $4.4 million for quarter ended March 31, 2010 as compared to $4.9 million for the quarter ended March 31, 2009.

U.S. Retail: Net sales for the U.S. Retail segment increased $1.6 million, or 4.2%, to $40.9 million for the quarter ended March 31, 2010 as compared to $39.2 million for the quarter ended March 31, 2009. The increase was primarily caused by $3.9 million of incremental net sales contributed by nine net new retail stores opened in key markets within the U.S. after the first quarter of 2009. This increase was partially offset by a 3% decline in comparable store sales for the quarter ended March 31, 2010. Since March 31, 2009, we have opened 13 new retail stores, while closing four and the number of stores in operation increased from 150 to 159.

Canada: Total net sales for our Canada segment increased $1.5 million, or 11.7%, to $14.2 million for the quarter ended March 31, 2010 as compared to $12.7 million for the quarter ended March 31, 2009. Net sales to retail customers increased $1.2 million, or 11.9%, to $11.3 million for the quarter ended March 31, 2010 as compared to $10.1 million for the quarter ended March 31, 2009. The increase was primarily caused by $1.1 million of incremental net sales contributed by four net new retail stores opened in key markets within Canada after the first quarter of 2009. This increase was partially offset by a 15% decline in comparable store sales for the quarter ended March 31, 2010. Since March 31, 2009 we opened four net new retail stores, and the number of stores in operation increased from 37 to 41.

Net sales to wholesale customers increased $0.2 million, or 8.7%, to $2.5 million for the quarter ended March 31, 2010 as compared to $2.3 million for the quarter ended March 31, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, especially for distributors, who began to increase their order volumes in 2010. Online sales remained relatively unchanged for the quarter ended March 31, 2010.

Online sales remained relatively consistent at $0.4 million for the quarters ended March 31, 2010 and 2009, respectively. Additionally, the value of a U.S. dollar depreciated against the Canadian dollar over the comparable periods resulting in a $2.3 million increase in total net sales.

International: Total net sales for the International segment decreased $1.5 million, or 4.3%, to $32.9 million for the quarter ended March 31, 2010 as compared to $34.3 million for the quarter ended March 31, 2009. Net sales to retail customers decreased $1.7 million, or 6.0%, to $27.0 million for the quarter ended March 31, 2010 as compared to $28.7 million for the quarter ended March 31, 2009. The decrease was primarily caused by a 16% decline in same store sales that was partially offset by $1.9 million of incremental net sales contributed by the six new retail stores opened in key markets after the first quarter of 2009. During the same period we closed three stores in the International segment. Since March 31, 2009, we opened four new retail stores, while closing one and the number of stores in operation increased from 77 to 80.

Net sales to wholesale customers increased $0.1 million, or 3.6%, to $2.9 million for the quarter ended March 31, 2010 as compared to $2.8 for the quarter ended March 31, 2009. Online net sales increased $0.1 million, or 3.4%, to $3.0 million for the quarter ended March 31, 2010 as compared to $2.9 million for the quarter ended March 31, 2009. Additionally, over the comparable periods the value of a U.S. dollar depreciated against the local currencies of our international retail stores resulting in a $2.7 million increase in net sales.

Cost of goods sold: Cost of good sold as a percentage of net sales was 49.6% and 42.8% for the quarters ended March 31, 2010 and 2009, respectively. Cost of goods sold for the quarter ended March 31, 2010 was impacted by $0.5 million, or 0.4%, as a percentage of sales, in stock based compensation expense relating to the award of approximately 0.2 million shares of common stock to manufacturing employees at all of our business segments (the “2010 Grant”). On a comparative basis, excluding the impact of the 2010 Grant, our cost of goods sold as a percentage of net sales increased from 42.8% for the quarter ended March 31, 2009 to 49.2% for the quarter ended March 31, 2010. Additionally, cost of goods sold was negatively impacted by a reduction in manufacturing efficiency and a continued shift in production mix towards more complex retail styles.

Gross profit: Gross margin for the quarter ended March 31, 2010 was 50.4%, or 50.8%, excluding the impact of the 2010 Grant, as compared to 57.2% for the quarter ended March 31, 2009. Gross margin was negatively impacted by a shift in mix from retail to wholesale net sales, which generate lower margins, and by reduced labor efficiency at the company’s production facilities in the first quarter of 2010 compared to the prior year period. The reduction in labor efficiency was principally a result of the forced termination of over 1,500 experienced manufacturing employees in the third and fourth quarters of 2009 following the completion of the previously disclosed I-9 inspection by U.S. Immigration and Customs Enforcement. It is expected that the lowered production efficiency will continue into the remainder of 2010. The unfavorable decline in gross margin was partially offset by a decline in the value of the U.S. Dollar relative to foreign currencies in the first quarter of 2010 compared to the first quarter of 2009.

Selling expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses increased $7.3 million, or 16.0%, to $52.6 million for the quarter ended March 31, 2010 as compared to $45.3 million for the quarter ended March 31, 2009. Selling expenses for the quarter ended March 31, 2010 were impacted by $0.6 million of stock based compensation expense relating to the award of approximately 0.2 million shares of common stock issued in connection with the 2010 Grant. On a comparative basis, excluding the impact of the 2010 Grant, selling expenses increased from $45.3 million for the quarter ended March 31, 2009 to $52.0 million for the quarter ended March 31, 2010. Specifically, rent and occupancy costs increased $2.7 million, payroll and benefit costs increased $1.9 million and advertising and promotion costs increased $2.0 million. The increases in rent and occupancy costs, and payroll and benefit costs were incurred to support the increased number of stores in operation compared to in the prior year. This increase was partially offset by an increase of $0.3 million in shipping wages and a decrease of $0.1 million in shipping costs.

General and administrative expenses: General and administrative expenses increased $2.5 million, or 10.6%, to $26.1 million for the quarter ended March 31, 2010 as compared to $23.6 million for the quarter ended March 31, 2009. General and administrative expenses for the quarter ended March 31, 2010 were impacted by $0.5 million of stock based compensation expense relating to the award of approximately 0.2 million shares of common stock issued in connection with the 2010 Grant. On a comparative basis, excluding the impact of the 2010 Grant, general and administrative expenses increased from $23.6 million for the quarter ended March 31, 2009 to $25.6 million for the quarter ended March 31, 2010. Specifically, $1.9 million of the increase is a reserve for exposure for extraordinary claims filed against our workers compensation program by employees who were terminated as a result of an inspection by Immigration and Customs Enforcement, as well as, depreciation expense increased $0.8 million; bank charges increased $0.2 million; donations and gifts increased $0.3 million; computer expenses increased $0.2 million; rent related charges increased $0.1 million and miscellaneous other charges increased $1.0 million. The cumulative increase in general and administrative expenses was partially offset by decreases in professional fees, taxes and licenses and travel and entertainment charges of $1.6 million, $0.7 million and $0.2 million, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Retail store impairment charges: We performed a recoverability test and an impairment test on our retail stores and determined that the fair value of the assets at nineteen retail stores was less than their carrying value at March 31, 2010 as evaluated based upon sales performance through the date of issuance of these financial statements, and projected future cash flows over the lengths of their respective leases at these locations. We recorded an impairment charge relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canadian and International segments of $4.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, to reduce the assets carrying value to their estimated fair value.

Interest expense: The major components of interest expense, for the three months ended March 31, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.5% to 16.7% during the quarter ended March 31, 2010 and 3.5% to 17.9% during the quarter ended March 31, 2009. Interest expense decreased $2.6 million, or 33.9%, to $5.0 million for the quarter ended March 31, 2010 as compared to $7.6 million for quarter ended March 31, 2009. Interest expense represented 4.1% and 6.7% of the total net sales for the quarters ended March 31, 2010 and 2009, respectively. The net decrease in interest expense was primarily attributable to a reduction in the amortization of deferred financing costs, and was partially offset by higher borrowings under the Lion Credit Agreement as compared to our previous second lien credit facility.

Other (income) expense: Other expense was $0.2 million for the quarter ended March 31, 2010, as compared to other income of $0.1 million for the quarter ended March 31, 2009. Other expense represented 0.1% of the total net sales for the quarter ended March 31, 2010 as compared to other income which represented 0.0% of the total net sales for the quarter ended March 31, 2009.

Foreign currency transaction loss: Foreign currency transaction loss was $0.8 million for the quarter ended March 31, 2010, as compared to $1.9 million for the quarter ended March 31, 2009, mainly due to higher valuation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the three Months ended March 31. 2009.

Income taxes: The provision for income tax increased $18.2 million, to $15.3 million for the quarter ended March 31, 2010 as compared to a benefit of $2.9 million for the quarter ended March 31, 2009. We incurred a substantial loss from operations for the three months ended March 31, 2010. Based upon results of operations for the three months ended March 31, 2010 and trends occurring in our business after first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, the current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. Because incurring continuing losses before income taxes makes it more likely than not that we will not realize any benefit from the deferred tax assets recorded in prior periods, we will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of the analysis, we determined that a full valuation allowance against the net deferred tax assets on a jurisdictional basis in the first quarter of fiscal 2010 was required and recorded a valuation allowance of $15.5 million against our deferred tax assets as of March 31, 2010. See Note 11—Income Taxes to interim unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.

Net loss: Our net loss for the quarter ended March 31, 2010 increased $32.2 million, or 303.7%, to $42.8 million as compared to $10.6 million for the quarter ended March 31, 2009.

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

As of March 31, 2010 we had (i) approximately $6.5 million in cash, (ii) $35.6 million available and $11.1 million outstanding under the BofA Credit Agreement, (iii) $66.7 million of borrowings outstanding under the Lion Credit Agreement, and (iv) $3.9 million available and $6.0 million outstanding on a credit facility with Bank of Montreal held by American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement, and a credit agreement with Bank of Montreal and our other debt agreements.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the three months ended March 31, 2010. Based upon results of our operations for the three months ended March 31, 2010 and the trends occurring in our business after the first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We also believe that it is probable that as of September 30, 2010 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010. Additionally, the BofA Credit Agreement contains certain cross-default provisions. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

We continue to develop a plan intended to improve the operating performance and our financial position. This plan includes moderating production at our manufacturing facilities to reduce inventory levels, and reduce raw material purchases and labor; a streamlining of our logistics operations; the potential subleasing of certain of our leased properties used in our manufacturing operations; merchandise price rationalization in our wholesale and retail channels; a strategic review of our retail real estate portfolio, including potential lease renegotiations and store closures; improved merchandise allocation procedures; a review of staffing levels at our retail locations and the selective and targeted reduction in our marketing spend. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.

Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We anticipate working with our lenders to obtain amendments prior to any possible covenant noncompliance; however, we cannot provide assurances that we will be able to secure such amendments. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurances that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

Cash Flow Overview

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(4,835)	$(3,606)
Investing activities	(2,941)	(7,502)
Financing activities	6,222	7,892
Effect of foreign exchange rate changes on cash	(1,031)	(1,164)

Net decrease in cash	$(2,585)	$(4,380)

Three Months Ended March 31, 2010

For the three months ended March 31, 2010, cash used in operations was $4.8 million. Cash used in operating activities was determined by starting with our net loss of $42.8 million and making adjustments for non-cash items and changes in our working capital.

Net loss was increased for the non-cash impact of depreciation and amortization of property and equipment of $7.1 million, deferred financing costs and debt discount of $1.5 million, stock-based compensation of $1.8 million, deferred rent of $1.0 million and foreign currency transaction losses of $0.8 million. Depreciation expense increased $0.7 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 due to additional leasehold improvements as a result of operating additional retail stores, and deferred rent decreased by $0.7 million due to a significant amount of retail stores entering the second half of their lease terms.

For the three months ended March 31, 2010, changes in working capital resulted in an overall decrease to net loss of $4.3 million. Decreases in inventories of $2.7 million and prepaid expenses and other current assets of $4.3 million, increased net loss. The decrease in inventories for the three months ended March 31, 2010 as compared to the same period in 2009 was the result of our decision to maintain lower levels of inventories in response to declining projections in our retail segments. Increases in accounts payable, accrued expenses and other long-term liabilities and income taxes receivable/payable of $1.5 million, $1.9 million and $2.5 million, respectively also increased net loss. These increases were driven by cash management efforts. Net loss was reduced due to increases in accounts receivable and other assets of $3.1 million, $0.4. The increase in accounts receivable was primarily driven by a $7.5 million increase in net sales for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 combined with slightly slower collections.

Three Months Ended March 31, 2009

For the three months ended March 31, 2009, cash used in operations was $3.6 million. This is a result of a net loss of $10.6 million, a decrease in accounts payable of $7.3 million and a decrease in income taxes receivable/payable of $6.0 million, offset by non-cash expenses of $13.1 million (depreciation, amortization, stock based compensation, retail store impairment charges, deferred taxes, bad debt expense and deferred rent), foreign exchange transaction losses of $1.9 million, increases in accrued expenses and other long-term liabilities of $3.5 million and a decrease in trade accounts receivable of $2.5 million.

For the three months ended March 31, 2009, we used $7.5 million of cash in investing activities. This consisted of increased net investment in property and equipment of approximately $2.1 million for the U.S. Wholesale segment, $4.5 million for the U.S. Retail segment, $0.8 million for the International segment, and minor investments in the Canadian segment. Increase in investment in property and equipment for the U.S. Retail segment was due to the three new retail stores that were opened in the three months ended March 31, 2009.

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

Debt Agreements

The following is an overview of American Apparel’s total outstanding debt obligations as of March 31, 2010 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2010	Covenant Violations
Revolving credit facility	Bank of America, N.A.	4.7%	$11,127	No
Revolving credit facility (Canada)	Bank of Montreal	4.5%	6,012	No
Term loan from private investment firm, net of discount	Lion Capital LLP	15.0-17.0%	66,679	No
Other			472	N/A
Capital lease obligations	48 individual leases ranging between $1—$633	From 6.1% to 16.7%	2,329	N/A
Subordinated notes payable to related party		6.0%	4,434	N/A
Cash overdraft			386	N/A

Total debt			$91,439

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement limits our domestic subsidiaries from incurring capital expenditures of more than $25.0 million, and the Lion Credit Agreement limits us from incurring capital expenditures of more than $27.5 million, respectively, for the year ended December 31, 2010. Our actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments, which consist of our domestic subsidiaries, were $2.3 million for the quarter ended March 31, 2010. Our total actual capital expenditures were $2.9 million for the quarter ended March 31, 2010. The BofA Credit Agreement also imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of 10% of our net availability under the credit agreement. At March 31, 2010 our net availability under the credit agreement was $62.3 million and our minimum excess availability was $6.2 million.

The Lion Credit Agreement contains a total debt to consolidated EBITDA ratio financial covenant, as further described within the Lion Credit Agreement.

On March 31, 2010, we entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio of Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00 and for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00. As of March 31, 2010 our Total Debt was $90.9 million while our Consolidated EBITDA for the twelve months ending March 31, 2010 was $45.9 million and our Total Debt to Consolidated EBITDA ratio was 1.98:1.00.

On June 23, 2010, we entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum (x) for the period from June 21, 2010 through the date that we deliver financial statements to Lion for the three months ended September 30, 2010, and (y) thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until we deliver financial statements to Lion for the next Fiscal Quarter. These specified ratios require that we maintain a Total Debt to Consolidated EBITDA at a level of no more than 1.90:1.00 for the four quarter period ending June 30, 2010; 1.65:1.00 for the four quarter period ending September 30, 2010; 1.60:1.00 for the four quarter period ending December 31, 2010 and 1.55:1.00 for the four quarter period ending March 31, 2011.

The minimum Consolidated EBITDA financial covenant requires that we maintain Consolidated EBITDA at a level of no less than $20.0 million for the four quarter period ending on June 30, 2010; $20.0 million for the four quarter period ending on September 30, 2010; $20.0 million for the four quarter period ending on December 31, 2010 and $22.0 million for the four quarter period ending on March 31, 2011.

Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.

The Bank of Montreal credit facility contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal credit facility also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. As of March 31, 2010, we were in compliance with all covenants and restrictions under the credit agreement with Bank of Montreal. However, as of June 30, 2010, we were not in compliance with the covenant which required furnishing audited financial statements to Bank of Montreal within 120 days after December 31, 2009.

As of March 31, 2010, we were in compliance with all covenants and restrictions under all of our credit facilities. However, we determined, based on our operating plan for the remainder of 2010, that it is probable that as of September 30, 2010, we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We anticipate working with our lenders to obtain amendments prior to any possible covenant noncompliance; however, we cannot provide assurance that we will be able to secure such amendments. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurance that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise substantial doubt that we will be able to continue as a going concern. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010.

Future Capital Requirements

We had cash on hand of $6.5 million at March 31, 2010. We are limited to $25.0 million in capital expenditures, excluding non-cash property and equipment acquisitions, for fiscal 2010 for our U.S. operations, as set by restrictions in the BofA Credit Agreement, and $27.5 million in capital expenditures as set by restrictions in the Lion Credit Agreement. Capital expenditures are primarily necessary to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software.

Off-Balance Sheet Arrangements and Contractual Obligations

Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, American Apparel intends to renegotiate those leases as they expire. Issued and outstanding letters of credit were $9.4 million at March 31, 2010, and were related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 is a discussion of our future obligations and commitments as of December 31, 2009. During the three months ended March 31, 2010, our total outstanding borrowing under cash overdraft, capital lease and debt agreements increased by $8.1 million from December 31, 2009. We entered into new operating lease agreements in relation to the Company’s business operations, but we do not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2009 in our Annual Report on Form 10-K. See note14 for additional information related to the condensed consolidated financial statements included elsewhere herein.

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

Critical Accounting Estimates and Policies

As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation, obsolescence;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation; and

•	self-insurance liabilities.

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

Accounting Standards Updates

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

Interest Rate Risk

Based on the our interest rate exposure on variable rate borrowings at March 31, 2010, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $14 per month. We determined these amounts based on approximately $17,139 of variable rate borrowings at March 31, 2010. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 38.7% of our net sales for the three months ended March 31, 2010 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower its retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.

The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

We enter into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At March 31, 2010, we held forward exchange contracts to purchase an aggregate notional amount of $1,800 to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At March 31, 2010, the fair value of the forward contracts, based on quoted market rates, was $68 and is included in accrued expenses on the condensed consolidated balance sheet. During the three months ended March 31, 2010 and 2009, losses of $68 and gains of $103, respectively, related to forward contracts held were charged to earnings in the condensed consolidated statement of operations. As of December 31, 2009, we did not hold any forward contracts.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of March 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of March 31, 2010, the following material weaknesses existed:

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

Notwithstanding the material weaknesses described above, our management has concluded that our unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

(b) Remediation Activities

During the first quarter of 2010, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

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

Material weakness related to financial closing and reporting process: We continue to improve the preparation and review of account reconciliations by developing specific procedures to monitor and evaluate the key accounts. Additionally, we will provide additional training to our personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying business processes. To address inventory costing, we are in the process of (i) transitioning responsibility for maintaining and establishing standard costs from our production planning department to our accounting department (ii) enhancing production reporting capabilities in order to separately record and analyze key production variances (iii) developing automated capabilities to capture direct labor to specific production runs and (iv) enhancing our international cost accounting procedures for intercompany inventory transfers and costing.

(c) Changes in ICFR

During the first quarter of 2010, the Company’s management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of the Company’s business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have any material financial impact on the Company’s results of operations, financial position or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit captioned as Mary Nelson v. American Apparel, Inc., et al., Case Number BC333028, filed in Superior Court of the State of California for the County of Los Angeles, Central District wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The Company denies all of Ms. Nelson’s allegations of wrong doing. Ms. Nelson is seeking approximately $1.7 million in monetary damages, attorney fees and costs. The trial has been stayed, and the Court of Appeal of the State of California has reversed the Superior Court’s denial of the Company’s motion to compel arbitration pursuant to an agreement among the parties. On January 14, 2009, the California Supreme Court denied a petition filed by Ms. Nelson, requesting the California Supreme Court to review the California Appellate Court order compelling Ms. Nelson to arbitrate American Apparel’s claims against her for breaches of a settlement agreement. Ms. Nelson has now exhausted all of her appeals. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the following causes of actions: Breach of Agreement, Breach of Contract, Failure to Pay Settlement Monies, Fraud in the Inducement, and Disparagement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson. The insurance carrier for the Company’s directors’ and officers’ insurance policy has asserted that it is not obligated to provide coverage for this proceeding. The Company intends to aggressively defend any allegations of wrongdoing.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and hostile working environment. The EEOC’s investigation of this charge is ongoing. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. In February 2009, the EEOC requested to speak with certain of the Company’s managers, supervisors and other employees in connection with its investigation. Approximately half of these interviews have been concluded, with the second half to be conducted at a future time to be determined. Given the broad scope of the EEOC’s investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved, what remedies or relief, if any, will be sought or what the impact might be on American Apparel. The Company intends to aggressively defend any allegations of wrongdoing.

On March 31, 2008, Woody Allen filed suit against the Company, in the United States District Court for the Southern District of New York, Case No. 08CV3179, for the alleged unauthorized use of his image. Through his suit, Mr. Allen sought monetary damages in an amount he believed to be in excess of $10 million, disgorgement of any profits the Company may have realized as a result of its alleged unauthorized use of Mr. Allen’s image, exemplary damages, and attorneys’ fees and costs. On May 18, 2009, the Company, through its insurance carrier, agreed to a settlement with Mr. Allen prior to the commencement of the trial. The monetary amount that the Company contributed to the overall settlement was deemed immaterial and the last payment due in connection therewith was recorded as a component of operating expenses in the condensed consolidated statement of operations during the three months ended March 31, 2009.

On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys’ fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties’ agreement to stay this matter for approximately six months, during which the parties will mediate Plaintiff’s claims. In the event mediation is unsuccessful, the parties have agreed to submit this matter to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of this matter at this time, and any views we form as to the viability of this claim or the financial exposure in which it could result may change from time to time. No assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company’s financial condition and results of operations.

The Company is currently engaged in several other employment-related claims and other matters incidental to its business. Management believes that all such claims against the Company are without merit, and the Company intends to vigorously dispute the validity of the plaintiffs’ claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. The Company cannot assure you, however, that such actions will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flow.

On August 16, 2010, a shareholder derivative lawsuit entitled John L. Smith v. Dov Charney, et. al, Case No. BC 443763 (the “Smith Action”), was filed in the Superior Court of the State of California, County of Los Angeles by a person identifying himself as an American Apparel shareholder and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and current officers and directors as defendants. The Smith Action complaint alleges two causes of action for breach of fiduciary duty arising out of (i) the Company’s alleged failure to maintain adequate accounting and internal control policies and procedures and (ii) the Company’s alleged violation of state and federal immigration laws in connection with the previously disclosed termination of approximately 1,600 employees following an Immigration and Customs Enforcement inspection. No damages against the Company are sought in the Smith Action and the amount of damages sought on behalf of the Company is not specified. None of the defendants have responded to the complaint at this time. We are unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of this claim or the financial exposure in which it could result may change from time to time as the matter proceeds through its course.

In connection with the change in our registered independent public accounting firm, we received a subpoena from the United States Attorney’s Office for the Southern District of New York in July 2010, for documents relating to the circumstances surrounding the change in auditors. We have also received inquiries from the Securities and Exchange Commission regarding this matter. We intend to cooperate fully with these requests and any related inquiries.

Item 1A.	Risk Factors

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three months ended March 31, 2010, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except for the changes and additions described below. Please refer to the Company’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 31, 2009 (filed with the SEC on March 31, 2010) for a list of our risk factors.

Potential Restatement of previously issued financial statements

Effective July 22, 2010, Deloitte resigned as our independent registered public accounting firm. On July 26, 2010, we engaged Marcum as our independent registered public accounting firm. On July 28, 2010, we reported on a Form 8-K that we had been advised by Deloitte that certain information had come to Deloitte’s attention that if further investigated may materially impact the reliability of either Deloitte’s previously issued audit report or the underlying consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009. Deloitte has requested that we provide Deloitte with the additional information Deloitte believes it is necessary to review before any conclusions can be reached as to the reliability of the previously issued consolidated financial statements as of and for the year ended December 31, 2009 and auditors’ report thereon.

Depending on the outcome of this review, a restatement of our financial statements as of and for the year ended December 31, 2009 could be required. Any restatement may subject us to significant costs in the form of accounting, legal fees and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer, our other officers and directors and members of our accounting department in preparing and reviewing the restatement. Any such restatement could adversely affect our business, our ability to access the capital markets or the market price of our common stock. We might also face litigation, and there can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business, financial condition or the market price of our common stock.

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

In addition, in connection with our previously disclosed change in auditors, on July 30, 2010, we received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York for the production of documents relating to the circumstances surrounding the change in our auditors. We have also received inquiries from the Securities and Exchange Commission regarding this matter. We intend to cooperate fully with these requests and any related inquiries.

We cannot predict when these suits or investigations will be completed. We also are unable to predict the financial outcome that could result from these matters at this time. These suits and investigations may result in a diversion of management’s attention and resources, including the significant costs of document production and legal fees, and may contribute to current and future stock price volatility. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations.

If we are unable to maintain our listing of American Apparel’s securities on the NYSE Amex or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our common stock is currently traded on the NYSE Amex. The timely filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is a condition for the Company’s continued listing on the NYSE Amex. In light of our previously disclosed change in auditors and the related ongoing review of our financial statements, we are not in a position to timely complete the preparation of the financial statements and related information required in order to timely file our second quarter Form 10-Q. Our failure to timely file the second quarter Form 10-Q would be a material violation of our listing agreement with the NYSE Amex and, as a result, the NYSE Amex could initiate proceedings to delist our common stock from trading on the NYSE Amex.

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

The financing agreements between us and our lenders contain certain financial covenants relating to our capital expenditure limitations, availability under our U.S. revolving credit facility, and minimum EBITDA.

We believe, based on our current operating plan for the remainder of 2010, it is probable that as of September 30, 2010 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Additionally, the BofA Credit Agreement contains certain cross-default provisions. Under the terms of the BofA Credit Agreement and Lion Credit Agreement, noncompliance with covenants is an event of default under which we may be precluded from new borrowings under our revolving credit facility and all indebtedness under the revolving credit facility and term loans under BofA Credit Agreement and Lion Credit Agreement, respectively, could be declared immediately due and payable.

As a result, we would have to obtain additional sources of liquidity and our ability to finance and continue our operations and grow our business going forward could be adversely affected. We cannot provide assurance that we will be able to obtain such additional sources of liquidity on terms that are acceptable to us, or at all.

Our liquidity, losses from operations and noncompliance with covenants under our financing arrangements could adversely impact our ability to continue as a going concern.

Our consolidated financial statements for the quarter ended March 31, 2010 included herein contain a “going concern” explanatory paragraph. We incurred a substantial loss from operations and had negative cash flows from operating activities for the three months ended March 31, 2010. Based upon results of our operations for the three months ended March 31, 2010 and the trends occurring in our business after the first quarter and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We also believe that it is probable that as of September 30, 2010, we will not be in compliance with minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable.

These factors, among others, raise substantial doubt that our Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 16, 2010

AMERICAN APPAREL, INC.

Signature	Title	Date

/S/ DOV CHARNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	August 16, 2010
Dov Charney

/S/ ADRIAN KOWALEWSKI	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 16, 2010
Adrian Kowalewski