Form 10-Q
period 2010-06-30
AMERICAN APPAREL, INC
filed 2010-11-01
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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
Registrant's Telephone Number, Including area code: (213) 488-0226

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, $0.0001 par value 71,447,445 shares outstanding on October 29, 2010.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial conditions and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants and collaborators;

•	operations outside the United States;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010) and Amendments No. 1, No. 2 and No. 3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009 (each filed with the SEC on April 29, 2010), the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed with the SEC on August 17, 2010), as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

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

•	the risk that information technology systems changes may disrupt our supply chain or operations;

•	our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•	litigation and other inquiries and investigations, including the risk that our officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits;

•	ability to effectively manage inventory and inventory reserves;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company; and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation.
All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART I-FINANCIAL INFORMATION
Item 1.    Financial Statements
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2010	December 31, 2009*
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,068	$9,046
Trade accounts receivable, net of allowances of $1,819 and $1,763 at June 30, 2010 and December 31, 2009, respectively	21,068	16,907
Prepaid expenses and other current assets	6,510	9,994
Income taxes receivable and prepaid income taxes	6,374	4,494
Inventories, net	153,030	141,235
Deferred income taxes	2,705	4,627
Total current assets	197,755	186,303
PROPERTY AND EQUIPMENT, net	89,482	103,310
DEFERRED INCOME TAXES	176	12,033
OTHER ASSETS, net	25,314	25,933
TOTAL ASSETS	$312,727	$327,579
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	1,395	3,741
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $18,334 at June 30, 2010	112,229	6,346
Accounts payable	22,486	19,705
Accrued expenses and other current liabilities	38,418	30,573
Income taxes payable	384	2,608
Current portion of capital lease obligations	1,077	1,907
Total current liabilities	175,989	64,880
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009	388	65,997
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,460	4,355
CAPITAL LEASE OBLIGATIONS, net of current portion	732	1,020
DEFERRED RENT	23,427	22,052
OTHER LONG-TERM LIABILITIES	7,898	11,934
TOTAL LIABILITIES	212,894	170,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 120,000 shares; 72,881 shares issued and 71,447 shares outstanding at June 30, 2010 and 72,467 shares issued and 71,033 shares outstanding at December 31, 2009	7	7
Additional paid-in capital	151,675	150,449
Accumulated other comprehensive loss	(3,297)	(2,083)
(Accumulated deficit) retained earnings	(38,508)	19,012
Less: Treasury stock, 1,434 shares at cost	(10,044)	(10,044)
TOTAL STOCKHOLDERS' EQUITY	99,833	157,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,727	$327,579
*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$132,733	$136,061	$254,547	$250,345
Cost of goods sold	64,449	55,847	124,922	104,735
Gross profit	68,284	80,214	129,625	145,610
Selling expenses	51,362	50,114	103,957	95,457
General and administrative expenses (including related party charges of $212 and $194 for the three months ended June 30, 2010 and 2009, respectively, and $437 and $393 for the six months ended June 30, 2010 and 2009, respectively)	24,076	22,344	50,188	45,735
Retail store impairment charges	1,407	320	5,598	676
(Loss) income from operations	(8,561)	7,436	(30,118)	3,742
Interest expense (including related party interest expense of $67 and $61 for the three months ended June 30, 2010 and 2009, respectively, and $132 and $136 for the six months ended June 30, 2010 and 2009, respectively)	5,682	4,970	10,728	12,813
Foreign currency transaction loss (gain)	1,927	(2,770)	2,684	(840)
Change in fair value of warrants	1,034	—	1,034	—
Other income	(355)	(431)	(201)	(486)
(Loss) income before income taxes	(16,849)	5,667	(44,363)	(7,745)
Income tax (benefit) expense (including valuation allowance charges of $14,145 for the six months ended June 30, 2010)	(2,171)	1,205	13,158	(1,648)
Net (loss) income	$(14,678)	$4,462	$(57,521)	$(6,097)
Basic and diluted (loss) earnings per share	$(0.21)	$0.06	$(0.81)	$(0.09)
Weighted average basic shares outstanding	71,447	71,034	71,358	71,019
Weighted average diluted shares outstanding	71,447	79,897	71,358	71,019
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$249,838	$250,376
Cash paid to suppliers, employees and others	(265,567)	(243,282)
Income taxes paid	(4,527)	(8,864)
Interest paid	(3,684)	(4,344)
Other	218	575
Net cash used in operating activities	(23,722)	(5,539)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(7,258)	(13,547)
Proceeds from sale of fixed assets	39	—
Net cash used in investing activities	(7,219)	(13,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(2,338)	(2,416)
Borrowings under revolving credit facilities, net	34,973	922
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	(592)	—
Deferred financing costs	—	(4,575)
Borrowings under notes payable to related party	—	4,000
Repayment of notes payable to related party	—	(3,250)
Proceeds from issuance of long-term debt, net of $5,000 discount for the six months ended June 30, 2009	—	75,000
Repayment of term loans and notes payable	—	(51,085)
Repayment of capital lease obligations	(1,035)	(1,407)
Net cash provided by financing activities	31,008	17,189
EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(1,045)	(694)
NET DECREASE IN CASH	(978)	(2,591)
CASH, beginning of period	9,046	11,368
CASH, end of period	$8,068	$8,777
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(57,521)	$(6,097)
Depreciation and amortization of property and equipment and intangibles	14,415	13,598
Amortization of debt discount and deferred financing costs	2,939	5,058
Foreign exchange transaction loss (gain)	2,684	(840)
Stock based compensation expense	1,763	525
Accrued interest paid-in-kind	3,263	3,073
Change in fair value of warrant liability	1,034	—
Impairment charge	5,598	676
Deferred income taxes	13,670	1,025
Inventory reserve	1,397	322
Gain on disposal of property and equipment	16	87
Bad debt expense	242	135
Deferred rent	1,835	3,757
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(4,951)	(104)
Inventories	(15,450)	(9,593)
Prepaid expenses and other current assets	3,051	(1,441)
Other assets	(1,270)	(1,136)
Accounts payable	3,388	(7,908)
Accrued expenses and other liabilities	(1,005)	3,835
Income taxes receivable/payable	1,180	(10,511)
Net cash used in operating activities	$(23,722)	$(5,539)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$—	$203
Property and equipment acquired and included in accounts payable	$506	$804
Issuance of warrants in connection with debt financing at relative fair value	$—	$18,672
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
(Amounts and shares in thousands, except per share amounts)
(unaudited)
Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through a wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the United States and Internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2010, the Company operated a total of 279 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management's Plan

As of June 30, 2010, the Company had approximately $8,068 in cash, $22,269 of availability for additional borrowings and $34,351 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement, $3,700 of availability for additional borrowings and $6,785 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $71,059 (net of discount $18,334) of term loans outstanding under the Lion Credit Agreement (see Notes 7 and 8). As of June 30, 2010, the Company was in compliance with all required covenants of the BofA Credit Agreement and the Lion Credit Agreement. However, as of June 30, 2010, the Company was not in compliance with the covenant under the Bank of Montreal Credit Agreement (See Note 7), which required furnishing audited financial statements of American Apparel's Canadian operations to Bank of Montreal within 120 days after December 31, 2009.

The Company incurred a substantial loss from operations and had negative cash flows from operating activities for the six months ended June 30, 2010. Based upon results of operations for the six months ended June 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months. The Company's current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. The Company believes that it is probable that beginning January 31, 2011, the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010.

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

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes lower production levels at the Company's manufacturing facilities including a reduction in raw material purchases and labor; streamlining the Company's logistics operations; merchandise price rationalization in the Company's wholesale and retail channels; renegotiating the terms of a number of the Company's retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels at the Company's retail stores. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Note 2. Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Note 3. Summary of Significant Accounting Policies and Other Disclosures
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the current year financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to acquired intangible assets and goodwill, and property and equipment; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings Per Share
The Company presents earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification ASC 260 —“Earnings per Share” (“ASC 260”). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company's net (loss) income for the periods presented in the accompanying condensed consolidated statements of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding used in basic EPS	71,447	71,034	71,358	71,019
Dilutive effect of warrants	—	8,863	—	—
Weighted average shares outstanding for diluted EPS	71,447	79,897	71,358	71,019

For the three and six months ended June 30, 2010 and 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 13) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 13). Weighted average effects of these shares were excluded from the calculations of net loss per share for the three and six months ended June 30, 2010 and six months ended June 30, 2009 because their impact would have been anti-dilutive due to the Company's net loss.

Comprehensive (Loss) Income

In accordance with ASC 220 — “Comprehensive Income”, the Company is required to display comprehensive (loss) income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive loss are changes in equity that are excluded from the Company's net loss (income), specifically, unrealized gains and losses on foreign currency translation adjustments.
A reconciliation of comprehensive (loss) income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income, as reported	$(14,678)	$4,462	$(57,521)	$(6,097)
Foreign currency translation adjustments	(834)	2,973	(1,214)	867
Comprehensive (loss) income	$(15,512)	$7,435	$(58,735)	$(5,230)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company's U.S. wholesale segment. The Company mitigates its risk related to cash by investing in or through major financial institutions. The Company had approximately $7,589 and $7,500 held in foreign banks at June 30, 2010, and December 31, 2009, respectively.

The Company mitigates its risk related to trade accounts receivable by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of June 30, 2010, three customers accounted for 39% of the Company's total trade accounts receivables and 46% of the U.S. Wholesale segment's trade accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Foreign Currency Forward Exchange Contracts

The Company follows the provisions of ASC 820 — “Fair Value Measurements and Disclosures” (formerly, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended, which require the recognition of derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company's foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transaction loss in the condensed consolidated statements of operations.

The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2010, the Company held forward exchange contracts to purchase an aggregate notional amount of $1,200 to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At June 30, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of C$11 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2010, a gain of $58 and loss of $10, respectively, and for the three and six months ended June 30, 2009, a loss of $35 and gain of $68, respectively, were charged to earnings in the condensed consolidated statements of operations.
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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have its foreign subsidiaries, except for the subsidiaries in Brazil, Canada, China, Spain, Italy and Ireland, consolidated in the Company's U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.

The Company accounts for uncertain tax positions according to ASC 740 — “Income Taxes”. Gross unrecognized tax benefits at June 30, 2010 and December 31, 2009 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as a component of the income tax expense (benefit) in the accompanying condensed consolidated statements of operations. At June 30, 2010, the Company accrued $171 of interest and penalties.
Accounting Standards Updates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in ASC 820. ASU No. 2010-06 amends ASC 820 to require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. ASU No. 2010-06 also amends ASC 820 to require reporting entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements when significant unobservable inputs are used. In addition, ASU No. 2010-06 clarifies the requirements of certain existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No 2010-06 did not have a material impact on the Company's results of operations or financial position.

Note 4. Inventories
The components of inventories are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$25,216	$19,506
Work in process	2,929	1,475
Finished goods	129,902	123,874
	158,047	144,855
Less reserve for inventory shrinkage and obsolescence	(5,017)	(3,620)
Total, net of reserves	$153,030	$141,235

Note 5. Property and Equipment
The components of property and equipment are as follows:

	June 30, 2010	December 31, 2009
Machinery and equipment	$42,617	$41,231
Furniture and fixtures	35,391	34,356
Computers and software	26,318	24,627
Automobiles and light trucks	1,156	1,221
Leasehold improvements	83,903	82,565
Buildings	558	557
Construction in progress	1,035	1,933
	190,978	186,490
Less accumulated depreciation and amortization	(101,496)	(83,180)
Total	$89,482	$103,310

Property and equipment is recorded on the basis of cost and depreciated over the estimated used useful lives of fixed assets. The useful lives of the Company's major classes of assets are as follows:

Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computers and software	3 to 5 years
Automobiles and light trucks	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Buildings	25 years
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and six months ended June 30, 2010, depreciation and amortization expense was $7,299 and $14,415, respectively, and $7,190 and $13,598, respectively, for the three and six months ended June 30, 2009.
The Company identified impairment indicators at certain retail stores within its U.S. Retail, Canada and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), respectively, that the fair value of the assets at certain retail stores was less than their carrying value at June 30, 2010 as evaluated based upon sales performance through the date of issuance of these financial statements, and projected future cash flows over the lengths of their respective leases at these locations. Accordingly, impairment charges relating to the U.S. Retail, Canada and International segments of $1,407 and $5,598 for the three and six months ended June 30, 2010, respectively, were recorded as a component of operating expenses in the accompanying condensed consolidated statements of operations to reduce the assets' carrying value to their fair value. The Company recorded impairment charges of $320 and $676 for the three and six months ended June 30, 2009, respectively.

Note 6. Accrued Expenses
The components of accrued expenses are as follows:

	June 30, 2010	December 31, 2009
Accrued compensation, bonuses and related taxes	$11,631	$7,604
Workers' compensation and other self-insurance reserves	3,330	4,807
Sales tax, value added tax, property taxes	1,112	2,603
Gift cards and store credits	3,855	4,387
ICE inspection-related workers' compensation claims (see Note 14 and Note 15)	1,739	—
Warrant liability	1,034	—
Accrual for loss contingencies	1,500	—
Other	14,217	11,172
Total	$38,418	$30,573

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Revolving credit facility, maturing July 2012 (a)	$34,351	$6,249
Revolving credit facility (Canada), maturing December 2012 (b)	6,785	-
Current portion of long-term debt	71,093	97
Total revolving credit facilities and current portion of long-term debt	$112,229	$6,346

The Company incurred interest charges of $5,682 and $10,728 for the three and six months ended June 30, 2010, respectively, for all outstanding borrowings. Incurred interest charges for the three and six months ended June 30, 2009 were $4,970 and $12,813, respectively, for all outstanding borrowings.

(a)
The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”), subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement expires on July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the BofA and are collateralized by substantially all of the Company's assets.

Interest under the BofA Credit Agreement is at the London Interbank Offered Rate (“LIBOR”) (0.32% at June 30, 2010) plus 4.5% or BofA's prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.75% at June 30, 2010) plus 2.5%, at the Company's option. At June 30, 2010 and December 31, 2009, the Company had $8,583 and $9,381, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at June 30, 2010 and December 31, 2009 was $22,269 and $41,200, respectively.
Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company's capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $25,000 for fiscal 2010. The Company's actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments were $5,727 for the six months ended June 30, 2010.
The BofA Credit Agreement also imposes a minimum excess availability covenant which requires the Company to maintain minimum excess availability of 10% of the Company's net availability under the BofA Credit Agreement.
Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in the condensed consolidated balance sheets.
The Company was in compliance with all required covenants of the BofA Credit Agreement at June 30, 2010.
Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.

(b)
Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal that provides for borrowings up to C$11,000 due on demand with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (2.5% at June 30, 2010) plus 2.00% per annum payable monthly (the "Bank of Montreal Credit Agreement"). This line of credit is secured by moveable hypothecs, which provide for a charge on the CI Companies' accounts receivable, inventory and certain other moveable assets and by certain sections of the Bank Act of Canada. Available borrowing capacity at June 30, 2010 and December 31, 2009 was C$3,887 and C$11,000, respectively.

The credit agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the agreement. As of June 30, 2010, CI Companies were not in compliance with the covenant which required furnishing audited financial statements of the CI Companies to Bank of Montreal within 120 days after December 31, 2009.

Note 8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Long-term debt with Lion, including accrued interest paid-in-kind of $9,386 and net of discount of $18,334 and $20,537 at June 30, 2010 and December 31, 2009, respectively (a)	$71,059	$65,593
Other	422	501
Total long-term debt	71,481	66,094
Current portion of long-term debt (a)	(71,093)	(97)
Long-term debt, net of current portion	$388	$65,997

(a)
As of December 31, 2008, the Company had a term loan agreement with SOF Investments, L.P. - Private IV ("SOF" and the "SOF Credit Agreement") in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion Capital LLP ("Lion"). As a result of the early extinguishment of the SOF term loan, the Company wrote-off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the condensed consolidated statements of operations.

In connection with the Ninth Amendment of the SOF Credit Agreement in December 2008, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 13).
On March 13, 2009, the Company entered into an $80,000 term loan agreement with Lion Capital LLP ("Lion" and the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.
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
In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (as defined in Note 13). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders' equity at its relative fair value of approximately $18,672. At June 30, 2010, the debt, net of unamortized discount of $18,334 and excluding interest paid-in-kind of $9,386, totaled $57,293 and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.

Significant covenants in the Lion Credit Agreement include limiting the Company's capital expenditures to $27,500 for fiscal 2010. The Company's actual capital expenditures were $7,258 for the six months ended June 30, 2010. The Lion Credit Agreement contained a Total Debt to Consolidated EBITDA ratio covenant (as further described in the Lion Credit Agreement) which must be maintained at a level of no more than 1.70:1.00 for the four quarter period ending June 30, 2010.
On March 31, 2010, the Company entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00.
On June 23, 2010, the Company entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum (x) for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and (y) thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the Company delivers financial statements to Lion for the next Fiscal Quarter. As of June 30, 2010, the Company was not within range and therefore the interest rate payable increased from 15% to 17%.
On September 30, 2010, the Company entered into a fourth amendment to the Lion Capital Agreement, which among other things, (i) waived the minimum Consolidated EBITDA financial covenant for the quarters ended September 30, 2010 and December 31, 2010, and (ii) replaced the quarterly minimum Consolidated EBITDA financial covenant, with a monthly minimum Consolidated EBITDA financial covenant (as defined in the fourth amendment to the Lion Credit Agreement) tested beginning January 31, 2011.
The Company was in compliance with the covenants under the Lion Credit Agreement on June 30, 2010. However, the Company has determined that it is probable that beginning January 31, 2011, the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. The Company anticipates working with its lenders to obtain amendments prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments to the covenants. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. If such indebtedness is declared due and immediately payable or the Company cannot borrow under the BofA Credit Agreement, the Company would have to obtain alternative sources of liquidity; however, the Company cannot provide assurance that it will be able to obtain such alternative sources of liquidity and/or modify its operations to maintain liquidity on terms that are acceptable to the Company, or at all. These factors, among others, raise doubt that the Company will be able to continue as a going concern. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010.

Note 9. Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with BofA approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of each warrant was estimated using the Black-Scholes option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 as of June 30, 2010.
The carrying amounts and fair values of the Company's financial instruments are presented below as of June 30, 2010:

	Carrying Amount	Fair Value
Liabilities
Current portion of long-term debt, net of discount of $18,334 and including interest paid-in-kind of $9,386 (level 3)	$71,059	$82,600
SOF Warrant (level 3)	1,034	1,034
	$72,093	$83,634
Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Note 5.

Note 10. Subordinated Notes Payable to Related Party

At June 30, 2010 and December 31, 2009, the Company had outstanding loans payable to its CEO of $4,460 and $4,355, respectively. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, the CEO of the Company loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the three and six months ended June 30, 2010, interest expense related to these loans was $67 and $132, respectively, and $61 and $136 for the three and six months ended June 30, 2009, respectively.

Note 11. Income Taxes
Income taxes for the three and six months ended June 30, 2010 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. Finally, the substantial doubt regarding the Company's ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.

The Company incurred a loss from operations for the three and six months ended June 30, 2010. Based upon results of operations for the six months ended June 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, the current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. Because continuing losses before income taxes incurred by the Company make it more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods, the Company will not record income tax benefits in the condensed consolidated financial statements if it is determined that it is more likely than not that sufficient taxable income will not be generated in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of the analysis, the Company determined that a partial valuation allowance against the net deferred tax assets on a jurisdictional basis in the first half of fiscal 2010 was required and recorded a valuation allowance of $14,145 against its deferred tax assets as of June 30, 2010.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2006 through December 31, 2009. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2005 through December 31, 2009, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense (benefit) in the accompanying condensed consolidated statements of operations. At June 30, 2010, the Company had $171 of accrued interest and penalties.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company is being audited by the California Franchise Tax Board for the years ended December 31, 2007 and 2008.

Note 12. Related Party Transactions
See “Note 10 - Subordinated Notes Payable to Related Party” for a description of the loans made by the CEO to the Company and “Note 13 - Share Based Compensation and Warrants” for a description of the warrant issued by the Company to Lion.
Agreements Between our CEO and Lion
In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (the “Investment Agreement“), the CEO of the Company and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, the CEO of the Company has agreed to vote his shares of common stock in favor of Lion's designees, provided that the CEO's obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of the CEO of the Company, provided that Lion's obligation to so vote terminates if either (i) the CEO of the Company beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) the CEO of our Company is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) the CEO of the Company is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between the CEO of the Company and Lion.
In connection with the Lion Credit Agreement and the Investment Agreement, the CEO of the Company also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which the CEO of the Company agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007 (as it may be hereafter amended, supplemented or modified from time to time, the “Acquisition Agreement”), by and among the Company, American Apparel (USA) LLC (f/k/a AAI Acquisition LLC), a California limited liability company, American Apparel Inc., a California corporation, American Apparel, LLC, a California limited liability company, the CI Companies, the CEO of the Company, each of the stockholders of the CI Companies (with respect to certain provisions of the Acquisition Agreement) and Sam Lim (with respect to certain provisions of the Acquisition Agreement) from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) the CEO of the Company's employment is terminated by the Company “without cause” or (iii) the CEO of the Company terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between the CEO of the Company and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, the CEO of the Company will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which the CEO of the Company has a legal or beneficial interest as of December 12, 2010.
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
On October 28, 2009, the Company entered into a letter agreement among the Company, the CEO of the Company, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on the Company's CEO's ability to transfer shares of the Company's common stock that are subject to the lock-up agreement, dated December 12, 2007, the CEO of the Company has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.
Personal Guarantees by the Company's CEO
The CEO of the Company has personally guaranteed the obligations of American Apparel under various property leases, including:

▪	New York store at 712 Broadway, New York, NY for up to approximately $750 in aggregate obligations;

▪	New York store at 183 E. Houston St. New York, NY for up to approximately $704 in aggregate obligations;

▪	New York store at 1090 Third Ave., New York, NY for up to approximately $210 in aggregate obligations;

▪	Chicago store at 1563 N. Milwaukee Ave., Chicago, IL for up to approximately $396 in aggregate obligations; and

▪	Los Angeles store at 6922 Hollywood Blvd., Los Angeles, CA for up to approximately $1,514 in aggregate obligations (equally and jointly guaranteed by the Company and our CEO).
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (CMO) of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $311 for both the three and six months ended June 30, 2010 and 2009, respectively.
Payments to Morris Charney

Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a Director of American Apparel Canada Wholesale Inc. and a Director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $57 and $126 for the three and six months ended June 30, 2010 and $39 and $82 for the three and six months ended June 30, 2009, respectively.

Bonus and other Payments to the Company's CEO
The Company's employment agreement with the CEO of the Company provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which was equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the

Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company's stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. The Company had also accrued and expensed an additional $250 as an estimate of the bonus that the CEO had earned for his services provided during the six months ended June 30, 2009. Total amount of the CEO bonus accrued and expensed for the six months ended June 30, 2009 was $500. No amounts have been accrued for the CEO bonus as of June 30, 2010.
Note 13. Share-Based Compensation and Warrants
On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of June 30, 2010, 9,236 shares of the Company's common stock are available for future grants under the 2007 Plan.
Director Grants
Each of the Company's non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company's common stock having an aggregate market value of $75 at the time of grant.
On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the three and six months ended June 30, 2009 in the accompanying condensed consolidated statements of operations.
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. The expense of approximately $375 associated with the third annual grant is reflected in operating expenses for the three and six months ended June 30, 2010 in the accompanying condensed consolidated statements of operations.
Stock Awards to Employees
Pursuant to the Amended Acquisition Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. On August 14, 2008, the Company issued 1,070 net shares of common stock to to eligible manufacturing employees. On February 16, 2010, 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $1,388 were awarded to eligible employees in all business segments of the Company and are included in cost of sales and operating expenses in the accompanying condensed consolidated statements of operations the three and six months ended June 30, 2010. Of the $1,388, approximately $537 was withheld for the payment of employment and withholding taxes and 305 shares with an aggregate value of $851 were issued to employees. Additionally, the Company provided cash in the amount of $46 to employees in lieu of the issuance of shares in certain foreign jurisdictions. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.
Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Note 8). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").  The Company believes that recognizing the liability at the effective date of ASC 815 would not have been material to the consolidated financial statements of preceding periods. The fair value of the SOF Warrant was estimated using the Black-

Scholes option valuation model.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the SOF Warrant at the end of each quarterly reporting period going forward.

As of June 30, 2010, the value of the warrants was estimated to be $1,034 and was recorded in the accompanying condensed consolidated balance sheet using the Black-Scholes option valuation model. The calculation was based on a contractual remaining term of 3.5 years, interest rate of 1.00%, volatility of 97.7% and no dividends.

The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the six months ended June 30, 2009.
On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued warrants to Lion, which are exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement. Amortization of Lion Warrant discount included in interest expense was $1,117 and $2,202 for the three and six months ended June 30, 2010, respectively, and $994 and $1,216 for the three and six months ended June 30, 2009, respectively.

Note 14. Commitments and Contingencies

Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $20,768 and $19,864 for the three months ended June 30, 2010 and 2009, respectively, and were approximately $42,059 and $37,912 for the six months ended June 30, 2010 and 2009, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $955 as of June 30, 2010 and $1,371 as of December 31, 2009 for state sales tax contingencies that require recognition under ASC 450 - “Contingencies.”
Advertising
At June 30, 2010, the Company had approximately $2,104 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2010.

U.S. Immigration and Customs Enforcement
On January 3, 2008, representatives of U.S. Immigration and Customs Enforcement (“ICE”) conducted an inspection to determine the Company's compliance with Section 274A of the Immigration and Nationality Act.
On June 24, 2009, ICE notified the Company that it was unable to verify the employment eligibility of approximately 200 current employees because of discrepancies in these employees' records. Additionally, ICE notified the Company that another approximately 1,600 current employees appeared not to be authorized to work in the United States, based on its proprietary databases, and appeared to have obtained employment by providing, on Form I-9, documentation which ICE believes to have been suspect and not valid.
The Company terminated the employment of those persons identified by ICE who were not able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents. The inspection was concluded in the fourth quarter of 2009 and the Company was fined for an amount that was deemed immaterial. ICE provided no indication that the Company knowingly or intentionally hired unauthorized aliens and no criminal charges were filed against the Company or any current employees. It is and has been the Company's policy to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws.
During the period from June 2009 through January 2010, 51 former employees, who were identified by ICE and terminated by the Company due to their inability to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents, filed workers' compensation claims after or around the time of their termination. Since these claims were filed, eighteen claims have been settled and six additional such claims were filed and as of June 30, 2010 there are thirty nine claims remaining. The Company declined these claims due to the belief that the claimants sought compensation due to loss of employment as opposed to employment-related injury. After declination of such claims by the Company, each of the claimants has filed legal claims to override the declination of such claims by the Company. The Company intends to vigorously defend itself from all such claims.
Due to the unusual and infrequent circumstances of these thirty nine remaining claims, the Company is administering and preparing to litigate these claims outside of its workers' compensation program. The Company also evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $1,739 for the estimated exposure of these thirty nine claims, which is included in accrued expenses as of June 30, 2010 in the accompanying condensed consolidated balance sheet (see Note 6).
Note 15. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims which are carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company's estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company's self-insurance reserve portfolio (approximately 1.77% as of June 2010). The Company's liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of June 30, 2010 and December 31, 2009, the Company had issued standby letters of credit in the amounts of $6,666 and $7,125, respectively, with two insurance companies being the beneficiaries, through a bank. At June 30, 2010, the Company recorded a total reserve of $7,523, of which $1,958 is included in accrued expenses and $5,565 is included in other long-term liabilities on the condensed consolidated balance sheets. At December 31, 2009, the Company recorded a total reserve of $9,953, of which, $3,046 is included in accrued expenses and $6,907 is included in other long-term liabilities on the condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. In addition to the above workers' compensation liabilities, an accrual of $1,739 was recorded for the estimated liability associated with 39 claims of employment-related injuries from employees terminated in connection with the ICE inspection (see Note 14).
The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At June 30, 2010 and December 31, 2009, the Company's total reserve of $1,372 and $1,761, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 16. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 158 retail stores operating in the United States, as of June 30, 2010. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of June 30, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of June 30, 2010, the retail operations in the International segment were comprised of 80 retail stores operating outside of the U.S. and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.
The Company's management evaluates performance based on a number of factors; however, the primary measures of performance are net sales and income or loss from operations of each business segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses. Such unallocated expenses remain within corporate.

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$34,402	$—	$3,340	$3,122	$40,864
Retail net sales	—	42,741	12,477	28,559	83,777
Online consumer net sales	4,658	—	444	2,990	8,092
Total net sales to external customers	39,060	42,741	16,261	34,671	132,733
Gross profit	7,093	28,313	10,023	22,855	68,284
Income (loss) from operations	752	(3,441)	467	1,257	(965)
Depreciation and amortization	2,320	2,650	599	1,730	7,299
Capital expenditures	1,648	1,800	384	484	4,316
Retail store impairment charges	—	687	235	485	1,407
Deferred rent expense	117	469	(8)	275	853

	Three Months Ended June 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$28,921	$—	$3,171	$3,427	$35,519
Retail net sales	—	45,109	13,140	33,902	92,151
Online consumer net sales	4,719	—	362	3,310	8,391
Net sales to external customers	33,640	45,109	16,673	40,639	136,061
Gross profit	10,786	33,013	9,225	27,190	80,214
Income from operations	5,091	3,252	3,449	5,072	16,864
Depreciation and amortization	2,150	3,665	(564)	1,939	7,190
Capital expenditures	1,424	3,140	291	1,189	6,044
Retail store impairment charges	—	320	—	—	320
Deferred rent expense	98	869	178	970	2,115

	Six Months Ended June 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$63,808	$—	$5,856	$6,087	$75,751
Retail net sales	—	83,634	23,781	55,519	162,934
Online consumer net sales	9,081	—	839	5,942	15,862
Total net sales to external customers	72,889	83,634	30,476	67,548	254,547
Gross profit	12,412	56,972	19,033	41,208	129,625
Income (Loss) from operations	57	(7,817)	918	(4,393)	(11,235)
Depreciation and amortization	4,620	5,268	1,164	3,363	14,415
Capital expenditures	2,832	2,895	697	834	7,258
Retail store impairment charges	—	2,661	477	2,460	5,598
Deferred rent expense	236	1,191	2	406	1,835

	Six Months Ended June 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$51,747	$—	$5,442	$6,181	$63,370
Retail net sales	—	84,355	23,225	62,565	170,145
Online consumer net sales	9,868	—	727	6,235	16,830
Net sales to external customers	61,615	84,355	29,394	74,981	250,345
Gross profit	15,819	62,309	17,269	50,213	145,610
Income from operations	4,784	5,153	4,966	8,968	23,871
Depreciation and amortization	4,339	6,115	(70)	3,214	13,598
Capital expenditures	3,553	7,612	345	2,037	13,547
Retail store impairment charges	—	676	—	—	676
Deferred rent expense	130	2,100	202	1,325	3,757

Reconciliation of reportable segments combined income from operations for the three and six months ended June 30, 2010 and 2009 to the consolidated (loss) income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated income (loss) from operations of reportable segments	$(965)	$16,864	$(11,235)	$23,871
Unallocated corporate expenses	(7,596)	(9,428)	(18,883)	(20,129)
Interest expense	(5,682)	(4,970)	(10,728)	(12,813)
Foreign currency transaction (loss) gain	(1,927)	2,770	(2,684)	840
Change in fair value of warrants	(1,034)	—	(1,034)	—
Other income	355	431	201	486
Consolidated (loss) income before income taxes	$(16,849)	$5,667	$(44,363)	$(7,745)

Net sales by geographic location of customer for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$81,801	$78,749	$156,523	$145,970
Canada	16,261	16,673	30,476	29,394
Europe (excluding United Kingdom)	16,907	21,259	34,283	38,532
United Kingdom	7,740	8,390	14,437	16,339
Korea	2,525	2,680	4,696	4,524
Japan	2,815	3,926	5,257	7,495
Australia	2,457	2,460	4,443	4,506
Other foreign countries	2,227	1,924	4,432	3,585
Total consolidated net sales	$132,733	$136,061	$254,547	$250,345
Long-lived assets - Property and equipment, net, by geographic location is summarized as follows:

	June 30, 2010	December 31, 2009
United States	$64,425	$71,451
Canada	7,807	8,767
Europe (excluding the United Kingdom)	6,657	9,987
United Kingdom	5,888	6,292
Korea	526	632
Japan	1,354	2,827
Australia	1,165	1,299
Other foreign countries	1,660	2,055
Total consolidated long-lived assets	$89,482	$103,310

Identifiable assets by reportable segment:
U.S. Wholesale	$127,898	$134,038
U.S. Retail	84,235	92,555
Canada	33,628	29,981
International	66,966	71,005
Total	$312,727	$327,579
Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	June 30, 2010	December 31, 2009
Total assets	32.2%	30.8%
Total liabilities	14.4%	17.1%

Note 17. Litigation
The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. The Company currently does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson's allegations of wrongdoing. The Company settled the Nelson Action in exchange for the payment of $1.3 million and other consideration. The Company contends that Ms. Nelson breached the settlement agreement in various ways and has not paid any of the monies allegedly owed. Ms. Nelson contends that the Company is in breach of the settlement agreement. The settlement agreement includes a provision mandating arbitration of disputes under the agreement. After Superior Court and Appellate Court proceedings, the parties were ordered to bring their claims arising under the settlement agreement in arbitration. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the Company breached the settlement agreement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson, and the arbitration has been set for December 6, 2010. In the arbitration, Ms. Nelson seeks payment of the $1.3 million plus costs and attorneys' fees, or to rescind the settlement agreement, thus reinstating her underlying claim for which she previously claimed millions of dollars in damages. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to aggressively defend any allegations of wrongdoing.
On February 7, 2006, Sylvia Hsu, a former employee of the Company, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of the Company who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. The Company does not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect the Company's business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties' agreement to stay this matter to enable the parties to engage in non-binding mediation of plaintiff's claims. Pursuant to the parties' stipulation, the parties engaged in non-binding mediation on September 9, 2010. The parties were unable to reach a settlement. The Company is continuing settlement discussions with the plaintiffs. The plaintiff has made a settlement offer of $5 million, which the Company has rejected. The Company tendered a counter offer on October 27, 2010.  No assurances can be made that a settlement can be concluded. In accordance with the parties' agreement, this matter will now proceed to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of June 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The Company has entered into settlement discussions with the plaintiffs.  However, no assurances can be made that a settlement can be concluded. Any settlement in the Guillermo Ruiz case described above would reduce the Company's liability exposure in this matter. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of June 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. Plaintiffs in each of the five cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. No damages against the Company are sought in the lawsuits.
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. Plaintiffs allege three causes of action for violations of Sections 10(b), 20(a), and 14(a) of the 1934 Act, and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of alleged misrepresentations contained in Company press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's hiring practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.
In July 2010, the Company received a subpoena from the United States Attorney's Office for the Southern District of New York for documents relating to the circumstances surrounding the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal controls. That subpoena was subsequently withdrawn. In August 2010, the Company also received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal controls. The Company has also received a subpoena from the Securities and Exchange Commission for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal controls. The subpoena issued by the United States Attorney's Office for the Central District of California has been stayed pending the Company's response to the SEC subpoena. The Company is responding to the SEC subpoena and fully cooperating with the SEC and United States Attorney's Office investigation into the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal control.
The Company is currently engaged in other employment-related claims and other matters incidental to the Company's business. Management believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations, or cash flows. The Company cannot assure you, however, that such actions will not have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

Note 18. Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2010 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.
Effective July 22, 2010, Deloitte & Touche, LLP (“Deloitte”) resigned as the independent registered public accounting firm of the Company. Deloitte served as the Company's independent registered public accounting firm since April 3, 2009. On July 26, 2010 the Company engaged Marcum LLP (formerly known as Marcum & Kliegman LLP, “Marcum”) as the Company's independent registered public accounting firm.
On July 28, 2010, the Company reported on Form 8-K that it had been advised by Deloitte that certain information had come to Deloitte's attention that if further investigated may materially impact the reliability of either its previously issued audit report or the underlying consolidated financial statements for the year ended December 31, 2009 included in the Company's 2009 Form 10-K. Deloitte requested that the Company provide Deloitte with the additional information Deloitte believes is necessary to review before the Company and Deloitte can reach any conclusions as to the reliability of the previously issued consolidated financial statements for the year ended December 31, 2009 and auditors' report thereon. The Company believes it has provided all the additional information requested by Deloitte to date, and intends to provide any additional information which may be further requested by Deloitte.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell basic fashion apparel for women, men, children and pets. As of June 30, 2010, we operated a total of 279 retail stores in the United States, Canada and 18 other countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.
We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which has been expanded to include knitting and cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding we believe these attributes have differentiated our products in the marketplace.
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the United States. The U.S. Retail segment consists of our retail store operations in the United States, which was comprised of 158 retail stores as of June 30, 2010. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of June 30, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of June 30, 2010, the retail operations in the International segment were comprised of 80 retail stores operating in the following 18 countries: the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Brazil, Mexico, Australia, Japan, South Korea, and China.
The results of the respective business segments exclude unallocated corporate expense, which consist of our shared overhead costs. These costs are presented separately and generally include, among other things, corporate costs such as human resources, legal, finance, information technology, and accounting and executive compensation.
We incurred a substantial loss from operations and had negative cash flows from operating activities for the six months ended June 30, 2010. Based upon results of our operations for the six months ended June 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We also believe that it is probable that as of January 31, 2011, we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010. Additionally, the BofA Credit Agreement contains certain cross-default provisions. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
We are in the process of executing a plan to improve our operating performance and financial position. This plan includes lower production levels at our manufacturing facilities including a reduction in raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels at our retail stores. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that our plan to improve our operating performance and financial position will be successful.

During the period from July 1, 2009 through June 30, 2010, we increased the number of retail stores in the U.S. Retail segment from 155 to 158, increased the number of retail stores in the Canada segment from 38 to 41 and increased the number of retail stores in the International segment from 79 to 80. The following tables detail the growth in retail store count during the three and six months ended June 30, 2010 and 2009.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2010
Stores open at April 1, 2010	159	41	80	280
Opened	—	—	2	2
Closed	(1)	—	(2)	(3)
Stores open at June 30, 2010	158	41	80	279

Three Months Ended June 30, 2009
Stores open at April 1, 2009	150	37	77	264
Opened	5	1	2	8
Closed	—	—	—	—
Stores open at June 30, 2009	155	38	79	272

Six Months Ended June 30, 2010
Stores open at January 1, 2010	160	40	81	281
Opened	—	1	2	3
Closed	(2)	—	(3)	(5)
Stores open at June 30, 2010	158	41	80	279

Six Months Ended June 30, 2009
Stores open at January 1, 2009	148	37	75	260
Opened	8	2	4	14
Closed	(1)	(1)	-	(2)
Stores open at June 30, 2009	155	38	79	272

Comparable Store Sales
Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the (decrease) increase in comparable store sales for our retail stores, for the three and six months ended June 30, 2010, compared to the respective periods ended June 30, 2009, including the number of stores included in the comparison at the end of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Comparable store sales	(16)%	(10)%	(13)%	(9)%
Number of stores in comparison	257	175	257	175
Executive Summary
For the three months ended June 30, 2010, we reported net sales of $132.7 million, a decrease of $3.4 million, or 2.5%, over the $136.1 million reported for the three months ended June 30, 2009. Gross margin decreased to 51.4% for the quarter ended June 30, 2010 compared to 59.0% for the quarter ended June 30, 2009. The decrease in gross margin was primarily due to an increase in production costs caused by a reduction in labor efficiency and a continued shift in production mix towards more complex retail styles. The decrease was also due to a shift in sales mix from retail to wholesale sales, as wholesale sales generate a lower gross margin. Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $4.1 million, or 5.6%, to $76.8 million for the quarter ended June 30, 2010 as compared to $72.7 million for the quarter ended June 30, 2009. Fixed asset impairment expenses increased $1.1 million, to $1.4 million for the quarter ended June 30, 2010 as compared to $0.3 million for the quarter ended June 30, 2009. Interest expense increased $0.7 million to $5.7 million for the quarter ended June 30, 2010, as compared to $5.0 million for the quarter ended June 30, 2009. Net loss for the quarter ended June 30, 2010 was $14.7 million compared to net income of $4.5 million for the quarter ended June 30, 2009.
For the six months ended June 30, 2010, we reported net sales of $254.5 million, an increase of $4.2 million, or 1.7%,

over the $250.3 million reported for the six months ended June 30, 2009. Gross margin decreased to 50.9% for the six months ended June 30, 2010 compared to 58.2% for the six months ended June 30, 2009. The decrease in gross margin was primarily due to an increase in production costs caused by a reduction in labor efficiency and a continued shift in production mix towards more complex retail styles. The decrease was also due to a shift in sales mix from retail to wholesale sales, as wholesale sales generate a lower gross margin. Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $17.8 million, or 12.5%, to $159.7 million for the six months ended June 30, 2010 as compared to $141.9 million for the six months ended June 30, 2009. Fixed asset impairment expenses increased $5.0 million, to $5.6 million for the six months ended June 30, 2010 as compared to $0.6 for the six months ended June 30, 2009. Interest expense decreased $2.1 million to $10.7 million for the six months ended June 30, 2010, as compared to $12.8 million for the six months ended June 30, 2009. Net loss for the six months ended June 30, 2010 was $57.5 million compared to a net loss of $6.1 million for the six months ended June 30, 2009.

Results of Operations
The results of operations of the interim periods are not necessarily indicative of results for the entire year.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$39,060	29.4%	$33,640	24.7%
U.S. Retail	42,741	32.2%	45,109	33.2%
Canada	16,261	12.3%	16,673	12.3%
International	34,671	26.1%	40,639	29.9%
Total net sales	132,733	100.0%	136,061	100.0%
Cost of goods sold	64,449	48.6%	55,847	41.0%
Gross profit	68,284	51.4%	80,214	59.0%

Selling expenses	51,362	38.7%	50,114	36.8%
General and administrative expenses	24,076	18.1%	22,344	16.4%
Retail store impairment charges	1,407	1.1%	320	0.2%
(Loss) income from operations	(8,561)	(6.4)%	7,436	5.5%

Interest expense	5,682	4.3%	4,970	3.7%
Foreign currency transaction loss (gain)	1,927	1.5%	(2,770)	(2.0)%
Change in fair value of warrants	1,034	0.8%	—	—%
Other income	(355)	(0.3)%	(431)	(0.3)%
(Loss) income before income tax	(16,849)	(12.7)%	5,667	4.2%
Income tax (benefit) expense	(2,171)	(1.6)%	1,205	0.9%
Net (loss) income	$(14,678)	(11.1)%	$4,462	3.3%

U.S. Wholesale: Total net sales for our U.S. Wholesale segment increased $5.5 million, or 16.4%, to $39.1 million for the quarter ended June, 2010 as compared to $33.6 for the quarter ended June 30, 2009. Net sales to wholesale customers (excluding online consumer sales) increased $5.5 million, or 19.0%, to $34.4 million for the quarter ended June 30, 2010 as compared to $28.9 million for the quarter ended June 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, especially for distributors who began to increase their order volumes in 2010. Online consumer sales were relatively unchanged at $4.7 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.
U.S. Retail: Net sales for the U.S. Retail segment decreased $2.4 million, or 5.3%, to $42.7 million for the quarter ended June 30, 2010 as compared to $45.1 million for the quarter ended June 30, 2009. The decrease was primarily caused by a

9% decline in comparable store sales for the quarter ended June 30, 2010. Since June 30, 2009, we opened seven new retail stores in the U.S. Retail segment, while closing four stores and the number of stores in operation increased from 155 to 158.
Canada: Total net sales for our Canada segment decreased $0.4 million, or 2.4%, to $16.3 million for the quarter ended June 30, 2010 as compared to $16.7 million for the quarter ended June 30, 2009. Net sales to retail customers decreased $0.6 million, or 4.6%, to $12.5 million for the quarter ended June 30, 2010 as compared to $13.1 million for the quarter ended June 30, 2009. The decrease was primarily caused by a 25% decline in comparable store sales for the quarter ended June 30, 2010. Since June 30, 2009, we opened three net new retail stores in the Canada segment, and the number of stores in operation increased from 38 to 41.
Net sales to wholesale customers increased $0.1 million, or 3.1%, to $3.3 million for the quarter ended June 30, 2010 as compared to $3.2 million for the quarter ended June 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, who began to increase their order volumes in 2010. Online consumer net sales remained relatively unchanged at $0.4 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.
International: Total net sales for the International segment decreased $5.9 million, or 14.5%, to $34.7 million for the quarter ended June 30, 2010 as compared to $40.6 million for the quarter ended June 30, 2009. Net sales to retail customers decreased $5.3 million, or 15.6%, to $28.6 million for the quarter ended June 30, 2010 as compared to $33.9 million for the quarter ended June 30, 2009. The decrease was primarily caused by a 21% decline in comparable store sales. Since June 30, 2009, the number of stores in operation increased from 79 to 80.
Net sales to wholesale customers decreased $0.3 million, or 8.8%, to $3.1 million for the quarter ended June 30, 2010 as compared to $3.4 million for the quarter ended June 30, 2009. Online consumer net sales decreased $0.3 million, or 9.1%, to $3.0 million for the quarter ended June 30, 2010 as compared to $3.3 million for the quarter ended June 30, 2009. Additionally, over the comparable periods the value of a U.S. dollar appreciated against the local currencies of our international retail stores resulting in a $0.5 million decrease in net sales.
Cost of goods sold: Cost of goods sold as a percentage of net sales was 48.6% and 41.0% for the quarters ended June 30, 2010 and 2009, respectively. On a comparative basis, cost of goods sold was negatively impacted by a shift in mix to wholesale from retail net sales and by a decline in manufacturing efficiency.
Gross profit: Gross margin for the quarter ended June 30, 2010 was 51.4%, as compared to 59.0% for the quarter ended June 30, 2009. Gross margin was negatively impacted by a shift in mix from retail to wholesale net sales, which generate lower margins, by lower labor efficiency at our production facilities and by a shift in mix toward more complex retail styles which have a higher cost of production. It is expected that lower production efficiency will continue through the remainder of 2010. The unfavorable decline in gross margin was partially offset by a decline in the value of the U.S. Dollar relative to foreign currencies in the second quarter of 2010 compared to the second quarter of 2009.
Selling expenses: Selling expenses increased $1.3 million, or 2.6%, to $51.4 million for the quarter ended June 30, 2010 as compared to $50.1 million for the quarter ended June 30, 2009. As a percentage of sales, selling expenses increased to 38.7% in the three months ended June 30, 2010 from 36.8% in the three months ended June 30, 2009. Specifically, rent increased $0.8 million, and advertising and promotion costs increased $2.3 million. The increases in rent, advertising and promotion were incurred to support the increased number of stores in operation compared to in the prior year. This increase was offset by a decrease of $2.0 million in salaries, wages, and benefits.
General and administrative expenses: General and administrative expenses increased $1.8 million or 8.1%, to $24.1 million for the quarter ended June 30, 2010 as compared to $22.3 million for the quarter ended June 30, 2009. As a percentage of sales, general and administrative expenses increased to 18.1% in the three months ended June 30, 2010 from 16.4% in the three months ended June 30, 2009. The increase is primarily due to an increase in salaries, wages, and benefits costs of $1.6 million.
Retail store impairment charges: At June 30, 2010, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of long lived assets at certain retail stores was less than their carrying value at June 30, 2010 as evaluated based on the sales performance through the date of issuance of these financial statements and the projected future cash flows over the respective remaining lease terms for these retail stores. We have recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $1.4 million and $0.3 million for the quarters ended June 30, 2010 and 2009, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense, for the quarter ended June 30, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.5% to 17.0% during the quarter ended June 30, 2010 and 3.3% to 19.3% during the quarter ended June 30, 2009. Interest expense increased $0.7 million, or 14.0%, to $5.7 million for the quarter ended June 30, 2010 as compared to $5.0 million for quarter ended June 30, 2009. The net increase in interest expense was primarily attributable to higher borrowings under the Lion Credit Agreement.
Foreign currency transaction loss (gain): Foreign currency transaction loss was $1.9 million for the quarter ended June 30, 2010, as compared to a gain of $2.8 million for the quarter ended June 30, 2009, mainly due to an appreciation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the quarter ended June 30, 2010 compared to prior periods.
Change in fair value of warrants: The change in fair value of warrants was $1.0 million for the quarter ended June 30, 2010. No change in fair value of warrants was recorded for the quarter ended June 30, 2009.
Other income: Other income was $0.3 million for the quarter ended June 30, 2010 as compared to $0.4 million for the quarter ended June 30, 2009.
Income taxes: The income tax provision changed $3.4 million, to a benefit of $2.2 million for the quarter ended June 30, 2010 as compared to an expense of $1.2 million for the quarter ended June 30, 2009. We incurred a loss from operations for the three months ended June 30, 2010. For the quarter ended June 30, 2010, we recorded a benefit to income tax expense in the amount of $1.4 million to adjust a portion of the valuation allowances against certain deferred tax assets. See Note 11-Income Taxes to the interim unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.
Net loss: Our net loss for the quarter ended June 30, 2010 was $14.7 million, compared to net income of $4.5 million for the quarter ended June 30, 2009, a change of $19.2 million.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$72,889	28.6%	$61,615	24.6%
U.S. Retail	83,634	32.9%	84,355	33.7%
Canada	30,476	12.0%	29,394	11.7%
International	67,548	26.5%	74,981	30.0%
Total net sales	254,547	100.0%	250,345	100.0%
Cost of goods sold	124,922	49.1%	104,735	41.8%
Gross profit	129,625	50.9%	145,610	58.2%

Selling expenses	103,957	40.8%	95,457	38.1%
General and administrative expenses	50,188	19.7%	45,735	18.3%
Retail store impairment charges	5,598	2.2%	676	0.3%
(Loss) income from operations	(30,118)	(11.8)%	3,742	1.5%

Interest expense	10,728	4.2%	12,813	5.1%
Foreign currency transaction loss (gain)	2,684	1.1%	(840)	(0.3)%
Change in fair value of warrants	1,034	0.4%	—	—%
Other income	(201)	(0.1)%	(486)	(0.2)%
Loss before income tax	(44,363)	(17.4)%	(7,745)	(3.1)%
Income tax expense (benefit)	13,158	5.2%	(1,648)	(0.7)%
Net loss	$(57,521)	(22.6)%	$(6,097)	(2.4)%

U.S. Wholesale: Total net sales for our U.S. Wholesale segment increased $11.3 million, or 18.3%, to $72.9 million for the six months ended June 30, 2010 as compared to $61.6 for the six months ended June 30, 2009. Net sales to wholesale customers, excluding online consumer sales, increased $12.1 million, or 23.4%, to $63.8 million for the six months ended June 30, 2010 as compared to $51.7 million for the six months ended June 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, especially for distributors, who began to increase their order volumes in 2010. Online consumer sales decreased $0.8 million, or 8.1%, to $9.1 million for the six months ended June 30, 2010 as compared to $9.9 million for the six months ended June 30, 2009.
U.S. Retail: Net sales for the U.S. Retail segment decreased $0.8 million, or 0.9%, to $83.6 million for the six months ended June 30, 2010 as compared to $84.4 million for the six months ended June 30, 2009. The decrease was primarily caused by a 6.0% decline in comparable store sales for the six months ended June 30, 2010. As of June 30, 2010, the number of retail stores in operation in the U.S. Retail segment was 158, compared to 155 stores as of June 30, 2009.
Canada: Total net sales for our Canada segment increased $1.1 million, or 3.7%, to $30.5 million for the six months ended June 30, 2010 as compared to $29.4 million for the six months ended June 30, 2009. Net sales to retail customers increased $0.6 million, or 2.6%, to $23.8 million for the six months ended June 30, 2010 as compared to $23.2 million for the six months ended June 30, 2009. The increase was primarily caused by incremental net sales contributed by three net new retail stores in operations in key markets within Canada during the six months ended June 30, 2010 compared to the prior year period, and by an appreciation in the Canadian dollar. This increase was partially offset by a 21.0% decline in comparable store sales for the six months ended June 30, 2010. As of June 30, 2010, the number of retail stores in operation in Canada was 41, compared to 38 stores as of June 30, 2009.
Net sales to wholesale customers increased $0.5 million, or 9.3%, to $5.9 million for the six months ended June 30, 2010 as compared to $5.4 million for the six months ended June 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers who began to increase their order volumes in 2010. Online consumer net sales increased $0.1 million, or 14.3%, to $0.8 million for the six months ended June 30, 2010 as compared to $0.7 million for the six months ended June 30, 2009.

International: Total net sales for the International segment decreased $7.5 million, or 9.9%, to $67.5 million for the six months ended June 30, 2010 as compared to $75.0 million for the six months ended June 30, 2009. Net sales to retail customers decreased $7.1 million, or 11.3%, to $55.5 million for the six months ended June 30, 2010 as compared to $62.6 million for the six months ended June 30, 2009. The decrease was primarily caused by an 19.0% decline in comparable store sales. As of June 30, 2010, the number of retail stores in operation in the International segment was 80, compared to 79 stores as of June 30, 2009.
Net sales to wholesale customers decreased $0.1 million, or 1.6%, to $6.1 million for the six months ended June 30, 2010 as compared to $6.2 for the six months ended June 30, 2009. Online net sales decreased $0.3 million, or 4.8%, to $5.9 million for the six months ended June 30, 2010 as compared to $6.2 million for the six months ended June 30, 2009. Additionally, over the comparable periods the value of a U.S. dollar depreciated against the local currencies of our international retail stores resulting in a $2.2 million increase in net sales.
Cost of goods sold: Cost of goods sold as a percentage of net sales was 49.1% and 41.8% for the six months ended June 30, 2010 and 2009, respectively. Cost of goods sold for the six months ended June 30, 2010 increased $20.1 million, or 19.3%, and was negatively impacted by lower manufacturing efficiency and a continued shift in production mix towards more complex retail styles.
Gross profit: Gross margin for the six months ended June 30, 2010 was 50.9%, as compared to 58.2% for the quarter ended June 30, 2009. Gross margin was negatively impacted by a shift in mix from retail to wholesale net sales, which generate lower margins, and by lower labor efficiency at our production facilities and by a shift in mix toward more complex retail styles which have a higher cost of production. It is expected that the lowered production efficiency will continue into the remainder of 2010. The unfavorable decline in gross margin was partially offset by a decline in the value of the U.S. Dollar relative to foreign currencies in the first half of 2010 compared to the first half of 2009.
Selling expenses: Selling expenses increased $8.5 million, or 8.9%, to $104.0 million for the six months ended June 30, 2010 as compared to $95.5 million for the six months ended June 30, 2009. As a percentage of sales, selling expenses increased to 40.8% in the three months ended June 30, 2010 from 38.1% in the six months ended June 30, 2009. Specifically, increases in selling expenses were attributable to increase in rent of $3.0 million, advertising and promotion costs of $3.2 million, and salaries, wages, and benefits of $0.8 million. The increases in rent, advertising and promotion, and salaries, wages, and benefits were incurred to support the increased number of stores in operation compared to the prior year.
General and administrative expenses: General and administrative expenses increased $4.5 million, or 9.8%, to $50.2 million for the six months ended June 30, 2010 as compared to $45.7 million for the six months ended June 30, 2009. As a percentage of sales, general and administrative expenses increased to 19.7% in the six months ended June 30, 2010 from 18.3% in the six months ended June 30, 2009. The increase is primarily due to salaries, wages, and benefits costs of $4.1 million, litigation accrual of $1.5 million, and were partially offset by a decrease of $2.9 million in professional fees.
Retail store impairment charges: At June 30, 2010, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of long lived assets at certain retail stores was less than their carrying value at June 30, 2010 as evaluated based on the sales performance through the date of issuance of these financial statements and the projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $5.6 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense, for the six months ended June 30, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.5% to 17.0% during the six months ended June 30, 2010 and 3.3% to 19.3% during the six months ended June 30, 2009. Interest expense decreased $2.1 million, or 16.4%, to $10.7 million for the six months ended June 30, 2010 as compared to $12.8 million for six months ended June 30, 2009. The net decrease in interest expense was primarily attributable to lower amortization of deferred financing fees during the first half of 2010 based on the retirement of the SOF Credit Agreement during the first quarter of 2009.
Foreign currency transaction loss (gain): Foreign currency transaction loss was $2.6 million for the six months ended June 30, 2010, as compared to a gain of $0.8 million for the six months ended June 30, 2009, mainly due to higher valuation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the six months ended June 30, 2010.

Change in fair value of warrants: The change in fair value of warrants was $1.0 million for the six months ended June 30, 2010. No change in fair value of warrants was recorded for the six months ended June 30, 2009.
Other income: Other income was $0.2 million for the six months ended June 30, 2010, as compared to $0.5 million for the six months ended June 30, 2009.
Income taxes: The provision for income tax changed $14.8 million, to a provision of $13.2 million for the six months ended June 30, 2010 as compared to a benefit of $1.6 million for the six months ended June 30, 2009. We incurred a substantial loss from operations for the six months ended June 30, 2010. Our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. Because incurring continuing losses before income taxes makes it more likely than not that we will not realize any benefit from the deferred tax assets recorded in prior periods, we do not record income tax benefits in the condensed consolidated financial statements if it is determined that it is more likely than not that a sufficient taxable income will not be generated in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of the analysis, we determined that a partial valuation allowance against the net deferred tax assets on a jurisdictional basis in the first quarter of fiscal 2010 was required. For the six months ended June 30, 2010, we recorded a net charge to income tax expense in the amount of $14.1 million to record valuation allowances against certain deferred tax assets. See Note 11-Income Taxes to the interim unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.
Net loss: Our net loss for the six months ended June 30, 2010 was $57.5 million compared to a net loss of $6.1 million for the six months ended June 30, 2009.
Liquidity and Capital Resources
Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, and proceeds from the exercise of warrants. Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, and borrowings from revolving credit facilities, related party notes from our CEO and term loans under the Lion Credit Agreement. We generate cash primarily through the sale of our products, manufactured by us, at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.
As of June 30, 2010 we had (i) approximately $8.1 million in cash, (ii) $22.3 million available and $34.4 million outstanding under the BofA Credit Agreement, (iii) $71.1 million of borrowings outstanding under the Lion Credit Agreement, and (iv) $3.7 million available and $6.8 million outstanding on a credit facility with Bank of Montreal held by American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement, and the Bank of Montreal Credit Agreement and our other debt agreements.
We incurred a substantial loss from operations and had negative cash flows from operating activities for the six months ended June 30, 2010. Based upon results of our operations for the six months ended June 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We believe that it is probable that beginning January 31, 2011 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

We are in the process of executing a plan to improve our operating performance and financial position. This plan includes lower production levels at our manufacturing facilities including a reduction in raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels at our retail stores . In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. However, there can be no assurance that our plan to improve our operating performance and financial position will be successful.

Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We are working with our lenders to obtain amendments prior to any possible covenant noncompliance; however, we cannot provide assurances that we will be able to secure such amendments. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurances that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise doubt that we will be able to continue as a going concern.
Cash Flow Overview

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,722)	$(5,539)
Investing activities	(7,219)	(13,547)
Financing activities	31,008	17,189
Effect of foreign exchange rate changes on cash	(1,045)	(694)
Net decrease in cash	$(978)	$(2,591)
Six Months Ended June 30, 2010
For the six months ended June 30, 2010, cash used in operating activities was $23.7 million. This was a result of a net loss of $57.5 million, non-cash expenses of $48.9 million (depreciation, amortization, foreign exchange transaction loss, stock based compensation, accrued interest-in-kind, change in fair value of warrant liability, impairment charges, deferred income taxes, inventory reserve, loss on disposal of property and equipment, bad debt expense, and deferred rent), offset by a decrease in accounts payable and accrued expenses and other liabilities of $2.3 million, an increase in income taxes receivable/payable of $1.2 million, increases in inventory of $15.5 million, increases in trade receivables of $4.9 million and decreases in prepaid expenses and other assets of $1.8 million. The increase in inventory was due to higher levels of production in the second quarter, increased manufacturing costs, and introduction of new product styles. The increases in trade receivables were primarily due to a $12.1 million increase in wholesale net sales in our U.S. Wholesale segment during the first half of 2010 as compared to the first half of 2009.
For the six months ended June 30, 2010, cash used in investing activities was $7.2 million. This consisted of capital expenditures of approximately $2.8 million for the U.S. Wholesale segment, $2.9 million for the U.S. Retail segment, $0.7 million for the International segment and $0.8 million for the Canada segment. During this period, no new retail stores were opened in the United States, one new retail store was opened in Canada, and two new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of capital expenditures for manufacturing equipment, computer hardware and software. Investments in the other segments were primarily to upgrade and remodel certain existing stores.
For the six months ended June 30, 2010, cash provided by financing activities was $31.0 million. This consisted primarily from net borrowings of $35.0 million under our revolving credit facilities, offset by net cash overdraft, stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.
Six Months Ended June 30, 2009
For the six months ended June 30, 2009, cash used in operating activities was $5.5 million. This was a result of a net loss of $6.1 million, non-cash expenses of $27.3 million (depreciation, amortization, stock based compensation, impairment charges, accrued interest-in-kind, deferred taxes, deferred rent and foreign exchange transaction gain), offset by a decrease in accounts payable and accrued expenses and other liabilities of $4.1 million, a decrease in income taxes receivable/payable of $10.5 million, increases in inventory of $9.6 million, and increases in prepaid expenses and other assets of $2.5 million. The decrease in income taxes receivable/payable is primarily due to approximately $5.0 million in income tax payments made in Canada and a reflection of reduced consolidated income tax liability due to the consolidated net loss for the six months ended June 30, 2009.

For the six months ended June 30, 2009, cash used in investing activities was $13.5 million. This consisted of capital expenditures of approximately $3.6 million for the U.S. Wholesale segment, $7.6 million for the U.S. Retail segment, $2.0 million for the International segment and $0.3 million for the Canada segment. During this period, eight new retail stores were opened in the United States, two new retail stores were opened in Canada, and four new retail stores were opened in the International segment, while the Company also upgraded and remodeled certain existing stores. Investments in the U.S. Wholesale segment consisted mostly of capital expenditures for the implementation of enterprise resource planning and financial reporting software, upgrades to our online store and purchases of manufacturing equipment.
For the six months ended June 30, 2009, cash provided by financing activities was $17.2 million. This consisted primarily of the net proceeds of $75.0 million received from the Lion Credit Agreement, offset by the repayment in full of the SOF Credit Agreement, the reduction of the outstanding revolver balance under the BofA Credit Agreement and partial repayment of related party promissory notes issued to the Company by the CEO.
Debt Agreements
The following is an overview of our total outstanding debt obligations as of June 30, 2010 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	June 30, 2010	Covenant Violations
Revolving credit facility	Bank of America, N.A.	4.8%	$34,351	No
Revolving credit facility (Canada)	Bank of Montreal	4.5%	6,785	Yes
Term loan from private investment firm, net of discount	Lion Capital LLP	15.0-17.0%	71,059	No
Other			422	N/A
Capital lease obligations	48 individual leases ranging between $1-$633	From 6.1% to 16.7%	1,809	N/A
Subordinated notes payable to related party		6.0%	4,460	N/A
Cash overdraft			1,395	N/A
Total debt obligations including cash overdraft			$120,281
Financial Covenants
Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.
The BofA Credit Agreement limits our domestic subsidiaries from incurring capital expenditures of more than $25.0 million, and the Lion Credit Agreement limits us from incurring capital expenditures of more than $27.5 million for the year ended December 31, 2010. Our capital expenditures for our domestic subsidiaries were $3.4 and $5.7 million for the three and six months ended June 30, 2010, respectively. Our total capital expenditures were $4.3 million and $7.3 million for the three and six months ended June 30, 2010, respectively. The BofA Credit Agreement also imposes a minimum excess availability covenant, which requires us to maintain excess availability of at least 10% of our net availability under the credit agreement. At June 30, 2010, our net availability under the credit agreement was $72.5 million, minimum excess availability was $7.2 million and our excess availability was $29.5 million.
On March 31, 2010, we entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio of Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00 and for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00. On June 23, 2010, we entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum (x) for the period from June 21, 2010 through the date that we deliver financial statements to Lion for the three months ended September 30, 2010, and (y) thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until we deliver financial statements to Lion for the next Fiscal Quarter. These specified ratios require that we maintain a Total Debt to Consolidated EBITDA at a level of no more than

1.90:1.00 for the four quarter period ending June 30, 2010; 1.65:1.00 for the four quarter period ending September 30, 2010; 1.60:1.00 for the four quarter period ending December 31, 2010 and 1.55:1.00 for the four quarter period ending June 30, 2011. As of June 30, 2010 our Total Debt was $118.9 million while our Consolidated EBITDA for the twelve months ending June 30, 2010 was $33.3 million and our Total Debt to Consolidated EBITDA ratio was 3.59:1.00. As of June 30, 2010, the Company exceeded the specified ratio and therefore the interest rate payable remained at 17%.
The minimum Consolidated EBITDA financial covenant requires that we maintained Consolidated EBITDA at a level of no less than $20.0 million for the four quarter periods ending on June 30, 2010, September 30, 2010, and December 31, 2010 and $22.0 million for the four quarter period ending on March 31, 2011. Consolidated EBITDA for the twelve months ending June 30, 2010 was $33.3 million.
On September 30, 2010, the Company entered into a fourth amendment to the Lion Capital Agreement, which among other things, (i) waived the minimum Consolidated EBITDA financial covenant for the quarters ended September 30, 2010 and December 31, 2010, and (ii) replaced the quarterly minimum Consolidated EBITDA financial covenant, with a monthly minimum Consolidated EBITDA financial covenant (as defined in the fourth amendment to the Lion Credit Agreement) to be tested beginning January 31, 2011.
Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.
The Bank of Montreal credit facility contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal credit facility also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. As of June 30, 2010, we were not in compliance with the covenant which required furnishing audited financial statements of our Canadian subsidiaries to Bank of Montreal within 120 days after December 31, 2009.
As of June 30, 2010, we were in compliance with all covenants and restrictions under the BofA and Lion Credit Agreement. However, we determined that it is probable that as of January 31, 2011, we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We anticipate working with our lenders to obtain amendments prior to any possible covenant noncompliance; however, we cannot provide assurance that we will be able to secure such amendments. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurance that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise doubt that we will be able to continue as a going concern. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010.
Future Capital Requirements
We had cash on hand of $8.1 million at June 30, 2010. We are limited to $25 million in capital expenditures, excluding non-cash property and equipment acquisitions, for fiscal 2010 for our U.S. operations, as set by restrictions in the BofA Credit Agreement, and $27.5 million in total capital expenditures for fiscal 2010 as set by restrictions in the Lion Credit Agreement. Capital expenditures are primarily necessary to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, American Apparel intends to renegotiate those leases as they expire. Issued and outstanding letters of credit were $8.6 million at June 30, 2010, and were related primarily to workers' compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.

Included in the Liquidity and Capital Resources section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is a discussion of our future obligations and commitments as of December 31, 2009. During the six months ended June 30, 2010, our total outstanding borrowing under cash overdraft, capital lease and debt agreements increased by $36.9 million from December 31, 2009. We entered into new operating lease agreements in relation to the Company's business operations, but we do not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2009 in our Annual Report on Form 10-K.
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

Critical Accounting Estimates and Policies
As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation, obsolescence;

•	valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation; and

•	self-insurance liabilities.
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
Accounting Standards Updates
See "Note 3 - Summary of Significant Accounting Policies and Other Disclosures" to interim unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Based on the our interest rate exposure on variable rate borrowings at June 30, 2010, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $34 per month. We determined these amounts based on approximately $41,136 of variable rate borrowings at June 30, 2010. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 26.5% of our net sales for the six months ended June 30, 2010 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.
The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.
We enter into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At June 30, 2010, we held forward exchange contracts to purchase an aggregate notional amount of $1,200 to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At June 30, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of C$11 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2010, a gain of $58 and loss of $10, respectively, and for the three and six months ended June 30, 2009, a loss of $35 and gain of $68, respectively, were charged to earnings in the condensed consolidated statements of operations.

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
Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of June 30, 2010.
A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of June 30, 2010, the following material weaknesses existed:
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
During the first half of 2010, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:
Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. As of September 30, 2010, we have filled openings in certain key financial positions and are in the process of recruiting resources for the remaining open positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we have developed and are implementing a technical training program for the accounting and finance staff in the areas of GAAP related to complex and non-routine transactions relevant to our operations. We continue to improve our corporate wide procedures to facilitate uniform application of accounting policies on a global basis. We are also continuing to take necessary steps in improving the process of evaluating, identifying and communicating changes in contractual arrangements to ensure that the potential financial statement impact of such changes is considered on a timely basis.

Material weakness related to financial closing and reporting process: We continue to improve the preparation and review of account reconciliations by implementing specific procedures and internal controls, including the detailed review of our financial closing process by our internal audit group, to monitor and evaluate key accounts and assumptions behind our critical estimates. To address inventory costing, we have transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. We are implementing an enhanced workforce management system which will enable us to more accurately track direct labor to specific production runs. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing.

(c)	Changes in ICFR
During the quarter ended June 30, 2010, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II-OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. The Company currently does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson's allegations of wrongdoing. The Company settled the Nelson Action in exchange for the payment of $1.3 million and other consideration. The Company contends that Ms. Nelson breached the settlement agreement in various ways and has not paid any of the monies allegedly owed. Ms. Nelson contends that the Company is in breach of the settlement agreement. The settlement agreement includes a provision mandating arbitration of disputes under the agreement. After Superior Court and Appellate Court proceedings, the parties were ordered to bring their claims arising under the settlement agreement in arbitration. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts the Company breached the settlement agreement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson, and the arbitration has been set for December 6, 2010. In the arbitration, Ms. Nelson seeks payment of the $1.3 million plus costs and attorneys' fees, or to rescind the settlement agreement, thus reinstating her underlying claim for which she previously claimed millions of dollars in damages. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to aggressively defend any allegations of wrongdoing.
On February 7, 2006, Sylvia Hsu, a former employee of the Company, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of the Company who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. The Company does not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect the Company's business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties' agreement to stay this matter to enable the parties to engage in non-binding mediation of plaintiff's claims. Pursuant to the parties' stipulation, the parties engaged in non-binding mediation on September 9, 2010. The parties were unable to reach a settlement. The Company is continuing settlement discussions with the plaintiffs. The plaintiff has made a settlement offer of $5 million, which the Company has rejected. The Company tendered a counter offer on October 27, 2010.  No assurances can be made that a settlement can be concluded. In accordance with the parties' agreement, this matter will now proceed to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of June 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. However, no assurances can be made that a settlement can be concluded. Any settlement in the Guillermo Ruiz case described above would accordingly reduce the Company's liability exposure in this matter. The Company does not have insurance coverage for this matter. The Company has entered into settlement discussions with the plaintiffs.  Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of June 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. Plaintiffs in each of the five cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. No damages against the Company are sought in the lawsuits.
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. Plaintiffs allege three causes of action for violations of Sections 10(b), 20(a), and 14(a) of the 1934 Act, and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of alleged misrepresentations contained in Company press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's hiring practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.
In July 2010, the Company received a subpoena from the United States Attorney's Office for the Southern District of New York for documents relating to the circumstances surrounding the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal controls. That subpoena was subsequently withdrawn. In August 2010, the Company also received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal controls. The Company has also received a subpoena from the Securities and Exchange Commission for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal controls. The subpoena issued by the United States Attorney's Office for the Central District of California has been stayed pending the Company's response to the SEC subpoena. The Company is responding to the SEC subpoena and fully cooperating with the SEC and United States Attorney's Office investigation into the change in the Company's registered independent accounting firm (see "Note 18 - Subsequent Events" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal control.
The Company is currently engaged in other employment-related claims and other matters incidental to the Company's business. Management believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations, or cash flows. The Company cannot assure you, however, that such actions will not have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

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
During the six months ended June 30, 2010, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except for the changes and additions described below. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 31, 2010) and Amendments No. 1, No. 2 and No. 3 to the Company's Annual Report on form 10-K/A (each filed with the SEC on April 29, 2010) for the year ended December 31, 2009 for a list of our risk factors.
Potential restatement of previously issued financial statements
Effective July 22, 2010, Deloitte resigned as our independent registered public accounting firm. On July 26, 2010, we engaged Marcum as our independent registered public accounting firm. On July 28, 2010, we reported on a Form 8-K that we had been advised by Deloitte that certain information had come to Deloitte's attention that if further investigated may materially impact the reliability of either Deloitte's previously issued audit report or the underlying consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009. Deloitte has requested that we provide Deloitte with the additional information Deloitte believes it is necessary to review before any conclusions can be reached as to the reliability of the previously issued consolidated financial statements as of and for the year ended December 31, 2009 and auditors' report thereon. We believe that we have provided all the additional information requested by Deloitte to date, and we intend to provide any additional information which may be requested by Deloitte.
Depending on the outcome of this review, a restatement of our financial statements as of and for the year ended December 31, 2009 could be required. Any restatement may subject us to significant costs in the form of accounting, legal fees and similar professional fees, in addition to the substantial diversion of time and attention of our officers, directors and members of our accounting department in preparing and reviewing the restatement. Any such restatement could adversely affect our business, our ability to access the capital markets or the market price of our common stock. We might also face litigation, and there can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business, financial condition or the market price of our common stock.
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
In addition, in connection with our previously disclosed change in auditors, on July 30, 2010, we received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York for the production of documents relating to the circumstances surrounding the change in our auditors. We have also received inquiries from the SEC regarding this matter. We intend to cooperate fully with these requests and any related inquiries.
We cannot predict when these suits or investigations will be completed. We also are unable to predict the financial outcome that could result from these matters at this time. These suits and investigations may result in a diversion of management's attention and resources, including the significant costs of document production and legal fees, and may contribute to current and future stock price volatility. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations.
Our failure to remain in compliance with certain financial covenants under our financing arrangements could result in the acceleration of its debt repayment obligations.

The financing agreements between us and our lenders contain certain financial covenants relating to our capital expenditure limitations, availability under our U.S. revolving credit facility, and minimum EBITDA.
We believe, based on our current operating plan for the remainder of 2010, it is probable that beginning January 31, 2011 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Additionally, the BofA Credit Agreement contains certain cross-default provisions. Under the terms of the BofA Credit Agreement and Lion Credit Agreement, noncompliance with covenants is an event of default under which we may be precluded from new borrowings under our revolving credit facility and all indebtedness under the revolving credit facility and term loans under BofA Credit Agreement and Lion Credit Agreement, respectively, could be declared immediately due and payable.
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
Our consolidated financial statements for the quarter ended June 30, 2010 included herein contain a “going concern” explanatory paragraph. We incurred a substantial loss from operations and had negative cash flows from operating activities for the three and six months ended June 30, 2010. Based upon results of our operations for the three and six months ended June 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Our current operating plan indicates that losses from operations are expected to continue through at least the third quarter of 2010. We believe that it is probable that beginning January 31, 2011, we will not be in compliance with minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable.
These factors, among others, raise substantial doubt that our Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item  3.    Defaults Upon Senior Securities
None.

Item  4.    [Removed and Reserved]

Item  5.    Other Information
None.

Item  6.    Exhibits
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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and in the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Amendment to Bylaws, effective October 1, 2010 (included as Exhibit 3.1 of the Current Report on Form 8-K (Filed No. 001-32697) filed October 8, 2010 and incorporated by reference herein)

10.1
Fourth Amendment to Credit Agreement, dated as of September 30, 2010, among American Apparel, Inc. the facility guarantors from time to time party thereto, Wilmington Trust FSB, as administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (Filed No. 001-32697) filed October 1, 2010 and incorporated by reference herein)

10.2
Employment Agreement, dated October 7, 2010, by and between Thomas M. Casey and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (Filed No. 001-32697) filed October 8, 2010 and incorporated by reference herein)

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

________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2010

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2010
Dov Charney

/s/ ADRIAN KOWALEWSKI	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	October 29, 2010
Adrian Kowalewski