Form 10-Q
period 2010-10-22
AMERICAN APPAREL, INC
filed 2010-11-09
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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
Common stock, $0.0001 par value 71,447,445 shares outstanding on November 9, 2010.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010) and Amendments No. 1, No. 2 and No. 3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009 (each filed with the SEC on April 29, 2010), the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed with the SEC on August 17, 2010), the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (filed with the SEC on October 29, 2010), as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to manage our growth and expansion both in the U.S. and internationally;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

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

PART I-FINANCIAL INFORMATION
Item 1.    Financial Statements
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2010
	(unaudited)	December 31, 2009*
ASSETS
CURRENT ASSETS
Cash	$8,451	$9,046
Trade accounts receivable, net of allowances of $2,251 and $1,763 at September 30, 2010 and December 31, 2009, respectively	18,815	16,907
Prepaid expenses and other current assets	7,867	9,994
Income taxes receivable and prepaid income taxes	5,245	4,494
Inventories, net	166,535	141,235
Deferred income taxes	156	4,627
Total current assets	207,069	186,303
PROPERTY AND EQUIPMENT, net	89,188	103,310
DEFERRED INCOME TAXES	224	12,033
OTHER ASSETS, net	26,208	25,933
TOTAL ASSETS	$322,689	$327,579
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	1,467	3,741
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $17,183 at September 30, 2010	125,850	6,346
Accounts payable	31,734	19,705
Accrued expenses and other current liabilities	33,284	30,573
Income taxes payable	150	2,608
Current portion of capital lease obligations	750	1,907
Total current liabilities	193,235	64,880
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009	386	65,997
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,530	4,355
CAPITAL LEASE OBLIGATIONS, net of current portion	630	1,020
DEFERRED RENT	24,432	22,052
OTHER LONG-TERM LIABILITIES	8,042	11,934
TOTAL LIABILITIES	231,255	170,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 120,000 shares; 72,881 shares issued and 71,447 shares outstanding at September 30, 2010 and 72,467 shares issued and 71,033 shares outstanding at December 31, 2009	7	7
Additional paid-in capital	151,675	150,449
Accumulated other comprehensive loss	(2,204)	(2,083)
(Accumulated deficit) retained earnings	(48,000)	19,012
Less: Treasury stock, 1,434 shares at cost	(10,044)	(10,044)
TOTAL STOCKHOLDERS' EQUITY	91,434	157,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$322,689	$327,579
* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	2010	2009	2010	2009
Net sales	$134,473	$150,318	$389,020	$400,663
Cost of goods sold	64,288	63,033	189,210	167,768
Gross profit	70,185	87,285	199,810	232,895
Selling expenses	55,177	51,559	159,134	147,016
General and administrative expenses (including related party charges of $224 and $198 for the three months ended September 30, 2010 and 2009, respectively, and $661 and $599 for the nine months ended September 30, 2010 and 2009, respectively)	22,481	23,343	72,670	69,078
Retail store impairment	576	1,169	6,173	1,845
(Loss) income from operations	(8,049)	11,214	(38,167)	14,956
Interest expense (including related party interest expense of $67 and $70 for the three months ended September 30, 2010 and 2009, respectively, and $199 and $206 for the nine months ended September 30, 2010 and 2009, respectively)	6,363	5,371	17,091	18,184
Foreign currency transaction gain	(3,304)	(1,844)	(620)	(2,684)
Unrealized (gain) loss on change in fair value of warrants	(410)	—	624	—
Other (income) expense	(35)	195	(236)	(291)
(Loss) income before income taxes	(10,663)	7,492	(55,026)	(253)
Income tax (benefit) expense (including valuation allowance charges of $16,493 for the nine months ended September 30, 2010)	(1,172)	3,332	11,986	1,684
Net (loss) income	$(9,491)	$4,160	$(67,012)	$(1,937)
Basic (loss) earnings per share	$(0.13)	$0.06	$(0.94)	$(0.03)
Diluted (loss) earnings per share	$(0.13)	$0.05	$(0.94)	$(0.03)
Weighted average basic shares outstanding	71,447	71,034	71,388	71,024
Weighted average diluted shares outstanding	71,447	78,465	71,388	71,024
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Cash received from customers	$386,478	$399,182
Cash paid to suppliers, employees and others	(410,168)	(367,609)
Income taxes refunded (paid), net	1,320	(12,283)
Interest paid	(5,383)	(5,091)
Other	247	476
Net cash (used in) provded by operating activities	(27,506)	14,675
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(11,316)	(17,104)
Proceeds from sale of fixed assets	43	—
Net cash used in investing activities	(11,273)	(17,104)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(2,265)	(2,424)
Borrowings (repayments) under revolving credit facilities, net	43,496	(17,707)
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	(592)	—
Deferred financing costs	—	(4,573)
Borrowings under notes payable to related party	—	4,000
Repayment of notes payable to related party	—	(3,250)
Proceeds from issuance of long-term debt, net of $5,000 discount for the nine months ended September 30, 2009	—	75,000
Repayment of term loans and notes payable	(88)	(51,129)
Repayment of capital lease obligations	(1,488)	(2,072)
Net cash provided by (used in) financing activities	39,063	(2,155)
EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(879)	(684)
NET DECREASE IN CASH	(595)	(5,268)
CASH, beginning of period	9,046	11,368
CASH, end of period	$8,451	$6,100
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(67,012)	$(1,937)
Depreciation and amortization of property and equipment and intangibles	21,118	21,008
Amortization of debt discount and deferred financing costs	4,457	6,494
Foreign exchange transaction gain	(620)	(2,684)
Stock based compensation expense	1,763	525
Accrued interest paid-in-kind	7,251	6,261
Allowance for inventory shrinkage and obsolescence	1,032	332
Unrealized loss on change in fair value of warrants	624	—
Impairment charge	6,173	1,845
Deferred income taxes	17,162	1,444
Gain on disposal of property and equipment	12	185
Bad debt expense	676	299
Deferred rent	2,436	4,876
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(3,218)	(1,691)
Inventories	(26,061)	(1,298)
Prepaid expenses and other current assets	2,198	(2,041)
Other assets	(2,009)	(1,831)
Accounts payable	11,486	(14,076)
Accrued expenses and other liabilities	(3,650)	7,563
Income taxes receivable/payable	(1,324)	(10,599)
Net cash (used in) provided by operating activities	$(27,506)	$14,675
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$—	$333
Property and equipment acquired and included in accounts payable	$1,517	$374
Issuance of warrants in connection with debt financing at relative fair value	$1,762	$18,672
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products wholesale supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2010, the Company operated a total of 278 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management's Plan
As of September 30, 2010, the Company had approximately $8,451 in cash, $9,556 of availability for additional borrowings and $45,404 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7), $3,662 of availability for additional borrowings and $4,371 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7), and $76,040 (net of discount $17,183) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8). As of September 30, 2010, the Company was in compliance with all required covenants of the BofA Credit Agreement and the Lion Credit Agreement. However, as of September 30, 2010, the Company was not in compliance with the covenant under the Bank of Montreal Credit Agreement, which required furnishing audited financial statements of American Apparel's Canadian operations to Bank of Montreal within 120 days after December 31, 2009.

The Company incurred a substantial loss from operations and had negative cash flows from operating activities for the nine months ended September 30, 2010. Based upon results of operations for the nine months ended September 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months. The Company's current operating plan indicates that it will incur a loss from operations for fiscal 2010. The Company believes that it is probable that beginning January 31, 2011, the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010.

Noncompliance with covenants under the Lion Credit Agreement would constitute an event of default under the BofA Credit Agreement, which, if not waived, could block the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. The Company anticipates working with its lenders to obtain amendments or waivers prior to any possible covenant noncompliance; however, the Company cannot provide assurance that it will be able to secure such amendments or waivers or the terms and conditions of such amendments or waivers. If such indebtedness is declared due and immediately payable or the Company cannot borrow under the BofA Credit Agreement, the Company would have to obtain alternative sources of liquidity; however, the Company cannot provide assurance that it will be able to obtain such alternative sources of liquidity and/or modify its operations to maintain liquidity on terms that are acceptable to the Company, or at all. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
Effective July 22, 2010, Deloitte & Touche, LLP (“Deloitte”) resigned as the independent registered public accounting firm of the Company. Deloitte had served as the Company's independent registered public accounting firm since April 3, 2009. On July 26, 2010, the Company engaged Marcum LLP (formerly known as Marcum & Kliegman LLP, “Marcum”) as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2010.
On July 28, 2010, the Company reported on a Current Report on Form 8-K that it had been advised by Deloitte that certain information had come to Deloitte's attention that if further investigated may materially impact the reliability of either its previously issued audit report or the underlying consolidated financial statements for the year ended December 31, 2009 included in the Company's 2009 Annual Report on Form 10-K. Deloitte requested that the Company provide Deloitte with the additional information Deloitte believes is necessary to review before the Company and Deloitte can reach any conclusions as to the reliability of the previously issued consolidated financial statements for the year ended December 31, 2009 and auditors' report thereon. The Company believes it has provided all the additional information requested by Deloitte to date, and intends to provide any additional information which may be requested by Deloitte.

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

Earnings Per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification ASC 260 — “Earnings per Share” (“ASC 260”). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company's net (loss) income for the periods presented in the accompanying condensed consolidated statements of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	2010	2009	2010	2009
Weighted average shares outstanding used in basic EPS	71,447	71,034	71,388	71,024
Dilutive effect of warrants	—	7,431	—	—
Weighted average shares outstanding for diluted EPS	71,447	78,465	71,358	71,024

For the three and nine months ended September 30, 2010 and 2009, the Company had 1,000 shares of common stock underlying the SOF Warrant (as defined in Note 13) and 16,000 shares of common stock underlying the Lion Warrant (as defined in Note 13). Weighted average effects of these shares were excluded from the calculations of net loss per share for the three and nine months ended September 30, 2010 and nine months ended September 30, 2009 because their impact would have been anti-dilutive due to the Company's net loss.

Comprehensive (Loss) Income

In accordance with ASC 220 — “Comprehensive Income,” the Company is required to display comprehensive (loss) income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive loss are changes in equity that are excluded from the Company's net (loss) income, specifically, unrealized gains and losses on foreign currency translation adjustments.
A reconciliation of comprehensive (loss) income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	2010	2009	2010	2009
Net (loss) income, as reported	$(9,491)	$4,160	$(67,012)	$(1,937)
Foreign currency translation adjustments	1,093	882	(121)	1,749
Comprehensive (loss) income	$(8,398)	$5,042	$(67,133)	$(188)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company's U.S. wholesale segment. The Company mitigates its risk related to cash by investing in or through major financial institutions. The Company had approximately $7,645 and $7,500 held in foreign banks at September 30, 2010, and December 31, 2009, respectively.

The Company mitigates its risk related to trade accounts receivable by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company also maintains an insurance policy for certain customers based on their credit rating and established limits. Collections and payments from customers are continuously monitored. As of September 30, 2010, one customer accounted for 22.2% of the Company's total trade accounts receivables and 26.0% of the U.S. Wholesale segment's trade accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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
The Company enters into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2010, the Company held forward exchange contracts to purchase an aggregate notional amount of $2,400 to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At September 30, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of $8 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2010, a gain of $2 and loss of $8, respectively, and for the three and nine months ended September 30, 2009, a loss of $42 and gain of $26, respectively, were charged to earnings in the accompanying condensed consolidated statements of operations.
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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability (see Note 11). In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

Accounting Standards Updates
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in ASC 820. ASU No. 2010-06 amends ASC 820 to require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. ASU No. 2010-06 also amends ASC 820 to require reporting entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements when significant unobservable inputs are used. In addition, ASU No. 2010-06 clarifies the requirements of certain existing disclosures. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No 2010-06 did not have a material impact on the Company's results of operations or financial position.

Note 4. Inventories
The components of inventories are as follows:

	September 30, 2010	December 31, 2009
Raw materials	$19,044	$19,506
Work in process	1,801	1,475
Finished goods	151,524	125,056
	172,369	146,037
Less reserve for inventory shrinkage and obsolescence	(5,834)	(4,802)
Total, net of reserves	$166,535	$141,235

Note 5. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2010	December 31, 2009
Machinery and equipment	$44,089	$41,231
Furniture and fixtures	36,993	34,356
Computers and software	27,439	24,627
Automobiles and light trucks	1,177	1,221
Leasehold improvements	86,709	82,565
Buildings	568	557
Construction in progress	1,792	1,933
	198,767	186,490
Less accumulated depreciation and amortization	(109,579)	(83,180)
Total	$89,188	$103,310

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
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and nine months ended September 30, 2010, depreciation and amortization was $6,704 and $21,118, respectively, and $7,410 and $21,008, respectively, for the three and nine months ended September 30, 2009.
The Company identified impairment indicators at certain retail stores within its U.S. Retail, Canada and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), respectively, that the fair value of the assets at certain retail stores was less than their carrying value at September 30, 2010 as evaluated based upon sales performance through the date of issuance of these financial statements, and projected future cash flows over the lengths of their respective leases at these locations. Accordingly, impairment charges relating to the U.S. Retail, Canada and International segments of $576 and $6,173 for the three and nine months ended September 30, 2010, respectively, were recorded as a component of operating expenses in the accompanying condensed consolidated statements of operations to reduce the assets' carrying value to their fair value. The Company recorded impairment charges of $1,169 and $1,845 for the three and nine months ended September 30, 2009, respectively.

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2010	December 31, 2009
Compensation, bonuses and related taxes	$9,615	$7,604
Workers' compensation and other self-insurance reserves	3,762	4,807
Sales tax, value added tax, property taxes	2,300	2,603
Gift cards and store credits	3,828	4,387
ICE inspection-related workers' compensation claims (see Note 14 and Note 15)	1,668	—
Loss contigencies	1,500	—
Other	10,611	11,172
Total	$33,284	$30,573

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Revolving credit facility, maturing July 2012 (a)	$45,404	$6,249
Revolving credit facility (Canada), maturing December 2012 (b)	4,371	—
Current portion of long-term debt	76,075	97
Total revolving credit facilities and current portion of long-term debt	$125,850	$6,346

The Company incurred interest charges of $6,363 and $17,091 for the three and nine months ended September 30, 2010, respectively, for all outstanding borrowings. Incurred interest charges for the three and nine months ended September 30, 2009 were $5,371 and $18,184, respectively, for all outstanding borrowings.

(a)
The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and such credit facility, the “BofA Credit Agreement”), subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement expires on July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by BofA and are collateralized by substantially all of the Company's assets.

Interest under the BofA Credit Agreement is at the London Interbank Offered Rate (“LIBOR”) (0.26% at September 30, 2010) plus 4.5% or BofA's prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.75% at September 30, 2010) plus 2.5%, at the Company's option. At September 30, 2010 and December 31, 2009, the Company had $8,583 and $9,381, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at September 30, 2010 and December 31, 2009 was $9,556 and $41,200, respectively.
Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company's capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $25,000 for fiscal 2010. The Company's actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments were $8,868 for the nine months ended September 30, 2010.
The BofA Credit Agreement also imposes a minimum excess availability covenant which requires the Company to maintain minimum excess availability of 10% of the Company's net availability under the BofA Credit Agreement.
Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and is therefore classified as a current liability in the accompanying condensed consolidated balance sheets. Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.
The Company was in compliance with all required covenants of the BofA Credit Agreement at September 30, 2010.

(b)
Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at September 30, 2010) plus 2.00% per annum payable monthly (the "Bank of Montreal Credit Agreement"). This line of credit is secured by moveable hypothecs, which provide for a charge on the CI Companies' accounts receivable, inventory and certain other moveable assets and by certain sections of the Bank Act of Canada. Available borrowing capacity at September 30, 2010 and December 31, 2009 was $3,662 and C$11,000, respectively.

The Bank of Montreal Credit Agreement contains various covenants which require the CI Companies to maintain certain financial ratios and commitments as defined by the Bank of Montreal Credit Agreement. As of September 30, 2010, CI Companies were not in compliance with the covenant which required furnishing audited financial statements of the CI Companies to Bank of Montreal within 120 days after December 31, 2009.

Note 8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Long-term debt with Lion, including accrued interest paid-in-kind of $13,223 and net of discount of $17,183 and $20,537 at September 30, 2010 and December 31, 2009, respectively (a)	$76,040	$65,593
Other	421	501
Total long-term debt	76,461	66,094
Current portion of long-term debt	(76,075)	(97)
Long-term debt, net of current portion	$386	$65,997

(a)
As of December 31, 2008, the Company had a term loan agreement with SOF Investment L.P. - Private IV ("SOF" and such term loan the "SOF Credit Agreement") in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion Capital LLP ("Lion"). As a result of the early extinguishment of the SOF term loan, the Company wrote-off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the accompanying condensed consolidated statements of operations.

In connection with the Ninth Amendment of the SOF Credit Agreement in December 2008, the Company paid SOF a fee of $2,550 and issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an exercise price of $3.00 per share (see Note 13).
On March 13, 2009, the Company entered into an $80,000 term loan with Lion (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.
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
In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (as defined in Note 13). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders' equity at its relative fair value of approximately $18,672. At September 30, 2010, the debt, net of unamortized discount of $17,183 and excluding interest paid-in-kind of $13,223, totaled $57,817 and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value.
Significant covenants in the Lion Credit Agreement include limiting the Company's capital expenditures to $27,500 for fiscal 2010. The Company's actual capital expenditures were $11 for the nine months ended September 30, 2010. The Lion Credit Agreement contained a Total Debt to Consolidated EBITDA ratio covenant (as further described in the Lion Credit Agreement) which must be maintained at a level of no more than 1.70:1.00 for the four quarter period ending September 30, 2010.
On March 31, 2010, the Company entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00.
On June 23, 2010, the Company entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the Company delivers financial statements to Lion for the next Fiscal Quarter. As of September 30, 2010, the Company was not within range and therefore the interest rate payable increased from 15% to 17%.
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
The Company was in compliance with the covenants under the Lion Credit Agreement on September 30, 2010. However, the Company has determined that it is probable that beginning January 31, 2011, the Company will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. The Company anticipates working with its lenders to obtain amendments or waivers prior to any possible covenant noncompliance; however, the Company can provide no assurance that it will be able to secure such amendments or waivers or the terms and conditions of such amendments or waivers. Noncompliance with covenants under the Lion Credit Agreement would constitute an event of default under the BofA Credit Agreement, which, if not waived, could block the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. If such indebtedness is declared due and immediately payable or the Company cannot borrow under the BofA Credit Agreement, the Company would have to obtain alternative sources of liquidity; however, the Company cannot provide assurance that it will be able to obtain such alternative sources of liquidity and/or modify its operations to maintain liquidity on terms that are acceptable to the Company, or at all. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010.

Note 9. Fair Value of Financial Instruments

The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with BofA approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of each warrant was estimated using the Black-Scholes option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 as of September 30, 2010.

The carrying amounts and fair values of the Company's financial instruments are presented below as of September 30, 2010:

	Carrying Amount	Fair Value
Liabilities
Long-term debt with Lion, net of discount of $17,183 and including interest paid-in-kind of $13,223 (level 3)	$76,040	$90,644
SOF Warrant (level 3)	624	624
	$76,664	$91,268

Non-financial assets recorded at fair value on a non-recurring basis, relating to property and equipment, are discussed in Note 5.

Note 10. Subordinated Notes Payable to Related Party

At September 30, 2010 and December 31, 2009, the Company had outstanding loans payable to its CEO of $4,530 and $4,355, respectively. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, the CEO of the Company loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the three and nine months ended September 30, 2010, interest expense related to these loans was $67 and $199, respectively, and $70 and $206 for the three and nine months ended September 30, 2009, respectively.

Note 11. Income Taxes
Income taxes for the three and nine months ended September 30, 2010 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. Finally, the substantial doubt regarding the Company's ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.

The Company incurred a loss from operations for the three and nine months September 30, 2010. Based upon results of operations for the nine months ended September 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, the current operating plan indicates a loss from operations for fiscal 2010. Continuing losses before income taxes incurred by the Company make it more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods, the Company will not record income tax benefits in the condensed consolidated financial statements if it is determined that it is more likely than not that sufficient taxable income will not be generated in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of this analysis, the Company determined that a partial valuation allowance against the net deferred tax assets on a jurisdictional basis was required and recorded a valuation allowance of $16.493 against its deferred tax assets as of September 30, 2010.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by relevant tax authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 through December 31, 2009. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2005 through December 31, 2009, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense (benefit) in the accompanying condensed consolidated statements of operations. At September 30, 2010, the Company had $47 of accrued interest and penalties.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company is being audited by the California Franchise Tax Board for the years ended December 31, 2007 and 2008.
As of September 30, 2010 the Company had resolved uncertain tax positions related to its U.S. federal filing positions resulting in a benefit to income tax provision of $700 for the reversal of a previously recorded valuation allowance and $300 for accrued interest and penalties.

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
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $466 for both the three and nine months ended September 30, 2010 and 2009, respectively.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $69 and $195 for the three and nine months ended September 30, 2010 and $43 and $133 for the three and nine months ended September 30, 2009, respectively.

Bonus and other Payments to the Company's CEO
The Company's employment agreement with the CEO of the Company provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which was equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company's stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009 the Company expensed $427 and $927, respectively, as a minimum estimate of the bonus that the CEO had earned for his services provided during the nine months ended September 30, 2009. No amounts have been accrued for the CEO bonus as of September 30, 2010.

Note 13. Share-Based Compensation and Warrants
On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of September 30, 2010, 9,236 shares of the Company's common stock are available for future grants under the 2007 Plan.
Director Grants
Each of the Company's non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company's common stock having an aggregate market value of $75 at the time of grant.
On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the nine months ended September 30, 2009 in the accompanying condensed consolidated statements of operations.
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant. The expense of approximately $375 associated with the third annual grant is reflected in operating expenses for the nine months ended September 30, 2010 in the accompanying condensed consolidated statements of operations.
Stock Awards to Employees
Pursuant to the Amended Acquisition Agreement, up to 2,710 shares of common stock may be issued to employees subsequent to the filing of the Form S-8 filed in April 2008. On August 14, 2008, the Company issued 1,070 net shares of common stock to eligible manufacturing employees. On February 16, 2010, 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions) having an aggregate value of $1,388 were awarded to eligible employees in all business segments of the Company and are included in cost of sales and operating expenses in the accompanying condensed consolidated statements of operations the nine months ended September 30, 2010. Of the $1,388, approximately $537 was withheld for the payment of employment and withholding taxes and 305 shares with an aggregate value of $851 were issued to employees. Additionally, the Company provided cash in the amount of $46 to employees in lieu of the issuance of shares in certain foreign jurisdictions. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.
Accounting for Warrants

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Note 8). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").  The Company believes that recognizing the liability at the effective date of ASC 815 would not have been material to the consolidated financial statements of preceding periods. The fair value of the SOF Warrant was estimated using the Black-Scholes option valuation model.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the SOF Warrant at the end of each quarterly reporting period going forward.

As of September 30, 2010, the value of the warrants was estimated to be $624 and was recorded in the accompanying condensed consolidated balance sheet using the Black-Scholes option valuation model. The calculation was based on a contractual remaining term of 3.25 years, interest rate of 0.80%, volatility of 105.2% and no dividends.

The unamortized cost related to the SOF Warrant was fully recognized as a component of interest expense during the nine months ended September 30, 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued warrants to Lion, which are exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant of $21,520 was determined under the Black-Scholes option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5%, volatility of 56.5% and no dividends. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement. Amortization of Lion Warrant discount included in interest expense was $1,150 and $3,353 for the three and nine months ended September 30, 2010, respectively, and $1,069 and $2,285 for the three and nine months ended September 30, 2009, respectively.

Note 14. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $20,917 and $21,207 for the three months ended September 30, 2010 and 2009, respectively, and were approximately $62,976 and $59,119 for the nine months ended September 30, 2010 and 2009, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.

During the fourth quarter of 2010, the Company has either completed or is in process of negotiating lease termination agreements for a certain number of leases in the United States and Canada. The Company anticipates recording the related lease termination charges during the fourth quarter of 2010.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $1,068 as of September 30, 2010 and $1,371 as of December 31, 2009 for state sales tax contingencies that require recognition under ASC 450 - “Contingencies.”
Advertising
At September 30, 2010, the Company had approximately $5,160 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2010.

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
During the period from June 2009 through January 2010, 51 former employees, who were identified by ICE and terminated by the Company due to their inability to resolve discrepancies in their work records, or present valid identification and documents verifying their eligibility to work in the United States, filed workers' compensation claims after or around the time of their termination. The Company declined these claims due to the belief that the claimants sought compensation due to loss of employment as opposed to employment-related injury. After declination of such claims by the Company, each of the claimants filed legal claims to override the declination of such claims by the Company. Since these claims were filed, 24 claims have been settled, nine additional claims were filed, and as of September 30, 2010 there were 36 claims remaining. The Company intends to vigorously defend itself from these claims.
Due to the unusual and infrequent circumstances of the 36 remaining claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $1,668 for the estimated exposure of the 36 claims, which is included in accrued expenses as of September 30, 2010 in the accompanying condensed consolidated balance sheet (see Note 6).

Note 15. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims which are carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company's estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company's self-insurance reserve portfolio (approximately 0.91% as of September 2010). The Company's liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of September 30, 2010 and December 31, 2009, the Company had issued standby letters of credit in the amounts of $6,666 and $7,125, respectively, with two insurance companies being the beneficiaries, through a bank. At September 30, 2010, the Company recorded a total reserve of $8,358, of which $2,152 is included in accrued expenses and $6,206 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2009, the Company recorded a total reserve of $9,953, of which, $3,046 is included in accrued expenses and $6,907 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. In addition to the above workers' compensation liabilities, an accrual of $1,668 was recorded for the estimated liability associated with 36 claims of employment-related injuries from employees terminated in connection with the ICE inspection (see Note 14).

The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At September 30, 2010 and December 31, 2009, the Company's total reserve of $1,610 and $1,761, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 16. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 157 retail stores operating in the United States, as of September 30, 2010. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of September 30, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of September 30, 2010, the retail operations in the International segment were comprised of 80 retail stores operating outside of the United States and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$33,608	$—	$3,121	$2,482	$39,211
Retail net sales	—	43,700	12,867	29,989	86,556
Online consumer net sales	4,943	—	394	3,369	8,706
Total net sales to external customers	38,551	43,700	16,382	35,840	134,473
Gross profit	7,652	28,223	11,617	22,693	70,185
Income (loss) from operations	2,365	(5,975)	2,189	1,235	(186)
Depreciation and amortization	2,349	2,521	501	1,333	6,704
Capital expenditures	1,064	2,076	378	540	4,058
Retail store impairment charges	—	180	274	122	576
Deferred rent expense	105	221	(92)	368	602

	Three Months Ended September 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$34,298	$—	$2,973	$2,907	$40,178
Retail net sales	—	50,546	15,418	35,083	101,047
Online consumer net sales	5,789	—	351	2,953	9,093
Net sales to external customers	40,087	50,546	18,742	40,943	150,318
Gross profit	10,058	36,364	12,517	28,346	87,285
Income from operations	5,559	6,167	4,554	4,060	20,340
Depreciation and amortization	2,324	2,591	599	1,896	7,410
Capital expenditures	737	1,182	441	1,197	3,557
Retail store impairment charges	—	96	—	1,073	1,169
Deferred rent expense	103	819	163	34	1,119

	Nine Months Ended September 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$97,415	$—	$8,976	$8,570	$114,961
Retail net sales	—	127,334	36,648	85,508	249,490
Online consumer net sales	14,024	—	1,234	9,311	24,569
Total net sales to external customers	111,439	127,334	46,858	103,389	389,020
Gross profit	20,064	85,195	30,651	63,900	199,810
Income (Loss) from operations	2,421	(13,792)	3,108	(3,158)	(11,421)
Depreciation and amortization	6,969	7,789	1,664	4,696	21,118
Capital expenditures	3,896	4,972	1,076	1,372	11,316
Retail store impairment charges	—	2,841	750	2,582	6,173
Deferred rent expense	341	1,412	(91)	774	2,436

	Nine Months Ended September 30, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$86,045	$—	$8,415	$9,089	$103,549
Retail net sales	—	134,901	38,643	97,649	271,193
Online consumer net sales	15,657	—	1,078	9,186	25,921
Net sales to external customers	101,702	134,901	48,136	115,924	400,663
Gross profit	25,878	98,673	29,785	78,559	232,895
Income from operations	10,341	11,320	9,520	13,029	44,210
Depreciation and amortization	6,664	8,706	529	5,109	21,008
Capital expenditures	4,290	8,794	786	3,234	17,104
Retail store impairment charges	—	472	—	1,373	1,845
Deferred rent expense	233	2,919	365	1,359	4,876

 Reconciliation of reportable segments combined income (loss) from operations for the three and nine months ended September 30, 2010 and 2009 to the consolidated (loss) income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated (loss) income from operations of reportable segments	(186)	$20,340	$(11,421)	$44,210
Unallocated corporate expenses	(7,863)	(9,126)	(26,746)	(29,254)
Interest expense	(6,363)	(5,371)	(17,091)	(18,184)
Foreign currency transaction gain	3,304	1,844	620	2,684
Unrealized gain (loss) on change in fair value of warrant	410	—	(624)	—
Other income (expense)	35	(195)	236	291
Consolidated (loss) income before income taxes	$(10,663)	$7,492	$(55,026)	$(253)

Net sales by geographic location of customer for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$82,251	$90,633	$238,773	$236,603
Canada	16,382	18,742	46,858	48,136
Europe (excluding United Kingdom)	17,094	20,952	51,377	59,485
United Kingdom	8,334	8,532	22,771	24,871
South Korea	2,836	2,964	7,532	7,488
Japan	2,772	3,629	8,029	11,124
Australia	2,387	2,270	6,831	6,777
Other foreign countries	2,417	2,596	6,849	6,179
Total consolidated net sales	$134,473	$150,318	$389,020	$400,663
Long-lived assets - Property and equipment, net, by geographic location is summarized as follows:

	September 30, 2010	December 31, 2009
United States	$63,550	$71,451
Canada	6,877	8,767
Europe (excluding the United Kingdom)	7,583	9,987
United Kingdom	6,127	6,292
South Korea	453	632
Japan	1,393	2,827
Australia	1,297	1,299
Other foreign countries	1,908	2,055
Total Consolidated Long-Lived Assets	$89,188	$103,310

Identifiable assets by reportable segment:
U.S. Wholesale	$132,071	$134,038
U.S. Retail	86,245	92,555
Canada	32,216	29,981
International	72,157	71,005
Total	$322,689	$327,579

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	September 30, 2010	December 31, 2009
Total assets	32.3%	30.8%
Total liabilities	12.9%	17.1%

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson's allegations of wrongdoing. The Company settled the Nelson Action in exchange for the payment of $1.3 million and other consideration. The Company contends that Ms. Nelson breached the settlement agreement in various ways and has not paid any of the monies allegedly owed. Ms. Nelson contends that the Company is in breach of the settlement agreement. The settlement agreement includes a provision mandating arbitration of disputes under the agreement. After Superior Court and Appellate Court proceedings, the parties were ordered to bring their claims arising under the settlement agreement in arbitration. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts, along with related causes of action, that the Company breached the settlement agreement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson, and the arbitration has been set for December 6, 2010. In the arbitration, Ms. Nelson seeks payment of the $1.3 million plus costs and attorneys' fees, or to rescind the settlement agreement, thus reinstating her underlying claim for which she previously claimed millions of dollars in damages. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to aggressively defend any allegations of wrongdoing.
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
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties' agreement to stay this matter to enable the parties to engage in non-binding mediation of plaintiff's claims. Pursuant to the parties' stipulation, the parties engaged in non-binding mediation on September 9, 2010. The parties were unable to reach a settlement. The Company is continuing settlement discussions with the plaintiffs. The plaintiff has made a settlement offer of $3 million, which the Company is reviewing. No assurances can be made that a settlement can be concluded. In accordance with the parties' agreement, this matter will now proceed to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of September 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. Any settlement in the Guillermo Ruiz case described above would reduce the Company's liability exposure in this matter. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of September 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763. Plaintiffs in each of the derivative cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. No damages against the Company are sought in the lawsuits.
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
In August 2010, the Company received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm (see "Note 2 - Principles of Consolidation and Basis of Presentation" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal controls. The Company has also received a subpoena from the SEC for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm (see "Note 2 - Principles of Consolidation and Basis of Presentation" of the accompanying condensed consolidated financial statements) and the Company's financial reporting and internal controls. The Company intends to cooperate fully with these subpoenas and investigations.
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

Note 18. Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2010 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell basic fashion apparel for women, men, children and pets. As of September 30, 2010, we operated a total of 278 retail stores in the United States, Canada and 18 other countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.
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
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the United States. The U.S. Retail segment consists of our retail store operations in the United States, which was comprised of 157 retail stores as of September 30, 2010. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of September 30, 2010, the retail operations in the Canada segment were comprised of 41 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of September 30, 2010, the retail operations in the International segment were comprised of 80 retail stores operating in the following 18 countries: the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Brazil, Mexico, Australia, Japan, South Korea and China.
The results of the respective business segments exclude unallocated corporate expense, which consist of our shared overhead costs. These costs are presented separately and generally include, among other things, corporate costs such as human resources, legal, finance, information technology, and accounting and executive compensation.
We incurred a substantial loss from operations and had negative cash flows from operating activities for the nine months ended September 30, 2010. Based upon results of our operations for the nine months ended September 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Also, our current operating plan indicates a loss from operations for fiscal 2010. We also believe that it is probable that as of January 31, 2011, we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010. Additionally, the BofA Credit Agreement contains certain cross-default provisions. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
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
During the period from October 1, 2009 through September 30, 2010, we maintained the same number of retail stores in the U.S. Retail segment of 157, increased the number of retail stores in the Canada segment from 39 to 41 and maintained the same number of retail stores in the International segment of 80. The following tables detail the growth in retail store count during the three and nine months ended September 30, 2010 and 2009.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2010
Open at July 1, 2010	158	41	81	280
Opened	—	—	1	1
Closed	(1)	—	(2)	(3)
Open at September 30, 2010	157	41	80	278

Three Months Ended September 30, 2009
Open at July 1, 2009	155	38	79	272
Opened	4	1	2	7
Closed	(2)	—	(1)	(3)
Open at September 30, 2009	157	39	80	276

Nine Months Ended September 30, 2010
Open at January 1, 2010	160	40	81	281
Opened	—	1	3	4
Closed	(3)	—	(4)	(7)
Open at September 30, 2010	157	41	80	278

Nine Months Ended September 30, 2009
Open at January 1, 2009	148	37	75	260
Opened	12	3	6	21
Closed	(3)	(1)	(1)	(5)
September 30, 2009	157	39	80	276

Comparable Store Sales
Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve months. The table below shows the decrease in comparable store sales for our retail stores, for the three and nine months ended September 30, 2010, compared to the respective periods ended September 30, 2009, including the number of stores included in the comparison at the end of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comparable store sales	(16)%	(16)%	(14)%	(12)%
Number of stores in comparison	261	201	261	201
Executive Summary
For the three months ended September 30, 2010, we reported net sales of $134.5 million, a decrease of $15.8 million, or 10.5%, over the $150.3 million reported for the quarter ended September 30, 2009. Gross margin decreased to 52.2% for the quarter ended September 30, 2010 compared to 58.1% for the quarter ended September 30, 2009. The decrease in gross margin was primarily due to an increase in production costs caused by lower labor efficiency and a continued shift in production mix towards more complex retail styles. The decrease was also due to a shift in sales mix from retail to wholesale sales, as wholesale sales generate a lower gross margin. Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $2.1 million, or 2.8%, to $78.2 million for the quarter ended September 30, 2010 as compared to $76.1 million for the quarter ended September 30, 2009. Fixed asset impairment expenses decreased $0.6 million, to $0.6 million for the quarter ended September 30, 2010 as compared to $1.2 million for the quarter ended September 30, 2009. Interest expense increased $1.0 million to $6.4 million for the quarter ended September 30, 2010, as compared to $5.4 million for the quarter ended September 30, 2009. Net loss for the quarter ended September 30, 2010 was $9.5 million compared to net income of $4.2 million for the quarter ended September 30, 2009.

For the nine months ended September 30, 2010, we reported net sales of $389.0 million, a decrease of $11.7 million, or 2.9%, over the $400.7 million reported for the nine months ended September 30, 2009. Gross margin decreased to 51.4% for the nine months ended September 30, 2010 compared to 58.1% for the nine months ended September 30, 2009. The decrease in gross margin was primarily due to an increase in production costs caused by lower labor efficiency and a continued shift in production mix towards more complex retail styles. The decrease was also due to a shift in sales mix from retail to wholesale sales, as wholesale sales generate a lower gross margin. Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $20.1 million, or 9.2%, to $238.0 million for the nine months ended September 30, 2010 as compared to $217.9 million for the nine months ended September 30, 2009. Fixed asset impairment expenses increased $4.4 million to $6.2 million for the nine months ended September 30, 2010 as compared to $1.8 million for the nine months ended September 30, 2009. Interest expense decreased $1.1 million to $17.1 million for the nine months ended September 30, 2010, as compared to $18.2 million for the nine months ended September 30, 2009. Net loss for the nine months ended September 30, 2010 was $67.0 million compared to a net loss of $1.9 million for the nine months ended September 30, 2009.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$38,551	28.7%	$40,087	26.7%
U.S. Retail	43,700	32.5%	50,546	33.6%
Canada	16,382	12.2%	18,742	12.5%
International	35,840	26.7%	40,943	27.2%
Total net sales	134,473	100.0%	150,318	100.0%
Cost of goods sold	64,288	47.8%	63,033	41.9%
Gross profit	70,185	52.2%	87,285	58.1%

Selling expenses	55,177	41.0%	51,559	34.3%
General and administrative expenses	22,481	16.7%	23,343	15.5%
Retail store impairment charges	576	0.4%	1,169	0.8%
(Loss) income from operations	(8,049)	(6.0)%	11,214	7.5%

Interest expense	6,363	4.7%	5,371	3.6%
Foreign currency transaction gain	(3,304)	(2.5)%	(1,844)	(1.2)%
Unrealized gain on change in fair value of warrants	(410)	(0.3)%	—	—%
Other (income) expense	(35)	(0.0)%	195	0.1%
(Loss) income before income tax	(10,663)	(7.9)%	7,492	5.0%
Income tax (benefit) expense	(1,172)	(0.9)%	3,332	2.2%
Net (loss) income	$(9,491)	(7.1)%	$4,160	2.8%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment decreased $1.5 million, or 3.7%, to $38.6 million for the quarter ended September 30, 2010 as compared to $40.1 million for the quarter ended September 30, 2009. Wholesale net (excluding online consumer net sales) decreased $0.7 million, or 2.0%, to $33.6 million for the quarter ended September 30, 2010 as compared to $34.3 million for the quarter ended September 30, 2009. Online consumer net sales decreased $0.9 million, or 15.5%, to $4.9 million for quarter ended September 30, 2010 as compared to $5.8 million for the quarter ended September 30, 2009.

U.S. Retail: Net sales for the U.S. Retail segment decreased $6.8 million, or 13.5%, to $43.7 million for the quarter ended September 30, 2010 as compared to $50.5 million for the quarter ended September 30, 2009. The decrease was primarily caused by a 14% decline in comparable store sales for the quarter ended September 30, 2010. As of both September 30, 2010 and 2009, the number of retail stores in operation in the U.S. Retail segment was 157.
Canada: Total net sales for the Canada segment decreased $2.3 million, or 12.3%, to $16.4 million for the quarter ended September 30, 2010 as compared to $18.7 million for the quarter ended September 30, 2009. Retail net sales decreased $2.5 million, or 16.2%, to $12.9 million for the quarter ended September 30, 2010 as compared to $15.4 million for the quarter ended September 30, 2009. The decrease was primarily caused by a 27% decline in comparable store sales for the quarter ended September 30, 2010. Since September 30, 2009 we opened two net new retail stores in the Canada segment, and the number of stores in operation increased from 39 to 41.
Wholesale net sales increased $0.1 million, or 3.3%, to $3.1 million for the quarter ended September 30, 2010 as compared to $3.0 million for the quarter ended September 30, 2009. Online consumer net sales remained relatively unchanged for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.
International: Total net sales for the International segment decreased $5.1 million, or 12.5%, to $35.8 million for the quarter ended September 30, 2010 as compared to $40.9 million for the quarter ended September 30, 2009. Retail net sales decreased $5.1 million, or 14.5%, to $30.0 million for the quarter ended September 30, 2010 as compared to $35.1 million for the quarter ended September 30, 2009. The decrease was primarily caused by a 13% decline in comparable store sales. As of both September 30, 2010 and 2009, the number of retail stores in operation in the International segment was 80.
Wholesale net sales decreased $0.4 million, or 13.8%, to $2.5 million for the quarter ended September 30, 2010 as compared to $2.9 million for the quarter ended September 30, 2009. Online consumer net sales increased $0.4 million, or 13.3%, to $3.4 million for the quarter ended September 30, 2010 as compared to $3.0 million for the quarter ended September 30, 2009. Additionally, over the comparable periods the value of a U.S. dollar appreciated against the local currencies of the International segment resulting in a $1.7 million decrease in net sales.
Cost of goods sold: Cost of goods sold as a percentage of net sales was 47.8% and 41.9% for the quarter ended September 30, 2010 and 2009, respectively. On a comparative basis, cost of goods sold was negatively impacted by lower manufacturing efficiency and a continued shift in production mix towards more complex retail styles.
Gross profit: Gross margin for the quarter ended September 30, 2010 was 52.2%, as compared to 58.1% for the quarter ended September 30, 2009. Gross margin was negatively impacted by a shift in mix from retail to wholesale net sales, which generate lower margins, and by lower labor efficiency at our production facilities and by a shift in mix towards more complex retail styles which have a higher cost of production. It is expected that lower production efficiency will continue through the remainder of 2010. The unfavorable decline in gross margin was partially offset by a decline in the value of the U.S. Dollar relative to foreign currencies in the third quarter of 2010 compared to the third quarter of 2009.
Selling expenses: Selling expenses increased $3.6 million, or 7.0%, to $55.2 million for the quarter ended September 30, 2010 as compared to $51.6 million million for the quarter ended September 30, 2009. As a percentage of sales, selling expenses increased to 41.0% in the quarter ended September 30, 2010 from 34.3% in the quarter ended September 30, 2009. The increase was mainly attributable to increases in salaries, wages and benefits of $3.3 million.
General and administrative expenses: General and administrative expenses decreased $0.8 million, or 3.4%, to $22.5 million for the quarter ended September 30, 2010 as compared to $23.3 million for the quarter ended September 30, 2009. As a percentage of sales, general and administrative expenses increased to 16.7% in the quarter ended September 30, 2010 from 15.5% in the quarter ended September 30, 2009. The decrease is primarily due to decreased depreciation and amortization of $0.9 million, professional fees of $0.7 million, and were partially offset by an increase of $0.4 million in miscellaneous expenses and $0.3 million in bad debt expense.
Retail store impairment charges: At September 30, 2010, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eighteen retail stores was less than their carrying value at September 30, 2010 based on sales performance through the date of issuance of these financial statements, and projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $0.6 million and $1.2 million for the quarters ended September 30, 2010 and 2009, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense, for the quarter ended September 30, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Credit Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.8% to 17.0% during the quarter ended September 30, 2010 and 3.3% to 19.3% during the quarter ended September 30, 2009. Interest expense increased $1.0 million, or 18.5%, to $6.4 million for the quarter ended September 30, 2010 as compared to $5.4 million for quarter ended September 30, 2009. The net increase in interest expense was primarily attributable to higher borrowings under the Lion Credit Agreement for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.
Foreign currency transaction gain: Foreign currency transaction gain was $3.3 million for the quarter ended September 30, 2010, as compared to a gain of $1.8 million for the quarter ended September 30, 2009, mainly due to a depreciation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the quarter ended September 30, 2010, compared to prior periods.
Unrealized gain on change in fair value of warrants: The change in fair value of warrants was a gain of $0.4 million for the quarter ended September 30, 2010. No change in fair value of warrants was recorded for the quarter ended September 30, 2009.
Other expense: Other expense remained relatively unchanged for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.
Income taxes: The income tax provision changed $4.5 million, to a benefit of $1.2 million for the quarter ended September 30, 2010 as compared to an expense of $3.3 million for the quarter ended September 30, 2009. We incurred a loss from operations for the quarter ended September 30, 2010. For the quarter ended September 30, 2010, we recorded a benefit to income tax expense in the amount of $1.2 million for the reversal of uncertain tax positions related to U.S. federal filing positions and an adjustment of a portion of the valuation allowances against certain deferred tax assets. See Note 11-Income Taxes to the interim unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.
Net loss: Our net loss for the quarter ended September 30, 2010 was $9.5 million, compared to net income of $4.2 million for the quarter ended September 30, 2009, a change of $13.7 million.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$111,439	28.6%	$101,702	25.4%
U.S. Retail	127,334	32.7%	134,901	33.7%
Canada	46,858	12.0%	48,136	12.0%
International	103,389	26.6%	115,924	28.9%
Total net sales	389,020	100.0%	400,663	100.0%
Cost of goods sold	189,210	48.6%	167,768	41.9%
Gross profit	199,810	51.4%	232,895	58.1%

Selling expenses	159,134	40.9%	147,016	36.7%
General and administrative expenses	72,670	18.7%	69,078	17.2%
Retail store impairment charges	6,173	1.6%	1,845	0.5%
(Loss) income from operations	(38,167)	(9.8)%	14,956	3.7%

Interest expense	17,091	4.4%	18,184	4.5%
Foreign currency transaction gain	(620)	(0.2)%	(2,684)	(0.7)%
Unrealized loss on change in fair value of warrants	624	0.2%	—	—%
Other income	(236)	(0.1)%	(291)	(0.1)%
Loss before income tax	(55,026)	(14.1)%	(253)	(0.1)%
Income tax expense	11,986	3.1%	1,684	0.4%
Net loss	$(67,012)	(17.2)%	$(1,937)	(0.5)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $9.7 million, or 9.5%, to $111.4 million for the nine months ended September 30, 2010 as compared to $101.7 million for the nine months ended September 30, 2009. Wholesale net sales (excluding online consumer net sales), increased $11.4 million, or 13.3%, to $97.4 million for the nine months ended September 30, 2010 as compared to $86.0 million for the nine months ended September 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers, especially for distributors who began to increase their order volumes in 2010. Online consumer net sales decreased $1.7 million, or 10.8%, to $14.0 million for the nine months ended September 30, 2010 as compared to $15.7 million for the nine months ended September 30, 2009.
U.S. Retail: Net sales for the U.S. Retail segment decreased $7.6 million, or 5.6%, to $127.3 million for the nine months ended September 30, 2010 as compared to $134.9 million for the nine months ended September 30, 2009. The decrease was primarily caused by a 9% decline in comparable store sales for the nine months ended September 30, 2010. As of both September 30, 2010 and 2009, the number of retail stores in operation in the U.S. Retail segment was 157.
Canada: Total net sales for the Canada segment decreased $1.2 million, or 2.5%, to $46.9 million for the nine months ended September 30, 2010 as compared to $48.1 million for the nine months ended September 30, 2009. Retail net sales decreased $2.0 million, or 5.2%, to $36.6 million for the nine months ended September 30, 2010 as compared to $38.6 million for the nine months ended September 30, 2009. The decrease was primarily caused by a 23% decline in comparable store sales for the nine months ended September 30, 2010. As of September 30, 2010, the number of retail stores in operation in the Canada segment was 41, as compared to 39 stores as of September 30, 2009.
Wholesale net sales increased $0.6 million, or 7.1%, to $9.0 million for the nine months ended September 30, 2010 as compared to $8.4 million for the nine months ended September 30, 2009. This increase was primarily caused by an improvement in the economic conditions for our wholesale customers who began to increase their order volumes in 2010. Online consumer net sales increased $0.1 million, or 9.1%, to $1.2 million for the nine months ended September 30, 2010, as compared to $1.1 million million for the nine months ended September 30, 2009.

International: Total net sales for the International segment decreased $12.5 million, or 10.8%, to $103.4 million for the nine months ended September 30, 2010 as compared to $115.9 million for the nine months ended September 30, 2009. Retail net sales decreased $12.1 million, or 12.4%, to $85.5 million for the nine months ended September 30, 2010 as compared to $97.6 million for the nine months ended September 30, 2009. The decrease was primarily caused by an 17% decline in comparable store sales. As of both September 30, 2010 and 2009, the number of retail stores in operation in the International segment was 80.
Wholesale net sales decreased $0.5 million, or 5.5%, to $8.6 million for the nine months ended September 30, 2010 as compared to $9.1 million for the nine months ended September 30, 2009. Online consumer net sales increased $0.1 million, or 1.1%, to $9.3 million for the nine months ended September 30, 2010 as compared to $9.2 million for the nine months ended September 30, 2009. Additionally, over the comparable periods the value of a U.S. Dollar depreciated against the local currencies of the International segment resulting in a $0.7 million increase in net sales.
Cost of goods sold: Cost of goods sold as a percentage of net sales was 48.6% and 41.9% for the nine months ended September 30, 2010 and 2009, respectively. Cost of goods sold for the nine months ended September 30, 2010 increased $21.4 million, or 12.8%, and was negatively impacted by lower manufacturing efficiency and a continued shift in production mix towards more complex retail styles.
Gross profit: Gross margin for the nine months ended September 30, 2010 was 51.4%, as compared to 58.1% for the nine months ended September 30, 2009. Gross margin was negatively impacted by a shift in mix from retail to wholesale net sales, which generate lower margins, and by lower labor efficiency at our production facilities and by a shift in mix towards more complex retail styles which have a higher cost of production. It is expected that lower production efficiency will continue through the remainder of 2010. The unfavorable decline in gross margin was partially offset by a decline in the value of the U.S. Dollar relative to foreign currencies in the first three quarters of 2010 compared to the first three quarters of 2009.
Selling expenses: Selling expenses increased $12.1 million, or 8.2%, to $159.1 million for the nine months ended September 30, 2010 as compared to $147.0 million for the nine months ended September 30, 2009. As a percentage of sales, selling expenses increased to 40.9% in the three months ended September 30, 2010 from 36.7% in the nine months ended September 30, 2009. Specifically, increases in selling expenses were attributable to advertising and promotion costs of $4.6 million, salaries, wages, and benefits of $3.0 million, rent of $2.8 million. The increases in rent, advertising and promotion, and salaries, wages and benefits were incurred to support the increased number of stores in operation compared to the same period in the prior year.
General and administrative expenses: General and administrative expenses increased $3.6 million, or 5.2%, to $72.7 million million for the nine months ended September 30, 2010 as compared to $69.1 million for the nine months ended September 30, 2009. As a percentage of sales, general and administrative expenses increased to 18.7% in the nine months ended September 30, 2010 from 17.2% in the nine months ended September 30, 2009. The increase was primarily due to increases in salaries, wages and benefits of $3.9 million.
Retail store impairment charges: At September 30, 2010, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at certain retail stores was less than their carrying value at September 30, 2010 based on sales performance through the date of issuance of these financial statements and the projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $6.2 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense, for the nine months ended September 30, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.8% to 17.0% during the nine months ended September 30, 2010 and 3.3% to 19.3% during the nine months ended September 30, 2009. Interest expense decreased $1.1 million, or 6.0%, to $17.1 million for the nine months ended September 30, 2010 as compared to $18.2 million for nine months ended September 30, 2009. The net decrease in interest expense was primarily attributable to lower amortization of deferred financing fees during the first three quarters of 2010 based on the retirement of the SOF Credit Agreement during the first quarter of 2009.
Foreign currency transaction gain: Foreign currency transaction gain was $0.6 million for the nine months ended September 30, 2010, as compared to a gain of $2.7 million for the nine months ended September 30, 2009, mainly due to the depreciation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the nine months ended September 30, 2010, compared to prior periods.
Unrealized loss on change in fair value of warrants: The change in fair value of warrants was a loss of $0.6 million for the nine months ended September 30, 2010. No change in fair value of warrants was recorded for the nine months ended September 30, 2009.
Other income: Other income was $0.2 million for the nine months ended September 30, 2010, as compared to $0.3 million for the nine months ended September 30, 2009.
Income taxes: The provision for income tax changed $10.3 million, to a provision of $12.0 million for the nine months ended September 30, 2010 as compared to a provision of $1.7 million for the nine months ended September 30, 2009. We incurred a substantial loss from operations for the nine months ended September 30, 2010. Our current operating plan indicates a loss from operations for fiscal 2010. Because incurring continuing losses before income taxes makes it more likely than not that we will not realize any benefit from the deferred tax assets recorded in prior periods, we do not record income tax benefits in the condensed consolidated financial statements if it is determined that it is more likely than not that a sufficient taxable income will not be generated in the respective jurisdictions to realize the deferred income tax assets in the respective jurisdictions. As a result of this analysis, we determined that a partial valuation allowance against the net deferred tax assets on a jurisdictional basis in the first quarter of fiscal 2010 was required. For the nine months ended September 30, 2010, we recorded a net charge to income tax expense in the amount of $13.4 million to record valuation allowances against certain deferred tax assets. See Note 11-Income Taxes to the interim unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.
We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.
Net loss: Our net loss for the nine months ended September 30, 2010 was $67.0 million as compared to a net loss of $1.9 million for the nine months ended September 30, 2009, a $65.1 million change.

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

As of September 30, 2010, we had (i) approximately $8.5 million in cash, (ii) $9.6 million available and $45.4 million outstanding under the BofA Credit Agreement, (iii) $76.0 million of borrowings outstanding under the Lion Credit Agreement, and (iv) $3.7 million available and $4.4 million outstanding under Bank of Montreal Credit Agreement. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement, and the Bank of Montreal Credit Agreement and our other debt agreements.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the nine months ended September 30, 2010. Based upon results of our operations for the nine months ended September 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Our current operating plan indicates a loss from operations for fiscal 2010. We believe that it is probable that beginning January 31, 2011 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010.

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

Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We are working with our lenders to obtain amendments or waivers prior to any possible covenant noncompliance; however, we cannot provide assurances that we will be able to secure such amendments or waivers. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurances that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
Cash Flow Overview

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(27,506)	$14,675
Investing activities	(11,273)	(17,104)
Financing activities	39,063	(2,155)
Effect of foreign exchange rate on cash	(879)	(684)
Net decrease in cash	$(595)	$(5,268)
Nine Months Ended September 30, 2010
For the nine months ended September 30, 2010, cash used in operating activities was $27.5 million. This was a result of a net loss of $67.0 million, non-cash expenses of $62.1 million (depreciation, amortization, foreign exchange transaction gain, stock based compensation, accrued interest-in-kind, change in fair value of warrant liability, impairment charges, deferred income taxes, allowance for inventory shrinkage and obsolescence, gain on disposal of property and equipment, bad debt expense, and deferred rent), offset by an increase in trade receivables of $3.2 million, increases in inventory of $26.1 million, a decreases in prepaid expenses and other current assets of $2.2 million, increase in other long-term assets of $2.0 million, an increase in accounts payable and accrued expenses and other liabilities of $7.8 million and a decrease in income taxes receivable/payable of $1.3 million. The increase in inventory was due to higher levels of production in the third quarter, increased manufacturing costs, and introduction of new product styles. The increases in trade receivables were primarily due to a $11.4 million increase wholesale net sales in our U.S. Wholesale segment during the first three quarters of 2010 as compared to the first three quarters of 2009.

For the nine months ended September 30, 2010, we used $11.3 million of cash in investing activities. This consisted of increased net investment in property and equipment of approximately $3.9 million for the U.S. Wholesale segment, $5.0 million for the U.S. Retail segment, $1.1 million for the Canada segment and $1.4 million for the International segment. During this period, no new retail stores were opened in the United States, one new retail store was opened in Canada, and two new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

For the nine months ended September 30, 2010, cash provided by financing activities was $39.1 million. This consisted primarily from net borrowings of $43.5 million under our revolving credit facilities, offset by net cash overdraft, stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.

Nine Months Ended September 30, 2009

For the nine months ended September 30, 2009, cash used in operations was $14.7 million. This was a result of a net loss of $1.9 million, non-cash expenses of $40.6 million (depreciation, amortization, foreign exchange transaction gain, stock based compensation, accrued interest-in-kind, impairment charges, deferred income taxes, allowance for inventory shrinkage and obsolescence, gain on disposal of property and equipment, bad debt expense, and deferred rent), offset by an increase in trade receivables of $1.7 million, decreases in inventory of $1.3 million, a decrease in prepaid expenses and other current assets of $2.0 million, a decrease in other long-term assets of $1.8 million, a decrease in accounts payable and accrued expenses and other liabilities of $6.5 million and a decrease in income taxes receivable/payable of $10.6 million. The decrease in income taxes receivable/payable is primarily due to approximately $5.0 million in income tax payments made in Canada and a reflection of reduced consolidated income tax liability due to the consolidated net loss for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, American Apparel used $17.1 million of cash in investing activities. This consisted of increased net investment in property and equipment of approximately $4.3 million for the U.S. Wholesale segment, $8.8 million for the U.S. Retail segment, $3.2 million for the International segment and $0.8 million for the Canada segment. During this period, 12 new retail stores were opened in the United States, three new retail stores were opened in the Canada segment, and six new retail stores were opened in the International segment, while we also upgraded and remodeled certain existing stores. Investments in the U.S. Wholesale segment consisted mostly of expenditures for the implementations of Enterprise Resource Planning and financial reporting software as well as upgrades to the Company's online store and purchases of manufacturing equipment.

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

Debt Agreements

The following is an overview of American Apparel's total outstanding debt obligations as of September 30, 2010 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	September 30, 2010
Revolving credit facility	Bank of America, N.A.	4.8%	$45,404
Revolving credit facility (Canada)	Bank of Montreal	5.0%	4,371
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	15.0-17.0%	76,040
Other			421
Capital lease obligations	33 individual leases ranging between $1-$511	From 6.1% to 16.7%	1,380
Subordinated notes payable to related party		6%	4,530
Cash overdraft			1,467
Total debt including cash overdraft			$133,613

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement limits our domestic subsidiaries from incurring capital expenditures of more than $25.0 million, and the Lion Credit Agreement limits us from incurring capital expenditures of more than $27.5 million, for the year ended December 31, 2010. Our actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments, which consist of our domestic subsidiaries, were $3.1 million for the quarter ended September 30, 2010. Our total actual capital expenditures were $4.1 million and $11.3 million for the three and nine months ended September 30, 2010, respectively. The BofA Credit Agreement also imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of 10% of our net availability under the BofA Credit Agreement. At September 30, 2010 our net availability under the credit agreement was $70.6 million, minimum excess availability was $7.1 million, and our excess availability was $16.6 million.

On March 31, 2010, we entered into a second amendment to the Lion Capital Agreement, which among other things, increased the maximum permitted ratio of Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending March 31, 2010 from 1.75:1.00 to 2.00:1.00, for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00 and for the four quarter period ending September 30, 2010 from 1.70:1.00 to 1.90:1.00. On June 23, 2010, we entered into a third amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that we deliver financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until we deliver financial statements to Lion for the next Fiscal Quarter. These specified ratios require that we maintain a Total Debt to Consolidated EBITDA at a level of no more than 1.90:1.00 for the four quarter period ending June 30, 2010; 1.65:1.00 for the four quarter period ending September 30, 2010; 1.60:1.00 for the four quarter period ending December 31, 2010 and 1.55:1.00 for the four quarter period ending June 30, 2011. As of September 30, 2010, our Total Debt was $132.1 million while our Consolidated EBITDA for the twelve months ending September 30, 2010 was $11.5 million and our Total Debt to Consolidated EBITDA ratio was 11.57:1.00. As of September 30, 2010, the Company exceeded the specified ratio and therefore the interest rate payable remained at 17%.

The minimum Consolidated EBITDA financial covenant requires that we maintained Consolidated EBITDA at a level of no less than $20.0 million for the four quarter periods ending on June 30, 2010, September 30, 2010, and December 31, 2010 and $22.0 million for the four quarter period ending on March 31, 2011. As of September 30, 2010, this covenant was waived for the quarters ended September 30, 2010 and December 31, 2010 and also amended to provide for a monthly covenant as described below.

On September 30, 2010, the Company entered into a fourth amendment to the Lion Capital Agreement, which among other things, (i) waived the minimum Consolidated EBITDA financial covenant for the quarters ended September 30, 2010 and December 31, 2010, and (ii) replaced the quarterly minimum Consolidated EBITDA financial covenant, with a monthly minimum Consolidated EBITDA financial covenant (as defined in the fourth amendment to the Lion Credit Agreement) beginning January 31, 2011.

Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal Credit Agreement also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. As of September 30, 2010, we were not in compliance with the covenant which required furnishing audited financial statements of our Canadian subsidiaries to Bank of Montreal within 120 days after December 31, 2009.

As of September 30, 2010, we were in compliance with all covenants and restrictions under the BofA Credit Agreement and Lion Credit Agreement. However, we determined that it is probable that beginning January 31, 2011, we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement, which requires a minimum Consolidated EBITDA for the trailing twelve month period ending January 31, 2010 to be no less than $20.0 million. Noncompliance with covenants under the Lion Credit Agreement would constitute an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable. We anticipate working with our lenders to obtain amendments or waivers prior to any possible covenant noncompliance; however, we cannot provide assurance that we will be able to secure such amendments or waivers or the terms and conditions of such amendments or waivers. If such indebtedness is declared due and immediately payable or we cannot borrow under the BofA Credit Agreement, we would have to obtain alternative sources of liquidity; however, we cannot provide assurance that we will be able to obtain such alternative sources of liquidity and/or modify our operations to maintain liquidity on terms that are acceptable to us, or at all. These factors, among others, raise substantial doubt that we will be able to continue as a going concern. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010.
Future Capital Requirements
We had cash on hand of $8.5 million at September 30, 2010. We are limited to $25 million in capital expenditures, excluding non-cash property and equipment acquisitions, for fiscal 2010 for our U.S. operations, as set by restrictions in the BofA Credit Agreement, and $27.5 million in capital expenditures as set by restrictions in the Lion Credit Agreement. Capital expenditures are primarily necessary to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, American Apparel intends to renegotiate those leases as they expire. Issued and outstanding letters of credit were $8.6 million at September 30, 2010, and were related primarily to workers' compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.
Included in the Liquidity and Capital Resources section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 is a discussion of our future obligations and commitments as of December 31, 2009. During the nine months ended September 30, 2010, our total outstanding borrowing under cash overdraft, capital lease and debt agreements increased by $50.2 million from December 31, 2009. We entered into new operating lease agreements in relation to the Company's business operations, but we do not believe that these operating leases would materially change the contractual obligations or commitments presented as of December 31, 2009 in our Annual Report on Form 10-K.
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
Interest Rate Risk
Based on the our interest rate exposure on variable rate borrowings at September 30, 2010, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $41 per month. We determined these amounts based on approximately $49,775 of variable rate borrowings at September 30, 2010. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 38.6% of our net sales for the nine months ended September 30, 2010 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same.
The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.
We enter into forward contracts to mitigate the cash and income statement impact of fluctuations in foreign currencies. At September 30, 2010, we held forward exchange contracts to purchase an aggregate notional amount of $2,400 to hedge forecasted purchases of inventory in U.S. dollars through December 31, 2010. At September 30, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of $8 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. The results for foreign currency for the three and nine months ended September 30, 2010, a gain of $2 and loss of $8, respectively, and for the three and nine months ended September 30, 2009, a loss of $42 and gain of $26, respectively, were charged to earnings in the accompanying condensed consolidated statements of operations.

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
Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of September 30, 2010.
A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of September 30, 2010, the following material weaknesses existed:
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
Material weakness related to financial closing and reporting process. We concluded that we did not perform adequate independent review and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, fixed assets, deferred rent, cost of sales and certain other accounts. Specifically related to inventory, we determined that certain merchandise inventory costs were not accurately analyzed and recorded by our foreign subsidiaries resulting in a material reduction in inventory and an increase in cost of sales. We also identified deficiencies in (i) our inventory costing related to our retail segment that was offset by adjustments in our transfer pricing, (ii) our identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of our evaluation of excess and obsolete inventory reserves. These deficiencies in our internal controls over the financial closing and reporting process increase the likelihood of potential material errors to the consolidated financial statements.
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
During the first nine months of 2010, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:
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
During the quarter ended September 30, 2010, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The Company denies all of Ms. Nelson's allegations of wrongdoing. The Company settled the Nelson Action in exchange for the payment of $1.3 million and other consideration. The Company contends that Ms. Nelson breached the settlement agreement in various ways and has not paid any of the monies allegedly owed. Ms. Nelson contends that the Company is in breach of the settlement agreement. The settlement agreement includes a provision mandating arbitration of disputes under the agreement. After Superior Court and Appellate Court proceedings, the parties were ordered to bring their claims arising under the settlement agreement in arbitration. In May 2009, Ms. Nelson filed a Demand for Arbitration before JAMS (Judicial Arbitration and Mediation Services), whereby she asserts, along with related causes of action, that the Company breached the settlement agreement. On August 28, 2009, the Company filed its answer and counterclaims for breach of contract against Ms. Nelson, and the arbitration has been set for December 6, 2010. In the arbitration, Ms. Nelson seeks payment of the $1.3 million plus costs and attorneys' fees, or to rescind the settlement agreement, thus reinstating her underlying claim for which she previously claimed millions of dollars in damages. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to aggressively defend any allegations of wrongdoing.
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
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. On December 22, 2009, the parties filed a written stipulation with the Court setting forth the parties' agreement to stay this matter to enable the parties to engage in non-binding mediation of plaintiff's claims. Pursuant to the parties' stipulation, the parties engaged in non-binding mediation on September 9, 2010. The parties were unable to reach a settlement. The Company is continuing settlement discussions with the plaintiffs. The plaintiff has made a settlement offer of $3 million, which the Company is reviewing. No assurances can be made that a settlement can be concluded. In accordance with the parties' agreement, this matter will now proceed to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of September 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. Any settlement in the Guillermo Ruiz case described above would reduce the Company's liability exposure in this matter. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its condensed consolidated balance sheet as of September 30, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763. Plaintiffs in each of the derivative cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. No damages against the Company are sought in the lawsuits.
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
In August 2010, the Company received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm (see "Note 2 - Principles of Consolidation and Basis of Presentation" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal controls. The Company has also received a subpoena from the Securities and Exchange Commission for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm (see "Note 2 - Principles of Consolidation and Basis of Presentation" of the accompanying condensed consolidated financial statements included in Part 1, item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and the Company's financial reporting and internal controls. The Company intends to cooperate fully with these subpoenas and investigations.
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
During the nine months ended September 30, 2010, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except for the changes and additions described below. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 31, 2010) and Amendments No. 1, No. 2 and No. 3 to the Company's Annual Report on form 10-K/A for the year ended December 31, 2009 (each filed with the SEC on April 29, 2010), the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed with the SEC on August 17, 2010) and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (filed with the SEC on October 29, 2010) for our risk factors.
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

Our failure to remain in compliance with certain financial covenants under our financing arrangements could result in the acceleration of our debt repayment obligations.
The financing agreements between us and our lenders contain certain financial covenants relating to our capital expenditure limitations, availability under our U.S. revolving credit facility, and minimum EBITDA.
We believe, based on our current operating plan for the remainder of 2010, it is probable that as of January 31, 2011 we will not be in compliance with the minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Additionally, the BofA Credit Agreement contains certain cross-default provisions. Under the terms of the BofA Credit Agreement and Lion Credit Agreement, noncompliance with covenants is an event of default under which we may be precluded from new borrowings under our revolving credit facility and all indebtedness under the revolving credit facility and term loans under BofA Credit Agreement and Lion Credit Agreement, respectively, could be declared immediately due and payable.
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
Our consolidated financial statements for the quarter ended September 30, 2010 included herein contain a “going concern” explanatory paragraph. We incurred a substantial loss from operations and had negative cash flows from operating activities for the three and nine months ended September 30, 2010. Based upon results of our operations for the three and nine months ended September 30, 2010 and through the issuance date of these financial statements and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. Our current operating plan indicates a loss from operations for fiscal 2010. We believe that it is probable that as of January 31, 2011, we will not be in compliance with minimum Consolidated EBITDA covenant under the Lion Credit Agreement. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010. Noncompliance with covenants under the Lion Credit Agreement constitutes an event of default under the BofA Credit Agreement, which, if not waived, could block us from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Lion Credit Agreement could be declared immediately due and payable.
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
Date: November 9, 2010

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2010
Dov Charney

/s/ ADRIAN KOWALEWSKI	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 9, 2010
Adrian Kowalewski