Form 10-K/A
period 2009-12-31
AMERICAN APPAREL, INC
filed 2011-02-07
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K/A
Amendment No. 4
 __________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 001-32697
__________________________________________________
American Apparel, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________________

Delaware	20-3200601
(State of Incorporation)	(I.R.S. Employer Identification No.)
747 Warehouse Street
Los Angeles, California 90021-1106
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (213) 488-0226
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share	NYSE Amex
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates information by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders that was filed with the United States Securities and Exchange Commission (the "SEC") on October 15, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No.4 to our Annual Report on Form 10-K/A, including the documents incorporated by reference herein, contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K/A other than statements of historical fact are “forward-looking statements” for purposes of these provisions. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions.
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Annual Report on Form 10-K/A underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in this Amendment No. 4 to our Annual Report on Form 10-K/A, those contained under the heading, "Risk Factors," contained in Item 1A of American Apparel, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 which was originally filed with the SEC on March 31, 2010, as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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

American Apparel, Inc.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) of American Apparel, Inc. and its subsidiaries (collectively, “the Company”) was filed with the SEC on March 31, 2010 and amended by Amendments No. 1, 2 and 3 which were filed with the SEC (“Amendments No. 1, 2 and 3” and, together with the Original Filing, the “Prior Filings”). As described in the Company's Current Report on Form 8-K filed on December 21, 2010, the Audit Committee of the Company received notice from Deloitte & Touche LLP ("Deloitte") stating that Deloitte had concluded that Deloitte's report on the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2009 (the "2009 financials"), including Deloitte's report on internal control over financial reporting at December 31, 2009, including in the Original Filing (such reports, collectively, the "Deloitte Reports"), should not be relied upon or associated with the 2009 financials. This Amendment No. 4 on Form 10-K/A (this “Amendment”) is being filed for the purpose of removing the Deloitte Reports and labeling the 2009 financials as "unaudited." As a result, the consolidated financial statements for the year ended December 31, 2009 included in this Amendment No. 4 are unaudited.

The Company plans to file another amendment to the Annual Report for the year ended December 31, 2009, once a new report on internal control over financial reporting at December 31, 2009 and a new audit report on the 2009 financials are available from the Company's current auditors, for the purpose of filing those reports and, at such time, the notation that the 2009 financials are "unaudited" would be removed.

Except for the matters described above and related updates in Item 9, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

The filing of this Amendment No. 4 is not an admission that the Original Filing or Amendment No. 1, 2 and 3 to the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

	Common Stock		Units		Warrants
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	$8.45	$1.55	$—	$—	$—	$—
Third Quarter	10.05	5.48	—	—	—	—
Second Quarter	9.97	5.90	—	—	—	—
First Quarter	14.45	8.50	17.78	17.78	6.00	5.90
2009:
Fourth Quarter	$3.55	$2.42
Third Quarter	4.20	2.80
Second Quarter	6.97	2.66
First Quarter	3.70	1.20
Holders
On March 30, 2010 there were 1,385 recordholders and approximately 10,006 beneficial holders of our common stock.
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
The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the year ended December 31, 2009 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2009 have been derived from the unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2008 and 2007 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2008 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2006 and 2005 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2007, 2006 and 2005 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K/A.
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
The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K/A.

	Year Ended December 31,
	2009 (unaudited)	2008	2007	2006	2005
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$558,775	$545,050	$387,044	$284,966	$201,450
Gross profit (5)	$319,912	$294,421	$213,368	$145,636	$101,688
Income from Operations	$24,415	$36,064	$31,122	$10,572	$10,782
Net Income (Loss)	$1,112	$14,112	$15,478	$(1,606)	$3,487
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited) (3)	n/a	n/a	$9,457	$257	$3,121
Cash Distributions/Dividends Paid (1)	$—	$—	$22,147	$696	$1,793
Per Share Data (2)
Net Earnings (Loss) per share—basic	$0.02	$0.20	$0.32	$(0.03)	$0.07
Net Earnings (Loss) per share—diluted	$0.01	$0.20	$0.31	$(0.03)	$0.07
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (3)	n/a	n/a	$0.19	$0.01	$0.06
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (3)	n/a	n/a	$0.19	$0.01	$0.06
Weighted—average number of shares—basic	71,026	69,490	48,890	48,390	48,390
Weighted—average number of shares—diluted	76,864	70,317	49,414	48,390	48,390
Dividends Paid (1)	$—	$—	$0.45	$0.01	$0.04
Balance Sheet Data (4)
Total Assets (5)	$327,579	$333,609	$233,350	$163,056	$124,226
Working Capital (5)	$121,423	$83,069	$2,120	$38,559	$40,880
Total Long Term Debt Less Current Maturities	$71,372	$72,328	$10,744	$75,546	$65,365
Stockholders’ Equity	$157,341	$136,412	$61,821	$12,973	$14,918

(1)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. We do not anticipate paying any cash dividends in the foreseeable future.

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

The unaudited pro forma computation of income tax included in the Consolidated Statements of Operations presented elsewhere in this Form 10-K/A, represents the tax effects that would have been reported had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had Old American Apparel actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts for net earnings per share are for informational purposes only and are intended to be indicative of the results of operations had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007.

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

(5)
Certain amounts have been reclassified in fiscal 2008 and 2007 as disclosed in Note 3, Classification and Adjustments, in the Notes to the consolidated financial statements included elsewhere in this Form 10-K/A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K/A.
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

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2009	(7)%	(10)%	(16)%	(7)%	(10)%
Number of Stores	169	175	200	235
2008	36%	23%	24%	11%	22%
Number of Stores	140	145	150	162
2007	17%	24%	27%	40%	29%
Number of Stores	104	119	131	138
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
Results of Operations
Year Ended December 31, 2009 compared to Year Ended December 31, 2008
(Dollars in Thousands)

	2009 (unaudited)		2008
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$558,775	100.0%	$545,050	100.0%
Cost of sales	238,863	42.7%	250,629	46.0%
Gross profit	319,912	57.3%	294,421	54.0%
Operating expenses	295,497	52.9%	258,357	47.4%
Income from operations	24,415	4.4%	36,064	6.6%
Interest expense	22,627	4.0%	13,921	2.6%
Foreign currency transaction (gain) loss	(2,920)	(0.5)%	621	0.1%
Other (income) expense	(220)	—%	155	—%
Income before income taxes	4,928	0.9%	21,367	3.9%
Income tax provision	3,816	0.7%	7,255	1.3%
Net income	$1,112	0.2%	$14,112	2.6%
Net sales:
The following table sets forth our net sales by business segment for the year ended December 31, 2009 as compared to the year ended December 31, 2008 (dollars in thousands):

	2009 (unaudited)		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
U.S. Wholesale	$141,521	25.3%	$162,668	29.8%	$(21,147)	(13.0)%
U.S. Retail	191,325	34.2%	168,653	31.0%	22,672	13.4%
Canada	68,983	12.3%	67,280	12.3%	1,703	2.5%
International	156,946	28.2%	146,449	26.9%	10,497	7.2%
Total net sales	$558,775	100.0%	$545,050	100.0%	$13,725	2.5%

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

Operating expenses: The following table sets forth our operating expenses for the year ended December 31, 2009 as compared to December 31, 2008 (dollars in thousands):

	2009 (unaudited)		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$183,113	32.8%	$168,516	30.9%	$14,597	8.7%
Warehouse and distribution	15,405	2.8%	15,606	2.9%	(201)	(1.3)%
General and administrative	96,979	17.3%	74,235	13.6%	22,744	30.6%
Total operating expenses	$295,497	52.9%	$258,357	47.4%	$37,140	14.4%
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
Year Ended December 31, 2008 compared to Year Ended December 31, 2007
(Dollars in Thousands)

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$545,050	100.0%	$387,044	100.0%
Cost of sales	250,629	46.0%	173,676	44.9%
Gross profit	294,421	54.0%	213,368	55.1%
Operating expenses	258,357	47.4%	182,246	47.1%
Income from operations	36,064	6.6%	31,122	8.0%
Interest expense	13,921	2.6%	17,541	4.5%
Foreign currency transaction loss (gain)	621	0.1%	(722)	(0.2)%
Other expense (income)	155	—%	(980)	(0.3)%
Income before income taxes	21,367	3.9%	15,283	3.9%
Income tax provision (benefit)	7,255	1.3%	(195)	(0.1)%
Net income	$14,112	2.6%	$15,478	4.0%
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
Cash Flow Overview for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2009 (unaudited)	2008	2007
Net cash provided by (used in):
Operating activities	$45,203	$18,886	$(6,496)
Investing activities	(20,889)	(69,865)	(22,737)
Financing activities	(25,471)	41,171	44,530
Effect of foreign exchange rate changes on cash	(1,165)	1,884	215
Net (decrease) increase in cash	$(2,322)	$(7,924)	$15,512
Cash Flow Overview
Year Ended December 31, 2009 (unaudited)
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
The following is an overview of our total debt as of December 31, 2009 (dollars in thousands).

Description of Debt	Lender Name	Stated Interest Rate	December 31, 2009 (unaudited)	Covenant Violations
Revolving credit facility	Bank of America, N.A.	(LIBOR + 4.5%)	$6,249	No
Revolving credit facility (Canada)	Bank of Montreal	4.25%	—	No
Term loan from private investment firm	Lion Capital LLP	15.0%	65,593	No
Other			501	N/A
Capital lease obligations	48 individual leases ranging between $1-$764	From 6.1% to 19.3%	2,927	N/A
Subordinated notes payable to related parties		6.0%	4,355	N/A
Cash overdraft			3,741	N/A
Total debt			$83,366

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

	Total	Payments due by period (unaudited)
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$110,648	$9,839	$21,600	$78,911	$298
Current debt, including interest	6,972	6,972	—	—	—
Capital lease obligations, including interest	3,183	2079	927	177	—
Operating lease obligations	460,033	67,610	126,432	114,095	151,896
Advertising commitments	3,567	3,567	—	—	—
Self insurance reserves	11,714	4,807	4,211	1,748	948
Total contractual obligations	$596,117	$94,874	$153,170	$194,931	$153,142
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
Critical Accounting Estimates and Policies
Complete descriptions of our significant accounting policies are outlined in Note 3 of the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
Contingencies
We are subject to proceedings, lawsuits and other claims related to various matters. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. See Note 16 and 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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
Accounting Pronouncements-Newly Issued
See Note 3 to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A.

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

Item 8.    Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in Thousands, except par value)

	December 31,
	2009 (unaudited)	2008
ASSETS
CURRENT ASSETS:
Cash	$9,046	$11,368
Trade accounts receivable, net of allowances of $1,763 and $1,441 at December 31, 2009 and 2008, respectively	16,907	16,439
Prepaid expenses and other current assets	9,994	5,369
Inventories	141,235	148,154
Income taxes receivable	4,494	604
Deferred income taxes	4,627	3,935
Total current assets	186,303	185,869
PROPERTY AND EQUIPMENT, net	103,310	112,408
DEFERRED INCOME TAXES	12,033	10,137
OTHER ASSETS, net	25,933	25,195
TOTAL ASSETS	$327,579	$333,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$3,741	$2,413
Revolving credit facilities and current portion of long-term debt	6,346	34,318
Accounts payable	19,705	32,731
Accrued expenses	30,573	22,140
Income taxes payable	2,608	8,582
Current portion of capital lease obligations	1907	2,616
Total current liabilities	64,880	102,800
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009 and none at December 31, 2008	65,997	67,050
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,355	3,292
CAPITAL LEASE OBLIGATIONS, net of current portion	1,020	1986
DEFERRED RENT	22,052	16,011
OTHER LONG-TERM LIABILITIES	11,934	6,058
TOTAL LIABILITIES	170,238	197,197
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 120,000 shares; 72,467 shares issued and 71,033 shares outstanding at December 31, 2009 and 72,221 shares issued and 70,787 shares outstanding at December 31, 2008	7	7
Additional paid-in capital	150,449	131,252
Accumulated other comprehensive loss	(2,083)	(2,703)
Retained earnings	19,012	17,900
	167,385	146,456
Less: Treasury stock, 1,434 shares at cost	(10,044)	(10,044)
TOTAL STOCKHOLDERS’ EQUITY	157,341	136,412
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,579	$333,609
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in Thousands, except per share amounts)

	Years ended December 31,
	2009 (unaudited)	2008	2007
Net sales	$558,775	$545,050	$387,044
Cost of sales (including share-based compensation of $12,102 for the year ended December 31, 2008)	238,863	250,629	173,676
Gross profit	319,912	294,421	213,368
Operating expenses (including share-based compensation of $525, $530 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively, and related party charges of $622, $619 and $6,111 for the years ended December 31, 2009, 2008 and 2007, respectively)	295,497	258,357	182,246
Income from operations	24,415	36,064	31,122
Interest expense (including related party interest expense of $271, $346 and $1,633 for the years ended December 31, 2009, 2008 and 2007, respectively)	22,627	13,921	17,541
Foreign currency transaction (gain) loss	(2,920)	621	(722)
Other (income) expense	(220)	155	(980)
Income before income taxes	4,928	21,367	15,283
Income tax provision (benefit)	3,816	7,255	(195)
Net income	$1,112	$14,112	$15,478
Basic earnings per share	$0.02	$0.20	$0.32
Diluted earnings per share	$0.01	$0.20	$0.31
Weighted average basic shares outstanding	71,026	69,490	48,890
Weighted average diluted shares outstanding	76,864	70,317	49,414
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income before income taxes			$15,283
Pro forma provision for income taxes			5,826
Pro forma net income			$9,457
Pro forma Basic Earnings per share			$0.19
Pro forma Diluted Earnings per share			$0.19
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in Thousands)

	Number of Common Shares	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Due from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE, January 1, 2007	48,390	$5	$—	$6,197	$(553)	$361	$6,963	$12,973
Outstanding shares of the Registrant at time of reverse merger dated December 12, 2007	19,933	2	—	121,587	—	—	—	121,589
Buy out of Sang Ho Lim	(11,132)	(1)	—	(67,902)	—	—	—	(67,903)
Repayment of stockholders advances	—	—	—	—	553	—	—	553
Distributions to stockholders	—	—	—	(15,764)	—	—	(6,383)	(22,147)
Reclass deferred merger costs	—	—	—	(1,003)	—	—	—	(1,003)
Imputed interest on stockholder loans	—	—	—	577	—	—	—	577
Capitalization of undistributed S Corporation earnings	—	—	—	12,270	—	—	(12,270)	—
Exercise of warrants	200	—	—	1,200	—	—	—	1,200
Cashless exercise of underwriters unit purchase options	204	—	—	—	—	—	—	—
Net income	—	—	—	—	—		15,478	15,478	$15,478
Foreign currency translation, net of tax	—	—	—	—	—	504	—	504	504
BALANCE, December 31, 2007	57,595	6	—	57,162	—	865	3,788	61,821	$15,982
Exercise of Warrants	13,521	1	—	65,617	—	—	—	65,618
Purchase of treasury stock	—	—	(10,044)	—	—	—	—	(10,044)
Issuance of common stock for stock-based compensation, net of payroll tax withholding	1,105	—	—	7,452	—	—	—	7,452
Issuance of warrants	—	—	—	1,021	—	—	—	1,021
Net income	—	—	—	—	—	—	14,112	14,112	$14,112
Foreign currency translation, net of tax	—	—	—	—	—	(3,568)	—	(3,568)	(3,568)
BALANCE, December 31, 2008	72,221	7	(10,044)	131,252	—	(2,703)	17,900	136,412	$10,544
Issuance of common stock for stock-based compensation (unaudited)	246	—	—	525	—	—	—	525
Issuance of warrants (unaudited)	—	—	—	18,672	—	—	—	18,672
Net income (unaudited)	—	—	—	—	—	—	1,112	1,112	$1,112
Foreign currency translation, net of tax (unaudited)	—	—	—	—	—	620	—	620	620
BALANCE, December 31, 2009 (unaudited)	72,467	$7	$(10,044)	$150,449	$—	$(2,083)	$19,012	$157,341	$1,732
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Years ended December 31,
	2009 (unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$559,089	$544,062	$386,931
Cash paid to suppliers, employees and others	(491,873)	(501,469)	(373,653)
Income taxes paid	(13,886)	(11,351)	(3,247)
Interest paid, net of capitalized interest	(8,609)	(12,194)	(17,533)
Other	482	(162)	1,006
Net cash provided by (used in) operating activities	45,203	18,886	(6,496)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,889)	(66,365)	(21,137)
Purchase of net assets under business acquisition	—	(3,500)	(1,600)
Net cash used in investing activities	(20,889)	(69,865)	(22,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution	1,307	(288)	(1,212)
(Repayment) borrowings under revolving credit facility, net	(43,590)	1,381	(2,659)
Deferred financing costs paid	(5,003)	(4,139)	(1,630)
Distribution to stockholders, net	—	—	(21,594)
Proceeds from exercise of warrants	—	65,619	1,200
Purchase of treasury stock	—	(10,044)	—
Repurchase of common stock for payment of payroll statutory tax withholding on stock-based compensation	—	(5,174)	—
Cash acquired in reverse Merger	—	—	123,000
Buy out of Sang Ho Lim	—	—	(67,903)
Payment of merger-related costs	—	—	(1,003)
Borrowings of subordinated notes payable to related party	4,000	2,500	4,732
Repayments under subordinated notes payable to related party	(3,250)	(4,580)	(7,164)
Borrowings under notes payable to unrelated parties	—	966	2,118
Repayment under notes payable to unrelated parties	—	(1,336)	(8,288)
Repayment of subordinated note payable to unrelated party	—	—	(14,201)
Borrowings under term loans and notes payable, net of $5,000 discount	75,074	—	51,386
Repayment of term loans and notes payable	(51,183)	—	(8,685)
Repayment of capital lease obligations	(2,826)	(3,734)	(3,567)
Net cash (used in) provided by financing activities	(25,471)	41,171	44,530
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,165)	1,884	215
NET (DECREASE) INCREASE IN CASH	(2,322)	(7,924)	15,512
CASH, beginning of period	11,368	19,292	3,780
CASH, end of period	$9,046	$11,368	$19,292
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows—(Continued)
(Amounts in Thousands)

	Years ended December 31,
	2009 (unaudited)	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$1,112	$14,112	$15,478
Depreciation and amortization of property and equipment and other assets	28,151	20,844	13,306
Amortization of debt discount and deferred financing costs	7,713	1,030	583
Loss on disposal of property and equipment	246	—	—
Foreign currency transaction (gain) loss	(2,920)	621	(722)
Imputed interest on stockholder loans	—	—	577
Accrued interest – paid in kind	6,312	—	—
Retail store impairment charges	3,343	644	252
Stock-based compensation expense	525	12,625	—
Bad debt expense (recovery)	492	598	(313)
Deferred income taxes	(3,704)	(6,212)	(6,913)
Deferred rent	5,908	7,746	2,594
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(178)	(816)	(499)
Inventories	10,669	(46,361)	(21,621)
Prepaid expenses and other current assets	(4,874)	(376)	(2,298)
Other assets	(1,246)	(9,083)	(2,297)
Accounts payable	(10,297)	15,197	(16,893)
Accrued expenses and other liabilities	13,853	6,196	8,503
Income taxes receivable/payable	(9,902)	2,121	3,767
Net cash provided by (used in) operating activities	$45,203	$18,886	$(6,496)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$1,151	$1,092	$4,614
Property and equipment acquired and included in accounts payable	$764	$2,285	$1,058
Liabilities assumed under Endeavor Acquisition	$—	$—	$1,411
Reclassification of advances to stockholders	$—	$—	$553
Issuance of warrants to lender	$18,672	$1,021	$—
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and Shares in Thousands, except per share amounts)
For the Years Ended December 31, 2009 (unaudited), 2008 and 2007
Whereas the Notes Refer to Fiscal 2009, the amounts are unauditied

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

•
Operating and investing cash flows—The Company previously did not exclude the unpaid capital expenditures recorded in accounts payable from its cash flows related to the changes in accounts payable or its capital expenditures. The Company reclassified the reported consolidated statements of cash flows for the years ended December 31, 2009 and 2008 to reflect an increase of $2,285 and $(1,058), respectively, in cash provided by (used in) operating activities and cash used in investing activities, respectively. This reclassification had no effect on the Company’s previously reported operating income or net income and consolidated balance sheets and it is not considered material to any previously reported consolidated financial statements.

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
The Company’s net income for the periods presented in the accompanying consolidated statement of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS for the years ended December 31, 2009, 2008 and 2007:

	2009 (unaudited)	2008	2007
Weighted average shares outstanding used in basic EPS	71,026	69,490	48,890
Dilutive effect of warrants and underwriters purchase option	5,838	827	524
Weighted average shares outstanding for diluted EPS	76,864	70,317	49,414
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
A reconciliation of comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009 (unaudited)	2008	2007
Net income, as reported	$1,112	$14,112	$15,478
Foreign currency translation adjustments, net of tax	620	(3,568)	504
Comprehensive income	$1,732	$10,544	$15,982

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

6. Inventories
The components of inventories at December 31 are as follows:

	2009 (unaudited)	2008
Raw materials	$19,506	$41,648
Work in process	1,475	1,450
Finished goods	120,254	105,056
	$141,235	$148,154
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

7. Property and Equipment
The components of property and equipment at December 31 are as follows:

	2009 (unaudited)	2008	Depreciation and Amortization Period (Years)
Machinery and equipment	$41,231	$38,556	5-7 years
Furniture and fixtures	34,356	28,408	5 years
Computers and software	24,627	19,520	3-5 years
Automobiles and light trucks	1,221	1,176	3 years
Leasehold improvements	82,565	72,840	Shorter of the life of lease or useful life
Buildings	557	2,550	25 years
Construction in progress	1933	3,861
	186,490	166,911
Accumulated depreciation and amortization	(83,180)	(54,503)
Total	$103,310	$112,408
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
The net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31 are as follows:

	2009 (unaudited)	2008
Deferred financing costs	$7,431	$5,058
Broker and finder fees	1,763	1,656
Lease rights	2,372	1,774
Key money store leases	2,216	2,736
Gross amortizable intangible assets	13,782	11,224
Accumulated amortization	(3,476)	(1,138)
Total net amortizable intangible assets	10,306	10,086
Goodwill	1906	1906
Workers compensation deposit	1,364	314
Other	1,443	1,605
Lease security deposits	10,914	11,284
Total	$25,933	$25,195
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
As of December 31, 2009, estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years is as follows (unaudited):

Amount
2010	$2,643
2011	2,553
2012	1,872
2013	1,365
2014	373

9. Accrued Expenses
The components of accrued expenses at December 31 are as follows:

	2009 (unaudited)	2008
Accrued compensation, bonuses and related taxes	$7,604	$5,571
Workers’ compensation and other self-insurance reserves	4,807	3,252
Sales, value and property taxes	2,603	2,494
Gift cards / store credits	4,387	2,672
Other	11,172	8,151
Total	$30,573	$22,140

10. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt at December 31 consists of the following:

	2009 (unaudited)	2008
Revolving credit facility, maturing July 2012 (a)	$6,249	$49,401
Revolving credit facility, due on demand (b)	—	409
Current portion of long-term debt (see Note 11)	97	482
Amounts refinanced on long-term basis (a)	—	(15,974)
Total revolving credit facilities and current portion of long-term debt	$6,346	$34,318
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

(a)
The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and the “BofA Credit Agreement”) subject to certain advance restrictions based on eligible inventory and accountsreceivable. The BofA Credit Agreement was to expire on March 21, 2009, the date thirty days prior to the April 20, 2009 maturity date of the loan agreement with SOF Investments, L.P. – Private IV (“SOF” and the “SOF Credit Agreement”), as discussed in Note 11, unless the SOF Credit Agreement was refinanced on terms acceptable to BofA. On March 13, 2009, the SOF Credit Agreement was refinanced with Lion Capital (Guernsey) II Limited (“Lion”). In connection with this refinancing, the BofA Credit Agreement was amended (the “Ninth Amendment”) to, among other things: (i) consent to the Lion Credit Agreement, (ii) permit certain repayments of promissory notes to our CEO and (iii) fix the maturity date at July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by BofA and are collateralized by substantially all of the Company’s assets.

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

11. Long-Term Debt
The components of long-term debt at December 31 are as follows:

	2009 (unaudited)	2008
Long-term debt with Lion including accrued interest paid-in-kind of $6,130 and net of unamortized discount of $20,537 (a)(b)	$65,593	$—
Long-term debt with SOF, retired March 2009 (a)	—	51,000
Revolving credit facility portion refinanced on a long-term basis (b)	—	15,974
Other	501	558
Total long-term debt	66,094	67,532
Less current portion of debt	97	482
Long-term debt, net of current portion	$65,997	$67,050

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
The carrying amount and fair value of the Company’s term loans with Lion is presented below as of December 31, 2009 (unaudited):

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

Minimum future payments under these capital leases at December 31, 2009 (unaudited) are:

Year Ending December 31
2010	$2,079
2011	568
2012	359
2013	177

Total future minimum lease payments	3,183
Less: amount representing interest	(256)

Net minimum lease payments	2,927
Current portion	1907

Long-term portion	$1,020

15. Income Taxes
For financial reporting purposes, income before income taxes includes the following components for the years ended December 31, 2009, 2008 and 2007

	2009 (unaudited)	2008	2007
United States	$(4,237)	$4,610	$968
Foreign	9,165	16,757	14,315
	$4,928	$21,367	$15,283

Income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009 (unaudited)	2008	2007
Current:
Federal	$(88)	$2,198	$92
State	2,219	1,500	641
Foreign	5,642	7,192	5,985
	7,773	10,890	6,718
Deferred:
Federal	(3,406)	(2,579)	(5,619)
State	(197)	(987)	(1,231)
Foreign	(354)	(69)	(63)
	(3,957)	(3,635)	(6,913)
Income tax provision (benefit)	$3,816	$7,255	$(195)

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2009 (unaudited)	2008	2007
Taxes at the statutory federal tax rate of 35%	$1,725	$7,478	$5,349
Reduced federal tax rate for S Corporations	—	—	(5,124)
State tax, net of federal benefit	482	(7,817)	(3,467)
Change in valuation allowance	1,598	8,132	3,765
Change in tax rates due to conversion to C Corporation	—	980	(6,205)
Federal general business tax credits	(1,937)	(829)	—
Domestic production deduction	130	(495)	—
Foreign taxes	482	(266)	5,461
Uncertain tax positions	1,436	—	—
Other	(100)	72	26
Total income tax provision (benefit)	$3,816	$7,255	$(195)
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

Deferred tax assets and liabilities consist of the following as of December 31:

	2009 (unaudited)	2008
Deferred tax assets:
Allowance for doubtful accounts	$695	$563
Deferred rent	8,611	6,675
Accrued workers’ compensation	3,901	2,980
Inventories	6,682	3,788
Accrued liabilities	3,451	620
Federal and California tax credits	20,979	18,859
Foreign currency translation loss	1,139	1948
Foreign tax credits	2,740	—
Other	1941	702
Total gross deferred tax assets	50,139	36,135
Less, valuation allowance	(20,457)	(18,859)
Net deferred tax assets	29,682	17,276
Deferred tax liabilities:
Prepaid expenses	(3,170)	(1,580)
Fixed assets	(9,852)	(1,576)
Other	—	(48)
Total gross deferred tax liabilities	(13,022)	(3,204)
Net deferred tax assets and liabilities	$16,660	$14,072
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009 (unaudited)	2008	2007
Gross unrecognized tax benefits at January 1	$937	$611	$—
Increases for tax positions in prior periods	4,052	—	—
Increases for tax positions in current period	385	326	611
Decreases for tax positions in current period	(236)	—	—
Gross unrecognized tax benefits at December 31	$5,138	$937	$611
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

18. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2009 (unaudited) are as follows:

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
The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year ended December 31, 2009 (unaudited)
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$141,521	$191,325	$68,983	$156,946	$558,775
Gross profit	36,214	136,424	43,242	104,032	319,912
Income from segment operations	15,541	17,340	13,999	15,312	62,192
Depreciation and amortization	8,992	11,286	1,083	6,790	28,151
Capital expenditures	4,558	11,184	1,392	3,755	20,889
Deferred rent expense	357	3,541	413	1,597	5,908
	For the Year ended December 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$162,668	$168,653	$67,280	$146,449	$545,050
Gross profit	21,144	127,936	45,378	99,963	294,421
Income from segment operations	(36)	33,483	16,060	23,735	73,242
Depreciation and amortization	7,141	6,974	2,409	4,320	20,844
Capital expenditures (including business acquisition)	17,386	29,515	4,701	18,263	69,865
Deferred rent expense	262	4,042	321	3,121	7,746

	Year ended December 31, 2007
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Net sales to external customers	$144,478	$115,615	$42,407	$84,544	$387,044
Gross profit	40,148	88,833	27,141	59,351	215,473
Income from segment operations	19,743	24,756	1,522	14,795	60,816
Depreciation and amortization	4,927	4,395	1983	2001	13,306
Capital expenditures (including business acquisition)	5,185	8,429	1984	7,139	22,737
Deferred (benefit) rent expense	(155)	2030	180	539	2,594

Reconciliation of reportable segments combined income from operations for the years ended December 31, 2009, 2008 and 2007 to the consolidated income before income taxes is as follows:

	2009 (unaudited)	2008	2007
Consolidated income from operations of reportable segments	$62,192	$73,242	$60,816
Corporate expenses	(37,777)	(37,178)	(29,694)
Interest expense	(22,627)	(13,921)	(17,541)
Other income (expense)	220	(155)	980
Foreign currency gain (loss)	2,920	(621)	722
Consolidated income before income taxes	$4,928	$21,367	$15,283
Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2009, 2008 and 2007 consist of the following:

	Years Ended December 31,
	2009 (unaudited)	2008	2007
U.S. Wholesale
Wholesale	$118,241	$137,185	$125,609
Online consumer	23,280	25,483	18,869
Total	$141,521	$162,668	$144,478

U.S. Retail	$191,325	$168,653	$115,615

Canada
Wholesale	$11,442	$12,708	$11,335
Retail	55,971	52,872	30,068
Online consumer	1,570	1,700	1,004
Total	$68,983	$67,280	$42,407

International
Wholesale	$12,368	$14,510	$12,631
Retail	132,092	119,749	65,297
Online consumer	12,486	12,190	6,616
Total	$156,946	$146,449	$84,544

Consolidated
Wholesale	$142,051	$164,403	$149,575
Retail	379,388	341,274	210,980
Online consumer	37,336	39,373	26,489
Total	$558,775	$545,050	$387,044

Net sales by geographic location of customer:
United States	$332,846	$331,322	$260,093
Canada	68,982	67,280	42,407
Europe (excluding United Kingdom)	81,252	74,297	45,100
United Kingdom	34,214	35,653	17,647
Korea	9,443	10,453	9,186
Japan	14,122	14,909	9,840
Australia	9,105	5,901	420
Other foreign countries	8,811	5,235	2,351
Total Consolidated Net Sales	$558,775	$545,050	$387,044

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31:

	2009	2008
United States	$71,451	$79,286
Canada	8,767	7,251
Europe (excluding the United Kingdom)	9,987	12,682
United Kingdom	6,292	6,439
Korea	632	703
Japan	2,827	3,278
Australia	1,299	1,021
Other foreign countries	2055	1,748
Total consolidated long-lived assets	$103,310	$112,408

Identifiable assets by reportable segment:
US Wholesale	$153,654	$178,060
US Retail	119,417	98,947
Canada	17,523	17,112
International	36,985	39,490
Total	$327,579	$333,609
Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31:

	2009 (unaudited)	2008
Total Assets	30.8%	15.1%
Total Liabilities	17.1%	14.5%

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

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to costs and Expenses	Deductions (recoveries)	Other		Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2009 (unaudited)	$1,441	$572	$(220)	$(30)	[1]	$1,763
For the year ended December 31, 2008	$1,876	$598	$—	$(1,033)	[1]	$1,441
For the year ended December 31, 2007	$2,189	$—	$(313)	$—		$1,876

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

Effective July 22, 2010, D&T resigned as the independent registered public accounting firm of the Company. D&T served as the Company’s independent registered public accounting firm since April 3, 2009.

During the period from April 3, 2009 through July 22, 2010, the Company had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to D&T’s satisfaction, would have caused D&T to make reference to the subject matter thereof in connection with its report on the Company’s consolidated financial statements for the year ended December 31, 2009.

D&T’s audit report dated March 31, 2010 (which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (the “2009 Form 10-K”) on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from April 3, 2009 through July 22, 2010, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that (i) in D&T’s report dated March 31, 2010 (which was included in the 2009 Form 10-K) on the Company’s internal control over financial reporting as of December 31, 2009, D&T identified material weaknesses in internal control over financial reporting related to the control environment and to the financial closing and reporting process, which are further described under Item 9A in the Company’s 2009 Form 10-K, and advised that the Company has not maintained effective internal control over financial reporting as of December 31, 2009; and (ii) D&T advised the Company that certain information had come to D&T’s attention, that if further investigated might materially impact the reliability of either its previously issued audit report or the underlying consolidated financial statements for the year ended December 31, 2009 included in the Company’s 2009 Form 10-K. D&T requested that the Company provide D&T with the additional information D&T believed was necessary to review before the Company and D&T could reach any conclusions as to the reliability of the previously issued consolidated financial statements for the year ended December 31, 2009 and auditors’ report thereon.

The Audit Committee of the Board of Directors of the Company discussed each of these matters with D&T. The Company authorized D&T to respond fully to the inquiries of the Company’s successor accountants concerning each of these matters.

On July 26, 2010, the Audit Committee engaged Marcum as the Company’s independent auditors to audit the Company’s financial statements. During the fiscal years ended December 31, 2008 and 2009, and the subsequent interim period from January 1, 2010 through July 26, 2010, the Company has not, and no one on the Company’s behalf has, consulted with Marcum on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K, except that (i) Marcum audited the Company’s consolidated financial statements as of, and for the year ended, December 31, 2008, (ii) Marcum expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as described in the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on April 10, 2009, (iii) the Company discussed certain matters with Marcum as described in the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009, (iv) Marcum reissued its auditors’ report, dated August 12, 2009, in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on August 13, 2009, and the 2009 Form 10-K, (v) Marcum performed related auditing, review and updating procedures during the time period that Marcum was terminated as the Company’s independent registered public accounting firm, effective April 3, 2009, and the date that Marcum was reappointed on July 26, 2010.

On December 10, 2010, at the Company's 2010 Annual Meeting of Stockholders, Marcum was ratified as the Company's independent auditors for the fiscal year ending December 31, 2010. In connection with the ratification, the Audit Committee and management also formally engaged Marcum to begin to reaudit the fiscal year ending December 31, 2009.

Since July 2010, the Company has responded to a series of information requests from D&T to provide the additional information sought by D&T and has met with representatives of D&T to discuss the information and respond to additional questions from time to time.

On December 15, 2010, the Audit Committee of the Company received notice from D&T stating that D&T had concluded that D&T's report on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2009 (the "2009 financials"), including D&T’s report on internal control over financial reporting at December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (such reports, collectively, the “D&T Reports”) should not be relied upon or associated with the 2009 financials.

D&T explained that its conclusion was based on the significance of the declines in operations and gross margin in the Company’s February 2010 monthly financial statement, combined with the January 2010 monthly financial statements, the Company’s issuance of revised projections in early May 2010 which reflected a significant decrease in the Company’s 2010 projections, and D&T’s disagreement with the Company’s conclusion that the results shown in the February 2010 monthly financial statements would not have required a revision to the Company's projections as of the date of the 10-K filing and the issuance of D&T’s reports. D&T further indicated that their decision considered their inability to perform additional audit procedures, their resignation as registered public accountants and their professional judgment that they are no longer willing to rely on management's representations due to D&T's belief that management withheld from D&T the February 2010 monthly financial statements until after the filing of the 2009 10-K and made related misrepresentations. The Audit Committee has discussed the matters disclosed herein with D&T.

The Audit Committee and the Company’s management are currently evaluating these matters. The Audit Committee of the Company has commenced an investigation into the assertions that management withheld the February 2010 monthly financial statements and related misrepresentations. Management disagrees with D&T's assertions and does not believe that the February 2010 monthly financial statements were withheld. The Company does not currently believe, including after discussions with Marcum, that the reaudit will result in any changes to the 2009 financials, though no assurance can be given in this regard.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K/A:

1	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K/A.

2	Financial Statement Schedule: The following consolidated financial statement schedule of American Apparel, Inc. and its subsidiaries is included in Part II, Item 8:

Schedule II—Valuation and Qualifying Accounts
Schedules other than those listed above are omitted because of an absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K/A, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our may be found elsewhere in this Annual Report on Form 10-K/A and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

10.1
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

10.2
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

10.3
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
10.4
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

10.5
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

10.55	Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

16.1
Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein)

21.1	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

February 6, 2011	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)