Form 10-K
period 2010-12-31
AMERICAN APPAREL, INC
filed 2011-03-31
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K
_________________________________________________

 (Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ______ to ______
Commission File Number 001-32697

 __________________________________
American Apparel, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	20-3200601
(State of Incorporation)	(I.R.S. Employer Identification No.)
747 Warehouse Street
Los Angeles, California 90021-1106
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (213) 488-0226

 __________________________________
Securities registered pursuant to Section 12(b) of the Act:
__________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $60,436,830 based upon the closing price of the common stock on such date as reported by the NYSE Amex.
The number of shares of the registrant’s common stock outstanding as of March 31, 2011 was approximately 77,745,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III herein. If the 2011 Proxy Statement is not filed in the 120-day period, the Items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2011 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our ability to extend, renew or refinance our existing debt;

•	our liquidity and losses from operations and projected cash flows and related impact on our ability to continue as a going concern;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure which could exceed expectations;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at its production facilities;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Annual Report on Form 10-K underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”) and include, without limitation, the following:

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	retailer consolidation and intensity of competition, both domestic and foreign, from other apparel providers;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	disruptions due to severe weather or climate change;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including recent increases in the price of raw materials in the global market;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

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

American Apparel, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.    Business
Unless the context indicates otherwise, when we refer to (“we”, “us”, “our”, or the “Company”) in this Form 10-K, we are referring to American Apparel, Inc. and its subsidiaries on a consolidated basis. Our year ends on December 31 and references to fiscal 2010, fiscal 2009 and fiscal 2008 refer to the years ended December 31, 2010, 2009 and 2008, respectively.

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

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing and accessories for women, men, children and babies. As of December 31, 2010, we operated a total of 273 retail stores in the United States, Canada, and 18 other countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which also includes cutting, sewing and knitting operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.

Old American Apparel was founded in 1998. Since inception, we have operated a wholesale business. In October 2003, we opened our first retail store in Los Angeles. In 2004, we began our online retail operations, and opened our first retail stores in Canada and Europe. Since 2005, we have opened stores in Asia, Australia, Israel, Latin America, and have further expanded throughout the United States, Canada, Europe, and Asia. All of our retail stores sell the Company's apparel products directly to consumers.
Business Segments
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as our online consumer sales to U.S. customers. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 157 retail stores as of December 31, 2010. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2010, the retail operations in the Canada segment were comprised of 40 retail stores. The

International segment consists of our retail, wholesale and online consumer operations outside of the United States, and Canada. As of December 31, 2010, the retail operations in the International segment were comprised of 76 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of our Company. These costs are presented separately and generally include information technology, human resources, accounting and finance, executive compensation and legal. Financial information by segment, together with certain geographical information, for the fiscal years ended December 31, 2010, 2009 and 2008 is included in Note 18 to our consolidated financial statements under Part II, Item 8—Financial Statements and Supplementary Data.
Core Business Strengths
American Apparel has relied on a number of core business strengths that it believes have contributed to its past success and will contribute to its future growth:
Design Vision
American Apparel’s design, vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles offered year-round in a wide variety of colors at reasonable prices. Since its founding, American Apparel has operated with the belief that there is a large potential market among young adults for well-designed, high-quality fashion essentials. Led by Dov Charney, Chairman of the Board of Directors and Chief Executive Officer, our in-house creative team has carefully developed the product line.
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

Speed to Market
Our vertically integrated business model, with manufacturing and various other elements of our business processes centered in downtown Los Angeles, allows us to play a role in originating and defining new and innovative trends in fashion, while enabling us to quickly respond to market and customer demand for classic styles and new products. For our wholesale operations, being able to fulfill large orders with quick turn-around allows American Apparel to capture business. The ability to quickly respond to the market quickly means that our retail operations can deliver on-trend apparel in a timely manner and maximize sales of popular styles by replenishing product that would have otherwise sold out.
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

Growth Strategy
As we continue to execute our growth strategy, internal initiatives and future acquisitions, we will incur additional material expenses. Two of the key areas in which such increased expenses will likely occur are cost of sales and new merchandise development. Also, in order to grow retail sales, we will have to open new retail locations and hire additional retail personnel to service new retail stores, which will involve an increase in occupancy expense and payroll. In order to grow the wholesale distribution channel, American Apparel will have to hire new sales personnel to service new geographic territories.
To support new merchandise development, expenses will increase as we design new products in existing and new categories. Ongoing infrastructure investment also may be required to support growth. This may include expenditures for new buildings, machinery and equipment, upgraded information systems and additions to our management team.
To reduce the impact of additional material expenses on earnings, we continue to look for ways to improve productivity of current manufacturing operations and to enhance other operating procedures. During 2010, we deployed a new financial reporting system which is expected to add substantial reporting and analytical capabilities to the corporate finance and accounting and resources.

We have developed a growth strategy that is designed to capitalize on our strengths. The principal elements contributing to the success of this growth strategy are:
Store Expansion
Our long-term growth strategy and the success of our business depends in part on opening new American Apparel retail stores, the renewal of existing store leases on favorable terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. In the near-term, we have halted our store expansion activities in light of our recent operating losses and due to unfavorable economic conditions in many of the markets we serve. We closed a net of eight stores in 2010, and as of March 31, 2011, we have not signed lease agreements for any new stores. Once our financial performance and the economic conditions in the markets we serve improve, we plan to expand our presence in the U.S. and significantly increase our store footprint in markets throughout Europe and Asia.
We evaluate proposed sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.
New Merchandise Introduction
As we expand beyond our original product offering of T-shirts, we are increasing the variety of products available to our growing customer base. We have strategically expanded our product offering to include denim, sweaters, jackets and accessories. We also intend to introduce new merchandise to complement these existing products, and attract new customers.
Continue In-Sourcing Manufacturing Activities
We have explored making strategic acquisitions to consolidate our manufacturing operations and continue to produce high quality products. In December 2007, we expanded operations to include a new facility in South Gate, California where, commencing January 2008, we began cutting, sewing and garment dyeing a portion of our production. In May 2008, we acquired a fabric dyeing and finishing plant in Garden Grove, California, and have since added cutting, sewing and knitting operations to the facility. We believe that bringing certain elements of our production process in-house affords us the opportunity to exert higher quality control while also lowering production costs. We may pursue strategic opportunities to further consolidate our operations while maintaining production in the United States; however, we have no such strategic opportunities identified and will not make any such strategic investments until we see a substantial improvement in our financial performance and financial condition
Enhance Information Systems Infrastructure
We successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This phase included the conversion of our systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. We have also completed the second phase of the ERP implementation, which included upgrading the financial accounting and control systems for our U.S. operations. The second phase was completed in 2009. In 2010, we continued to refine and enhance these systems and intend to continue with further enhancements in 2011. The resulting operating information and control systems have represented a substantial improvement over our legacy systems.
During 2010 we installed sales conversion tracking devices in approximately one-third of our stores and we implemented radio frequency identification (RFID) tracking systems at 35 store locations. Both of these systems enhance sales and contribute to store productivity. In 2010, we began implementation work force and labor scheduling optimization systems and we anticipate we will continue to enhance our workforce management capabilities in 2011.
Manufacturing Operations
We conduct all of our manufacturing operations in the Los Angeles metropolitan area, and principally at our cutting and sewing facility in downtown Los Angeles. In January 2008, we began cutting, sewing, and garment dyeing a portion of our output in a new facility in South Gate, California which was acquired in December 2007. In May 2008, we acquired an additional facility in Garden Grove, California with dyeing capacity. Knitting, cutting and sewing capacity were subsequently added to this facility.

We purchase yarn which is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. We currently conduct a portion of our knitting operations in-house at our knitting facilities in Los Angeles and Garden Grove, California. We operate circular and flat knitting machines, producing jersey, piqué, fleece and ribbing using cotton and cotton/polyester yarns. We also utilize third-party commissioned knitters. Our knitting facilities knit approximately 85% of the total fabric used in our garments and has a staff of approximately 100 people, as of December 31, 2010.
Knitted greige fabric produced by our Los Angeles and Garden Grove facilities or by other commissioned knitters is batched for bleaching and dyeing and transported to our dyeing and finishing facilities, or other commissioned dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. Our dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 99% of the total fabric used in our garments, and employed a staff of approximately 230 people, as of December 31, 2010.
Most fabric is shipped to our primary manufacturing facility in downtown Los Angeles, where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Some fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from five to fifteen operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. We also manufacture certain hosiery products in-house at this facility, where we do knitting and inspection. Washing, boarding and packaging is performed at our South Gate facility. Approximately 3,000 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility as of December 31, 2010.
We purchase yarn, certain fabrics and other raw materials from a variety of vendors during the course of a year. We do not have any major suppliers of raw materials that we rely on exclusively to support our production operations. The inputs that we use are produced competitively by a large number of potential suppliers.
In addition to the warehouse and distribution center at our downtown Los Angeles facility, we maintain two other warehouses in the Los Angeles metropolitan area, where we store fabric rolls, trims, and finished goods. We also maintain warehouses in Montreal, Quebec and Neuss, Germany.
Beginning in the first quarter of 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and thus far through the first quarter of 2011. As of March 31, 2011, our per pound cost is approximately two times what it was immediately prior to when cotton prices began to rise. Although to date we have not experienced any meaningful shortages in the supply of yarn and fabrics we cannot predict if any future shortages will occur and if such shortages do occur they could have a material effect on our financial condition and results of operations. Further, in response to increases in our raw material costs we have implemented only modest price increases of certain products. We are unable to predict if we will be able to successfully pass on the added cost of raw materials by further increasing the price of our products to our wholesale and retail customers.
Retail
As of December 31, 2010, our retail operations consisted of 273 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. Our retail operations principally target young adults aged 20 to 32 through our unique assortment of fashionable clothing and accessories and our compelling in-store experience. We have established a reputation with our customers, who are culturally sophisticated, creative, and independent-minded. The product offering includes women’s and men’s basic apparel and accessories, as well as apparel for children. Stores average approximately 2,500-3,000 square feet of selling space. Our stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.

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
To serve our wholesale customers, we operate a call center out of our Los Angeles headquarters. The call center is staffed with approximately 35 customer service representatives initiating sales calls, answering incoming phone calls, emails, and faxes, assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments.
While we operate primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet demand, our in-house manufacturing capacity also allows us to fulfill large orders in a timely fashion. We capitalize on our inventory position by providing a quick turn-around on customer orders. Credit approved orders to be shipped by ground service are generally shipped the same day if the order is received before 7:30pm EST while those to be shipped by air are generally shipped the same day when received by 6:30pm EST. The majority of our wholesale and internet customer orders are processed within these parameters. For these reasons, we do not typically maintain a large backlog of orders.
Online Consumer Sales
Since 2004, we have operated an online consumer e-commerce website, which offers our products for purchase. This e-commerce website, located at www.americanapparel.com, has localized storefronts for the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, South Korea, Australia, Mexico and Brazil. For segment reporting purposes, U.S. online consumer sales are included in the U.S. Wholesale business segment. Canada online consumer sales are included in the Canada business segment, and international online consumer sales are included in the International business segment.
Brand, Advertising, and Marketing
Our advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention and support key growth strategies. Our in-house creative team works to create edgy, high-impact, provocative ads which are produced year-round and are featured in leading national and local lifestyle publications, on billboards, and on specialty online websites. We maintain a photo studio at our headquarters. Content for our website and online store are also generated in-house. While the primary intent of this advertising is to support our retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising.
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
Product Development
We employ an in-house staff of designers and creative professionals to develop updated versions of timeless, iconic styles. Led by our Chief Executive Officer, Dov Charney, this team takes its inspiration from classic styles of the past, as well as the latest emerging fashion trends. Our design team will often continue to update or renew a style long after its launch.

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
Seasonality
We experience seasonality in our operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.
Employees
As of December 31, 2010, we employed a work force of approximately 11,300 employees worldwide. To ensure our long-term success, we must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.
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

To support continued growth, we have initiated a strategic review of our information systems. We have implemented an ERP system that replaced, enhanced and integrated many elements of our existing information systems. We had previously operated a number of unrelated information technology systems that resulted in operational inefficiencies and in some cases increased costs. Implementation of the new ERP system was a multi-phased project with the first phase, covering manufacturing and production planning, having been completed during 2008, and the second phase, covering the financial accounting and wholesale distribution systems of our U.S. operations, having been completed in the first half of 2009. In 2010, we refined and enhanced these systems with the goal of improving efficiency.
Environmental Regulation
Our operations are subject to various environmental and occupational health and safety laws and regulations. Because we monitor, control and manage environmental issues, we believe we are in compliance in all material respects with the regulatory requirements of those jurisdictions in which our facilities are located. In line with our commitment to the environment as well as to the health and safety of our employees, we will continue to make expenditures to comply with these requirements, and do not believe that compliance will have a material adverse effect on our business.
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

Item 1A.    Risk Factors

As a result of operating losses and negative cash flows from operations, together with other factors, including the effect on our ability to borrow under our revolving credit agreements as a result of the “going concern” qualification with respect to our 2010 financial statements, we may not have sufficient liquidity to sustain operations and to continue as a going concern.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010. Our current operating plan indicates that we will incur a loss from operations for fiscal 2011 and generate negative cash flows from operating activities. As a result of these factors and the negative comparative store sales results in 2010, together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern. In addition, we could be prevented from borrowing under our revolving credit agreements and this could have an immediate and significant impact on our liquidity.

Our consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

The BofA Credit Agreement and Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. Our consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BofA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants could also, absent a waiver, allow the banks to prevent us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by us and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. Our daily cash needs are funded through borrowings under the BofA Credit Agreement. If we are unable to borrow under the BofA Credit Agreement, we will be unable to fund our operations. We have made a formal request to BofA and Lion for waivers, however there can be no assurances that we will be successful in obtaining waivers from our lenders.

In addition, the BofA Credit Agreement matures in July 2012, and the Bank of Montreal Credit Agreement matures in December 2012, and there can be no assurances that we will be able to negotiate a renewal or extension of these credit agreements with our existing lenders or enter into a replacement credit agreement with new lenders or commercially reasonably terms or at all. If we are not able to enter into a renewal, extension or replacement of the BofA Credit Agreement or the Bank of Montreal Credit Agreement prior to their respective maturities, we would no longer have access to liquidity from such revolving credit facility after its maturity date. As a result, our access to working capital would be limited and this could adversely affect our ability to finance and continue our operations.

The Lion Credit Agreement also requires us to furnish our audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The requirement that such financials statements be delivered without a going concern qualification has been waived for financial statements relating to the 2010 fiscal year; however, such waiver ceases to be in effect if an event of default occurs under the BofA Credit Agreement as a result of a going concern qualification with respect to such financial statements. The Lion Credit Agreement also contains cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement could also constitute an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.

We are currently exploring alternatives for other sources of capital for ongoing cash needs, and we have engaged a financial advisory firm. We are working to develop and implement a plan to improve our operating performance and our cash, liquidity and financial position. This plan includes reduction of seasonal volatility in production levels at our manufacturing facilities in order to reduce direct labor costs and increase production efficiency; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; lengthening the cycle of payables to certain vendors and landlords; improving merchandise allocation procedures; and rationalizing staffing levels at our retail stores. In addition, we continue to develop other initiatives intended to increase sales, reduce costs and/or improve liquidity. If we cannot meet our capital needs from these actions, we may be required to take additional steps such as further modifying our business plan to close additional stores, further reducing production or reducing or delaying capital expenditures or seeking to restructure our existing indebtedness. We also are in the process of seeking additional financing, to the extent available.

However, there can be no assurance that our plan to improve our operating performance and financial position will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all. As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected. In addition, any equity financing or warrants that we may be required to issue in connection with any financing may be substantially dilutive to existing stockholders and may require reductions in exercise prices or other adjustments of our existing warrants. Furthermore, our vendors and landlords may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, obtain alternative sources of capital or otherwise meet our liquidity needs, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

If American Apparel is unable to successfully implement steps to improve its liquidity position, it may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We are currently experiencing significant liquidity constraints. If we are not able to generate sufficient cash flow from operations or obtain external sources of financing sufficient to fund our debt service requirements and operational needs in the near future, or we are not able to successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, and may determine that it is in American Apparel's best interests to voluntarily seek relief through a pre-packaged, pre-arranged or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, including prior to the time we would otherwise be required to do so in an acceleration event. Seeking relief under the U.S. Bankruptcy Code, if such relief does not lead to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Failure of American Apparel to comply with covenants under its financing arrangements could result in the acceleration of its debt repayment obligations and an inability to borrow under its revolving credit agreements and therefore fund its operations.

The financing agreements between us and our lenders contain certain financial and other covenants, including covenants relating to our capital expenditure limitations, availability under our revolving credit facility and minimum Consolidated EBITDA as defined in the agreements. Failure of American Apparel to maintain compliance with any of these covenants can result in American Apparel being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and may adversely affect the ability of American Apparel to finance and continue its operations. Such a failure could also result in acceleration of the outstanding debt in its entirety, and may adversely affect the ability of American Apparel to obtain financing that may be necessary to effectively operate our business and grow the business going forward.

In particular, the BofA Credit Agreement and the Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. Our consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BofA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants will also, absent a waiver, prevent us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by the Company and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. Our daily cash needs are funded through borrowings under the BofA Credit Agreement. If we are unable to borrow under the BofA Credit Agreement, we will be unable to fund our operations.

The Lion Credit Agreement also requires us to furnish our audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The requirement that such financials statements be delivered without a going concern qualification has been waived for financial statements relating to the 2010 fiscal year; however, such waiver ceases to be in effect if an event of default occurs under the BofA Credit Agreement as a result of a going concern qualification with respect to such financial statements. The Lion Credit Agreement also contains cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement could also constitute an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.

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
Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. The current global financial crisis may materially adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer spending and our financial results. Reduced revenues as a result of decreased consumer spending may also reduce our working capital for planned store improvements and to open additional stores in the manner that we have in the past. These and other economic factors could have a material adverse effect on demand for the American Apparel's products and on our financial condition and operating results. In addition, as a result of decreased revenues and working capital, we may be required to seek additional financing which may not be available on acceptable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses. We are not able to predict the duration and severity of the current disruption in the financial markets and adverse economic conditions in the United States and other countries. As a consequence, American Apparel's operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
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
As of December 31, 2010, American Apparel has substantial indebtedness, including $57.2 million of borrowings under our revolving credit facilities and $81.2 million of borrowings under our facility with Lion (as defined below). Our ability to service this indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness. Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

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

In addition, the terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management's discretion in operating our business, including limitations on capital expenditures. See “The terms of our indebtedness contain various covenants that may limit our business activities” below.
It is uncommon for companies involved in the retail apparel business to operate with such a high level of indebtedness due to the underlying volatility of this business. Despite the attendant risks, American Apparel may have to enter into new credit facilities, or possibly issue additional common stock, to finance its planned retail expansion. There can be no assurances that American Apparel will have access to any such financing on commercially reasonable terms or that it will be able to open its planned number of new stores in 2011 or beyond.
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
The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, is fragmented and highly competitive. Prices of certain products we manufacture, particularly T-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise, including The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than American Apparel and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in diverse markets;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	sourcing raw materials and manufacturing merchandise efficiently;

•	pricing our products to remain competitive while achieving a customer perception of comparatively higher value;

•	implementing price increases to recover increasing costs of raw materials

•	providing strong and effective marketing support; and

•	maintaining high levels of consumer traffic to our retail stores.
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

•
if we fail to expand our infrastructure, including by securing desirable store locations at reasonable costs and hiring and training qualified employees, we may be unable to manage our expansion successfully; and

•
implementation of these plans may divert management's attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

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
Our inability to maintain comparable store sales could cause our earnings to further decline. Our success depends, in part, upon our ability to improve sales, as well as gross margins and operating margins, at American Apparel's existing stores. American Apparel's comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from our expectations, which could cause a decrease in our earnings. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance.
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
In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping areas. Net sales at these stores are partly dependent on the volume of traffic in those shopping areas. Our stores benefit from the ability of a shopping area's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping areas. We cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. In addition, factors beyond our control impact shopping area traffic, such as economic conditions nationally or in a particular area, competition from internet retailers, changes in consumer demographics in a particular market, the closing or decline in popularity of other stores in the shopping areas where our stores are located, deterioration in the financial conditions of the operators of the shopping areas or developers and consumer spending levels. The slowdown in the U.S. economy has negatively affected consumer spending and reduced shopping area traffic. A significant decrease in shopping area traffic could have a material adverse effect on our financial condition or results of operations. Furthermore, in pursuing its growth strategy, we will be competing with other retailers for prominent locations within the same successful shopping areas. If we are unable to secure these locations or unable to renew store leases on acceptable terms-as they expire from time-to-time-we may not be able to continue to attract the number or quality of customers we normally have attracted or would need to attract to sustain our projected growth. All these factors may also impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.
We experience seasonal fluctuations in revenues and operating income. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter being the lowest. Any factors that harm our operating results for the second and third fiscal quarters, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.
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
The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management's discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

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

In addition, our indebtedness requires us to comply with certain financial ratios and maintain certain amounts of unused availability under our revolving credit facility. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. See “Risk Factors-Failure of American Apparel to remain in compliance with certain financial covenants under its financing arrangements could result in the acceleration of its debt payment obligations.” Also see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Debt Agreements”.
Compliance with these covenants and these ratios may prevent us from pursuing opportunities that we believe would benefit our business, including opportunities that we might pursue as part of our plans to expand our store base, our product offerings and sales channels.
Substantially all of our assets are used to secure our credit facilities, certain term loans and equipment leasing agreements.
Our credit facilities are secured by substantially all of our assets including cash, inventory and accounts receivable, and our second lien term loan facility is also secured by substantially all assets of our Company. All leasing agreements are secured by equipment provided by the leasing arrangement. In the event of a default on these agreements, substantially all of the assets of American Apparel could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.
Cost increases in the materials or labor used to manufacture our products could negatively impact our business and financial condition.
The manufacture of our products is labor intensive and utilizes raw materials supplied by third parties. An important part of American Apparel branding and marketing is that our products are made in the United States. The Federal Trade Commission has stated that for a product to be called “Made in USA”, or claimed to be of domestic origin without qualifications or limits on the claim, the product must be “all or virtually all” made in the U.S. The term “United States” includes the 50 states, the District of Columbia, and the U.S. territories and possessions. “All or virtually all” means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no - or negligible - foreign content. We meet the FTC's “Made in USA” standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the U.S., either directly by us in our knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the U.S. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the United States could also force us to move all or a portion of our manufacturing overseas, which could adversely affect the American Apparel brand identity. Similarly, increases in the prices we pay to the suppliers of the raw materials used in the manufacturing of our products could adversely affect our financial condition and ability to compete and could force us to seek to offset increased raw material costs by relocating all or a portion of our manufacturing overseas to locations with lower labor costs.

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
Despite the general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, our textile manufacturing operations are still located in the United States, which is a higher-cost location relative to these offshore locations. In addition, our competitors generally source or produce a greater portion of their textiles from regions with lower costs than American Apparel, which also places us at a cost disadvantage. Our competitor's lower costs of production may allow them to offer their products at a lower price than our selling prices for similar products. This could force us to lower our margins or to compete more vigorously with non-price competitive strategies to preserve our margins and sales volume.
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
Our international operations subject us to risks, including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions;

•	fluctuations in currency exchange rates, which could negatively affect profit margins;

•	timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to American Apparel's warehouses;

•	complications complying with the laws and policies of the United States affecting the exportation of goods, including duties, quotas, and taxes; and

•	complications in complying with trade and foreign tax laws.
 These and other factors beyond our control could disrupt the supply of our products, influence the ability of our suppliers to export our products cost-effectively or at all, inhibit our suppliers' ability to procure certain materials and increase our expenses, any of which could harm our business, financial condition and results of operations.
The rising cost of yarn, certain related fabrics, and other raw materials could have a material adverse effect on our financial condition and results of operations.
The price of yarn and the cost of certain related fabrics began to increase in the first quarter of 2010 as a result of added demand and supply shortages arising primarily from the effect of severe weather conditions in certain cotton producing countries and a ban on cotton exports imposed by the government of India. Prices have continued to rise through the first quarter of 2011. While we have yet to experience any meaningful shortages in the supply of yarn and fabrics, we cannot predict if such shortages will occur. Such shortages may result in an increase in our manufacturing costs and could result in a material adverse effect on our financial conditions and results of operations, as we are unable to predict whether we will be able to successfully pass on the added cost of raw materials to our wholesale and retail customers.
Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.
We are subject to regulatory inquiries, investigations, claims and suits. We are currently defending a consolidated putative shareholder class action, two consolidated shareholder derivative actions proceeding in federal and state court, respectively, one wage and hour suit, and numerous employment related claims and suits. We are cooperating with investigations by the SEC and by the United States Attorney's Office for the Central District of California and the Southern District of New York. We are also responding to several allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur a substantial liability but also experience an increase in similar suits and suffer reputational harm. Furthermore, the previous insurer for our employment practices liability insurance policy alleges that a sexual harassment suit is not covered by that insurance policy. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of American Apparel's pending litigation.
The process of upgrading our information technology infrastructure may disrupt our operations.
We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We have performed an evaluation of our information technology systems and requirements and have implemented upgrades to our information technology systems supporting the business. These upgrades involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could-especially if the disruption or slowdown occurred during the holiday season-result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.
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
We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 28.4% of total net sales for the year ended December 31, 2010. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer's financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on its customers. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
A failure in our Internet operations could significantly disrupt our business and lead to reduced sales and reputational damage.
Our online retail operations accounted for approximately 6.7% of net sales for the year ended December 31, 2010 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

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

 Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.
We have identified certain material weaknesses in our internal control over financial reporting as of December 31, 2010.
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2010, as further described in Item 9A of this Annual Report on Form 10-K. These material weaknesses relate to our control environment and our financial controls and reporting process.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, due to the identified material weaknesses, management has concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective. The existence of material weaknesses could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis and, as a result, we may be unable to timely meet our reporting obligations with the SEC. The existence of material weaknesses also could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE Amex, the SEC and other regulatory authorities.

We are currently being audited by government tax agencies regarding our operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact our financial conditions and operations.
As of December 31, 2010, we are being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes for certain previous years. We believe that we properly assess and remit all required sales, VAT, income, and other taxes in the applicable jurisdictions and, we account for any uncertain tax position or tax contingency in accordance with the provisions of ASC 740-“Income Taxes” or ASC 450-“Contingencies” , respectively. We have accrued approximately $2.4 million and $6.5 million as of December 31, 2010 and 2009, respectively, for all uncertain income tax positions and non-income tax contingencies. In determining the amounts related to the uncertain tax position, we recognize the benefits that have a greater than 50% probability of being sustained under audit. The actual amount upheld under audit with the relevant taxing authorities could be materially different than our estimates. At December 31, 2010 and 2009, we have recognized approximately $1.3 million and $5.1 million, respectively, related to uncertain income tax positions. For non-income tax contingencies, we estimate the probability of the related exposure and record a reserve if it is probable that a contingent liability exists. At December 31, 2010 and 2009, we have recorded $1.4 million and $1.0 million, respectively, related to non-income tax related tax contingencies.

There will be a substantial number of shares of American Apparel's common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel's common stock.

The consideration issued in the Acquisition to the American Apparel stockholders included 37,258,065 shares of American Apparel common stock that was issued at the closing to Dov Charney. The resale of these shares has not been registered and these shares are restricted securities under the securities laws. All of these shares are subject to lock-up agreements and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). On December 1, 2010, we sold 1,129,576 treasury shares of our common stock to Mr. Charney at approximately $1.48 per share. In addition, on March 24, 2011, we entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased an aggregate of 1,801,802 shares of our common stock at a price of $1.11 per share and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4.7 million outstanding, were canceled in exchange for an issuance of an aggregate of 4,223,194 shares of our common stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, (x) the closing sale price of our common stock on the NYSE Amex exceeds $3.50 for 30 consecutive trading days or (y) there is a change of control of the Company. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of American Apparel's common stock.

In addition, we have outstanding warrants exercisable to purchase an aggregate of 17.8 million shares of its common stock, representing on an as-converted basis approximately 22.9% of the outstanding common stock (after giving effect to the issuance of the shares underlying such warrants). SOF Investments, L.P.-Private IV (“SOF”) holds a warrant ("SOF Warrant"), expiring on December 19, 2013, to purchase 1.0 million shares of American Apparel common stock at an exercise price of $2.816 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the New Lion Warrant (as defined below), the exercise price of the SOF Warrant was adjusted to $2.739 per share. In addition, Lion Capital (Guernsey) II Limited (“Lion”) holds a warrant, expiring on March 13, 2016, to purchase 16 million shares of American Apparel common stock at an exercise price of $1.11 per share, which exercise price is subject to adjustment under certain circumstances.

On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) calls for the amendment of the outstanding warrants to: (a) adjust the term of the outstanding warrants to expire on
February 18, 2018, and (b) adjust the exercise price of the warrants to $1.11, subject to anti-dilution and other adjustments, (ii)
until August 2011, requires the issuance of new warrants to Lion if our Common Stock or Preferred Stock is subsequently sold or a debt-for-equity exchange or conversion is completed in order to ensure Lion's percentage beneficial ownership of our Common Stock remains at least equal to the percentage calculated immediately prior to such action, and (iii) until August 2011, if the Common Stock share sales price implied by the net proceeds received in connection with any equity sale or debt-for-equity exchange or conversion is less than $1.11, requires the exercise price of such new warrants to be reduced to the lowest such implied price.

On March 24, 2011, in connection with the sale of common stock to our CEO, Dov Charney, as discussed above, in accordance with the fifth amendment to the Lion Credit Agreement, the Company issued to Lion a new warrant to purchase an aggregate of 759,809 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the New Lion Warrant or the Lion Credit Agreement.

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
If we are unable to maintain our listing of American Apparel's securities on the NYSE Amex or any stock exchange, it may be more difficult for our stockholders to sell their securities.
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
In connection with the closing of the financing transaction with Lion, Mr. Charney and Lion entered into a voting agreement, dated March 13, 2009 (the “Investment Voting Agreement”), and the Company and Lion entered into an investment agreement, dated March 13, 2009 (the “Investment Agreement”). Pursuant to the Investment Agreement, Lion has the right to designate up to two persons to our Board of Directors and a board observer (or, if our Company increases its board size to 12, Lion has the right to designate up to three persons to our Board of Directors and no board observers), subject to maintaining certain minimum ownership thresholds of, or shares issuable under, the Existing Lion Warrant, as amended by the Existing Lion Warrant Amendment, which gives to Lion a right to purchase 16 million shares of Company common stock at an exercise price of $1.11 per share, and which exercise price is subject to adjustment under certain circumstances. Though no change to the existing Board of Directors composition is required under the Investment Agreement, we may consider changes in lieu of increasing the size of our Board of Directors. Two Lion designees were elected to our Board of Directors at our annual meeting of stockholders, which was held on December 10, 2010. The Investment Agreement also provides that for so long as Lion has the right to designate any person for nomination for election to our Board of Directors pursuant to the Investment Agreement, we will not increase the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above).
Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of common stock in favor of Lion's designees, provided that Mr. Charney's obligation to so vote terminates if he owns less than 6,000,000 shares of Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of Mr. Charney and, each other designee of Mr. Charney, provided that Lion's obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900,000 shares of Company common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by our or any subsidiary of our and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement, as extended by a letter agreement, dated March 13, 2009, between Mr. Charney and Lion.
Accordingly, the parties to the Investment Agreement and the Investment Voting Agreement are able to control the election of directors. Mr. Charney beneficially owns approximately 54.3% of our outstanding common stock and voting power (such calculation does not give effect to dilution as a result of any exercise of the Existing Lion Warrant, the New Lion Warrant or the SOF Warrant. This concentration of ownership and the Investment Voting Agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the current market price for their shares of our common stock. Furthermore, Mr. Charney and Lion may also have interests that differ from yours and may vote their shares of our common stock in a way with which you disagree and which may be adverse to your interests.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased:

Los Angeles, California	Headquarters, Sewing, Cutting, and Distribution
Los Angeles, California	Knitting Facility
Los Angeles, California	Warehouse Facility
Hawthorne, California	Fabric Dyeing and Finishing Facility
South Gate, California	Cutting, Sewing, Garment Dyeing and Finishing Facility
Garden Grove, California	Cutting, Sewing, Knitting, Fabric Dyeing and Finishing Facility
Commerce, California	Warehouse Facility
Montreal, Quebec	Offices, Distribution
Dusseldorf, Germany	Offices
Neuss, Germany	Distribution
London, England	Offices
Tokyo, Japan	Offices
Seoul, South Korea	Offices
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

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2010:
Domestic Locations (157)

Arizona (3)
Scottsdale
Tempe*
Tucson

California (40)
Arcadia
Berkeley (2)
Burlingame*
Camarillo
Claremont
Commerce
Costa Mesa
Gilroy
Los Angeles—
  Echo Park
  Factory Store
  Hollywood
  Little Tokyo
  Los Feliz
  Melrose
  Robertson
  Westwood Village
  West Hollywood
  Huntington Beach
Malibu
Manhattan Beach
Napa
Palo Alto
Pasadena
Rancho Cucamonga
San Diego—
  Fashion Valley
  Gaslamp*
  Hillcrest
  Pacific Beach
San Francisco—
  China Gate
  Haight Ashbury
  Union Street
Santa Ana
Santa Barbara
Santa Clara
Santa Cruz
Santa Monica—
  Main Street
  Third Street Promenade

California (cont’d.)
Studio City
Ventura

Colorado (2)
Boulder
Denver

Connecticut (2)
New Haven
South Norwalk

District of Columbia (2)
Georgetown
Lincoln Square

Florida (11)
Boca Raton
Coconut Grove
Gainesville*
Miami Beach—
  Lincoln Road
  Ocean Drive*
  Sunset Drive
  Washington Ave.
Orlando
St. Augustine
Sunrise
Wellington

Georgia (2)
Atlanta—
  Lenox Mall
  Little Five Points

Hawaii (2)
Honolulu
  Ala Moana
  Kalakaua Road*

Illinois (8)
Chicago—
  Belmont & Clark
  Gold Coast
  Lincoln Park
  State St.
  Wicker Park
Evanston
Oak Brook
Schaumburg

Louisiana (1)
New Orleans

Maryland (4)
Annapolis
Baltimore
Bethesda
Silver Spring

Massachusetts (4)
Boston—
  Back Bay
  Newbury Street
Cambridge
Wrentham

Michigan (3)
Ann Arbor
East Lansing
Royal Oak

Minnesota (2)
Bloomington
Minneapolis

Missouri (1)
Kansas City

Nebraska (1)
Omaha

Nevada (4)
Las Vegas—
  Boca Park
  Caesars Palace*
  Miracle Mile
  Premium Outlets

New Jersey (5)
Cherry Hill
Edison
Hoboken
Paramus
Short Hills

New York (24)
Bleecker Street
Brooklyn—
  Carroll Gardens
  Court Street
  Park Slope
  Williamsburg
Central Valley
Garden City

New York (cont’d.)
Manhattan—
  Chelsea
  Columbia University
  Columbus Circle
  FIT
  Flatiron
  Gramercy Park
  Harlem
  Hell’s Kitchen
  Lower Broadway
  Lower East Side
  Noho
  Soho
  Tribeca
  Upper East Side
  Upper West Side
Riverhead
White Plains

North Carolina (2)
Charlotte—
  Camden Road
  SouthPark Mall

Ohio (3)
Cincinnati
Cleveland
Columbus

Oregon (4)
Eugene
Portland—
  Hawthorne Blvd.
  Stark Street
  Tigard

Pennsylvania (5)
King of Prussia
Philadelphia—
  Sansom Common
  Walnut Street
Pittsburgh—
  Shadyside
  Univ. of Pittsburgh

Rhode Island (1)
Providence

South Carolina (2)
Charleston
Columbia*

Tennessee (2)
Memphis
Nashville

Texas (8)
Austin—
  Congress Ave
  Guadalupe Street
Dallas—
  Mockingbird
  NorthPark Center
Houston
Round Rock
San Antonio—
  La Cantera
  North Star Mall

Utah (1)
Salt Lake City

Vermont (1)
Burlington

Virginia (1)
Richmond

Washington (4)
Lynnwood
Seattle—
  Capitol Hill
  Downtown Seattle
  University Way

Wisconsin (2)
Madison
Milwaukee

*    Scheduled to be closed in 2011

Canada (40)

Alberta (4) Calgary— 17thAvenue Market Mall Edmonton— 82ndAvenue West Edmonton Mall	British Columbia (8) Burnaby Kelowna Vancouver— Granville Park Royal Robson Street South Granville West 4th Street Victoria Manitoba (1) Winnipeg Newfoundland (1) St. John's Nova Scotia (1) Halifax
Ontario (14)
Kingston
London
Ottawa—
  Rideau Centre
  Westboro
Thornhill
Toronto—
  Bloor Street
  College Street*
  Queen Street
  Sherway Gardens
  Yonge & Dundas
  Yonge & Eglington
  Yorkdale Shopping Centre
  Vaughan
  Waterloo
Quebec (10) Laval Montreal— Cours Mont-Royal Mont-Royal Est St-Denis Ste-Catherine West Ste-Catherine Est* Pointe-Claire Quebec— Place Laurier Rue St-Jean Westmount Saskatchewan (1) Saskatoon

*    Scheduled to be closed in 2011

International Locations (76)

Europe (50)
Austria (1)
Vienna

Belgium (1)
Antwerp

France (11)
Aix-en-Provence
Paris—
  Marais
  Vielle du Temple
  Beaurepaire
  Avenue Victor Hugo
  Saint-Germain
  Saint-Honore (2)
  Galeries Lafayette
  La Defense
Toulouse

Italy (3)
Florence
Milan
Rome

Netherlands (2)
Amsterdam—
  Westerstraat
  Utrechtsestraat

Germany (11)
Berlin—
  Alte Schönhauser Strasse
  Bayreuther Strasse
  Münzstrasse
Dresden
Düsseldorf
Frankfurt
Hamburg—
  Jungfernstieg
  Schanzenstrasse
Mannheim
Munich—
  Sendlinger Strasse
Stuttgart

Spain (1)
Barcelona

Sweden (2)
Stockholm—
  Götgatan
  Kungsgatan

Switzerland (2)
Zurich—
  Josefstrasse
  Rennweg

United Kingdom (15)
Brighton
Bristol
Glasgow
Leeds
Liverpool
London—
  Camden High Street
  Carnaby Street
  Covent Garden
  Kensington High Street
  Oxford Street
  Portobello Road
  Selfridges
  Shoreditch
Manchester
Nottingham

Ireland (1)
Dublin

Israel (2) Jerusalem* Tel Aviv Mexico (2) Mexico City— Polanco Monterrey Brazil (1) São Paulo Australia (3) Adelaide Melbourne Sydney	Asia (18) China (3) Beijing— Nali Mall World Trade Center Shanghai Japan (8) Fukuoka Osaka— Chayamachi* Shinsaibashi Tokyo— Daikanyama Jiyugaoka Shibuya (2) Yokohama*	South Korea (7) Busan Daegu Seongnam Seoul— Chungdam Hong Dae Kangnam Myung-dong

*    Scheduled to be closed in 2011

Item 3.    Legal Proceedings

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at America Apparel. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for American Apparel has asserted that it is not obligated to provide coverage for this proceeding. We have accrued an estimate for this loss contingency in our consolidated balance sheet as of December 31, 2010.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for American Apparel has asserted that it is not obligated to provide coverage for this proceeding. The Company has not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. We do not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations and cash flows.

On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida (the case described below) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. In accordance with an agreement between the parties', this matter will now proceed to binding arbitration. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our consolidated balance sheet as of December 31, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys'

fees, interest and the costs of the suit. In December 2010, the Court granted American Apparel's Petition to Compel Arbitration. This matter will now proceed in arbitration. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our consolidated balance sheet as of December 31, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.

On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. In February 2011, the Court granted American Apparel's Petition to Compel Arbitration. This matter will now proceed in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. We will soon be filing a Petition to Compel this matter into arbitration, pursuant to a written agreement between Plaintiff and the Company to submit all disputes into confidential binding arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of American Apparel as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763. On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). On February 17, 2011, we filed a motion to stay the State Derivative Action pending resolution of the Federal Derivative Action. Although the Superior Court stayed the State Derivative Action pending its decision on the motion to stay, plaintiffs in the State Derivative Action purported to file a Consolidated Amended Shareholder Derivative Complaint on March 18, 2011, which contains substantially the same allegations as the complaints filed in the Smith, Kim, Lankford, and Norris Actions. The court will hear our motion to stay on April 12, 2011. Plaintiffs in each of the derivative cases seek damages on behalf of us in an unspecified amount, as well as equitable and injunctive relief. No damages against us are sought in the lawsuits.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against us and certain of our officers and executives on behalf of American Apparel shareholders who purchased American Apparel's common stock between December 19, 2006 and August 17, 2010. Plaintiffs allege three causes of action for violations of Sections 10(b), 20(a), and 14(a) of the 1934 Act, and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our hiring practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. Mr. Rendelman must file an amended class action complaint within 45 days of the court’s ruling. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of any forthcoming motions to dismiss the Federal Securities Action. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in our registered independent accounting firm and our financial reporting and internal controls. We have also received a subpoena from the SEC for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm and our financial reporting and internal controls. We intend to cooperate fully with these subpoenas and investigations.

On February 17, 2011, American Apparel filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from American Apparel and Dov Charney money solely to avoid public shame and economic loss.  On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and the current members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250.0 million. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. We believe that each of the above described actions are covered by insurance, subject to a deductible, and we are awaiting confirmation of coverage from our carriers. We do not believe that any of these claims will exceed the amount of our available insurance, although the views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course.

We are currently engaged in other employment-related claims and other matters incidental to our business. Management believes that all such claims against American Apparel are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The principal market on which our common stock is traded is the NYSE Amex. Our common stock is traded under the symbol APP.
The following table sets forth the range of high and low sales prices for our common stock and for the periods indicated.

	Common Stock
	High	Low
2009
Fourth Quarter	$3.55	$2.42
Third Quarter	4.20	2.80
Second Quarter	6.97	2.66
First Quarter	3.70	1.20
2010
Fourth Quarter	$1.90	$0.86
Third Quarter	1.88	0.66
Second Quarter	3.62	1.14
First Quarter	3.88	2.56
Holders
On March 31, 2011 there were 1,281 recordholders and approximately 8,068 beneficial holders of our common stock.
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
Warrants
On December 19, 2008, in connection with an extension of the SOF Credit Agreement, we issued the SOF Warrants. On March 13, 2009, in connection with the Lion financing, we issued the Lion Warrants and on March 24, 2011 . The warrants were issued to SOF and Lion in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
In connection with the amendment to the Lion Financing and the New Lion Warrant, on March 24, 2011, we entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Dov Charney purchased an aggregate of 1,801,802 shares of our common stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2.0 million in cash and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4.7 million, including principal and accrued and unpaid interest (to but not including March 24, 2011) outstanding were canceled in exchange for an issuance of an aggregate of 4,223,194 shares of our common stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, (x) the closing sale price of our common stock on the NYSE Amex exceeds $3.50 for 30 consecutive trading days or (y) there is a change of control of the Company.
On December 1, 2010, we sold 1,129,576 treasury shares of our common stock to Dov Charney at approximately $1.48 per share, for a total cost of $1.65 million.

The warrants that were issued to SOF and Lion, and the shares sold to Mr. Charney on December 1, 2010 and March 24, 2011, were issued in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").
The 4,223,194 shares that were issued or are issuable to Mr. Charney in exchange for the three promissory notes owed to Mr. Charney were issued or are issuable pursuant to the exemption under Section 3(a)(9) of the Securities Act.
For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock from March 7, 2006 through December 31, 2010 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500 over the indicated time periods, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Dates	American Apparel	S&P Retail	S&P 500	Dow
March 7, 2006	100.00	100.00	100.00	100.00
December 31, 2006	126.76	107.30	110.96	113.73
December 31, 2007	206.90	88.11	114.87	121.04
December 31, 2008	27.45	60.02	70.66	80.09
December 31, 2009	42.76	88.37	87.24	95.16
December 31, 2010	22.90	110.77	98.87	105.44

Item 6.    Selected Financial Data
The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2010, 2009 and 2008 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2010 and 2009 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2007 and 2006 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2008, 2007 and 2006 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$532,989	$558,775	$545,050	$387,044	$284,966
Gross profit	$279,909	$319,912	$294,421	$213,368	$145,636
(Loss) Income from Operations	$(50,053)	$24,415	$36,064	$31,122	$10,572
Net (Loss) Income	$(86,315)	$1,112	$14,112	$15,478	$(1,606)
Pro forma Net Income—conversion to C Corporation for tax purposes (unaudited) (1)	—	—	$—	$9,457	$257
Cash Distributions/Dividends Paid (2)	$—	$—	$—	$22,147	$696
Per Share Data (3)
Net (Loss) Earnings per share—basic	$(1.21)	$0.02	$0.20	$0.32	$(0.03)
Net (Loss) Earnings per share—diluted	$(1.21)	$0.01	$0.20	$0.31	$(0.03)
Pro forma Net Earnings per share—conversion to C Corporation for tax purposes (unaudited)—basic (1)	$—	$—	$—	$0.19	$0.01
Pro forma Net Earnings per share—conversion to C Corporation for tax (unaudited) purposes—diluted (1)	$—	$—	$—	$0.19	$0.01
Weighted—average number of shares—basic	71,626	71,026	69,490	48,890	48,390
Weighted—average number of shares—diluted	71,626	76,864	70,317	49,414	48,390
Dividends Paid (2)	$—	$—	$—	$0.45	$0.01
Balance Sheet Data (3)
Total Assets	$327,950	$327,579	$333,609	$233,350	$163,056
Working Capital	$3,379	$121,423	$83,069	$2,120	$38,559
Total Long Term Debt Less Current Maturities	$5,597	$71,372	$72,328	$10,744	$75,546
Stockholders’ Equity	$75,024	$157,341	$136,412	$61,821	$12,973
___________________________

(1)
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

The unaudited pro forma computation of income tax, represents the tax effects that would have been reported had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had Old American Apparel actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts for net earnings per share are for informational purposes only and are intended to be indicative of the results of operations had Old American Apparel been subject to U.S. federal and state income taxes as a corporation for the year ended December 31, 2007.

(2)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. We do not anticipate paying any cash dividends in the foreseeable future.

(3)
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
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of December 31, 2010, we operated 273 retail stores in United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility, acquired in December 2007 and located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility, acquired in May 2008 and located in Garden Grove, California, which has been expanded to including knitting, cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are recognized for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace.
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 157 retail stores as of December 31, 2010. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2010, the retail operations in the Canada segment were comprised of 40 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2010, the retail operations in the International segment comprised of 76 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.
During the period from January 1, 2008 through December 31, 2010, we increased the net number of retail stores in the U.S. Retail segment from 105 to 157, increased the number of retail stores in the Canada segment from 30 to 40 and increased the number of retail stores in the International segment from 47 to 76. The following table details, by segment, the growth in retail store count during the years ended December 31, 2010, 2009 and 2008.

Stores Opened by Year

	United States	Canada	International	Total
Stores open as of December 31, 2007	105	30	47	182
2008
Opened	44	8	29	81
Closed	(2)	(1)	(1)	(4)
Stores open as of December 31, 2008	147	37	75	259
2009
Opened	15	4	8	27
Closed	(2)	(1)	(2)	(5)
Stores open as of December 31, 2009	160	40	81	281
2010
Opened	1	2	3	6
Closed	(4)	(2)	(8)	(14)
Stores open of December 31, 2010	157	40	76	273
Comparable Store Sales
The table below shows the (decrease) increase in comparable store sales for our retail stores, by quarter for the years ended December 31, 2010, 2009 and 2008, including the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2010	(10)%	(16)%	(16)%	(12)%	(13)%
Number of Stores	249	257	260	260
2009	(7)%	(10)%	(16)%	(7)%	(10)%
Number of Stores	169	175	200	235
2008	36%	23%	24%	11%	22%
Number of Stores	140	145	150	162
Executive Summary
For the year ended December 31, 2010, we reported net sales of $533.0 million, a decrease of $25.8 million, or 4.6% over the $558.8 million reported for the year ended December 31, 2009. Gross margin decreased to 52.5% for the year ended December 31, 2010 compared to 57.3% for the year ended December 31, 2009. The decrease in gross margin was primarily due to an increase in production costs caused by increases in yarn and fabric prices and manufacturing labor inefficiencies associated with training of newly added sewing operators, and a continued shift in production mix towards more complex retail styles. In addition, the decrease reflects a shift in sales mix from retail to wholesale sales as wholesale sales generate lower gross margin. Additionally, the net impact of inventory reserve for obsolescence and shrinkage to cost of goods sold was approximately $1.1 million for the year ended December 31, 2010 as compared to $1.2 million for the year ended December 31, 2009. Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $34.5 million, or 11.7%, to $330 million for the year ended December 31, 2010 as compared to $295.5 million for the year ended December 31, 2009. Fixed asset impairment expenses increased $5.3 million, or 160.6%, to $8.6 million for the year ended December 31, 2010 as compared to $3.3 million for the year ended December 31, 2009. Interest expense increased $1.2 million, or 5.3% to $23.8 million for the year ended December 31, 2010, as compared to $22.6 million the year ended December 31, 2009. Net loss for the year ended December 31, 2010 was $86.3 million compared to net income of $1.1 million for the year ended December 31, 2009.

As of December 31, 2010, the Company had approximately (i) $7.7 million in cash, (ii) $4.9 million of availability for additional borrowings and $53.4 million outstanding on a $75.0 million revolving credit facility under the BofA Credit Agreement (as defined in Note 8 to our consolidated financial statements under Item 8-Financial Statements and Supplementary Data), (iii) C$5.0 million of availability for additional borrowings and C$3.8 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 8 to our consolidated financial statements under Item 8-Financial Statements and Supplementary Data) and (iv) $81.2 million (including paid-in-kind interest of $17.2 million and net of discount $16.0 million) of term loans outstanding under the Lion Credit Agreement (as defined in Note 9 to our consolidated financial statements under Item 8-Financial Statements and Supplementary Data). As of February 28, 2011 (the latest date as of which such information was available), the Company had approximately $5.3 million in cash, while as of March 30, 2011 the Company had $1.9 million of availability for additional borrowings and $58.2 million outstanding on the credit facility under the BofA Credit Agreement and C$1.2 million of availability for additional borrowings and C$3.9 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.
We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010. Our current operating plan indicates that we will incur a loss from operations for fiscal 2011 and generate negative cash flows from operating activities (if non-cash charges, such as depreciation expense and paid-in-kind interest that increase cash flows but do not have an effect on the Company's liquidity are not taken into account). As a result of these factors and the negative comparative store sales achieved in 2010, together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern. In addition, for these reasons, and due to the effect on our ability to borrow under our revolving credit agreements as a result of the “going concern” qualification with respect to our 2010 financial statement described below, we may not have sufficient liquidity or minimum cash levels to operate the business.
Our consolidated financial statements for the year ended December 31, 2010 included herein contains a “going concern” explanatory paragraph. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

The BofA Credit Agreement and Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. Our consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BofA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants could also, absent a waiver, allow the banks prevent us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by us and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. Our daily cash needs are funded through borrowings under the BofA Credit Agreement. If we are unable to borrow under the BofA Credit Agreement, we will be unable to fund our operations. We have made a formal request to BofA and Lion for waivers, however there can be no assurances that we will be successful in obtaining waivers from our lenders.

In addition, the BofA Credit Agreement matures in July 2012, and the Bank of Montreal Credit Agreement matures in December 2012, and there can be no assurances that we will be able to negotiate a renewal or extension of these credit agreements with our existing lenders or enter into a replacement credit agreement with new lenders or commercially reasonably terms or at all. If we are not able to enter into a renewal, extension or replacement of the BofA Credit Agreement or the Bank of Montreal Credit Agreement prior to their respective maturities, we would no longer have access to liquidity from such revolving credit facility after its maturity date. As a result, our access to working capital would be limited and this could adversely affect our ability to finance and continue our operations.

The Lion Credit Agreement also requires us to furnish our audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The requirement that such financials statements be delivered without a going concern qualification has been waived for financial statements relating to the 2010 fiscal year; however, such waiver ceases to be in effect if an event of default occurs under the BofA Credit Agreement as a result of a going concern qualification with respect to such financial statements. The Lion Credit Agreement also contains cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement could also constitute an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.
Results of Operations
Year Ended December 31, 2010 compared to Year Ended December 31, 2009
(Dollars in thousands)

	For the Years Ended December 30,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$148,997	28.0%	$141,521	25.3%
U.S. Retail	177,610	33.3%	191,325	34.2%
Canada	65,638	12.3%	68,983	12.3%
International	140,744	26.4%	156,946	28.1%
Total net sales	532,989	100.0%	558,775	100.0%
Cost of sales	253,080	47.5%	238,863	42.7%
Gross profit	279,909	52.5%	319,912	57.3%

Selling expenses	218,198	40.9%	198,518	35.5%
General and administrative expenses	103,167	19.4%	93,636	16.8%
Retail store impairment	8,597	1.6%	3,343	0.6%
(Loss) income from operations	(50,053)	(9.4)%	24,415	4.4%

Interest expense	23,752	4.5%	22,627	4.0%
Foreign currency transaction gain	(686)	(0.1)%	(2,920)	(0.5)%
Unrealized loss on change in fair value of warrants	993	0.2%	—	—%
Other expense (income)	39	0.0%	(220)	(0.0)%
(Loss) income before income tax	(74,151)	(13.9)%	4,928	0.9%
Income tax provision	12,164	2.3%	3,816	0.7%
Net (loss) income	$(86,315)	(16.2)%	$1,112	0.2%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $7.4 million, or 5.2%, to $148.9 million for the year ended December 31, 2010 as compared to $141.5 million for the year ended December 31, 2009. Wholesale net sales, excluding online consumer net sales, increased $9.5 million, or 8.0%, to $127.7 million for the year ended December 31, 2010 as compared to $118.2 million for the year ended December 31, 2009, primarily due to an increase in sales to distributors and a slight increase in sale price per unit.
Online consumer net sales decreased $2.1 million, or 9.0%, to $21.2 million for the year ended December 31, 2010 as compared to $23.3 million for the year ended December 31, 2009.
U.S. Retail: Net sales for the U.S. Retail segment decreased $13.7 million, or 7.2%, to $177.6 million for the year ended December 31, 2010 as compared to $191.3 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in price per units sold combined with a slight decrease number of units sold. Comparable store sales for the year ended December 31, 2010 decreased by 10.0%, or $18.0 million as compared to the comparable period in 2009. Declines in 2010 were partially offset by an increase of approximately $4.3 million relating to the incremental sales of a key store opening in 2010 and existing store sales that were not in operation for the full comparable year. Since December 31, 2009, the number of U.S. Retail segment stores in operation decreased from 160 to 157.
Canada: Total net sales for the Canada segment decreased $3.4 million, or 4.9%, to $65.6 million for the year ended December 31, 2010 as compared to $69.0 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $59.3 million, or $9.7 million lower when compared to the same period last year.

Retail net sales decreased $4.0 million, or 7.1%, to $52.0 million for the year ended December 31, 2010 as compared to $56.0 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in number of units sold, which was partially offset by an increase in price per units sold. Comparable store sales for the year ended December 31, 2010 decreased by 22.5%, or $13.2 million as compared to the comparable period in 2009. Declines in 2010 were partially offset by an increase of approximately $9.2 million relating to incremental sales of two stores opening in 2010 and existing store sales that were not in operation for the full comparable year. As of both December 31, 2010 and 2009, the number of retail stores in operation in the Canada segment remain unchanged at 40. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $46.9 million, or $9.1 million lower when compared to the same period last year.
Wholesale net sales increased $0.5 million, or 4.4%, to $11.9 million for the year ended December 31, 2010 as compared to $11.4 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $10.8 million, or $0.7 million lower when compared to the same period last year.
Online consumer net sales slightly increased to $0.2 million, or 12.5%, to $1.8 million for the year ended December 31, 2010 as compared to $1.6 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $1.6 million, or unchanged when compared to the same period last year.
International: Total net sales for the International segment decreased $16.2 million, or 10.3%, to $140.7 million for the year ended December 31, 2010 as compared to $157.0 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $141.2 million, or $15.7 million lower when compared to the same period last year.
Retail net sales decreased $15.3 million, or 11.6%, to $116.8 million for the year ended December 31, 2010 as compared to $132.1 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in number of units sold combined with a slight decrease in price per units sold. Comparable store sales for the year ended December 31, 2010 decreased by 15.0%, or $17.8 million as compared to the comparable period in 2009. Declines in 2010 were offset by an increase of approximately $2.5 million relating to incremental sales of three new stores opening in 2010 and existing store sales that were not in operation for the full comparable year. Since December 31, 2009, the number of International retail segment stores in operation decreased from 81 to 76. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $117.0 million, or $15.1 million lower when compared to the same period last year.
Wholesale net sales decreased $0.9 million, or 7.3%, to $11.5 million for the year ended December 31, 2010 as compared to $12.4 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $11.9 million, or $0.2 million lower when compared to the same period last year.
Online consumer net sales for both the year ended December 31, 2010 and 2009 was $12.5 million. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $12.3 million, or $0.4 million lower when compared to the same period last year.
Cost of sales: Cost of goods sold as a percentage of net sales was 47.5% and 42.7% for the years ended December 31, 2010 and December 31, 2009, respectively. On a comparative basis, cost of goods sold was impacted by an increase in yarn and fabric prices, labor inefficiencies associated with training of newly added sewers, and continued shift in production mix towards more complex retail styles that have a higher cost of production. Cost of goods sold was also impacted by a shift in mix from retail to wholesale net sales, for which the wholesale segment generates lower margins. The increase in cost of sales in 2010 compared to 2009 was partially offset by $1.9 million, due to a decline in the value of the U.S. Dollar relative to foreign currencies primarily with the Canadian dollar. Additionally, the net impact of inventory reserve for obsolescence and shrinkage to cost of goods sold was approximately $1.1 million for the year ended December 31, 2010 as compared to $1.2 million for the year ended December 31, 2009.
Selling expenses: Selling expenses increased $19.7 million, or 9.9%, to $218.2 million for the year ended December 31, 2010 as compared to $198.5 million million for the year ended December 31, 2009. As a percentage of sales, selling expenses increased to 40.9% in the year ended December 31, 2010 from 35.5% in the year ended December 31, 2009. The increase was mainly attributable to the impact of full year 2009 store openings of $7.2 million, advertising and marketing expenses of $3.8 million, salaries, wages and benefits of $2.7 million, impact of new stores and closures in 2010 of $2.2 million, facility related expenses of $1.1 million, travel and entertainment expenses of $0.9 million, rent termination cost of $0.8 million, stock compensation expense of $0.6 million, and supplies expense in the International segment of $0.4 million.

General and administrative expenses: General and administrative expenses increased $9.6 million, or 10.3%, to $103.2 million for the year ended December 31, 2010 as compared to $93.6 million for the year ended December 31, 2009. As a percentage of sales, general and administrative expenses increased to 19.4% in the year ended December 31, 2010 from 16.8% in the year ended December 31, 2009. The increase was primarily due to stock compensation expense of $4.2 million, worker's compensation expense of $1.7 million, payroll related expense of $1.5 million, bad debt expense of $0.9 million and facilities and equipment of $1.3 million.
Retail store impairment charges: At December 31, 2010, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eighteen retail stores was less than their carrying value at December 31, 2010 based on sales performance through the date of issuance of these financial statements, and projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $8.6 million and $3.3 million for the year ended December 31, 2010 and 2009, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense, for the year ended December 31, 2010, consisted of interest on the BofA Credit Agreement, the Bank of Montreal Credit Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 3.4% to 18.0% during the year ended December 31, 2010 and 4.8% to 16.0% during the year ended December 31, 2009. Interest expense increased $1.2 million, or 5.3%, to $23.8 million for the year ended December 31, 2010 as compared to $22.6 million for the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 primarily consisted of deferred financing cost of approximately $3.7 million and Lion Credit Agreement related interest of approximately $17.5 million, of which $14.3 million was paid in kind. For the year ended December 31, 2009, interest expense primarily consisted of BofA related fees and interest of $3.9 million, Lion Credit Agreement fees and interest of $13.8 million and SOF Credit Agreement related fees and interest of $4.8 million.
Foreign currency transaction gain: Foreign currency transaction gain was $0.7 million for the year ended December 31, 2010, as compared to a gain of $2.9 million for the year ended December 31, 2009. The unfavorable change related to lower exchange gains of the U.S. Dollar relative to foreign currencies used by our international subsidiaries for December 31, 2010 compared to the same periods in the prior year
Unrealized loss on change in fair value of warrants: The change in fair value of warrants was a loss of $1.0 million for the year ended December 31, 2010. No change in fair value of warrants was recorded for the year ended December 31, 2009.
Other expense (income): There was relatively no changes to other expense (income) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.
Income tax provision: The income tax provision changed $8.4 million, to $12.2 million for the year ended December 31, 2010 as compared to $3.8 million for the year ended December 31, 2009. The change was primarily due to an increase in valuation allowance charges for the year ended December 31, 2010. The effective income tax rate for the year ended December 31, 2010 was 16.4% (a provision expense against book loss before income tax), as compared to 77.4% for the year ended December 31, 2009 (a net income year). The effective rates for both years differed from the statutory rate due to valuation allowances charges and changes in liabilities for uncertain tax positions. For the year ended December 31, 2010, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets, and recorded a return to provision adjustment for state tax credits. These charges were offset slightly by a benefit recorded for reversal of uncertain tax positions related to U.S. federal and state filing positions.  For the year ended December 31, 2009, we recorded valuation allowances against certain foreign net operating losses and established certain liabilities related to uncertain tax positions as a result of a Canadian income tax audit.
See Note 13-Income Taxes to the consolidated financial statements included in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008
(Dollars in thousands)

	For the Years Ended December 30,
	2009	% of net sales	2008	% of net sales
U.S. Wholesale	$141,521	25.3%	$162,668	29.8%
U.S. Retail	191,325	34.2%	168,653	30.9%
Canada	68,983	12.3%	67,280	12.3%
International	156,946	28.1%	146,449	26.9%
Total net sales	558,775	100.0%	545,050	100.0%
Cost of sales	238,863	42.7%	250,629	46.0%
Gross profit	319,912	57.3%	294,421	54.0%

Selling expenses	198,518	35.5%	184,122	33.8%
General and administrative expenses	93,636	16.8%	73,591	13.5%
Retail store impairment	3,343	0.6%	644	0.1%
Income from operations	24,415	4.4%	36,064	6.6%

Interest expense	22,627	4.0%	13,921	2.6%
Foreign currency transaction (gain) loss	(2,920)	(0.5)%	621	0.1%
Other (income) expense	(220)	(0.0)%	155	0.0%
Income before income taxes	4,928	0.9%	21,367	3.9%
Income tax provision	3,816	0.7%	7,255	1.3%
Net income	$1,112	0.2%	$14,112	2.6%

U.S. Wholesale: Total net sales for our U.S. Wholesale segment decreased $21.2 million, or 13.0%, to $141.5 million for the year ended December 31, 2009 as compared to $162.7 million for the year ended December 31, 2008. Net sales to wholesale customers (excluding online consumer sales) decreased $19.0 million, or 13.8%, to $118.2 million for the year ended December 31, 2009 as compared to $137.2 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Online consumer sales decreased $2.2 million, or 8.6%, to $23.3 million for the year ended December 31, 2009, as compared to $25.5 million for the year ended December 31, 2008. The decrease in online consumer sales was primarily due to a significant reduction in online advertising and the cannibalization of online sales as a result of operating additional retail locations.
U.S. Retail: Net sales for the U.S. Retail segment increased $22.6 million, or 13.4%, to $191.3 million for the year ended December 31, 2009 as compared to $168.7 million for the year ended December 31, 2008. The increase was primarily due to $14.5 million of incremental net sales contributed by 15 new retail stores opened in key markets within the U.S. during 2009, and $33.0 million of incremental net sales from the 44 new stores opened within the U.S. during 2008, for the period before their first full year of operation. The increase was partially offset by a $24.8 million decline in comparable store sales for retail stores in the U.S. Retail segment for the year ended December 31, 2009. Since December 31, 2008, we opened 15 new retail stores in the U.S. Retail segment, while closing two and the number of stores in operation increased from 147 to 160.
Canada: Total net sales for our Canada segment increased $1.7 million, or 2.5%, to $69.0 million for the year ended December 31, 2009 as compared to $67.3 million for the year ended December 31, 2008. Net sales to retail customers increased $3.1 million, or 5.9% to $56.0 million for the year ended December 31, 2009 compared to $52.9 million for the year ended December 31, 2008. The increase was primarily caused by $3.3 million of incremental net sales contributed by the four new retail stores opened in key markets within Canada during 2009. The increase was partially offset by a $2.4 million, or 5%, decline in same store sales for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for 2009 would have been approximately $73.9 million, or $6.6 million higher when compared to 2008. Since December 31, 2008 we opened 4 new retail stores, while closing one and the number of stores in operation increased from 37 to 40.

Net sales to wholesale customers decreased $1.3 million, or 10.2% to $11.4 million for the year ended December 31, 2009 as compared to $12.7 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008 total revenue for the current year would have been approximately $72.2 million, or $6.6 million higher when compared to 2008.
Online sales decreased $0.1 million, or 5.9%, to $1.6 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for 2009 would have been approximately $1.7 million, resulting in no change when compared to 2008.
International: Total net sales for the International segment increased $10.5 million, or 7.2%, to $156.9 million for the year ended December 31, 2009 as compared to $146.4 million for the year ended December 31, 2008. Net sales to retail customers increased $12.4 million, or 10.4% to $132.1 million for the year ended December 31, 2009 as compared to $119.7 million for the year ended December 31, 2008. The increase was primarily caused by $6.0 million of incremental net sales contributed by the eight new retail stores opened in key markets during 2009. The increase was partially offset by a 4% decline in same store sales for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for 2009 would have been approximately $167.6 million, or $21.2 million higher when compared to 2008. Since December 31, 2008, we opened 8 new retail stores, while closing two and the number of stores in operation increased from 75 to 81.
Net sales to wholesale customers decreased $2.1 million, or 14.5%, to $12.4 for the year ended December 31, 2009 as compared to $14.5 million for the year ended December 31, 2008. This decrease was primarily caused by difficult economic conditions for our wholesale customers, especially for private label and manufacturer customers, who significantly reduced their order volumes. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for the current year would have been approximately $13.1 million, or $1.4 million lower when compared to the same period last year.
Online net sales increased $0.3 million, or 2.5% to $12.5 million for the year ended December 31, 2009 as compared to $12.2 million for the year ended December 31, 2008. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for 2009 would have been approximately $13.6 million, or $1.4 million higher when compared to 2008.
Cost of sales: Cost of sales as a percentage of net sales was 42.7% and 46.0% for the years ended December 31, 2009 and 2008, respectively. Cost of sales for 2008 was impacted by $13.2 million, or 2.4%, as a percentage of sales, in stock based compensation expense relating to the award of approximately 1.9 million shares of common stock to our manufacturing employees (the “2008 Grant”) during the third quarter of 2008. On a comparative basis, excluding the impact of the 2008 Grant, our cost of sales as a percentage of net sales decreased from 43.6% for the year ended December 31, 2008 to 42.7% for the year ended December 31, 2009. Cost of sales was impacted by a shift in mix from wholesale to retail sales, as retail increased from 62.6% of total net sales in 2008 to 67.9% of total net sales in 2009. The favorable impact from the shift in mix was partially offset by the negative impact of the appreciation of the U.S. dollar versus foreign currencies for the full year 2009 relative to the full year 2008. Cost of sales was also negatively impacted by lower capacity utilization of our manufacturing facilities in the first half of 2009 due to the hiring of additional sewing operators to expand production capacity in 2010 and to replace sewing operators dismissed following the ICE inspection. These lower capacity utilization resulted in lower amount of fixed overhead loss allocation to units of inventory produced.

Selling expenses: Selling expenses together with unallocated corporate selling, advertising and promotion expenses, for the year ended December 31, 2009, increased $14.4 million, or 7.8%, to $198.5 million for the year ended December 31, 2009 as compared to $184.1 million for the year ended December 31, 2008. Specifically, rent and occupancy costs increased $18.3 million and payroll and benefit costs increased $5.5 million. The increase in payroll costs was a result of higher staffing costs required to support the increased number of stores in operation compared to in the prior year.
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
Pre-opening expenses for the U.S. Retail segment totaled $2.3 million for the year ended December 31, 2009, associated with the opening of 15 new retail stores, as compared with $5.8 million for the year ended December 31, 2008. Pre-opening expenses in the Canada and International segments totaled $1.6 million for the year ended December 31, 2009, associated with the opening of 12 new retail stores, as compared with $4.5 million for the year ended December 31, 2008. Pre-opening expenses include costs related to opening new stores such as materials, pre-opening labor and training; utilities, travel, and IT labor costs. The decrease in pre-opening expenses from the prior year was due to the larger number of stores in the process of being opened in prior year.
General and administrative expenses: General and administrative (“G&A”) expenses increased $20.4 million, or 27.7%, to $94.0 million for the year ended December 31, 2009, as compared to $73.6 million for the year ended December 31, 2008. G&A expenses represented 16.8% and 13.5% of total net sales for the years ended December 31, 2009 and 2008, respectively. G&A expenses increased by $7.5 million due to higher depreciation charges, and $4.1 million due to an increase in salaries, wages and benefits, primarily associated with an increased number of retail stores in operation during the year ended December 31, 2009 as compared to year ended December 31, 2008. An additional $5.1 million of the increase in G&A was due to higher professional fees related to accounting and legal services, and $1.6 million related to bonuses and director stock grants.
Retail store impairment charges: At December 31, 2009, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eighteen retail stores was less than their carrying value at December 31, 2009 based on sales performance through the date of issuance of these financial statements, and projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $3.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively, to reduce the assets' carrying value to their estimated fair value.
Interest expense: The major components of interest expense for the year ended December 31, 2009 consisted of interest on our revolving line of credit, loans from our CEO and unrelated parties, capital leases and our term loans. Interest rates on our various debt facilities and capital leases ranged from 4.8% to 16.0% during the year ended December 31, 2009 and 6.2% to 21.0% during the year ended December 31, 2008. Interest expense increased $8.7 million to $22.6 million for the year ended December 31, 2009, as compared to $13.9 million for the year ended December 31, 2008. Interest expense represented 4.0% and 2.6% of the total net sales for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, interest expense primarily consisted of BofA related fees and interest of $3.9 million, Lion Credit Agreement fees and interest of $13.8 million and SOF Credit Agreement related fees and interest of $4.8 million. For the year ended December 31, 2008, interest expense primarily consisted of BofA Credit Agreement related fees and interest of $2.7 million and SOF Credit Agreement related fees and interest of approximately $10.2 million.
Foreign currency transaction gain: Foreign currency transaction gain was $2.9 million for the year ended December 31, 2009, as compared to a loss of $0.6 million for the year ended December 31, 2008, mainly due to an appreciation of the U.S. Dollar relative to foreign currencies used by our international subsidiaries during the year ended December 31, 2009, compared to prior periods.
Unrealized (gain) loss on change in fair value of warrants: No change in fair value of warrants was recorded for the year ended December 31, 2009.
Other (income) expense: Other income was $0.2 million for the year ended December 31, 2009 as compared to other expense of $0.2 million for the year ended December 31, 2008.
Income tax provision: Income taxes decreased $3.5 million to a $3.8 million income tax provision for the year ended December 31, 2009, as compared to a $7.3 million income tax provision for the year ended December 31, 2008. The decrease was due to the decline in income before taxes for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The effective income tax rate for the year ended December 31, 2009 was 77.4% as compared to 34% for the year ended December 31, 2008. The significant increase in the effective income tax rate for the year ended December 31, 2009 compared to prior year was primarily due to the establishment of valuation allowances against certain foreign net operating losses and the establishment of certain liabilities related to uncertain tax positions raised in connection with certain income tax audits. We are forecasting a pre-tax loss in 2011 so it will be difficult again to gauge if the tax rate will return to percentage consistent with prior years
We file income tax returns for various states and foreign jurisdictions. Where applicable, we provide for state and foreign taxes at the applicable statutory state and country rates multiplied by pre-tax income.

Liquidity and Capital Resources
As of December 31, 2010, we had (i) approximately $7.7 million in cash, (ii) $4.9 million of availability for additional borrowing and $53.4 million outstanding on a $75.0 million revolving credit facility under the BofA Credit Agreement, (iii) $5.0 million of availability for additional borrowings and $3.8 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $81.2 million of borrowings outstanding under the Lion Credit Agreement, net of discount, and including accrued paid-in-kind interest of $17.2 million. See “Debt Agreements” below for an overview of the BofA Credit Agreement, the Lion Credit Agreement and our other debt agreements. As of February 28, 2011 (the latest date as of which such information was available), we had approximately $5.3 million in cash, while as of March 30, 2011, we had $1.9 million of availability for additional borrowings and $58.2 million outstanding on the credit facility under the BofA Credit Agreement and C$1.2 million of availability for additional borrowings and C$3.9 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, and proceeds from the exercise of warrants. Our principal liquidity requirements are for working capital and capital expenditures and in 2010 to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, borrowings from revolving credit facilities and term loans under the Lion Credit Agreement. We also in the past have funded liquidity needs with related party loans from our CEO, all of which were canceled in exchange for shares of common stock in March 2011, and cash investments by our CEO, who purchased 1,129,576 treasury shares of common stock at a total cost of $1.675 million in December 2010 and 1,801,802 shares of common stock at a total cost of approximately $2.0 million in March 2011. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010. Our current operating plan indicates that we will incur a loss from operations for fiscal 2011 and generate negative cash flows from operating activities. As a result of these factors and the negative comparative store sales achieved in 2010, together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern. In addition, for these reasons, and due to the effect on our ability to borrow under our revolving credit agreements as a result of the “going concern” qualification with respect to our 2010 financial statement described below, we may not have sufficient liquidity or minimum cash levels to operate the business.

We are currently exploring alternatives for other sources of capital for ongoing cash needs, and we have engaged a financial advisory firm. We are working to develop and implement a plan to improve our operating performance and our cash, liquidity and financial position. This plan includes reduction of seasonal volatility in production levels at our manufacturing facilities in order to reduce direct labor costs and increase production efficiency; streamlining the our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; lengthening the cycle of payables to certain vendors and landlords; improving merchandise allocation procedures; and rationalizing staffing levels at our retail stores. In addition, we continue to develop other initiatives intended to increase sales, reduce costs and/or improve liquidity. If we cannot meet our capital needs from these actions, we may be required to take additional steps such as further modifying our business plan to close additional stores, further reducing production or reducing or delaying capital expenditures or seeking to restructure our existing indebtedness. We also are in the process of seeking additional financing, to the extent available.

However, there can be no assurance that our plan to improve our operating performance and financial position will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all. As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected. In addition, any equity financing or warrants that we may be required to issue in connection with any financing may be substantially dilutive to existing stockholders and may require reductions in exercise prices or other adjustments of our existing warrants. Furthermore, our vendors and landlords may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, obtain alternative sources of capital or otherwise meet our liquidity needs, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The BofA Credit Agreement and the Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. Our consolidated financial statements for the year ended

December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BofA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants will also, absent a waiver, prevent us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by us and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. Our daily cash needs are funded through borrowings under the BofA Credit Agreement. If we are unable to borrow under the BofA Credit Agreement, we will be unable to fund our operations.

In addition, the BofA Credit Agreement matures in July 2012, and the Bank of Montreal Credit Agreement matures in December 2012, and there can be no assurances that we will be able to negotiate a renewal or extension of these credit agreements with our existing lenders or enter into a replacement credit agreement with new lenders or commercially reasonably terms or at all. If we are not able to enter into a renewal, extension or replacement of the BofA Credit Agreement or the Bank of Montreal Credit Agreement prior to their respective maturities, we would no longer have access to liquidity from such revolving credit facility after its maturity date. As a result, our access to working capital would be limited and this could adversely affect our ability to finance and continue our operations.

The Lion Credit Agreement also requires us to furnish our audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The requirement that such financials statements be delivered without a going concern qualification has been waived for financial statements relating to the 2010 fiscal year; however, such waiver ceases to be in effect if an event of default occurs under the BofA Credit Agreement as a result of a going concern qualification with respect to such financial statements. The Lion Credit Agreement also contains cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement could also constitute an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.
On January 11, 2011, we entered an agreement to sell and simultaneously lease back all of our unencumbered manufacturing equipment, for a term of 48 months. The sale price of the manufacturing equipment was $3.1 million. We have an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $0.3 million. The transaction is accounted for as a financing transaction in the first quarter of 2011.
Cash Flow Overview
Cash Flow Overview for the years ended December 31, 2010, 2009 and 2008 is as follows (dollars in thousands):

	2010	2009	2008
Net cash (used in) provided by:
Operating activities	$(32,370)	$45,203	$18,886
Investing activities	(15,662)	(20,889)	(69,865)
Financing activities	48,172	(25,471)	41,171
Effect of foreign exchange rate changes on cash	(1,530)	(1,165)	1,884
Net decrease in cash	$(1,390)	$(2,322)	$(7,924)
Year Ended December 31, 2010
For the year ended December 31, 2010, cash used in operations was $32.4 million. This was a result of net losses of $86.3 million, non-cash expenses of of $78.4 million, including depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent and cash used of $24.5 million. Changes in cash related uses were due to an increase in trade receivables of $1.7 million, increases in inventory of $37.2 million, a decreases in prepaid expenses and other current assets of $0.6 million, increase in other long-term assets of $0.6 million, an increase in accounts payable and accrued expenses and other liabilities of $13.7 million and an increase in income taxes of $0.8 million. The increase in inventory was due to higher levels of production during fiscal 2010, increased manufacturing costs, and introduction of new product styles.

For the year ended December 31, 2010, we used $15.7 million of cash in investing activities. This consisted of increased net investment in property and equipment of $4.8 million for the U.S. Wholesale segment, $7.6 million for the U.S. Retail segment, $1.5 million for the Canada segment and $1.9 million for the International segment. During this period, one new retail store was opened in the United States, two new retail store were opened in Canada, and three new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

For the year ended December 31, 2010, cash provided by financing activities was $48.2 million. This consisted primarily from net borrowings of $50.9 million under our revolving credit facilities, offset by net cash overdraft, stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.

Year Ended December 31, 2009
For the year ended December 31, 2009, cash provided by operations was $45.2 million. This was a result of net income of $1.1 million, non-cash expenses of $47.3 million, including depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent, and cash of $3.2 million provided by changes in operating assets and liabilities were due to an increase in accounts payable and accrued expenses and other liabilities of $3.6 million, a decrease in inventory of $9.5 million, and a decrease in income tax payable of $9.9 million. The decrease in inventory levels during 2009 included a reduction in raw material purchases and moderated production in order to maintain lower levels of inventory in response to the declining economic environment and a projected decrease in demand from wholesale customers.
For the year ended December 31, 2009, we used $20.9 million of cash in investing activities. This was primarily a result of investment in property and equipment of $4.6 million for the U.S. Wholesale segment, $11.2 million for the U.S. Retail segment, $1.4 million in the Canada segment and $3.8 million in the International segment.
For year ended December 31, 2009, cash used in financing activities was $25.5 million. This was primarily the result of using available cash and our new financing received from Lion to pay down our revolving credit facility and our previous term note and notes payable.

Year Ended December 31, 2008
For the year ended December 31, 2008, cash provided by operations was $18.9 million. This was a result of net income of $14.1 million, non-cash expenses of $39.6 million, including depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction loss, allowance for inventory shrinkage and obsolescence, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent, and cash of $34.9 million provided by changes in operating assets and liabilities were due to an increase in accounts payable and accrued expenses of $21.4 million, an increase in income taxes payable of $2.1 million, an increase in inventory of $48.1 million, an increase in trade and other receivables of $0.8 million, an increase in prepaid expenses and other current assets of $0.4 million and an increase to other assets of $9.1 million. The increase in inventory levels during 2008 included raw material purchases and production of product to support our growth in the U.S. Wholesale segment and continued expansion of the retail business in U.S. Retail, Canada and International segments.
For the year ended December 31, 2008, we used $69.9 million of cash in investing activities. This was primarily a result of increased investment in property and equipment for the U.S. wholesale segment by approximately $13.9 million and an investment in property and equipment of $29.5 million for the U.S. Retail, $4.7 million in the Canada segment and $18.3 million in the International segment. In addition, we acquired all of the assets of a fabric dyeing and finishing plant for $3.5 million.
For year ended December 31, 2008, cash provided by financing activities was $41.2 million. This was primarily the result of our principal capital requirements to fund working capital needs and to finance opening of new retail stores, as well as to finance purchase of new manufacturing and information systems equipment to support higher production levels and growth in online operations. Proceeds from exercise of warrants amounted to $65.6 million offset by the $10.0 million repurchase of treasury shares and $5.2 million to satisfy the applicable income tax withholding obligations in connection with the net share settlement of some of the Endeavor Warrants which is deemed to be a repurchase by our Company of its common stock. Other financing activities included receipt of a $2.5 million loan from Dov Charney, offset by debt repayments and financing costs.

Debt Agreements
Revolving Credit Facilities:
On July 2, 2007, we replaced our, then existing, credit facility with an increased revolving credit facility (the “BofA Credit Agreement”) of $75.0 million from Bank of America, N.A (the “Bank”). Availability under the BofA Credit Agreement, which is secured by substantially all of our assets, is calculated by a formula referencing the amounts of accounts receivable and inventory that we maintain at any given time. The BofA Credit Agreement also imposes certain restrictions on us regarding capital expenditures and limits our ability to, among other things, incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.
Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by the Bank and are collateralized by substantially all of our assets. Interest under the agreement is at LIBOR (0.30% at December 31, 2010) plus 4.5% or the Bank’s prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum) (3.25% at December 31, 2010) plus 2.5%, at our option. In addition, the BofA Credit Agreement requires us to maintain certain amounts of unused availability under the revolving credit facility. The BofA Credit Agreement will mature on July 2, 2012. Net available borrowing capacity, reflecting outstanding letters of credit of approximately $8.6 million and outstanding borrowings of $53.4 million at December 31, 2010, was approximately $4.9 million as determined based on our levels of inventory and amount of account receivables.
On December 30, 2009, our Canadian Companies replaced their secured revolving credit facility of C$4.0 million from Toronto Dominion Bank, with an increased revolving credit facility (the “Bank of Montreal Credit Agreement”) of C$11.0 million from Bank of Montreal (the “Canadian Bank”). The revolving credit facility is secured by liens on personal property, on all present and future movable property of our Canadian Companies. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by the Canadian Bank. Interest under the agreement is at the Bank’s prime rate (3..25% at December 31, 2010) plus 2.0%. The credit facility matures on December 30, 2012, and our available borrowing capacity at December 31, 2010 was $5.0 million.
Long-term debt and capital lease obligations:
On March 13, 2009, we entered into agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively), who provided us with term loans in an aggregate principal amount equal to $80.0 million, of which $5.0 million constituted a fee paid by us to Lion in accordance with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of us to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty.
Approximately $51.3 million of the proceeds of the loans made under the Lion Credit Agreement were used by us to repay in full all outstanding principal and interest due under the SOF Credit Agreement. The remaining proceeds were used to repay $3.3 million of loans we owed to our CEO (see Note 11 to the consolidated financial statements contained elsewhere herein), to pay fees and expenses of $4.3 million that were capitalized as deferred financing costs and included in other assets in the consolidated balance sheet as of December 31, 2009, and to reduce the outstanding revolver balance under the BofA Credit Agreement by $16.0 million.
In connection with the loans under the Lion Credit Agreement, we issued the Existing Lion Warrant, which was subsequently amended by the Existing Lion Warrant Amendment. We allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56.0 million, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Existing Lion Warrant was recorded as a debt discount and a credit to stockholders’ equity at its relative fair value of approximately $18.7 million. At December 31, 2010, the debt, net of unamortized discount and excluding interest paid-in-kind of $17.2 million, totaled approximately $64.0 million, and will be accreted up to the $80.0 million par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Existing Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Existing Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company’s common stock issuable upon exercise of the Existing Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the

Company at less than fair market value.
As of December 31, 2010, we had outstanding approximately $81.2 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion. The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement also constitutes an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable. Based upon our anticipated noncompliance with certain covenants of the BofA Credit Agreement, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.
On January 11, 2011, we entered an agreement to sell and simultaneously lease back substantially all of our unencumbered manufacturing equipment, for a term of 48 months. The sale price of the manufacturing equipment was $3,100. We have an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. The transaction is accounted for as a financing transaction.
On January 31, 2011, we entered into a waiver to the Lion Credit Agreement, which among other things, waived for the period from January 31, 2011 to but excluding February 11, 2011, our obligation to maintain a minimum Consolidated EBITDA (as defined in the Lion Credit Agreement) for the twelve consecutive fiscal month period ending January 31, 2011. This period was subsequently extended to February 18, 2011.
On February 18, 2011, we entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. Furthermore, the fifth amendment calls for the previously issued Existing Lion Warrant (see Note 15 to the consolidated financial statements contained elsewhere herein) to be adjusted upon any issuance and sale of Common Stock or Preferred Stock below $1.11, to that of the lowest issuance price of such transaction. This provision expires in August 2011. In connection with the fifth amendment, we paid Lion a fee of approximately $1.0 million, of which was recorded as paid in kind and added to the outstanding indebtness and capitalized as a deferred financing cost to be amortize over the remaining term of the loan.
On March 24, 2011, in accordance with the fifth amendment to the Lion Credit Agreement, American Apparel and Lion entered into the Existing Lion Warrant Amendment, which, among other things, extended the term of the Existing Lion Warrant to February 18, 2018 and reduced the exercise price of the Existing Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Existing Lion Warrant or the Lion Credit Agreement. In addition, we issued the New Lion Warrant to Lion, which expires in 2018 and is exercisable at any time during its term, to purchase an aggregate of 759,809 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the New Lion Warrant or the Lion Credit Agreement.
Related-party Debt: As of December 31, 2010, we had outstanding approximately $4.6 million of related party long-term debt payable to our CEO, Dov Charney. The notes provide for interest at an annual rate of 6%, payable in kind, and are due in December 2012 and January 2013. Notes are subordinated to the Canadian revolving credit facility, BofA Credit Agreement and Lion Credit Agreement.
On March 24, 2011, American Apparel and Mr. Charney entered into an agreement, pursuant to which the accrued promissory notes payable by the Company to Mr. Charney were canceled in exchange for an issuance by the Company of an aggregate of 4,223,194 shares of our common stock at a price of $1.11 per share, with 50% of such shares being issued at closing and the remaining shares issuable to Mr. Charney only if prior to the third anniversary of the closing date (x) the closing sale price of the Common Stock on the NYSE Amex exceeds $3.50 for 30 consecutive trading days or (y) there is a change of control of American Apparel.

The following is an overview of our total debt as of December 31, 2010 (dollars in thousands).

Description of Debt	Lender Name	Stated Interest Rate	December 31, 2010	Covenant Violations
Revolving credit facility	Bank of America, N.A.	(LIBOR + 4.5%)	$53,414	No
Revolving credit facility (Canada)	Bank of Montreal	5%	3,799	Yes
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	17%	81,206	No
Other			444	N/A
Capital lease obligations	30 individual leases ranging between $1-$633	From 3.4% to 16.7%	1,102	N/A
Subordinated notes payable to related parties		6%	4,611	N/A
Cash overdraft			3,328	N/A
Total debt including cash overdraft			$147,904
Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement limits our domestic subsidiaries from incurring capital expenditures of more than $25.0 million, and the Lion Credit Agreement limits us from incurring capital expenditures of more than $27.5 million, for the year ended December 31, 2010. Our actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments, which consist of our domestic subsidiaries, were $12.3 million for the year ended December 31, 2010. Our total actual capital expenditures were $15.7 million for the year ended December 31, 2010, respectively. The BofA Credit Agreement also imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of 10% of our net availability under the BofA Credit Agreement. At December 31, 2010 our net availability under the credit agreement was $74.3 million, minimum excess availability was $7.4 million, and our excess availability was $12.4 million.

The BofA Credit Agreement and Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. Our consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BoA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants could also, absent a waiver, allow the banks prevent us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by us and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. Our daily cash needs are funded through borrowings under the BofA Credit Agreement. If we are unable to borrow under the BofA Credit Agreement, we will be unable to fund our operations. We have made a formal request to BofA and Lion for waivers, however there can be no assurances that we will be successful in obtaining waivers from our lenders.

On March 31, 2010, we entered into a second amendment to the Lion Credit Agreement, which among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00.

On June 23, 2010, we entered into a third amendment to the Lion Credit Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that we deliver financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until we deliver financial statements to Lion for the next Fiscal Quarter. As of December 31, 2010, we were not within range and therefore the interest rate payable increased from 15% to 17%.

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

On September 30, 2010, we entered into a fourth amendment to the Lion Credit Agreement, which among other things, (i) waived the minimum Consolidated EBITDA financial covenant for the quarters ended September 30, 2010 and December 31, 2010, and (ii) replaced the quarterly minimum Consolidated EBITDA financial covenant, with a monthly minimum Consolidated EBITDA financial covenant (as defined in the fourth amendment to the Lion Credit Agreement) beginning January 31, 2011.

On January 31, 2011 we entered into a waiver to the Lion Credit Agreement, which among other things, waived for the period from January 31, 2011 to but excluding February 11, 2011, our obligation to maintain a minimum Consolidated EBITDA (as defined in the Lion Credit Agreement) for the twelve consecutive fiscal month period ending January 31, 2011. This period was subsequently extended to February 18, 2011.

On February 18, 2011, we entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges for professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. In connection with the fifth amendment, we paid Lion a fee of approximately $1.0 million, which was capitalized as a deferred financing cost and will amortize over the remaining term of the loan.

Additionally, the BofA Credit Agreement and the Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements could cause an event of default under the other credit agreement. Consequently, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal Credit Agreement also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. The Bank of Montreal Credit Agreement also contains covenants which require us to furnish audited financial statements of our Canadian subsidiaries within 120 days after the fiscal year end without a going concern or like qualification. As of December 31, 2010, we were not in compliance with the covenant which required furnishing audited financial statements of our Canadian subsidiaries to Bank of Montreal within 120 days after December 31, 2009. Noncompliance with such covenant constitutes and event of default under the credit agreements, which, if not waived, could block us from making borrowings under the Bank of Montreal Credit Agreement. In addition, all indebtedness under the Bank of Montreal Credit Agreement could be declared immediately due and payable.
Future Capital Requirements
As of December 31, 2010, we had (i) approximately $7.7 million in cash, (ii) $4.9 million of availability for additional borrowings and $53.4 million outstanding under the BofA Credit Agreement, (iii) $5.0 of availability for additional borrowings and $3.8 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement. We are pending approval on capital expenditures limits for fiscal 2011 for our U.S. operations, as set by restrictions in the BofA Credit Agreement and the Lion Credit Agreement. Capital expenditures are primarily necessary to fund the opening of new stores and the remodeling of existing stores, and the purchase of manufacturing equipment, distribution center equipment and computer hardware and software.

Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate the leases as they expire. Issued and outstanding letters of credit were $8.6 million at December 31, 2010, and were related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.
Contractual Obligations Summary
The following table summarizes our contractual commitments as of December 31, 2010, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facility, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including the related real estate taxes and maintenance costs, are included in the cost of sales and general and administrative expenses in our consolidated financial statements and amounted to approximately $86.7 million for the year ended December 31, 2010.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$190,144	$183,096	$6,684	$62	$302
Current debt, including interest	361	361	—	—	—
Capital lease obligations, including interest	1,188	619	569	—	—
Operating lease obligations	417,426	67,696	125,336	108,359	116,035
Advertising commitments	3,764	3,764	—	—	—
Self insurance reserves	10,938	4,254	3,471	1,738	1,475
Total contractual obligations	$623,821	$259,790	$136,060	$110,159	$117,812
We had approximately $1.3 million of total gross unrecognized tax benefits, including interest at December 31, 2010. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year. Therefore, these amounts are not included in the table above.
Seasonality
We experience seasonality in our operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of our wholesale and retail sales channels. Generally, our retail sales channel has not experienced the same pronounced sales seasonality as other retailers.
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and thus far through the first quarter of 2011. As of March 31, 2011, our per pound cost is approximately two times what it was immediately prior to when cotton prices began to rise in 2010. Although to date we have not experienced any meaningful shortages in the supply of yarn and fabrics we cannot predict if any future shortages will occur and if such shortages do occur they could have a material effect on our financial condition and results of operations. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment limits the ability of American Apparel to recover higher costs resulting from inflation by raising prices.
Although, we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations. Further, in response to increases in our raw material costs we have implemented only modest price increases of certain products in our Wholesale and U.S. Retail segments. We are unable to predict if we will be able to successfully pass on the added cost of raw materials by further increasing the price of our products to our wholesale and retail customers.
Critical Accounting Estimates and Policies
Complete descriptions of our significant accounting policies are outlined in Note 3 to our consolidated financial statements under Item 8—Financial Statements and Supplementary Data. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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

Sales Returns and Allowances
We analyze sales returns in order to make reasonable and reliable estimates of product returns for our wholesale, online product sales and retail store sales based upon historical experience. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to it by customers. Accordingly, we believe that our historical returns analysis is an accurate basis for our allowance for sales returns. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for our allowance for sales returns above. However, we believe that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at the allowance. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns and credits may differ from established reserves. Actual experience may be significantly different than our estimates due to various factors, including, but not limited to, changes in sales volume based on consumer demand and competitive conditions. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, we would record a reduction or increase to net revenues in the period in which it made such determination.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (“FIFO”) method. We identify potential excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. At times however, we will purposefully engage in inventory build up at a rate that outpaces sales. This is typically done during the first and second quarters in anticipation of the peak selling season which occurs during the summer months of the third and fourth quarters each year. At such times, we will consider the timing of inventory buildup in order to determine whether the buildup warrants additional reserves for inventory obsolescence. If the inventory buildup occurs in advance of the selling season, management maintains the existing reserve for excess and slow-moving inventory until the peak selling season has passed and the accumulated sales data provides a better basis for an update of our management’s estimate of this provision.

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
We evaluate acquired assets and our retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist, and therefore long lived assets could be impaired. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets. During the years ended December 31, 2010, 2009 and 2008 we recorded an impairment charge in the amount of $8.6 million, $3.3 million and $0.6 million related to underperforming retail stores located in each of the U.S. Retail, Canada and International segments.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. We periodically review the recoverability of deferred tax assets recorded on our balance sheet and provide valuation allowances as management deems necessary. Based upon the results of fiscal 2010, trends in our performance during the year and projected through 2011 it is more likely than not that we will not realize any benefit from the deferred tax assets recorded by us in previous periods. We did not record income tax benefits in the consolidated financial statements for the year ending December 31, 2010 as we determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets. During the years ended December 31, 2010 and 2009, we recorded a valuation allowance against deferred tax assets of $52.0 million and $20.5 million. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
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

The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. See Note 16 and 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Self insurance liabilities
We maintain self-insurance programs for our estimated commercial general liability risk and our estimated workers’ compensation liability risk related to our manufacturing and retail operations in the United States. In addition, starting in October 2008, we have a self-insurance program for a portion of our employee medical benefits covering all employees in the United States. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 31, 2010 and 2009, our self-insurance liabilities totaled $10.9 million and $11.7 million, respectively.
Accounting Pronouncements-Newly Issued
See Note 3 to our consolidated financial statements under Item 8—Financial Statements and Supplementary Data.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at December 31, 2010, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $48 per month. We determined this amount based on approximately $57.2 million of variable rate borrowings at December 31, 2010. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 38.7% of our net sales for the year ended December 31, 2010 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

American Apparel, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 31, 2011, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of material weaknesses.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a substantial loss from operations and had negative cash flow from operations for the year ended December 31, 2010. As a result of noncompliance with certain loan covenants, debt with carrying value of approximately $138.0 million at December 31, 2010, could be declared immediately due and payable. Notwithstanding the foregoing, the Company has minimal availability for additional borrowings from its existing credit facilities, which could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 31, 2011

Item 8. Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$7,656	$9,046
Trade accounts receivable, net of allowances of $2,630 and $1,763 at December 31, 2010 and 2009, respectively	16,688	16,907
Prepaid expenses and other current assets	9,401	9,994
Inventories, net	178,052	141,235
Income taxes receivable and prepaid income taxes	4,114	4,494
Deferred income taxes, net of valuation allowance of $9,661 and $5,342 at December 31, 2010 and 2009, respectively	626	4,627
Total current assets	216,537	186,303
PROPERTY AND EQUIPMENT, net	85,400	103,310
DEFERRED INCOME TAXES, net of valuation allowance of $42,318 and $15,115 at December 31, 2010 and 2009, respectively	1,695	12,033
OTHER ASSETS, net	24,318	25,933
TOTAL ASSETS	$327,950	$327,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$3,328	$3,741
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $16,012 at December 31, 2010	138,478	6,346
Accounts payable	31,534	19,705
Accrued expenses and other current liabilities	39,028	30,573
Income taxes payable	230	2,608
Current portion of capital lease obligations	560	1,907
Total current liabilities	213,158	64,880
LONG-TERM DEBT, net of unamortized discount of $20,537 at December 31, 2009	444	65,997
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	4,611	4,355
CAPITAL LEASE OBLIGATIONS, net of current portion	542	1,020
DEFERRED TAX LIABILITY	260	—
FAIR VALUE OF WARRANT LIABILITY	993
DEFERRED RENT	24,924	22,052
OTHER LONG-TERM LIABILITIES	7,994	11,934
TOTAL LIABILITIES	252,926	170,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $.0001 par value per share, authorized 120,000 shares; 79,192 shares issued and 73,838 shares outstanding at December 31, 2010 and 72,467 shares issued and 71,033 shares outstanding at December 31, 2009	8	7
Additional paid-in capital	153,881	150,449
Accumulated other comprehensive loss	(3,168)	(2,083)
(Accumulated deficit) Retained earnings	(73,540)	19,012
Less: Treasury stock, 304 and 1,434 shares at cost at December 31, 2010 and 2009, respectively	(2,157)	(10,044)
TOTAL STOCKHOLDERS’ EQUITY	75,024	157,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,950	$327,579
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net sales	$532,989	$558,775	$545,050
Cost of sales	253,080	238,863	250,629
Gross profit	279,909	319,912	294,421
Selling expenses	218,198	198,518	184,122
General and administrative expenses (including related party charges of $822, $790 and $782 for the years ended December 31, 2010, 2009 and 2008, respectively)	103,167	93,636	73,591
Retail store impairment	8,597	3,343	644
(Loss) income from operations	(50,053)	24,415	36,064
Interest expense (including related party interest expense of $266, $271 and $346 for the years ended December 31, 2010, 2009 and 2008, respectively)	23,752	22,627	13,921
Foreign currency transaction (gain) loss	(686)	(2,920)	621
Unrealized loss on change in fair value of warrants	993	—	—
Other expense (income)	39	(220)	155
(Loss) income before income taxes	(74,151)	4,928	21,367
Income tax provision	12,164	3,816	7,255
Net (loss) income	$(86,315)	$1,112	$14,112
Basic (loss) earnings per share	$(1.21)	$0.02	$0.20
Diluted (loss) earnings per share	$(1.21)	$0.01	$0.20
Weighted average basic shares outstanding	71,626	71,026	69,490
Weighted average diluted shares outstanding	71,626	76,864	70,317

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in Thousands)

	Number of Common Shares Issued	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCE, January 1, 2008	57,595	$6	$—	$57,162	$865	$3,788	$61,821	$15,982
Exercise of Warrants	13,521	1	—	65,617	—	—	65,618
Purchase of treasury stock	—	—	(10,044)	—	—	—	(10,044)
Issuance of common stock for stock-based compensation, net of payroll tax withholding	1,105	—	—	7,452	—	—	7,452
Issuance of warrants	—	—	—	1,021	—	—	1,021
Net Income	—	—	—	—	—	14,112	14,112	14,112
Foreign Currency translation, net of tax	—	—	—	—	(3,568)	—	(3,568)	(3,568)
BALANCE, December 31, 2008	72,221	7	(10,044)	131,252	(2,703)	17,900	136,412	$10,544
Exercise of Warrants	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock for stock-based compensation, net of payroll tax withholding	246	—	—	525	—	—	525
Issuance of warrants	—	—	—	18,672	—	—	18,672
Net income	—	—	—	—	—	1,112	1,112	$1,112
Foreign currency translation, net of tax	—	—	—	—	620	—	620	620
BALANCE, December 31, 2009	72,467	7	(10,044)	150,449	(2,083)	19,012	157,341	$1,732
Sale of treasury stock	—	—	7,887	—	—	(6,237)	1,650
Issuance of common stock for stock-based compensation	6,725	1	—	3,239	—	—	3,240
Issuance of stock options for stock-based compensation	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(86,315)	(86,315)	(86,315)
Foreign currency translation, net of tax	—	—	—	—	(1,085)	—	(1,085)	(1,085)
BALANCE, December 31, 2010	79,192	$8	$(2,157)	$153,881	$(3,168)	$(73,540)	$75,024	$(87,400)
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$532,601	$559,089	$544,062
Cash paid to suppliers, employees and others	(559,386)	(488,858)	(501,469)
Income taxes paid	698	(16,901)	(11,351)
Interest paid	(6,456)	(8,609)	(12,194)
Other	173	482	(162)
Net cash (used in) provided by operating activities	(32,370)	45,203	18,886
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,701)	(20,889)	(66,365)
Proceeds from sale of fixed assets	39	—	—
Purchase of net assets under business acquisition	—	—	(3,500)
Net cash used in investing activities	(15,662)	(20,889)	(69,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(404)	1,307	(288)
Borrowings (repayment) under revolving credit facility, net	50,852	(43,590)	1,381
Deferred financing costs paid	—	(5,003)	(4,139)
Proceeds from exercise of warrants	—	—	65,619
Proceeds from sale of treasury stock	1,650	—	—
Purchase of treasury stock	—	—	(10,044)
Payment of payroll statutory tax withholding on stock-based compensation associated with issuance of common stock	(2,051)	—	(5,174)
Borrowings of subordinated notes payable to related party	—	4,000	2,500
Repayments under subordinated notes payable to related party	—	(3,250)	(4,580)
Borrowings under notes payable to unrelated parties	—	—	966
Repayment under notes payable to unrelated parties	—	—	(1,336)
Borrowings under term loans and notes payable, net of $5,000 discount	—	75,074	—
Repayment of term loans and notes payable	(15)	(51,183)	—
Repayment of capital lease obligations	(1,860)	(2,826)	(3,734)
Net cash provided by (used in) financing activities	48,172	(25,471)	41,171
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,530)	(1,165)	1,884
NET DECREASE IN CASH	(1,390)	(2,322)	(7,924)
CASH, beginning of period	9,046	11,368	19,292
CASH, end of period	$7,656	$9,046	$11,368

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(86,315)	$1,112	$14,112
Depreciation and amortization of property and equipment and other assets	28,130	28,151	20,844
Amortization of debt discount and deferred financing costs	5,997	7,713	1,030
Loss on disposal of property and equipment	212	246	—
Foreign currency transaction (gain) loss	(686)	(2,920)	621
Allowance for inventory shrinkage and obsolescence	1,051	1,184	1,731
Change in fair value of warrant liability	993	—	—
Accrued interest – paid in kind	11,299	6,312	—
Retail store impairment charges	8,597	3,343	644
Stock-based compensation expense	3,719	525	12,625
Bad debt expense	1,357	572	598
Deferred income taxes	14,789	(3,704)	(6,212)
Deferred rent	2,963	5,908	7,746
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(1,746)	(258)	(816)
Inventories	(37,239)	9,485	(48,092)
Prepaid expenses and other current assets	624	(4,874)	(376)
Other assets	(629)	(1,246)	(9,083)
Accounts payable	10,057	(10,297)	15,197
Accrued expenses and other liabilities	3,668	13,853	6,196
Income taxes receivable/payable	789	(9,902)	2,121
Net cash (used in) provided by operating activities	$(32,370)	$45,203	$18,886
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$92	$1,151	$1,092
Property and equipment acquired and included in accounts payable	$2,735	$764	$2,285
Issuance of restricted stock awards	$2,300	$—	$—
Issuance of common stock	$1,419	$525	$12,625
Issuance of warrants to lender	$—	$18,672	$1,021

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and Shares in Thousands, except per share amounts)
For the Years Ended December 31, 2010, 2009 and 2008
1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively, “the Company”) is a vertically-integrated manufacturer, distributor, and retailer primarily of branded fashion basic apparel products. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2010, the Company operated a total of 273 retail stores in the United States, Canada and 18 other countries.

American Apparel, Inc. (the “Registrant”) was incorporated in Delaware on July 22, 2005 as Endeavor Acquisition
Corporation, a blank check company formed to serve as a vehicle for the acquisition of an operating business. The Registration
Statement for the Registrant’s initial public offering (“Offering”) was declared effective in December 2005 and the Registrant received net proceeds from the Offering of approximately $122,000. Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating company. American Apparel (defined below) was subsequently identified as this operating company.

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

In connection the with completed Merger, 8,064 shares of the Company’s common stock issued to Dov Charney were placed in escrow until March 17, 2008, as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of AA’s covenants, representations and warranties in the Agreement and certain lawsuits to which AA is a party. The Company’s right to bring a claim for indemnification expired on December 12, 2008 and those shares are no longer subject to the escrow.

Going Concern, Liquidity and Management's Plan

As of December 31, 2010, the Company had approximately $7,656 in cash, $4,915 of availability for additional borrowings and $53,414 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 8), $5,001 of availability for additional borrowings and $3,799 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 8), and $81,206 (including paid-in-kind interest of $17,218 and net of discount $16,012) of term loans outstanding under the Lion Credit Agreement (as defined in Note 9). As of February 28, 2011 (the latest date as of which such information was available), the Company had approximately $5.3 million (unaudited) in cash, while as of March 30, 2011 the Company had $1.9 million (unaudited) of availability for additional borrowings and $58.2 million(unaudited) outstanding on the credit facility under the BofA Credit Agreement and C$1.2 million (unaudited) of availability for additional borrowings and C$3.9 million (unaudited) outstanding on the credit facility under the Bank of Montreal Credit Agreement.

The Company incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010. The Company's current operating plan indicates that it will incur a loss from operations for fiscal 2011 and generate negative cash flows from operating activities. As a result of these factors and the negative comparative store sales 2010, together with world-wide economic conditions and significant increases in yarn and fabric prices, among other matters, there exists substantial doubt the Company will be able to continue as a going concern. In addition, for these reasons, and due to the effect on the Company's ability to borrow under its revolving credit agreements as a result of the “going concern” qualification with respect to its 2010 financial statement described below, the Company may not have sufficient liquidity or minimum cash levels to operate the business.

The Company is currently exploring alternatives for other sources of capital for ongoing cash needs, and the Company has engaged a financial advisory firm. The Company is working to develop and implement a plan to improve its operating performance and its cash, liquidity and financial position. This plan includes reduction of seasonal volatility in production levels at the Company's manufacturing facilities in order to reduce direct labor costs and increase production efficiency; streamlining its logistics operations; merchandise price rationalization in its wholesale and retail channels; renegotiating the terms of a number of its retail real estate leases, including possible store closures; lengthening the cycle of payables to certain vendors and landlords; improving merchandise allocation procedures; and rationalizing staffing levels at its retail stores. In addition, the Company continues to develop other initiatives intended to increase sales, reduce costs and/or improve liquidity. If the Company cannot meet its capital needs from these actions, the Company may be required to take additional steps such as further modifying its business plan to close additional stores, further reducing production or reducing or delaying capital expenditures or seeking to restructure its existing indebtedness. The Company also is in the process of seeking additional financing, to the extent available.

However, there can be no assurance that the Company's plan to improve its operating performance and financial position will be successful or that the Company will be able to obtain additional financing on commercially reasonable terms or at all. As a result, the Company's liquidity and ability to timely pay its obligations when due could be adversely affected. In addition, any equity financing or warrants that the Company may be required to issue in connection with any financing may be substantially dilutive to existing stockholders and may require reductions in exercise prices or other adjustments of its existing warrants. Furthermore, the Company's vendors and landlords may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If the Company is not able to timely, successfully or efficiently implement the strategies that the Company is pursuing to improve its operating performance and financial position, obtain alternative sources of capital or otherwise meet its liquidity needs, the Company may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The BofA Credit Agreement and the Bank of Montreal Credit Agreement contain covenants which require the Company to furnish its audited financial statements and audited financial statements of its Canadian operations, respectively, within 120 days after the fiscal year end without a going concern or like qualification. The Company's consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BofA Credit Agreement and will constitute an event of default under the BofA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants will also, absent a waiver, prevent the Company from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement and the Bank of Montreal Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by the Company and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. The Company's daily cash needs are funded through borrowings under the BofA Credit Agreement. If the Company is unable to borrow under the BofA Credit Agreement, the Company will be unable to fund its operations.

In addition, the BofA Credit Agreement matures in July 2012, and the Bank of Montreal Credit Agreement matures in December 2012, and there can be no assurances that the Company will be able to negotiate a renewal or extension of these credit agreements with its existing lenders or enter into a replacement credit agreement with new lenders or commercially reasonably terms or at all. If the Company is not able to enter into a renewal, extension or replacement of the BofA Credit Agreement or the Bank of Montreal Credit Agreement prior to their respective maturities, the Company would no longer have access to liquidity from such revolving credit facility after its maturity date. As a result, the Company's access to working capital would be limited and this could adversely affect its ability to finance and continue its operations.

The Lion Credit Agreement also requires the Company to furnish its audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The requirement that such financials statements be delivered without a going concern qualification has been waived for financial statements relating to the 2010 fiscal year; however, such waiver ceases to be in effect if an event of default occurs under the BofA Credit Agreement as a result of a going concern qualification with respect to such financial statements. The Lion Credit Agreement also contains cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement could also constitute an event of default under the Lion Credit Agreement. In addition, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, the Company has classified its obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.

On January 31, 2011, the Company entered into waivers to the Lion Credit Agreement, which, as extended, waived for the period from January 31, 2011 to but excluding February 11, 2011, the Company’s obligation to maintain a minimum Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") (as defined in the Lion Credit Agreement) for the twelve consecutive fiscal month period ending January 31, 2011. This period was subsequently extended to February 18, 2011. On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated Earnings before Income Taxes, Depreciation and Amortization ("EBITDA") ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative.The fifth amendment also required that the previously issued Lion Warrant (as defined in Note 15) be amended.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

2. Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
As described in the Company’s Current Report on Form 8-K filed on July 28, 2010, effective July 22, 2010, Deloitte & Touche LLP (“Deloitte”) resigned as the independent registered public accounting firm for the Company and requested that the Company provide Deloitte with the additional information Deloitte believed was necessary to review before the Company and Deloitte could reach any conclusions as to the reliability of the previously issued consolidated financial statements for the year ended December 31, 2009 and the auditors’ report thereon. On July 26, 2010, the Audit Committee of the Company engaged Marcum LLP ("Marcum") as the Company's independent auditors to audit the Company's financial statements for the fiscal year ending December 31, 2010.
Since July 2010, the Company has responded to a series of information requests from Deloitte to provide the additional information sought by Deloitte and has met with representatives of Deloitte to discuss the information and respond to additional questions from time to time.
On December 15, 2010, the Audit Committee of the Company received notice from Deloitte stating that Deloitte had concluded that Deloitte's report on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2009 (the "2009 financials"), including Deloitte’s report on internal control over financial reporting at December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (such reports, collectively, the “Deloitte Reports”) should not be relied upon or associated with the 2009 financials.

In connection with the Company's Annual Meeting of Stockholders held on December 10, 2010, the Audit Committee and management formally engaged Marcum LLP to reaudit the 2009 financials.

3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill and property and equipment; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $7,038 and $7,511 held in foreign banks at December 31, 2010, and 2009, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. As of December 31, 2010, one customer accounted for 24.3% of the Company’s total accounts receivables and two customers account for 38.3% of the Company’s U.S. Wholesale segment accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The Company’s annual impairment test date is December 31. The goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company has not had any goodwill impairment.
Other intangible assets consist of deferred financing costs (amortized over the term of the applicable debt facility) and key money, broker and finder fees and lease rights (amortized over the life of the respective lease).
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values generally determined using the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in American Apparel’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets and its retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
The key assumptions used in management's estimates of projected cash flow at its retail stores deal largely with forecasts of sales levels, gross margins, and payroll costs. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Any difficulty manufacturing or sourcing product on a cost effective basis would significantly impact the projected future cash flows of the Company's retail stores and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels, which would adversely impact cash flows.
A significant change in cash flows in the future could result in an impairment of long lived assets. For the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment charges of $8,597, $3,343, and $644, respectively, on assets to be held and used. The impairment charges, which primarily related to leasehold improvements and key money of certain U.S. and International retail stores, are included in operating expenses in the accompanying consolidated statements of operations.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term loan, related party debt and foreign currency forward exchange contracts. The fair value of cash, accounts receivable, accounts payable, and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis (see Note 10). The fair value of each warrant is estimated using the Binomial Lattice option valuation model.
The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
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
The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test. The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. The Company completed the annual impairment test of its goodwill as of December 31, 2010 and 2009 and determined that there was not impairment as the fair value of the reporting unit, to which goodwill was assigned, substantially exceeded the carrying value of the reporting unit.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy).
Web Site Development
The Company capitalizes applicable costs incurred during the application and infrastructure website development stage and expenses costs incurred during the planning and operating stage. As of December 31, 2010 and 2009, the Company had capitalized website development costs of $581 and $423, respectively, which are included in property and equipment in the accompanying consolidated balance sheets.
Self-insurance accruals
The Company self-insures a significant portion of expected losses under workers’ compensation and healthcare benefits programs. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company's estimates, its financial results may be significantly impacted. The Company's estimated self-insurance liabilities are classified in its balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the Company's normal operating cycle of 12 months from the date of its consolidated financial statements. Estimated costs under the healthcare program are based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company.

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

During the year ended December 31, 2010, the Company incurred a substantial loss from operations. Based upon the results of fiscal 2010, trends in the Company's performance during the year and projected through 2011 it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. The Company did not record income tax benefits in the consolidated financial statements for the year ending December 31, 2010 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a partial valuation allowance against most of the net deferred tax assets on a jurisdictional basis was required and recorded a valuation allowance of $51,979 against its deferred tax assets as of December 31, 2010.
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
The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy and Ireland, consolidated in the Company’s U.S. federal income tax return. The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's entities included in the United States Federal income tax return.
The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”, and gross unrecognized tax benefits at December 31, 2010 and 2009 are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.
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
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.
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
The Company recognizes revenue from gift cards, gift certificates and store credits as they are redeemed for product. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and the Company does not have sufficient historical evidence to estimate breakage. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $4,927 and $4,387 at December 31, 2010 and 2009, respectively.
Sales Returns and Allowances
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
Shipping and Handling Costs
The Company incurs shipping and handling costs in its operations. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales in the accompanying consolidated statements of operations.
Deferred Rent, Rent Expense and Tenant Allowances
The Company occupies its retail stores and combined corporate office, manufacturing, and distribution center under operating leases generally with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases but with rent adjustments based on various factors specific to each agreement. Many of the store leases require payment of a specified minimum rent, a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals), plus the construction period prior to occupancy of the retail location, using a mid-month convention. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.
Advertising, Promotion and Catalog
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $17,537, $10,547, and $18,392, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2010, 2009 and 2008, cooperative advertising expenses were $243, $285, and $258, respectively.
Pre-Opening Costs
The Company expenses as incurred all retail store start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.
Share-Based Compensation
The Company recognizes compensation expense on a straight-line basis over the vesting period for all share-based awards granted. The Company determines the fair value of restricted stock awards based on the market value at the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the grant date. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life for warrants represents the period that warrants are expected to be outstanding. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on our Common Stock. Based on these valuations, the Company recognized share-based compensation expense of $3,719, $525, and $12,625 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Foreign Currency Forward Exchange Contracts
Derivative instruments are required to be recognized in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive (loss) income, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company's foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in foreign currency transaction loss in the consolidated statements of operations.
The Company enters into forward contracts to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At December 31, 2010, the Company held forward exchange contracts to purchase an aggregate notional amount of U.S. $1,200 to hedge forecasted purchases of inventory in U.S. dollars. At December 31, 2010, the fair value of the forward contracts, based on quoted market rates (level 2 in the fair value hierarchy) resulted in an unrealized loss of $31 and is included in accrued expenses in the accompanying consolidated balance sheets. At December 31, 2009, the Company did not hold any forward exchange contracts.

Preferred stock
At December 31, 2010, 2009 and 2008, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2010, 2009 and 2008. Shares may be issued in one or more series.
Earnings per Share
The Company presents earnings per share (“EPS”) utilizing a dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company’s net (loss) income for the periods presented in the accompanying consolidated statement of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS, which only include vested shares, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Weighted average shares outstanding used in basic EPS	71,626	71,026	69,490
Dilutive effect of warrants	—	5,838	827
Weighted average shares outstanding for diluted EPS	71,626	76,864	70,317
For the year ended December 31, 2010, the Company had 1,000, 16,000, and 1,000 shares of common stock underlying the SOF, Lion Warrants and Casey's Options (as defined in Note 15), respectively. Weighted average effects of these shares were excluded from the calculations of net loss per share for the year ended December 31, 2010 because their impact would have been anti-dilutive due to the Company's net loss.
For the year ended December 31, 2009, the Company had 1,000 and 16,000 shares of common stock underlying the SOF and Lion Warrants (as defined in Note 15), respectively.
Comprehensive Income
The Company is required to display comprehensive (loss) income and its components as part of its complete set of financial statements. Comprehensive (loss) income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive (loss) income are changes in equity that are excluded from the Company’s net (loss) income, specifically, unrealized gains and losses on foreign currency translation adjustments.

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

4. Inventories
The components of inventories at December 31 are as follows:

	2010	2009
Raw materials	$18,461	$19,506
Work in process	1,125	1,475
Finished goods	164,319	125,056
	183,905	146,037
Less reserve for inventory shrinkage and obsolescence	(5,853)	(4,802)
	$178,052	$141,235
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2010, 2009 and 2008, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2010 and 2009, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $3,869 and $3,116, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company has a reserve for inventory shrinkage in the amount of $1,984 and $1,686 at December 31, 2010 and 2009, respectively.

5. Property and Equipment
The components of property and equipment at December 31 are as follows:

	2010	2009	Depreciation and Amortization Period (Years)
Machinery and equipment	$46,755	$41,231	5-7 years
Furniture and fixtures	38,515	34,356	5 years
Computers and software	28,133	24,627	3-5 years
Automobiles and light trucks	1,173	1,221	3 years
Leasehold improvements	86,572	82,565	Shorter of the life of lease or useful life
Buildings	585	557	25 years
Construction in progress	584	1,933
	202,317	186,490
Accumulated depreciation and amortization	(116,917)	(83,180)
Total	$85,400	$103,310
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
For the years ended December 31, 2010, 2009, and 2008 depreciation and amortization expense relating to property and equipment (including capitalized leases) was $28,130, $28,151 and $20,844, respectively. At December 31, 2010 and 2009, property and equipment includes $12,293 and $12,167, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2010 and 2009 was $11,639 and $10,809, respectively.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments, specifically, the significant under-performance or loss of retail stores relative to expected historical or projected future operating results. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on key assumptions used in the estimates of projected cash flow at these retail stores mainly with forecasts of sales levels, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. As such, the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), respectively, the fair value of the assets at eighteen retail stores was less than their carrying value at December 31, 2010. The Company recorded an impairment charge relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail and International segments of $8,597, $3,343 and $644 for the years ended December 31, 2010, 2009, and 2008, respectively, as a component of operating expenses in the accompanying consolidated statements of operations to reduce the assets carrying value to their estimated fair value.
On January 11, 2011, the Company entered an agreement to sell and simultaneously lease back all of the Company's unencumbered manufacturing equipment, for a term of 48 months. The sale price of the manufacturing equipment was $3,100. The Company has an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. The transaction is accounted for as a financing transaction in the first quarter of 2011.

6. Goodwill, Intangible Assets and Other Assets
Goodwill of $1,906 is assigned to the U.S. wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008.
The Company completed the annual impairment test of its goodwill as of December 31, 2010 and 2009 and determined that there was no impairment as the fair value of the reporting unit, to which goodwill was assigned, substantially exceeded the carrying value of the reporting unit.
The net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31 are as follows:

	2010	2009
Deferred financing costs	$3,581	$7,431
Broker and finder fees	2,073	1,763
Lease rights	1,371	2,372
Key money store leases	3,968	2,216
Gross amortizable intangible assets	10,993	13,782
Accumulated amortization	(3,563)	(3,476)
Total net amortizable intangible assets	7,430	10,306
Goodwill	1,906	1,906
Workers compensation deposit	2,125	1,364
Other	1,168	1,443
Lease security deposits	11,689	10,914
Total	$24,318	$25,933
Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $1,473, $5,054, and $1,030, for the years ended December 31, 2010, 2009 and 2008, respectively, which is recorded to interest expense.
Lease rights are costs incurred to acquire the right to lease a specific property. A majority of the Company's lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the term of the respective leases. Property lease terms are generally for ten years.

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
Aggregate amortization expense of intangible assets and other assets (excluding deferred financing costs) is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 and was approximately $990, $1,100, and $647, respectively.
As of December 31, 2010, estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years is as follows:

Amount
2011	$2,348
2012	1,852
2013	1,405
2014	394
2015	325

7. Accrued Expenses
The components of accrued expenses at December 31 are as follows:

	2010	2009
Accrued compensation, bonuses and related taxes	$7,586	$7,604
Workers’ compensation and other self-insurance reserves (Note 17)	4,261	4,807
Sales, value and property taxes	2,570	2,603
Gift cards / store credits	4,927	4,387
ICE inspection-related workers' compensation claims (see Note 16 and Note 17)	1,443	—
Loss contigencies	2,200	—
Accrued vacation	1,937	1,150
Other	14,104	10,022
Total accrued expenses	$39,028	$30,573

8. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt at December 31 consists of the following:

	2010	2009
Revolving credit facility, maturing July 2012 (a)	$53,414	$6,249
Revolving credit facility (Canada), maturing December 2012 (b)	3,799	—
Current portion of long-term debt (Note 9)	81,265	97
Total revolving credit facilities and current portion of long-term debt	$138,478	$6,346

The Company incurred interest charges of $23,752, $22,627 and $13,921 for the years ended December 31, 2010, 2009 and 2008, respectively, for all outstanding borrowings. For year ended December 31, 2009, the interest incurred capitalized to leasehold improvements under construction at the Company's retail stores was $639. The interest charges subject to capitalization for the years ended December 31, 2010 and 2008 were not significant.
__________________________

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

Interest under the BofA Credit agreement is at the London Interbank Offered Rate (“LIBOR”) (0.30% at December 31, 2010) plus 4.5% or BofA’s prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.25% at December 31, 2010) plus 2.5%, at the Company’s option. At December 31, 2010 and 2009, the Company had $8,583 and $9,381, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at December 31, 2010 and 2009 was $4,915 and $41,200, respectively.
Significant covenants included in the BofA Credit Agreement, as amended, include limiting the Company’s capital expenditures for the combined U.S. Wholesale and U.S. Retail segments to $25,000 for fiscal 2010. The Company’s actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments were $12,280. The Company was in compliance with all required covenants at December 31, 2010.
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

The BofA Credit Agreement contains covenants which require the Company to furnish its audited financial statements within 120 days after the fiscal year end without a going concern or like qualification. The Company's consolidated financial statements for the year ended December 31, 2010 included herein contain a “going concern” explanatory paragraph. Absent a waiver, non-compliance with such covenants could constitute a default under the BoA Credit Agreement and will constitute an event of default under the BoA Credit Agreement within 15 days following notice given from the administrative agent after April 30, 2011. Noncompliance with such covenants will also, absent a waiver, prevent the Company from making borrowings under the BofA Credit Agreement. In addition, all indebtedness under the BofA Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. All cash proceeds received by the Company and the guarantors under the BofA Credit Agreement must be applied to our outstanding obligations under the BofA Credit Agreement. The Company's daily cash needs are funded through borrowings under the BofA Credit Agreement. If the Company is unable to borrow under the BofA Credit Agreement, the Company will be unable to fund its operations.
As of December 31, 2010, the Company was in compliance with all other required covenants of the BofA Credit Agreement.

(b)
Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.25% at December 31, 2010) plus 2.00% per annum payable monthly (the "Bank of Montreal Credit Agreement"). This line of credit is secured by a lien on personal property, which provide for a charge on the CI Companies' accounts receivable, inventory and certain other moveable assets. Available borrowing capacity at December 31, 2010 and 2009 was $5,001 and $11,000, respectively.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for the Company's Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8,500 in any fiscal year, and imposes a minimum excess availability covenant which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. The Bank of Montreal Credit Agreement also contains covenants which require the Company to furnish audited financial statements of its Canadian subsidiaries within 120 days after the fiscal year end without a going concern or like qualification. As of December 31, 2010, the Company was not in compliance with the covenant which required furnishing audited financial statements of its Canadian subsidiaries to Bank of Montreal within 120 days after December 31, 2009. Noncompliance with such covenant constitutes and event of default under the credit agreements, which, if not waived, could block the Company from making borrowings under the Bank of Montreal Credit Agreement. In addition, all indebtedness under the Bank of Montreal Credit Agreement could be declared immediately due and payable.

9. Long-Term Debt
The components of long-term debt at December 31 are as follows:

	2010	2009
Long-term debt with Lion, including accrued interest paid-in-kind of $17,218 and $6,130 at December 31, 2010 and 2009, respectively, and net of discount of $16,012 and $20,537 at December 31, 2010 and 2009, respectively (a) & (b)	$81,206	$65,593
Other	503	501
Total long-term debt	81,709	66,094
Current portion of debt (b)	(81,265)	(97)
Long-term debt, net of current portion	$444	$65,997

____________________________

(a)
As of December 31, 2008, the Company had a term loan agreement with SOF Investment, LP-Private ("SOF" and "SOF Credit Agreement") in the amount of $51,000. Indebtedness under the SOF Credit Agreement bore interest at 16% per annum, payable monthly and was to mature on April 20, 2009. On March 13, 2009 the Company entered into an agreement with Lion Capital LLC ("Lion" and the "Lion Credit Agreement"). The SOF loan was fully repaid on March 13, 2009 from the proceeds of a term loan with Lion. As a result of the early extinguishment of the SOF term loan, the Company wrote off $1,112 of unamortized deferred financing costs, which was included as a component of interest expense in the accompanying consolidated statement of operations.

The Company amended the SOF Credit Agreement, on December 19, 2008 to extend the maturity date of the loan. In connection with the amendment, the Company issued to SOF a warrant (the “SOF Warrant”) to purchase 1,000 shares of Company common stock at an initial exercise price of $3.00 per share, subject to adjustments in certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share (see Note 15).

(b)
In connection with the loans under the Lion Credit Agreement, the Company issued the Lion Warrant (as defined in Note 15). The Company allocated the cash received from the Lion Credit Agreement between debt and warrants based on their relative fair values. The relative fair value of the debt under the Lion Credit Agreement was approximately $56,328, based on a net present value of future cash flows using a discount rate of 21.6% determined by comparable financial instruments. The Lion Warrant was recorded as a debt discount and a credit to stockholders' equity at its relative fair value of approximately $18,672. At December 31, 2010, the debt, net of unamortized discount of $16,012 and excluding interest paid-in-kind of $17,218, totaled $63,988 and will be accreted up to the $80,000 par value of the loan using the effective interest method over the term of the Lion Credit Agreement. The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. The maturity date under the Lion Credit Agreement is December 31, 2013.

Significant covenants in the Lion Credit Agreement include limiting the Company's capital expenditures to $27,500 for fiscal 2010. The Company's actual capital expenditures were $15,701 for the year ended December 31, 2010. The Lion Credit Agreement contained a Total Debt to Consolidated EBITDA ratio covenant (as further described in the Lion Credit Agreement) which must be maintained at a level of no more than 1.75:1.00 for the four quarter period ending March 31, 2010.
On March 31, 2010, the Company entered into a second amendment to the Lion Credit Agreement, which among other things, increased the maximum permitted ratio Total Debt to Consolidated EBITDA (as defined in the Lion Credit Agreement) for the four quarter period ending June 30, 2010 from 1.70:1.00 to 1.90:1.00.
On June 23, 2010, the Company entered into a third amendment to the Lion Credit Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the

Company delivers financial statements to Lion for the next Fiscal Quarter. As of December 31, 2010, the Company was not within range and therefore the interest rate payable increased from 15% to 17%.
On September 30, 2010, the Company entered into a fourth amendment to the Lion Credit Agreement, which among other things, (i) waived the minimum Consolidated EBITDA financial covenant for the quarters ended September 30, 2010 and December 31, 2010, and (ii) replaced the quarterly minimum Consolidated EBITDA financial covenant, with a monthly minimum Consolidated EBITDA financial covenant (as defined in the fourth amendment to the Lion Credit Agreement) tested beginning January 31, 2011. The Company was in compliance with the covenants under the Lion Credit Agreement on December 31, 2010.
On January 31, 2011, the Company entered into a waiver to its Lion Credit Agreement, which among other things, waived for the period from January 31, 2011 to but excluding February 11, 2011 of the Company’s obligation to maintain a minimum Consolidated EBITDA (as defined in the Lion Credit Agreement) for the twelve consecutive fiscal month period ending January 31, 2011. This period was subsequently extended to February 18, 2011.
On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. The fifth amendment also required that the Lion Warrant be amended (see Note 15).
In connection with the fifth amendment, the Company paid Lion a fee of $994, of which was recorded as paid in kind and added to the outstanding indebtedness and capitalized as a deferred financing cost to be amortize over the remaining term of the loan.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement also constitutes an event of default under the Lion Credit Agreement. In addition, in such case, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable upon the occurrence and during the continuance of an event of default. Based upon the foregoing, we have classified our obligations outstanding under the Lion Credit Agreement as current liabilities in the accompanying consolidated balance sheets as of December 31, 2010.

10. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with BofA approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of each warrant was estimated using the Binomial Lattice option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 as of December 31, 2010.
The carrying amounts and fair values of the Company's financial instruments are presented below as of December 31, 2010:

	Carrying Amount	Fair Value
Current portion of long-term debt, net of discount of $16,012 and including interest paid-in-kind of $17,218 (level 3)	$81,206	$73,273
SOF Warrant (level 3)	993	993
	$82,199	$74,266

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2010:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2010	$—
Adjustment resulting from change in value of warrants recognized in earnings	993
Balance at December 31, 2010	$993

11. Subordinated Notes Payable to Related Party
At December 31, 2010 and 2009, the Company had two outstanding loans payable to its CEO for a total amount of $4,611 and $4,355, respectively. These loans bear interest at 6% and are due at various dates between December 2012 and January 2013. On February 10, 2009, our CEO loaned the Company an additional $4,000 in exchange for a promissory note. In connection with the Lion Credit Agreement entered into during March 2009, the Company repaid $3,250 of the outstanding loans payable to its CEO. For the years ended December 31, 2010, 2009 and 2008 interest expense related to these loans was $266, $271, and $346, respectively. See Note 15 on the conversion of these notes to equity.

12. Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2013. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 3.4% to 16.7% (average interest rate is 8.0%).

Minimum future payments under these capital leases at December 31, 2010 are:

Year Ending December 31,
2011	$617
2012	396
2013	178
Total future minimum lease payments	1,191
Less: amount representing interest	(89)
Net minimum lease payments	1,102
Current portion	560
Long-term portion	$542

13. Income Taxes
For financial reporting purposes, (loss) income before income taxes includes the following components for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
United States	$(76,807)	$(4,237)	$4,610
Foreign	2,656	9,165	16,757
	$(74,151)	$4,928	$21,367

Income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current:
Federal	$(2,669)	$(88)	$2,198
State	(355)	2,219	1,500
Foreign	1,452	5,642	7,192
	(1,572)	7,773	10,890
Deferred:
Federal	10,158	(3,406)	(2,579)
State	2,429	(197)	(987)
Foreign	1,149	(354)	(69)
	13,736	(3,957)	(3,635)
Income tax provision	$12,164	$3,816	$7,255
The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2010	2009	2008
Taxes at the statutory federal tax rate of 35%	$(25,953)	$1,725	$7,478
State tax, net of federal benefit	5,411	482	(7,817)
Change in valuation allowance	31,522	1,598	8,132
Change in tax rates due to conversion to C Corporation	—	—	980
Federal general business tax credits	(39)	(1,937)	(829)
Domestic production deduction	—	130	(495)
Foreign taxes	1,863	482	(266)
Uncertain tax positions	(342)	1,436	—
Other	(298)	(100)	72
Total income tax provision	$12,164	$3,816	$7,255
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

Deferred tax assets and liabilities consist of the following as of December 31:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$992	$695
Deferred rent	8,713	8,611
Accrued workers’ compensation	3,457	3,901
Inventories	5,044	6,682
Accrued liabilities	2,433	3,451
Federal and California tax credits	15,072	20,979
Net operating loss carryforward	18,791	—
Foreign currency translation loss	267	1,139
Deferred gift card income	1,066	—
Foreign tax credits	2,123	2,740
Other	1,136	1,941
Total gross deferred tax assets	59,094	50,139
Less, valuation allowance	(51,979)	(20,457)
Net deferred tax assets	7,115	29,682
Deferred tax liabilities:
Prepaid expenses	(1,103)	(3,170)
Fixed assets	(3,859)	(9,852)
Other	(92)	—
Total gross deferred tax liabilities	(5,054)	(13,022)
Net deferred tax assets and liabilities	$2,061	$16,660
At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $47,000 expiring in 2031, state net operating loss carryforwards of approximately $34,000, expiring in 2019 and foreign net operating loss carryforwards of $5,372 with expiration dates starting in 2014 (certain foreign loss carryforwards do not expire). At December 31, 2010, the Company has available California state tax credit carryforwards of $11,823 that may be utilized to offset future California tax liabilities arising in designated enterprise zone areas. The California state tax credits do not expire. The Company currently provides tax benefit for the California state tax credits as they are utilized. Management has determined that it is more likely than not that the tax credits will be unrealized due to the Company’s ability to generate substantial credits in excess of credits utilized on an annual basis. Therefore, the Company has provided valuation allowances of $11,823 and $19,675 against the unused California credit carryforwards for the years ended December 31, 2010 and 2009, respectively.
The Company accounts for its uncertain tax positions in accordance with ASC 740-10.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Gross unrecognized tax benefits at January 1	$5,138	$937	$611
Increases for tax positions in prior periods	62	4,052	—
Increases for tax positions in current period	—	385	326
Decreases for tax positions in current period	(3,889)	(236)	—
Gross unrecognized tax benefits at December 31	$1,311	$5,138	$937
Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $1,311, $1,195, and $0, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 though December 31, 2010. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2006 through 2010.

The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees.
During 2010, the Company filed applications for the change in accounting method resulting in audit protection for prior years for the Company's uncertain tax positions related to United States Federal and State income taxes. As a result, these uncertain tax positions are resolved and the Company's unrecognized tax benefits were decreased by $3,889 for the year ended December 31, 2010, resulting in a benefit to income tax provision of $700 for the reversal of a previously recorded valuation allowance and $300 for accrued interest and penalties.
The gross unrecognized tax benefits at December 31, 2010, and 2009 are included in other long-term liabilities. The classification of current or noncurrent is dependent on the time period in which the Company expects the underlying issues to be resolved or the statute of limitations to expire. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. During 2010, the Company accrued $62 of interest and $0 of penalties which are included in the accrued liabilities associated with unrecognized tax benefits. During 2009, the Company accrued $521 of interest and $155 of penalties which are included in the accrued liabilities associated with unrecognized tax benefits.
The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($14,822 at December 31, 2010) of its controlled foreign corporations which are considered permanently invested outside of the U.S.

14. Related Party Transactions
See “Note 11 – Subordinated Notes Payable to Related Party” for a description of the loans made by the CEO to the Company and "Note 15 – Share Based Compensation and Warrants" for description of the warrant issued by the Company to Lion.
Registration Rights

Pursuant to the Agreement as discussed in Note 1, the Company and Dov Charney entered into a registration rights agreement to provide Dov Charney certain rights relating to the registration of shares of the Company’s common stock that he received in connection with the Merger. Under the registration rights agreement, Dov Charney is afforded both demand and piggyback registration rights.
Agreements between CEO and Lion
In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (as amended, the “Investment Agreement”), the Company's CEO and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, the Company's CEO has agreed to vote his shares of common stock in favor of Lion’s designees, provided that our CEO’s obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of the Company's CEO, provided that Lion’s obligation to so vote terminates if either (i) the Company's CEO beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) the Company's CEO is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) the Company's CEO is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between the Company's CEO and Lion.
In connection with the Lion Credit Agreement and the Investment Agreement, the Company's CEO also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which the Company's CEO agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated as of November 7, 2007 from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) the Company's CEO’s employment is terminated by the Company “without cause” or (iii) the Company's CEO terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between the Company's CEO and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, the Company's CEO will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which the Company's CEO has a legal or beneficial interest as of December 12, 2010.
In connection with the Lion Credit Agreement and the Investment Agreement, the Company's CEO also entered into a letter agreement, dated March 13, 2009, with the Company and Lion to extend, with respect to the Company's CEO only, the time period applicable to the non-competition and non-solicitation covenants contained in Section 5.27(a) of the Acquisition Agreement from December 12, 2011 to December 31, 2013, provided that such extension period will terminate upon the earliest to occur of the Trigger Events described above.
On October 28, 2009, the Company entered into a letter agreement among the Company, the Company's CEO, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on the Company's CEO’s ability to transfer shares of the Company’s Common Stock that are subject to the lock-up agreement, dated December 12, 2007, the Company's CEO has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.
In connection with the fifth amendment (see Note 9) to the Lion Credit Agreement, the Company's CEO and Lion entered into a voting agreement ("Voting Agreement") under which the CEO agreed to vote in favor of adjustments to the warrant exercise price upon certain equity events (as defined in the fifth amendment).
Personal Guarantees by the Company’s CEO
The CEO of the Company has personally guaranteed the obligations of American Apparel under five property leases aggregating $3,574 in obligations.

Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense related to this lease was $622, $622, and $619 for the years ended December 31, 2010, 2009 and 2008, respectively.

Payments to Morris Charney

Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $200, $168, and $163 for the years ended December 31, 2010, 2009 and 2008, respectively.

Bonus and other Payments to the Company's CEO
The Company's employment agreement with the CEO of the Company provides for the payment of a target bonus of 150% of his annual base salary subject to certain terms and conditions. In April 2009, the Compensation Committee of the Board of Directors, after consultations with its retained compensation consultants, determined that it would be appropriate to award the CEO a discretionary bonus of $1,125, which was equal to the target level of 150% of his 2008 annual base salary, for his services for the year ended December 31, 2008. No bonus was accrued at December 31, 2008. Prior to the date that the Compensation Committee approved such bonus, the CEO advised the Compensation Committee that, in light of the Company's stock price performance in 2008, he would prefer that the Compensation Committee reduce his proposed 2008 bonus to $250 for his service for the year ended December 31, 2008. This bonus was recorded in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. During the year ended December 31, 2009, the Company accrued and expensed $1,124, which was paid in 2010, as a minimum estimate of the bonus that the CEO had earned for his services provided during the year ended December 31, 2009. No amounts have been accrued for the CEO bonus as of December 31, 2010.

15. Share-Based Compensation and Warrants

Director Grants
Each of the Company’s non-employee directors are entitled to automatically receive a stock grant under the 2007 Plan for each year of Board of Directors service, such grant to be made at the beginning of each such year of service, each annual stock grant equal to the number of shares of the Company’s common stock having an aggregate market value of $75 at the time of grant.
The first annual stock grant was approved by the Board of Directors on February 6, 2008, subject to the filing and effectiveness of a registration statement on Form S-8, which was filed on April 17, 2008. Pursuant to the Board of Directors authorization for the first annual stock grant; however, the number of shares awarded to each non-employee director was to be determined using the highest closing price per share of common stock as of December 12, 2007, February 6, 2008 or April 17, 2008. Consequently, the Company granted to each non-employee director approximately five shares of common stock, based upon the highest stock price being $15.60 on December 12, 2007. The compensation expense associated with the share awards of approximately $432 representing the grant date fair value on February 6, 2008 is reflected in operating expenses for the year ended December 31, 2008 in the accompanying consolidated statements of operations. Such shares were issued upon filing of the registration statement on April 17, 2008.
On January 12, 2009, the Company issued the second annual stock grant to each non-employee director of approximately 35 shares of common stock, based upon the closing price of $2.13 per share. The expense of approximately $525 associated with the second annual grant is reflected in operating expenses for the year ended December 31, 2009 in the accompanying consolidated statements of operations.
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant. The expense of approximately $375 associated with the third annual grant is reflected in operating expenses for the year ended December 31, 2010 in the accompanying consolidated statement of operations.
Stock Options and Awards to Employees

A summary of restricted shares activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested - January 1, 2010	—	$—
Granted	6,533	1.53
Vested	(1,263)	1.53
Forfeited	(220)	1.53
Non-vested - December 31, 2010	5,050	$1.53

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2009	—	$—
Granted (fair value of $0.77 per share)	1,000	1.75
Forfeited	—	—
Expired	—	—
Outstanding - December 31, 2010	1,000	$1.75	4.00
Vested (excersiable) - December 31, 2010	—	$—	—	$—
Non-vested (excersiable) - December 31, 2010	1,000	$1.75	4.00	$—
On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of December 31, 2010, 304 shares of the Company's Common Stock are available for future grants under the 2007 Plan.
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
On February 16, 2010, Compensation Committee awarded 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions), having an aggregate value of $1,400, to eligible employees in all operating segments of the Company. Charges for the award are included in cost of sales and in operating expenses in the accompanying statement of operations for the year ended December 31, 2010. Of the $1,400, approximately $500 was withheld for the payment of employee tax withholding and employee portion of payroll taxes and 303 shares with an aggregate value of $851 were issued to employees. Cash in the amount of $50 was paid to employees in lieu of the issuance of shares in certain foreign jurisdictions including Japan, Korea, Israel and Sweden where local regulations made it impracticable to award shares to employees. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.
On October 7, 2010, the Board of Directors approved the grant of 1,000 stock options and 500 restricted shares to Mr. Thomas M. Casey, acting President ("Mr. Casey"). However, the restricted shares were not issued to Mr. Casey due to unavailable authorized shares under the 2007 Plan. There is a mutual agreement between Mr. Casey and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of January 1, 2011, 2012, 2013 and 2014. The options and restricted shares expire on the tenth anniversary of issuance. The fair value of the stock options of $773 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $1.75, an expected term of 6.25 years using the simplified method, interest rate of 1.08%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $580 was determined based upon the October 7, 2010 closing price per share of $1.16. Total stock compensation recognizes for Mr. Casey's stock options and restricted shares was $401. The total future compensation cost related to theses unvested share-based awards that are expected to vest was $953 as of December 31, 2010, which will be recognized over the next 3 years.

On November 26, 2010, the Board of Directors of the Company approved the grant of 6,533 restricted shares of Common Stock, representing approximately 8.6% of the outstanding shares of Common Stock, to executive and non-executive management employees and certain consultants to the Company. With respect to each award of restricted shares of Common Stock, 20% of the shares vested upon grant and 20% of the shares will vest on each of the four anniversaries following the grant date. The Company paid the withholding and payroll taxes due with respect to the vested portion of the share grants on behalf of the employees that received the grants, and recognized compensation expense in the fourth quarter of 2010 of approximately $3,600 related to the grants, of which $2,093 related to stock compensation and $1,500 related to payroll taxes. Charges for the award are included in the cost of sales and operating expenses in the statement of operations for the year ended December 31, 2010. The value of the stock award was determined based upon the November 26, 2010 closing price per share of $1.53.
During the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $3,719, $525 and $12,625, respectively, related to its share based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2010, unrecorded compensation cost related to non-vested awards of $8,518 is expected to be recognized from 2011 through 2014.
On February 3, 2011, the Board of Directors approved the grant of 700 stock options and 350 restricted shares to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell"). There is a mutual agreement between Mr. Luttrell and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2013. The options expire on the tenth anniversary of issuance.
On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years. There is a mutual agreement between Mr. Staff and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The restricted shares will vest in full on March 21 in the year following the year such shares is granted.
Accounting for Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2009	1,000	$3.00	—
Issued	1,000	2.81	—
Forfeited	(1,000)	3.00	—
Expired	—	—	—
Outstanding - December 31, 2009	1,000	2.81	4.97
Issued	16,000	2.00	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - December 31, 2009	17,000	2.05	6.09
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - December 31, 2010	17,000	$2.05	5.09

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009 (see Note 9). In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.816 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").  The Company believes that recognizing the liability at the effective date of ASC 815 would not have been material to the consolidated financial statements of preceding periods. The fair value of the SOF Warrant was estimated using the Binomial Lattice option valuation model.  The Company expects an impact to the consolidated statements of operations when it records an adjustment to fair value of the SOF Warrant at the end of each quarterly reporting period going forward.

As of December 31, 2010, the fair value of the warrants was estimated to be $993 and was recorded in the accompanying consolidated balance sheet using a Binomial Lattice option valuation model. The calculation was based on a contractual remaining term of 3 years, interest rate of 1.0%, volatility of 114.87% and no dividends.

The unamortized debt discount related to the SOF Warrant was fully recognized as a component of interest expense during the year ended December 31, 2010 and 2009.

On March 13, 2009, the Company entered into the Investment Agreement with Lion and, pursuant thereto, issued warrants to Lion, which are exercisable at any time during its term, to purchase an aggregate of 16,000 shares of Common Stock at an exercise price of $2.00 per share, subject to adjustment under certain circumstances (the “Lion Warrant”). The Lion Warrant may be exercised by Lion by paying the exercise price in cash, pursuant to “cashless exercise” of the Lion Warrant or by a combination of the two methods. The Lion Warrant contains certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of Common Stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities of the Company at less than fair market value. On an as-converted basis, the shares of Common Stock issuable upon exercise of the Lion Warrant would represent approximately 18% of the outstanding shares of Common Stock. The fair value of the Lion Warrant as of March 13, 2009 of $21,520 was determined under the Binomial Lattice option pricing model. The calculation was based on a contractual term of seven years, interest rate of 2.5% and no dividends. The cost related to the Lion Warrant was recorded as a discount to the related debt and will be recognized as interest expense using the effective interest method over the term of the Lion Credit Agreement. Amortization of Lion Warrant discount included in interest expense was $4,524 and $3,136 for the years ended December 31, 2010 and 2009, respectively.

On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. The fifth amendment also required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2018 and to reduce the exercise price of the Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Warrant or the Lion Credit Agreement. The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company’s stockholders. Furthermore, in the event of any issuance and sale of common or preferred stock of the Company or any debt for equity exchange or conversion completed by the Company, in each case either definitively agreed or consummated within 180 days after the effective date of the fifth amendment, the fifth amendment requires the Company to issue to Lion a new warrant to purchase at an exercise price of $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant or the Lion Credit Agreement, a number of shares sufficient to preserve its fully-diluted beneficial ownership giving effect to the stock issuance or debt for equity exchange or conversion, as applicable. The fifth amendment also requires such new warrant and the Lion Warrant to be adjusted, if the shares issued in such stock issuance or debt for equity exchange or conversion are issued at a price less than $1.11, to the lowest issuance price in such stock issuance or debt for equity exchange.These provisions expire in August 2011. Upon the effective date of the fifth amendment, the fair value of the existing Lion Warrant was reclassified from stockholders equity to a liability in accordance with ASC 815. The fair value of the existing Lion Warrant approximated $16,000 and will be marked to market at each period end until expiration of this dilution provision.

On March 24, 2011, in connection with the sale of common stock to the Company's CEO, Dov Charney, as discussed below, in accordance with the fifth amendment to the Lion Credit Agreement, the Company issued Lion a new warrant to purchase an aggregate of 759,809 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Credit Agreement. As a result of the issuance of the new Lion Warrant, the exercise price of the SOF Warrant was adjusted to $2.739 per share. Upon the issuance of the New Lion Warrant, the fair value of the warrant of approximately $800 was reclassified from stockholders equity to a liability in accordance with ASC 815.

Stock Repurchases
On May 23, 2008, the Board of Directors authorized a common stock repurchase program that allows the Company to repurchase up to an aggregate of $25,000 of the Company’s outstanding common stock through open market and privately negotiated transactions based on prevailing market conditions and other factors. At December 31, 2009 and 2008, the Company had repurchased 1,434 shares of the Company’s common stock for $10,001 at a weighted average price of $6.98 per share, plus brokerage commissions of $43, leaving $14,999 remaining under the program. All of the shares repurchased were recorded as treasury stock.
Sale of Treasury Stock to the Company's CEO
On November 26, 2010, the Board of Directors authorized the sale of 1,130 treasury shares of its common stock, par value $.0001 per share, at approximately $1.48 per share, for a total cost of $1,650 to Dov Charney. Such shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Sale of Common Stock to the Company's CEO

On March 24, 2011, the Company entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased an aggregate of 1,801,802 shares of the Company's Common Stock at a price of $1.11 per share and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4.7 million outstanding, were canceled in exchange for an issuance of an aggregate of 4,223,194 shares of the Company's Common Stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, (x) the closing sale price of our common stock on the NYSE Amex exceeds $3.50 for 30 consecutive trading days or (y) there is a change of control of the Company. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of American Apparel's common stock.

16. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2010 are as follows:

Amount
2011	$67,696
2012	63,781
2013	61,555
2014	58,350
2015	50,009
Thereafter	116,035
Total	$417,426
Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $86,708, $79,293, and $59,205, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses (primarily for retail stores) in the accompanying consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $1,106 and $1,371, as of December 31, 2010 and 2009, respectively, for state sales tax contingencies.

Advertising
At December 31, 2010, the Company had approximately $3,764 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2011.
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
The Company terminated the employment of those persons identified by ICE who were not able to resolve the discrepancies in their work records, or present valid identification and employment eligibility documents. The inspection was concluded in the fourth quarter of 2009 and the Company was fined for an amount that was deemed immaterial, and the amount was accrued as of December 31, 2009.
ICE provided no indication that the Company knowingly or intentionally hired unauthorized aliens and no criminal charges were filed against the Company or any current employees. It is and has been the Company's policy to fully comply with its obligations to establish the employment eligibility of prospective employees under immigration laws.
During fiscal 2009, 51 former employees, who were identified by ICE and terminated by the Company due to their inability to resolve discrepancies in their work records, or present valid identification and documents verifying their eligibility to work in the United States, filed workers' compensation claims after or around the time of their termination. The Company declined these claims due to the belief that the claimants sought compensation due to loss of employment as opposed to employment-related injury. After declination of such claims by the Company, each of the claimants filed legal claims to override the declination of such claims by the Company. The Company intends to vigorously defend itself from these claims.

Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $1,443 for the estimated exposure, which is included in accrued expenses as of December 31, 2010 in the accompanying consolidated balance sheet (see Note 7).
17. Workers’ Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 2.01% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the accompanying consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company- specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers’ compensation program, as of December 31, 2010 and 2009, the Company has issued standby letters of credit under the BofA Credit Agreement in the aggregate amount of $6,666 and $7,125, respectively, with two insurance companies being the beneficiaries. At December 31, 2010, the Company recorded a total reserve of $9,092, of which, $2,408 is included in accrued expenses and $6,684 is included in other long-term liabilities on the accompanying consolidated balance sheets. At December 31, 2009, the Company recorded a total reserve of $9,953, of which, $3,046 is included in accrued expenses and $6,907 is included in other long-term liabilities on the accompanying consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. In addition to the above workers' compensation liabilities, an accrual of $1,443 was recorded for the estimated liability associated with the ICE inspection (see Note 16).
The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At December 31, 2010 and 2009, the Company’s total reserve of $1,853 and $1,761 was included in accrued expenses in the accompanying consolidated balance sheets.

18. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 157 retail stores operating in the United States, as of December 31, 2010. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of December 31, 2010, the retail operations in the Canada segment were comprised of 40 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2010, the retail operations in the International segment were comprised of 76 retail stores operating outside of the United States and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year ended December 31, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$127,749	$—	$11,915	$11,474	$151,138
Retail	—	177,610	51,969	116,800	346,379
Online consumer	21,248	—	1,754	12,470	35,472
Net sales to external customers	148,997	177,610	65,638	140,744	532,989
Gross profit	32,007	117,496	43,309	87,097	279,909
Income (loss) from segment operations	11,200	(18,455)	5,051	(5,064)	(7,268)
Depreciation and amortization	9,282	10,484	2,170	6,194	28,130
Capital expenditures	4,696	7,584	1,456	1,965	15,701
Retail store impairment charges	—	4,366	1,348	2,883	8,597
Deferred rent expense (benefit)	431	1,437	(152)	1,247	2,963

	For the Year ended December 31, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$118,241	$—	$11,442	$12,368	$142,051
Retail	—	191,325	55,971	132,092	379,388
Online consumer	23,280	—	1,570	12,486	37,336
Net sales to external customers	141,521	191,325	68,983	156,946	558,775
Gross profit	36,214	136,424	43,242	104,032	319,912
Income from segment operations	15,541	17,340	13,999	15,312	62,192
Depreciation and amortization	8,992	11,286	1,083	6,790	28,151
Capital expenditures	4,558	11,184	1,392	3,755	20,889
Retail store impairment charges	—	1,417	—	1,926	3,343
Deferred rent expense	357	3,541	413	1,597	5,908

	For the Year ended December 31, 2008
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$137,185	$—	$12,708	$14,510	$164,403
Retail	—	168,653	52,872	119,749	341,274
Online consumer	25,483	—	1,700	12,190	39,373
Net sales to external customers	162,668	168,653	67,280	146,449	545,050
Gross profit	21,144	127,936	45,378	99,963	294,421
(Loss) income from segment operations	(36)	33,483	16,060	23,735	73,242
Depreciation and amortization	7,141	6,974	2,409	4,320	20,844
Capital expenditures (including business acquisition)	17,386	29,515	4,701	18,263	69,865
Retail store impairment charges	—	80	133	431	644
Deferred rent expense	262	4,042	321	3,121	7,746

Reconciliation of reportable segments consolidated (loss) income from operations for the years ended December 31, 2010, 2009 and 2008 to the consolidated (loss) income before income taxes is as follows:

	2010	2009	2008
Consolidated (loss) income from operations of reportable segments	$(7,268)	$62,192	$73,242
Corporate expenses	(42,785)	(37,777)	(37,178)
Interest expense	(23,752)	(22,627)	(13,921)
Foreign currency transaction gain (loss)	686	2,920	(621)
Unrealized loss on change in fair value of warrant	(993)	—	—
Other (expense) income	(39)	220	(155)
Consolidated (loss) income before income taxes	$(74,151)	$4,928	$21,367

Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2010, 2009, and 2008 consist of the following:

	Years Ended December 31
	2010	2009	2008

Net sales by geographic location of customer:
United States	$326,607	$332,846	$331,322
Canada	65,638	68,983	67,280
Europe (excluding United Kingdom)	68,958	81,252	74,297
United Kingdom	32,535	34,214	35,653
Korea	9,547	9,443	10,453
Japan	10,716	14,122	14,909
Australia	9,474	9,105	5,901
Other foreign countries	9,514	8,810	5,235
Total Consolidated Net Sales	$532,989	$558,775	$545,050

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31:

	2010	2009
United States	$61,754	$71,451
Canada	7,063	8,767
Europe (excluding the United Kingdom)	6,257	9,987
United Kingdom	5,784	6,292
Korea	394	632
Japan	1,290	2,827
Australia	1,311	1,299
Other foreign countries	1,547	2,055
Total consolidated long-lived assets	$85,400	$103,310

Identifiable assets by reportable segment:
US Wholesale	$129,948	$134,038
US Retail	92,931	92,555
Canada	32,876	29,981
International	72,195	71,005
Total	$327,950	$327,579

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31:

	2010	2009
Total Assets	32.0%	30.8%
Total Liabilities	13.7%	17.1%

19. Litigation

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has accrued an estimate for this loss contingency in its accompanying consolidated balance sheet as of December 31, 2010.
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
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida (the case described below) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. In accordance with an agreement between the parties', this matter will now proceed to binding arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its consolidated balance sheet as of December 31, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. In December 2010, the Court granted American Apparel's Petition to Compel Arbitration. This matter will now proceed in arbitration. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its consolidated balance sheet as of December 31, 2010. However, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. In February 2011, the Court granted American Apparel's Petition to Compel Arbitration. This matter will now proceed in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The Company will soon be filing a Petition to Compel this matter into arbitration, pursuant to a written agreement between Plaintiff and the Company to submit all disputes into confidential binding arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16,

2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). On February 17, 2011, the Company filed a motion to stay the State Derivative Action pending resolution of the Federal Derivative Action. Although the Superior Court stayed the State Derivative Action pending its decision on the motion to stay, plaintiffs in the State Derivative Action purported to file a Consolidated Amended Shareholder Derivative Complaint on March 18, 2011, which contains substantially the same allegations as the complaints filed in the Smith, Kim, Lankford, and Norris Actions. The court will hear the Company’s motion to stay on April 12, 2011. Plaintiffs in each of the derivative cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. No damages against the Company are sought in the lawsuits.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. Plaintiffs allege three causes of action for violations of Sections 10(b), 20(a), and 14(a) of the 1934 Act, and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of alleged misrepresentations contained in Company press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's hiring practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. Mr. Rendelman must file an amended class action complaint within 45 days of the court’s ruling. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of any forthcoming motions to dismiss the Federal Securities Action. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

In August 2010, the Company received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls. The Company has also received a subpoena from the SEC for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls. The Company intends to cooperate fully with these subpoenas and investigations.

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss.  On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and the current members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. The Company believes that each of the above described actions are covered by insurance, subject to a deductible, and is awaiting confirmation of coverage from its carriers. The Company does not believe that any of these claims will exceed the amount of the Company's available insurance, although the views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course.

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

Note 20. Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2010 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to costs and Expenses	Deductions (recoveries)	Other		Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2010	$1,763	$1,357	$—	$(490)	[1]	$2,630
For the year ended December 31, 2009	$1,441	$572	$(220)	$(30)	[1]	$1,763
For the year ended December 31, 2008	$1,876	$598	$—	$(1,033)	[1]	$1,441
 _____________________
1 Foreign exchange rate fluctuation

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (recoveries)	Other		Balance at End of Year
Reserve for inventory shrinkage and obsolescence:
For the year ended December 31, 2010	$4,802	$1,033	$—	$18	[1]	$5,853
For the year ended December 31, 2009	$3,618	$1,276	$(92)	$—		$4,802
For the year ended December 31, 2008	$5,349	$—	$(1,731)	$—		$3,618
 _____________________
1 Foreign exchange rate fluctuation

Description	Balance at Beginning of Year	Increase in Allowance	Deductions to Allowance	Other	Balance at End of Year
Valuation allowance of deferred tax assets:
For the year ended December 31, 2010	$20,457	$31,522	$—	$—	$51,979
For the year ended December 31, 2009	$18,859	$1,598	$—	$—	$20,457
For the year ended December 31, 2008	$10,728	$8,131	$—	$—	$18,859

Supplementary Financial Information
The following quarterly data are derived from the Company’s consolidated statements of operations.
QUARTERLY INFORMATION (unaudited)
(Amounts in thousands except per share amounts)

	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010	Year Ended December 31, 2010
Fiscal 2010
Net sales	$143,969	$134,473	$132,733	$121,814	$532,989
Gross profit	$80,099	$70,185	$68,284	$61,341	$279,909
Net loss	$(19,304)	$(9,491)	$(14,678)	$(42,842)	$(86,315)
Loss per share-basic	$(0.27)	$(0.13)	$(0.21)	$(0.60)	$(1.21)
Loss per share-diluted	$(0.27)	$(0.13)	$(0.21)	$(0.60)	$(1.21)
	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009	Year Ended December 31, 2009
Fiscal 2009
Net sales	$158,111	$150,319	$136,061	$114,284	$558,775
Gross profit	$87,016	$87,285	$80,214	$65,397	$319,912
Net income (loss)	$3,049	$4,160	$4,462	$(10,559)	$1,112
Earnings (loss) per share-basic	$0.04	$0.06	$0.06	$(0.15)	$0.02
Earnings (loss) per share-diluted	$0.04	$0.05	$0.06	$(0.15)	$0.01
Seasonality
The Company experiences seasonality in its operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company’s retail segment has not experienced the same pronounced sales seasonality as other retailers.

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
On April 3, 2009, the Company’s audit committee engaged Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2009. During the two recent years ended December 31, 2008 and subsequent interim period through April 3, 2009, the Company did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

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

The Audit Committee of the Board of Directors discussed each of these matters with D&T. The Company authorized D&T to respond fully to the inquiries of the Company’s successor accountants concerning each of these matters.

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
Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of December 31, 2010.
A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of December 31, 2010, the following material weaknesses existed:

Material weakness related to the control environment. We concluded that, in certain instances, we did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, we concluded that we did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating our control environment: (i) a sufficient number of adequately trained accounting personnel in our foreign subsidiaries with appropriate expertise in GAAP, and (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in our consolidated financial statements.

Material weakness related to financial closing and reporting process. We concluded that we did not perform adequate independent review and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts. We also identified deficiencies in (i) our inventory costing related to our retail segment that was offset by adjustments in our transfer pricing, (ii) our identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of our evaluation of excess and obsolete inventory reserves.

(b)	Remediation Activities

Over the course of fiscal 2010, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. As of Decmber31, 2010, we have filled openings in certain key financial positions and are in the process of recruiting resources for the remaining open positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we have developed and are implementing a technical training program for the accounting and finance staff in the areas of GAAP related to complex and non-routine transactions relevant to our operations. We continue to improve our corporate wide procedures to facilitate uniform application of accounting policies on a global basis.

Material weakness related to financial closing and reporting process: We continue to improve the preparation and review of account reconciliations by implementing specific procedures and internal controls, including the detailed review of our financial closing process by our internal audit group, to monitor and evaluate key accounts and assumptions behind our critical estimates. We have identified and implemented additional internal controls to strengthen account analysis within the categories of fixed assets, deferred rent, and inventory To address inventory costing, we have transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. We are implementing an enhanced workforce management system which will enable us to more accurately track direct labor to specific production runs. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and remediate this material weakness.

(c)	Changes in ICFR

During the year ended December 31, 2010, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of American Apparel, Inc.

We have audited American Apparel, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over financial Reporting”:

Material weakness related to the control environment. The Company did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment; (i) a sufficient number of adequately trained accounting personnel in its foreign subsidiaries with appropriate expertise in GAAP, and (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in the Company's consolidated financial statements.

Material weakness related to financial closing and reporting process. The Company did not perform adequate independent reviews and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts. Deficiencies were also noted in (i) the Company's inventory costing related to its retail segment that was offset by adjustments in transfer pricing, (ii) the Company's identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of the Company's evaluation of excess and obsolete inventory.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's fiscal December 31, 2010 consolidated financial statements and financial statement schedule, and this report does not affect our report thereon dated March 31, 2011.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows and the related financial statement schedule for the years ended December 31, 2010, 2009 and 2008 of the Company and our report dated March 31, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and such report includes an explanatory paragraph as to the Company's ability to continue as a going concern.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 31, 2011

Item 9B.    Other Information
The Company’s Annual Meeting of Stockholders was held on December 10, 2010. The following proposals were presented to a vote of the Company’s stockholders.
Proposal 1: Election of Class C Directors
The following Class C directors were elected to the Board of Directors, each to serve for a term of three years and until his successor is duly elected and qualified, or such director’s earlier death, resignation or removal:

Name	Votes For	Votes Withheld	Broker Non-Votes
Dov Charney	45,304,853	437,693	15,955,189
Adrian Kowalewski	43,067,750	2,674,796	15,955,189
Neil Richardson	43,175,535	2,567,011	15,955,189
Proposal 2: Ratification of Appointment of Independent Auditors
Marcum LLP was ratified as the Company's independent auditors for the fiscal year ending December 31, 2010.

Votes For	Votes Against	Broker Non-Votes
61,298,337	365,506	33,892

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On March 30, 2011, Lyndon Lea and Neil Richardson, Lion's designated directors under the Investment Agreement, resigned as members of our Board of Director to allow Lion flexibility in evaluating its options to optimize its investment in American Apparel. Lion has indicated that it will retain its ability to re-designate directors to the Board at the appropriate time in the future, pursuant to its designation rights under the Investment Agreement.

Item 11. Executive Compensation

The information required by this item will be included under the following captions in the 2011 Proxy Statement and is incorporated herein by reference: “Process and Procedures for Determination of Executive and Director Compensation,” “Compensation of Directors,” “Director Compensation—Fiscal 2010,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” and “Grants of Plan-Based Awards Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the following captions in the 2011 Proxy Statement and is incorporated herein by reference: “Equity Compensation Plan Information” and “Beneficial Ownership of Shares.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included under the following captions in the 2011 Proxy Statement and is incorporated herein by reference: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Relationship with Independent Auditors” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: The following consolidated financial statement schedule of American Apparel, Inc. and its subsidiaries is included in Part II, Item 8:

Schedule II—Valuation and Qualifying Accounts
Schedules other than those listed above are omitted because of an absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements and/or notes thereto.

b.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.2	Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 9, 2007 and incorporated by reference herein)

3.3	Amendment to Bylaws of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed October 8, 2010 and incorporated by reference herein)

3.4	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein)

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

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

4.5
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

4.7
Investment Agreement, dated March 13, 2009, between the Registrant and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

4.8
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

Exhibit No.	Description
10.2+	Registrant’s 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein)

10.3+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein)

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

10.10
Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein)

10.11
Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein)

10.12
Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein)

10.13
Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein)

Exhibit No.	Description
10.14
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

Exhibit No.	Description
10.26	Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated December 19, 2008), between AAUSA, as maker, and Dov Charney, as payee

10.27
Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein)

10.28	Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated February 10, 2009), between AA USA, as maker, and Dov Charney, as payee

10.29
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

10.30
Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and the Registrant (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein)

10.31
Amendment and Agreement, dated as of April 10, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein)

10.32
Second Amendment and Agreement, dated as of June 17, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein)

10.33
Third Amendment and Agreement, dated as of August 18, 2009, by and between the Registrant and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein)

10.34
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

10.35
Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein)

10.36	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein)

10.37
Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein)

10.38
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
10.39
Second Amendment to Credit Agreement, dated as of March 31, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed April 1, 2010 and incorporated by reference herein)

10.40
Third Amendment to Credit Agreement, dated as of June 23, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2010 and incorporated by reference herein)

10.41
Fourth Amendment to Credit Agreement, dated as of September 30, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 1, 2010 and incorporated by reference herein)

10.42
Employment Agreement, dated October 7, 2010, by and between Thomas M. Casey and the Registrant (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 8, 2010 and incorporated by reference herein)

10.43
Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein)

14.1	Registrant’s Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein)

16.1
Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein)

16.2	Letter of Deloitte & Touche LLP, dated July 28, 2010 (included as Exhibit 16.1 to Current Report on 8-K (File No. 001-32697) filed July 28, 2010 and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________
*    Filed herewith.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 31, 2011	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Principal Accounting Officer	March 31, 2011
John Luttrell

/s/ ROBERT GREENE	Director	March 31, 2011
Robert Greene

/s/ ALLAN MAYER	Director	March 31, 2011
Allan Mayer

/s/ KEITH MILLER	Director	March 31, 2011
Keith Miller

/s/ MARK SAMSON	Director	March 31, 2011
Mark Samson

	Director	March 31, 2011
Adrian Kowalewski

/s/ MARK A. THORTON	Director	March 31, 2011
Mark A. Thornton