Form 10-K/A
period 2010-12-31
AMERICAN APPAREL, INC
filed 2011-05-02
CIK 1336545

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2011 was 98,547,932.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 for American Apparel, Inc. (the “Company” and, such filing, the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purposes of (i) providing the information required by Items 10 through 14 of Part III of Form 10-K; (ii) amending and restating Item 9A of the Original Filing in its entirety in response to comments the Company received from SEC staff regarding the Original Filing; and (iii) filing Exhibits 21.1 and 23.1, which were inadvertently omitted from the Original Filing.

The information required by Items 10 through 14 of the Original Filing was omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed on or before April 30, 2011 (i.e., within 120 days after the end of the Company’s 2010 fiscal year) pursuant to Regulation 14A. Therefore, (x) the reference on the cover of the Original Filing to the incorporation by reference of the registrant’s 2011 Proxy Statement into Part III of the Original Filing is hereby deleted and (y) Items 10 through 14 of the Original Filing have been amended and restated in their entirety.

Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

PART II

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls over financial reporting as of December 31, 2009 (described below), which have not been fully remediated as of December 31, 2010.

Notwithstanding the material weaknesses described in this report, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2010 because of the material weaknesses described below.

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

Over the course of fiscal 2010, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. As of December 31, 2010, we have filled openings in certain key financial positions and are in the process of recruiting resources for the remaining open positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we have developed and are implementing a technical training program for the accounting and finance staff in the areas of GAAP related to complex and non-routine transactions relevant to our operations. We continue to improve our corporate wide procedures to facilitate uniform application of accounting policies on a global basis.

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

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

During the year ended December 31, 2010, the Company’s management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of American Apparel, Inc.

We have audited American Apparel, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over financial Reporting”:

Material weakness related to the control environment. The Company did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment; (i) a sufficient number of adequately trained accounting personnel in its foreign subsidiaries with appropriate expertise in GAAP, and (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in the Company’s consolidated financial statements.

Material weakness related to financial closing and reporting process. The Company did not perform adequate independent reviews and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts. Deficiencies were also noted in (i) the Company’s inventory costing related to its retail segment that was offset by adjustments in transfer pricing, (ii) the Company’s identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of the Company’s evaluation of excess and obsolete inventory.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s fiscal December 31, 2010 consolidated financial statements and financial statement schedule, and this report does not affect our report thereon dated March 31, 2011.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows and the related financial statement schedule for the years ended December 31, 2010, 2009 and 2008 of the Company and our report dated March 31, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and such report includes an explanatory paragraph as to the Company’s ability to continue as a going concern.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages and positions with the Company as of May 2, 2011 are as follows:

Name	Age	Position
Dov Charney(1)(2)	42	Director, Chairman of the Board and Chief Executive Officer
Thomas M. Casey	53	Acting President
John J. Luttrell	56	Executive Vice President and Chief Financial Officer
Martin Bailey	51	Chief Manufacturing Officer
Martin Staff	60	Chief Business Development Officer
Adrian Kowalewski	33	Director and Executive Vice President, Corporate Strategy
Glenn A. Weinman	55	Senior Vice President, General Counsel and Secretary
Robert Greene	51	Director
Allan Mayer	61	Director
Mark Samson	57	Director
Mark A. Thornton	45	Director

(1)	In connection with the financing transaction with Lion Capital (Americas) Inc. (described under “Certain Relationships and Related Transactions” herein), Mr. Charney and Lion/Hollywood L.L.C (as successor by assignment to Lion Capital (Guernsey) II Limited, “Lion”) entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of Common Stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board of Directors, provided that Lion’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.
(2)	In connection with the financing transaction with Lion Capital (Americas) Inc. (described under “Certain Relationships and Related Transactions” herein), the Company and Lion entered into an investment agreement, dated as of March 13, 2009 (as amended from time to time, the “Investment Agreement”). Pursuant to the Investment Agreement (described under “Certain Relationships and Related Transactions”), Lion currently has the right to designate two persons to the Board of Directors (“Investor Directors”) and a board observer (“Board Observer”). Lion’s right to designate Investor Directors and a Board Observer is subject to maintaining certain minimum ownership thresholds of shares of Common Stock issuable under the Lion Warrants (as defined below). On May 12, 2010, Jacob Capps, a then-current Investor Director, resigned as a member of the Board while remaining as the Board Observer, and the Board appointed Lyndon Lea to fill the vacancy, effective upon Mr. Capps’ resignation. On March 30, 2011, Mr. Capps resigned as the Board Observer and Mr. Lea and Neil Richardson, Lion’s then-current Investor Directors, resigned from the Board, leaving a vacancy of two Investor Directors. See “Director Vacancies” below. Also, pursuant to the Investment Voting Agreement (described under “Certain Relationships and Related Transactions” herein), for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of Common Stock in favor of Lion’s designees, provided that Mr. Charney’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.

Director Vacancies

There are currently three vacancies on the Company’s Board of Directors: one Class A director vacancy and two Class B director vacancies.

On March 30, 2011, Lyndon Lea and Neil Richardson, Lion’s designated directors under the Investment Agreement and each a Class B Director, resigned as members of the Board to allow Lion flexibility in evaluating its options to optimize its investment in the Company. Lion has indicated that it will retain its ability to re-designate directors to the Board at the appropriate time in the future, pursuant to its designation rights under the Investment Agreement.

On May 2, 2011, Keith Miller, a Class A Director, resigned as a member of the Board, and as a member of each of the committees thereof on which he served, including the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee (for which he served as Chairman), due to business and personal time commitments.

Class A Directors (Terms Expire at the 2011 Annual Meeting of Stockholders)

Robert Greene became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Mr. Greene is a bestselling author known for his books on business strategy. Since 2003, Mr. Greene has worked as a private consultant to several executives in businesses ranging from financial management to artists’ agencies and film producers. He has written four books: The 48 Laws of Power (1998, over 900,000 copies sold in the U.S., and translated into 21 languages); The Art of Seduction (2001); The 33 Strategies of War (2006) and The 50th Law (2009). He has worked in New York City as an editor and writer for several magazines, including Esquire, and in Hollywood as a story developer and writer. He has previously resided in London, England; Paris, France; and Barcelona, Spain; he speaks several languages and has worked as a translator. Mr. Greene attended the University of California, Berkeley and the University of Wisconsin-Madison, where he received a B.A. in classical studies. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Greene’s experience as a consultant and his research on business strategy, combined with the leadership skills and experiences of the Company’s other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Allan Mayer became a director of American Apparel upon consummation of the Acquisition on December 12, 2007. Since October 2006, he has been a principal partner, member of the management committee, and head of the Strategic Communications Division of 42 West LLC, a leading public relations firm. Previously, from 1997 until October 2006, Mr. Mayer was managing director and head of the entertainment practice at the nationally-known crisis communications firm Sitrick and Company. Mr. Mayer began his professional life as a journalist, working as a staff reporter for The Wall Street Journal; a writer, foreign correspondent and senior editor for Newsweek, and the founding editor (and later publisher) of Buzz magazine. He also served as editorial director of Arbor House Publishing Co. and senior editor of Simon & Schuster. Mr. Mayer has authored two books—Madam Prime Minister: Margaret Thatcher and Her Rise to Power (Newsweek Books, 1980) and Gaston’s War (Presidio Press, 1987)—and is co-author, with Michael S. Sitrick, of Spin: How To Turn The Power of the Press to Your Advantage (Regnery, 1998). In addition, he has written for a wide variety of national publications, ranging from The New York Times Magazine to Vogue. Mr. Mayer is a recipient of numerous professional honors, including the National Magazine Award, the Overseas Press Club Citation of Excellence, and six William Allen White Awards. Mr. Mayer serves on the board of directors of Film Independent and lectures regularly on crisis management and communications at UCLA’s Anderson School of Business and USC’s Annenberg School of Communication. Mr. Mayer received his B.A. from Cornell University. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Mayer’s experience as member of management of a leading public relations firm and in a leadership position as managing director of a nationally known crisis communications firm, combined with the leadership skills and experiences of the Company’s other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Class B Directors (Terms Expire at the 2012 Annual Meeting of Stockholders)

Adrian Kowalewski became a director of American Apparel upon consummation of the Acquisition (as defined under “Corporate Governance and Board Matters” below) on December 12, 2007. Mr. Kowalewski was appointed Executive Vice President, Corporate Strategy in February 2011. From December 2008 to February 2011, Mr. Kowalewski served as Executive Vice President and Chief Financial Officer of the Company. From June 2006 to December 2008, he served as the Director, Corporate Finance and Development of American Apparel and its predecessor companies. From July 2003 to July 2004, he worked for Houlihan Lokey Howard & Zukin, where he participated in financial restructurings and mergers and acquisitions. From July 1999 to June 2002, Mr. Kowalewski worked in the Mergers & Acquisitions Group of CIBC World Markets in New York and London. Mr. Kowalewski also worked at Lazard Fréres & Co. Mr. Kowalewski holds an A.B. with honors from Harvard University, and an M.B.A. from the University of Chicago. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Kowalewski’s prior experience in investment banking and his experience in financial management, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Class C Directors (Terms Expire at the 2013 Annual Meeting of Stockholders)

Dov Charney has served as Chairman of the Board, Chief Executive Officer and a director of American Apparel since the consummation of the Acquisition on December 12, 2007, and served as President of American Apparel from December 2007 until October 2010. Prior to the Acquisition, Mr. Charney served as founder, director, chief executive officer and president of American Apparel’s predecessor companies since their formation in Columbia, South Carolina, in 1989. Mr. Charney is a graduate of Choate Rosemary Hall and attended Tufts University. Having founded Old American Apparel (as defined under “Corporate Governance and Board Matters” below) and its predecessor companies and having served as the Chairman and Chief Executive Officer of the Company since 2007 and as President of the Company from 2007 until October 2010, Mr. Charney provides our Board with an informed perspective on the Company and the apparel industry. Pursuant to the Investment Voting Agreement (described under “Certain Relationships and Related Transactions” herein), for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of Common Stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board of Directors, provided that Lion’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.

Mark Samson became a director of American Apparel upon consummation of the Acquisition in December 2007. Since 1999, Mr. Samson has been a managing director of Getzler Henrich and Associates LLC (“Getzler Henrich”), a leading corporate restructuring firm in the U.S. with a focus on middle market companies. In this capacity, he has served as interim chief executive officer, chief operating officer and/or chief restructuring officer and financial advisor for more than 80 companies. During his tenure with Getzler Henrich, Mr. Samson has provided numerous clients with guidance in operational restructuring, bankruptcy proceedings and business operation, management practices, cash flow and profitability improvements. From 1984 to 2000, Mr. Samson served as executive chairman of the board, co-president and chief executive officer of Debjon Group/Sidcor/MQM Group, a consortium of 53 vertically integrated retail businesses and convenience stores. From 1976 to 1984, Mr. Samson was marketing director for the Berden Group, the largest manufacturer of work wear and corporate uniforms in South Africa. Mr. Samson received his BBA in Economics from the University of South Africa. Mr. Samson is a member of the Turnaround Management Association and the American Bankruptcy Institute. Mr. Samson has been published in the New York Law Journal. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Samson’s experience as a managing director of Getzler Henrich, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Mark A. Thornton became a director of American Apparel upon consummation of the Acquisition in December 2007. Since January 2005, Mr. Thornton has been an independent consultant to various clients, advising them in the areas of private equity raises and project management, and also ran courses for the Harvard Negotiation Insight Initiative at Harvard Law School, and the Leadership Development Program for Wharton Business School at the University of Pennsylvania, as well as Fortune 100 companies. At various times during the period from 1997 to March 2002, Mr. Thornton worked in several capacities for JPMorgan, including serving as the chief operating officer for JPMorgan Private Bank in London from June 2001 to March 2002, specializing in operational risk management relating to the merger of JPMorgan with Robert Fleming. He oversaw core aspects of the merger and chaired numerous committees related to operational risk, new product lines and new business development. Prior to joining JPMorgan Investment Management in 1997, Mr. Thornton worked in various market risk and credit risk positions for blue chip investment banks and securities firms, including Daiwa Europe Bank plc and Australian and New Zealand Banking Group Ltd. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Thornton’s experience in a leadership position as chief operating officer of JP Morgan Private Bank, advising clients in raising private equity, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Executive Officers

In addition to our executive officers who are listed as being directors, the Company has the following executive officers:

Thomas Casey joined American Apparel as Acting President in October 2010. Mr. Casey has over 24 years experience in financial management and strategic planning. He served as Executive Vice President and Chief Financial Officer of Blockbuster Inc., a global provider of in-home rental and retail movie and game entertainment (“Blockbuster”), from September 2007 through August 2010. At Blockbuster, Mr. Casey was responsible for strategic planning, finance and accounting, real estate and international operations. Blockbuster filed for Chapter 11 in September 2010 to recapitalize its balance sheet and reduce its debt substantially. The recapitalization is intended to put Blockbuster in a stronger financial position as it continues to pursue its strategic plan and transform its business model. From 1999 until the commencement of his employment at Blockbuster, Mr. Casey served as Managing Director for Deutsche Bank Securities, Inc. (“Deutsche Bank”) where he was responsible for the bank’s retail industry relationships in North America. Mr. Casey served as advisor to companies undergoing strategic change in the retail entertainment, food and drug, specialty retail, convenience store and foodservice industries. Prior to Deutsche Bank, Mr. Casey held investment banking positions with Citigroup, Merrill Lynch and Dillon Read & Co. Mr. Casey has a Bachelor of Science degree in Ocean Engineering from The U.S. Naval Academy and served as an officer on a nuclear submarine. He also received his MBA from Harvard Business School. Mr. Casey also serves on the board of directors of The Great Atlantic and Pacific Tea Company, Inc. There is no family relationship between Mr. Casey and any of the Company’s directors or executive officers.

John J. Luttrell, joined American Apparel as Executive Vice President and Chief Financial Officer in February 2011. Mr. Luttrell has over 13 years of experience in the retail industry. Prior to joining the Company, Mr. Luttrell was a partner at CFOs 2 Go Partners, a management consulting firm, since 2009. From 2007 to 2008, Mr. Luttrell served as Executive Vice President and Chief Financial Officer of Old Navy, Inc. Mr. Luttrell also served as Executive Vice President and Chief Financial Officer of The Wet Seal, Inc. from 2005 to 2007. Mr. Luttrell also worked at Cost Plus, Inc., where he served as Executive Vice President and Chief Financial Officer from 2004 to 2005, Senior Vice President and Chief Financial Officer from 2001 to 2004, and Vice President and Controller from 2000 to 2001. Mr. Luttrell is a graduate of Purdue University, where he received a Bachelor of Science degree in General Management and Accounting.

Martin Bailey has been the Chief Manufacturing Officer of American Apparel since the consummation of the Acquisition on December 2007. Prior to the Acquisition, Mr. Bailey had served as President of Manufacturing of Old American Apparel since 2002, overseeing operations of textile and apparel production and the planning, purchasing, sourcing, product development, quality-assurance and distribution departments, as well as nonrelated support departments. Having been in the apparel industry for over 25 years, Mr. Bailey brings to American Apparel a wealth of industry experience. He has managed manufacturing services and operations for companies such as Fruit of the Loom and Alstyle Apparel and has earned a reputation in the apparel industry for his ability to implement cost-effective programs and streamline and organize production growth. Mr. Bailey graduated from Campbellsville College with a B.S. in Business Administration.

Martin Staff joined American Apparel as Chief Business Development Officer in March 2011. Mr. Staff has over 30 years of experience in the fashion industry. Prior to joining the Company, Mr. Staff served as President and Chief Executive Officer of JA Apparel Corp. from 2003 to 2010. From 1998 to 2002 Mr. Staff served as President and Chief Executive Officer of Hugo Boss Fashions, Inc. Mr. Staff also served as President and Chief Operating Officer of Calvin Klein Fashions Inc. from 1992 to 1998 and as Senior Vice President of Retail Development and Licensing of Calvin Klein Inc. from 1987 to 1992. In addition, Mr. Staff served as Vice President of Sales and Marketing of Polo Ralph Lauren from 1980 to 1987. Mr. Staff is a graduate of Dartmouth College, where he received a Bachelor of Arts degree in English.

Glenn A. Weinman joined American Apparel as Senior Vice President, General Counsel and Secretary in February 2009. As General Counsel, Mr. Weinman oversees all aspects of American Apparel’s legal matters, including business transactions and securities law compliance. Mr. Weinman was previously a partner at Dongell Lawrence Finney LLP, a California-based law firm, which he joined in 2006 and where he headed up the firm’s corporate and business transactions practice. From 2005 to 2006, Mr. Weinman was an independent contractor, providing legal and human resources consulting services on various corporate and employment matters. Prior thereto, Mr. Weinman was vice president, general counsel and secretary of Inter-Con Security Systems from 2003 to 2005. In addition to his experience as an attorney in private practice with several major national law firms, Mr. Weinman has also served as general counsel for a number of companies, including Inter-Con Security Systems, Inc., a U.S. based provider of security services internationally, Luminent, Inc., a Nasdaq-listed fiber optic component manufacturer acquired by MRV Communications, and Guess?, Inc., a NYSE-listed international apparel company. At Guess?, Mr. Weinman served as vice president, general counsel and secretary from 1996 to 2000, and managed the legal, human resources, risk management, stockholder relations, and contractor compliance departments. Mr. Weinman was part of the executive team that managed the successful initial public offering of Guess? in 1996. Mr. Weinman obtained his B.A. from the University of California at Los Angeles in 1978, and his J.D. from the University of Southern California Law Center in 1981. He also received a professional designation in human resources management from the University of California at Los Angeles in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and any beneficial owner of more than ten percent of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the NYSE Amex. Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.

Based solely on the Company’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2010, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the year ended December 31, 2010, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock, except that in November 2010, Mr. Bailey’s initial Form 3 was filed, and Mr. Casey’s Form 3 was filed one day late.

Code of Ethics

The policies comprising our code of ethics are set forth in the Company’s Code of Ethics (the “Code of Ethics”) (included as Exhibit 14.1 of the Current Report on Form 8-K (File No 001- 32697) filed December 18, 2007). These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees. The Code of Ethics is also published on our website at investors.americanapparel.net. Stockholders may request a copy of the Code of Ethics, at no cost, by writing to us at the following address: American Apparel, Inc., Attn: General Counsel, 747 Warehouse Street, Los Angeles, California 90021.

Changes to Procedures for Stockholder Nominations of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our 2010 proxy statement which was filed on October 15, 2010.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is a separately-designated standing committee, established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78(c)(58)(A)). The Audit Committee at all times is required to be composed exclusively of at least three “independent directors” who are “financially literate” as defined under NYSE Amex listing standards. NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and statement of cash flows. The Audit Committee is currently composed of two financially literate Independent Directors: Messrs. Samson and Thornton. In addition, Mr. Samson qualifies to serve as the “financial expert” according to the requirements of SEC Regulation S-K Items 407(d)(5)(ii) and 407(d)(5)(iii).

As a result of Mr. Miller’s resignation as a director on May 2, 2011, the Audit Committee consists of two members and therefore the Company is no longer in compliance with the NYSE Amex listing standards, which require the Audit Committee to consist of at least three members. The NYSE Amex listing standards provide for a 180-day cure period for the Company to regain compliance with the audit committee composition requirements of the NYSE Amex. The Company intends to fill the vacancy on the Audit Committee as expeditiously as possible prior to October 29, 2011, the expiration of the cure period.

A copy of the current Audit Committee Charter is available on the Company’s website at investors.americanapparel.net.

ITEM 11.	EXECUTIVE COMPENSATION

Processes and Procedures for Determination of Executive and Director Compensation

The current members of the Compensation Committee are Messrs. Greene, Mayer, Miller and Thornton. The Board has determined that each member of this Committee is an Independent Director, with Mr. Miller as Chairman.

The Compensation Committee of the Board of Directors is responsible for overseeing the compensation and employee benefit plans and practices of the Company. The Compensation Committee reviews and approves, either as a committee or together with the other independent directors, the general compensation policies of the Company, oversees the administration of all of the Company’s compensation and benefit plans and reviews and approves, either as a committee or together with the other independent directors, compensation of the executive officers of the Company. The Compensation Committee Charter requires that the Compensation Committee consist of no fewer than two Board members who qualify as “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. At all times since its formation following the Acquisition, the Compensation Committee has consisted of at least three Board members, each of whom the Board has affirmatively determined satisfied these independence requirements.

The Compensation Committee Charter sets forth the purpose of and other matters pertaining to the Compensation Committee. The form of the current Compensation Committee Charter is available on the Company’s website at investors.americanapparel.net.

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

•

review and recommend for approval by the Board, or approve, the frequency that should be recommended to the Company’s stockholders in connection with any stockholder advisory vote on the frequency with which the Company shall hold a stockholder advisory vote on the compensation of the Company’s named executive officers;

•

review and recommend for approval by the Board, or approve, the frequency with which the Company should submit to the stockholders an advisory vote on the compensation of the Company’s named executive officers, taking into account any prior stockholder advisory vote on the frequency with which the Company shall hold a stockholder advisory vote on compensation of the Company’s named executive officers;

•

review the results of any stockholder advisory vote on the compensation of the Company’s named executive officers and consider whether to make any adjustments to the Company’s executive compensation policies and practices; and

•	produce a report of the Compensation Committee to be included in the Company’s annual proxy statement.

Our Chief Executive Officer and Chairman of the Board recommends to the Compensation Committee salary, annual bonus, equity-based awards and long-term compensation levels for other executive officers, including the other Named Officers (as defined under “Compensation Discussion and Analysis” below). Our other executives, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executives. While the Compensation Committee reviews and makes recommendations regarding compensation paid to the non-employee directors, the compensation for these directors is determined by the Board.

Equity awards to all officers subject to Section 16 of the Exchange Act are made by the Compensation Committee. As indicated above, pursuant to its charter, the Compensation Committee is authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our officers (including all of the Named Officers).

In 2010, the Compensation Committee retained the firm of Pearl Meyer & Partners, LLC (“PM&P”) as its compensation consultant to assist in the development and evaluation of compensation policies, practices and awards. Specifically, PM&P was engaged to conduct a competitive review of executive compensation and severance policies, and to assist in developing an annual incentive plan and a long-term equity incentive program to reward and retain key executives and managers.

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

DIRECTOR COMPENSATION—FISCAL 2010

During 2010, the sole cash compensation to our non-employee directors consisted of a total of $178,000 in Board and Committee meeting fees paid to Messrs. Greene, Mayer, Miller, Samson and Thornton for their participation in Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings held during 2010. Messrs. Capps, Lea and Richardson agreed to forgo receipt of meeting fees.

Pursuant to the 2007 Performance Equity Plan approved by stockholders in conjunction with the Acquisition, our non-employee directors each received a stock grant (of fully vested shares) as described below for their Board service, and automatically will receive a stock grant for each year of service thereafter, such grant to be made at the beginning of each such year of service, equal to that number of shares of Common Stock having an aggregate market value of $75,000 at the time of grant.

On January 19, 2010, the Company issued an annual grant to each non-employee director of 21,739 shares of Common Stock, based upon the closing price per share of $3.45, in connection with their Board service. Messrs. Capps, Lea and Richardson agreed to forgo receipt of annual grants of Common Stock having an aggregate market value of $75,000 at the time of grant.

The table below summarizes the compensation provided by the Company to non-employee directors for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Delivered Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Independent Non-Employee Directors
Jacob Capps(2)	—	—	—	—	—	—	—
Robert Greene	22,000	75,000	—	—	—	—	97,000
Lyndon Lea(2)(3)	—	—	—	—	—	—	—
Allan Mayer	23,000	75,000	—	—	—	—	98,000
Keith Miller(4)	44,000	75,000	—	—	—	—	119,000
Neil Richardson(3)	—	—	—	—	—	—	—
Mark Samson	42,000	75,000	—	—	—	—	117,000
Mark A. Thornton	47,000	75,000	—	—	—	—	122,000

All Non-Employee Directors	178,000	375,000	—	—	—	—	553,000

(1)	Represents the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718, of stock awards granted in fiscal 2010. Assumptions used in the calculation of these amounts are further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Annual Report. Messrs. Capps, Lea and Richardson agreed to forgo receipt of the 2010 annual grants of Common Stock.
(2)	Mr. Capps resigned as a member of the Board of Directors on May 12, 2010. The Board of Directors appointed Mr. Lea to fill the vacancy, effective upon Mr. Capps’ resignation from the Board of Directors.
(3)	Messrs. Lea and Richardson resigned from the Board of Directors on March 30, 2011.
(4)	Mr. Miller resigned from the Board of Directors on May 2, 2011.

Annual Stock Awards and Meeting Fees

The following table sets forth the schedule of annual stock grants and meeting fees for non-employee directors in effect during 2010:

Type of Fee	Dollar Amount

Value of Annual Stock Grant	$75,000

Attendance Fee per Committee Meeting Attended	$1,000

Attendance Fee per Board Meeting Attended	$1,000

Each non-employee director (except Messrs. Capps, Lea and Richardson) received $1,000 for each Board and each Committee meeting attended and are also reimbursed for out-of-pocket expenses including travel expenses that they incur serving as directors.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive officer and principal financial officer of the Company and our three other most highly compensated individuals who were serving as executive officers as of December 31, 2010.

During 2010, Dov Charney served as the Company’s Chairman of the Board, President and Chief Executive Officer, and Adrian Kowalewski served as the Company’s Executive Vice President and Chief Financial Officer. Our three other most highly compensated executive officers during 2010 were Thomas M. Casey, Martin Bailey and Glenn A. Weinman. These individuals are referred to as the “Named Officers” herein.

The Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board. None of the Named Officers are members of the Compensation Committee. Our Chief Executive Officer and Chairman of the Board recommend to the Compensation Committee salary, cash incentive awards, equity-based awards and long-term compensation levels for executive officers, including the other Named Officers other than himself. Our other executive officers, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to our Named Officers and our other executive officers, but our Chief Financial Officer provides the Compensation Committee with documents used in their determination of executive compensation.

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

•

Alignment with Stockholder Interests. A substantial portion of compensation should be contingent on the Company’s performance. As an executive officer’s level of responsibility increases, a greater portion of the officer’s total compensation should be dependent on the Company’s performance

As described in more detail below, the material elements of our executive compensation program will generally include, at the discretion of the Compensation Committee, some or a mix of the following: a base salary, an annual cash incentive bonus opportunity, and a performance equity plan component. We believe that these elements of our executive compensation program will help us to achieve one or more of our compensation objectives. The executive compensation program is intended to attract, motivate and retain qualified executive officers. The base salary is the element of our current executive compensation program where the value of the benefit in any given year is generally not variable. We anticipate that any bonus awarded in any given year will depend on the performance of the individual and the performance of the Company. We believe that in order to attract, motivate and retain top-caliber executive officers, we need to provide executive officers with predictable benefit amounts that reward the executive officer’s continued service. The base salaries are paid out on a short-term or current basis. Any bonuses would generally be paid out on a short-term basis, such as at year end or upon completion of significant projects. Performance equity awards would generally be made on a longer-term basis. We believe that a mix of longer-term and short-term elements will allow us to achieve our dual goals of attracting and retaining executive officers (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

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

The Company has employment agreements with Dov Charney, Chairman of the Board and Chief Executive Officer, Thomas M. Casey, Acting President, John J. Luttrell, the Company’s current Executive Vice President and Chief Financial Officer, Martin Staff, the Company’s Chief Business Development Officer, and Glenn A. Weinman, Senior Vice President, General Counsel and Secretary,. For a more complete description of current employment agreements with the Named Officers, see “Description of Employment Agreements” below.

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

Annual Bonus Awards

There were no annual or other bonuses awarded to Named Officers for the year ended December 31, 2010.

Long-Term Equity Incentive Awards

The Compensation Committee has the authority to grant stock options, restricted stock and other awards under the Company’s 2007 Performance Equity Plan to executive officers.

On November 26, 2010, the Board approved the grant of 6,532,673 restricted shares of Common Stock, representing approximately 8% of the then outstanding shares of Common Stock, to executive and non-executive management employees and certain consultants to the Company. The grants were made pursuant to the Company’s 2007 Performance Equity Plan and to reward grantees for their individual contributions and time-based service.

On March 30, 2011, subject to stockholder approval of the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”), the Board of Directors approved the 2011 Plan, under which certain cash awards are intended to qualify as performance-based compensation under Section 162(m). The Board of Directors believes that adoption of the 2011 Plan will provide the Compensation Committee with the tools necessary to meet the Company’s objectives of attracting, motivating and retaining qualified employees and of tying a portion of compensation to Company performance. Accordingly, subject to stockholder approval of the 2011 Plan, going forward, a portion of compensation for executive officers may be based on the financial performance of the Company, as determined at the discretion of the Compensation Committee.

On October 7, 2010, the Board of Directors approved the grant of 1,000,000 stock options and 500,000 restricted shares to Mr. Thomas M. Casey pursuant to the terms of his employment agreement. The stock options were granted to Mr. Casey on December 10, 2010. However, the restricted shares were not issued to Mr. Casey due to unavailable authorized shares under the 2007 Plan. There is a mutual agreement between Mr. Casey and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of January 1, 2011, 2012, 2013 and 2014.

Severance and Other Benefits Upon Termination of Employment

In order to support our compensation objective of attracting, retaining and motivating qualified executive officers, we believe that, in certain cases, we may decide to provide executive officers with severance protections upon certain types of termination. These severance protections would be negotiated on an individual by individual basis. American Apparel has not entered into any change in control agreements. The Company has entered into severance arrangements with Dov Charney, Thomas Casey, John J. Luttrell, Martin Staff and Glenn A. Weinman. For a more complete description of current employment agreements with the Named Officers, see “Description of Employment Agreements” below.

Option Grant Practices and Policies

The Compensation Committee may, from time to time, grant stock options under the 2007 Performance Equity Plan as determined by the Compensation Committee. If the 2011 Plan is approved by stockholders, the Compensation Committee may grant such stock options under the 2011 Plan.

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

The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk taking. While our annual bonus plan focuses on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, executives’ annual bonuses are determined using multiple performance criteria and are subject to reduction by the Compensation Committee based on the executive’s individual performance. The Compensation Committee believes that the annual bonus plan appropriately balances risk and the desire to focus executives on specific short-term goals important to the Company’s success, and that it does not encourage unnecessary or excessive risk taking. The Compensation Committee believes that our current executive compensation program provides an appropriate balance between the goals of increasing the price of Common Stock and avoiding risks that could threaten our growth and stability. In addition, it is intended to be the practice of the Compensation Committee to grant executive officers a mixture of stock options and restricted stock as described above. The Compensation Committee believes that such awards would not encourage unnecessary or excessive risk taking since the ultimate value of the awards would be tied to the Company’s stock price, and since grants are subject to long-term vesting schedules to help ensure that executives always have significant value tied to long-term stock price performance.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this Compensation Committee Report, each of whom is independent as defined by NYSE Amex listing standards.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10-K/A for the year ended December 31, 2010.

By the Compensation Committee,

Robert Greene
Allan Mayer
Mark A. Thornton

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, Keith Miller, Robert Greene, Allan Mayer and Mark A. Thornton served as members of the Compensation Committee. During 2010, no current member of the Compensation Committee was an officer or employee of the Company, formerly an officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee during the year ended December 31, 2010.

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of our Named Officers for services rendered during 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation Earnings ($)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(4)		Total
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)	(i)		(j)

Dov Chaney, Chairman of the Board and Chief Executive Officer	2010 2009 2008	764,423 750,000 750,000		— — 250,000	(2)	— — —		— — —		— 1,124,401 —	(3)	— — —	— —		764,423 1,874,401 1,000,000

Thomas M. Casey, Acting President(5)	2010	92,308		—		—		773,000	(11)	75,000	(13)	—	—		939,804

Adrian Kowaleski, Executive Vice President, Corporate Strategy(6)	2010 2009 2008	284,726 246,250 197,308	(7)	— — —		2,039,999 — —	(11)	— — —		— — —		— — —	351,086 — —	(12)	2,675,811 246,250 197,308

Martin Bailey, Chief Manufacturing Officer	2010 2009 2008	305,769 300,000 278,846	(8)	— — —		2,550,001 — —	(11)	— — —		— — —		— — —	438,858 49,094 63,509	(12) (9) (9)	3,294,628 349,094 342,355

Glenn A. Weinman, Senior Vice President, General Counsel and Secretary	2010 2009 2008	340,961 252,692 —	(10)	— — —		124,951 — —	(11)	— — —		— — —		— — —	21,544 — —	(12)	487,456 252,692 —

(1)	Includes bonuses earned in the year indicated, regardless of when paid.
(2)	The Compensation Committee approved a bonus for Mr. Charney for his service for the year ended December 31, 2008, in an amount equal to $250,000.
(3)	The Compensation Committee approved a bonus for Mr. Charney for his service for the year ended December 31, 2009, in an amount equal to $1,124,401.
(4)	Except as otherwise set forth below, amounts of perquisites and other personal benefits are less than $10,000 and accordingly are omitted.
(5)	On October 1, 2010, Mr. Casey joined the Company as Acting President.
(6)	From December 2008 to February 2011, Mr. Kowalewski served as Executive Vice President and Chief Financial Officer. In February 2011, Mr. Kowalewski was appointed Executive Vice President, Corporate Strategy.
(7)	In 2009, Mr. Kowalewski received an increase to his base salary, resulting in a salary of $285,000 per year. In November 2010, Mr. Kowalewski voluntarily reduced his annual salary to $245,000.
(8)	During 2008, Mr. Bailey received an increase to his base salary, resulting in a salary of $300,000 per year.

(9)	Personal benefits include payment of the executive officer’s share of the Company’s health insurance premium, a vehicle allowance and $24,000 in life insurance premiums paid on policies held by Mr. Bailey. The face value of these policies is $2.0 million.
(10)	Mr. Weinman joined American Apparel in February 2009. During 2010, Mr. Weinman received an increase to his base salary, resulting in a base salary of $375,000 per year.
(11)	Represents the aggregate grant date fair value, computed in accordance with ACS 718, of stock awards and options granted in fiscal year 2010. Assumptions used in the calculation of these amounts are further described in Note 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Annual Report.
(12)	Represents tax gross-up related to the 20% vested portion of November 26, 2010 RSAs.
(13)	Represents payment for Mr. Casey’s delivery of a strategic plan per Mr. Casey’s employment agreement.

Compensation of Named Officers

The “Summary Compensation Table” above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2010, 2009 and 2008. The primary elements of each Named Officer’s total compensation reported in the table are base salary, bonuses, and the other benefits listed in Column (i) of the “Summary Compensation Table,” as further described in the footnotes to the table identified therein.

The “Summary Compensation Table” should be read in conjunction with the narrative descriptions that follow. A description of the material terms of the employment agreements currently in force with respect to Named Officers is provided immediately following this paragraph.

Description of Employment Agreements

The following are descriptions of the terms of the employment agreements with our executive officers.

Dov Charney, Chairman of the Board and Chief Executive Officer

The Company and Dov Charney are parties to an employment agreement dated December 12, 2007, pursuant to which Mr. Charney will serve as the Company’s Chief Executive Officer and President for an initial three-year term, commencing on December 12, 2007, which term will automatically extend for successive one-year periods unless either party provides written notice of non-renewal at least 90 days prior to such renewal date. His employment agreement provides that Mr. Charney will receive a base salary of $750,000 per year, subject to increase based on the annual review of the Board of Directors, and also will be entitled to receive, subject to certain conditions, a target annual bonus of 150% of his base salary and a long-term bonus over the initial three-year term of the employment agreement of up to 300% of his base salary upon the Company’s attainment of performance objectives to be determined by the Board or the Compensation Committee. His employment agreement also provides that Mr. Charney will be eligible to participate in the Company’s employee benefit plans as they may exist from time to time (including, without limitation, those plans covering pension and profit sharing, executive bonuses, stock purchases, stock options, life, health and dental insurance, vacation benefits and reimbursement of reasonable and necessary business expenses). See “Potential Payments Upon Termination or Change of Control” for additional information regarding Mr. Charney’s employment agreement.

Thomas M. Casey, Acting President

The Company and Thomas M. Casey are parties to an employment agreement, dated October 1, 2010, pursuant to which Mr. Casey will serve as the Company’s Acting President. The term of his agreement will initially be the fifteen-month period beginning on October 1, 2010 and ending on December 31, 2011, but will renew automatically for successive one-year periods unless the Company provides written notice of non-renewal at least 90 days prior to such renewal date. His employment agreement provides that Mr. Casey will receive a base salary of $400,000 per year, plus a one-time bonus of $75,000. His employment agreement also provides that Mr. Casey will be eligible for stock and stock option grants under the Company’s 2007 Performance Equity Plan, as may determined by the Compensation Committee. Mr. Casey’s employment agreement also provides that he will be eligible to participate in the benefit plans that the Company maintains for its executive officers and receive other standard benefits including, without limitation, pension, disability, vacation benefits and reimbursement of travel and business-related expenses. See “Potential Payments upon Termination or Change of Control” for additional information regarding Mr. Casey’s employment agreement.

John J. Luttrell, Executive Vice President and Chief Financial Officer

In February 2011, John J. Luttrell joined the Company as Executive Vice President and Chief Financial Officer. In connection with Mr. Luttrell’s appointment as Executive Vice President and Chief Financial Officer, the Company and Mr. Luttrell entered into an employment agreement pursuant to which Mr. Luttrell will serve as the Company’s Executive Vice President and Chief Financial Officer for an initial term of one year, commencing on February 7, 2011, which term will automatically extend for successive one-year periods as of each February 7 (beginning February 7, 2012) unless terminated by the Company on at least 90 days written notice prior to the expiration of the then-current term. Mr. Luttrell’s employment agreement provides that he will receive a minimum base salary of $400,000 per year, subject to increase based on the annual review of the Compensation Committee. Mr. Luttrell’s employment agreement also provides that he is entitled to a bonus of up to $25,000, subject to his continuing employment with the Company through February 28, 2011 and delivery of a written budget for the Company’s 2011 fiscal year and a written strategic plan forecast, both acceptable to the Board. In addition, Mr. Luttrell will be eligible to receive an annual incentive compensation award commencing with fiscal year 2011, with a target payment equal to 75% (and a maximum payment of 100%) of his salary during each such fiscal year, subject to the terms and conditions of the Company’s annual bonus plan and further subject to certain targets or criteria reasonably determined by the Board or the Compensation Committee. Mr. Luttrell will also receive grants of restricted stock and stock options covering 350,000 and 700,000 shares, respectively, under the Company’s 2007 Performance Equity Plan or any successor plan, and will participate in the benefit plans that the Company maintains for its executive officers and receive certain other standard benefits (including, without limitation, relocation expenses and reimbursement of travel and business-related expenses). See “Potential Payments upon Termination or Change of Control” for additional information regarding Mr. Luttrell’s employment agreement.

Martin Staff, Chief Business Development Officer

In March 2011, Martin Staff joined the Company as Chief Business Development Officer. In connection with Mr. Staff’s appointment as Chief Business Development Officer, the Company and Mr. Staff entered into an employment agreement pursuant to which Mr. Staff will serve as the Company’s Chief Business Development Officer for an initial term of three years, commencing on March 21, 2011, which term shall automatically extend for successive one-year periods as of each March 21 (beginning March 21, 2014) unless terminated by the Company on at least 90 days written notice prior to the expiration of the then-current term. Mr. Staff’s employment agreement provides that Mr. Staff will receive a minimum base salary of $600,000 per year, subject to increase based on the annual review of the Compensation Committee. His employment agreement also provides that, subject to Mr. Staff’s continued employment, in each of 2011, 2012 and 2013, on the later of (i) June 1 of each such year and (ii) 45 days following the release of the Company’s earnings in respect of the prior fiscal year, Mr. Staff will be granted a restricted stock award having a value of $600,000, calculated in accordance with his employment agreement and made pursuant to the terms of the Company’s 2007 Performance Equity Plan and any successor plan thereto. Mr. Staff will also participate in the benefit plans that the Company maintains for its executives and receive certain other standard benefits (including, without limitation, relocation expenses and reimbursement of travel and business-related expenses). See “Potential Payments upon Termination or Change of Control” for additional information regarding Mr. Staff’s employment agreement.

Glenn A. Weinman, Senior Vice President, General Counsel and Secretary

In February 2009, Glenn A. Weinman joined the Company as Senior Vice President, General Counsel and Secretary. In connection with Mr. Weinman’s appointment as Senior Vice President, General Counsel and Secretary, the Company and Mr. Weinman entered into an employment agreement, pursuant to which Mr. Weinman will serve as the Company’s General Counsel and Secretary for an initial two-year term, commencing on February 17, 2009, which term will automatically extend for successive one-year periods unless terminated by the Company on at least 90 days written notice prior to the expiration of the then-current term. His employment agreement provides that Mr. Weinman will receive a minimum base salary of $300,000 per year, subject to increase based on the annual review of the Compensation Committee, and an opportunity to earn performance bonuses as may be determined by the Board of Directors. His employment agreement also provides that Mr. Weinman will be eligible for stock and stock option grants under the Company’s 2007 Performance Equity Plan, as may determined by the Compensation Committee, and will participate in the benefit plans that the Company maintains for its executive officers and receive certain other standard benefits (including, without limitation, vacation benefits and reimbursement of travel and business-related expenses, dues and fees). See “Potential Payments upon Termination or Change of Control” for additional information regarding Mr. Weinman’s employment agreement.

GRANTS OF PLAN-BASED AWARDS

The following table presents information regarding grants of plan-based awards for our Named Officers during the fiscal year ended December 31, 2010.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price Of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name (a)	Approval Date	Grant Date (b)	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
			(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)		(k)	(l)
Dov Charney	—	—	—	—		—	—	—	—	—		—		—	—
Thomas M. Casey	10/7/10	12/10/10	—	—		—	—	—	—	1,000,000	(1)	—		$1.75	$773,000
	10/7/10		—	75,000	(2)	—	—	—	—	—		—		—	—
Adrian Kowalewski		11/26/10	—	—		—	—	—	—	—		1,333,333	(1)	—	$2,039,999
Martin Bailey		11/26/10	—	—		—	—	—	—	—		1,666,667	(1)	—	$2,550,001
Glenn A. Weinman		11/26/10	—	—		—	—	—	—	—		81,667	(1)	—	$124,951

(1)	Award granted under 2007 Performance Equity Plan.
(2)	Represents payment for Mr. Casey’s delivery of a strategic plan per Mr. Casey’s employment agreement.

Stock Options and Other Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below provides information about outstanding equity awards of each of our Named Executive Officers during the fiscal year ended December 31, 2010.

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Dov Charney	—	—		—	—	—	—		—	—	—
Thomas M. Casey	—	1,000,000	(1)	—	1.75	10/7/20			—	—	—
Adrian Kowalewski	—	—		—	—	—	1,066,666	(2)	$1,770,666	—	—
Martin Bailey	—	—		—	—	—	1,333,334	(2)	$2,213,334	—	—
Glenn A. Weinman	—	—		—	—	—	65,334	(2)	$108,454	—	—

(1)	25% of the total shares granted vest on each of January 1, 2011, 2012, 2013 and 2014.
(2)	20% of the total shares granted vested upon grant and 20% of the shares will vest on each of the four anniversaries following the grant date.

OPTIONS EXERCISED AND STOCK VESTED

The table below provides information about stock vested for each of the Named Executive Officers during the fiscal year ended December 31, 2010.

Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Related on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)

Dov Charney	—	—	—	—
Thomas M. Casey	—	—	—	—
Adrian Kowalewski	—	—	266,667	$408,000
Martin Bailey	—	—	333,333	$510,000
Glenn A. Weinman	—	—	16,333	$24,990

Potential Payments Upon Termination or Change of Control

In the discussion that follows, payments and other benefits payable upon early termination are set out as if the terminations took place on December 31, 2010. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts which could be paid out to the Named Officers upon their termination. The actual amounts to be paid out can only be determined at the time of such Named Officer’s separation from the Company.

The following are descriptions of potential payments upon termination or change of control with respect to the employment agreements of our executive officers.

Dov Charney, Chairman of the Board and Chief Executive Officer

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

In the event of a change in control, if any payments or benefits due to Mr. Charney in connection with the change in control, including payments as a result of termination of his employment, will be subject to excise taxes as defined in his employment agreement, Mr. Charney will be entitled to a tax gross-up for all effects of the excise taxes. If a change in control had occurred as of December 31, 2010, and Mr. Charney had received the termination lump sum payments described above, he would have been entitled to a tax gross-up payment of up to approximately $1.3 million. This calculation is dependent on prior compensation as defined under applicable sections of the Internal Revenue Code.

Upon termination of Mr. Charney’s employment by the Company with “cause” or due to Mr. Charney’s permanent incapacity or death, the Company will pay Mr. Charney any unreimbursed expenses then owed by the Company to Dov Charney and all accrued but unpaid wages. Mr. Charney will not be entitled to any other consideration or compensation.

Had Mr. Charney separated from the Company as of December 31, 2010, as a result of termination without “cause” or for “good reason,” he would have been entitled to a payment amounting to $750,000 (of which $0 is attributable to bonuses and $750,000 is attributable to salary).

Thomas M. Casey, Acting President

Mr. Casey’s employment agreement provides that if Mr. Casey is terminated without “cause” or if he resigns for “good reason,” the Company will pay Mr. Casey the following: (a) his base salary accrued through the date of such resignation or termination and continuing for a period of one year after the date of such resignation or termination (the “Salary Continuation Period”); (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; (c) any unreimbursed expenses and all stock and stock option grants awarded to Mr. Casey by the Company also will become vested and exercisable. In addition, in such case, Mr. Casey will be entitled to receive, until the earlier of the last day of the Salary Continuation Period and the date Mr. Casey is entitled to comparable benefits by a subsequent employer, continued participation in the Company’s medical, dental and insurance plans and arrangements.

If Mr. Casey’s employment terminates by reason of his death or disability, or if he is terminated for “cause” or if he resigns without “good reason,” the Company will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs; (c) only in the case of a termination because of his death or disability, a prorated amount of his target annual performance bonus for the calendar year in which such termination of employment occurs; and (d) any unreimbursed expenses.

Had Mr. Casey separated from the Company as of December 31, 2010, as a result of termination without “cause” or for “good reason,” he would have been entitled to a payment amounting to $400,000 plus health insurance benefits, of $1,423 per month, for a period of 12 months after he leaves the Company, or until comparable benefits are obtained from a new employer.

John J. Luttrell, Executive Vice President and Chief Financial Officer

Mr. Luttrell’s employment agreement provides that if Mr. Luttrell is terminated without “cause” or if he resigns for “good reason,” the Company will pay Mr. Luttrell the following: (a) his base salary accrued through the date of such resignation or termination and, subject to entering into a release, continued payment of Mr. Luttrell’s then-current base salary for a period of twelve months (the “Continuation Period”); (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; and (c) any unreimbursed expenses. In addition, in such case, Mr. Luttrell and his eligible dependents will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Mr. Luttrell is entitled to comparable benefits by a subsequent employer, continued participation in the Company’s medical, dental and insurance plans and arrangements. If the Company elects not to extend Mr. Luttrell’s term of employment, then unless Mr. Luttrell’s employment has been earlier terminated, Mr. Luttrell’s employment will be deemed to terminate at the end of the applicable term and the Company will pay Mr. Luttrell the amounts set forth in clauses (a) through (c) above in this paragraph.

If Mr. Luttrell’s employment terminates by reason of his death or disability, or if he is terminated for “cause” or if he resigns without “good reason” (as these terms are defined in the Employment Agreement), the Company will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any unreimbursed expenses; and (c) only in the case of a termination because of his death or disability, (x) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs and (y) a pro rated amount of his target annual performance bonus, if any, for the calendar year in which such termination of employment occurs.

Martin Staff, Chief Business Development Officer

Mr. Staff’s employment agreement provides that if Mr. Staff is terminated without “cause” or if he resigns for “good reason,” the Company will pay Mr. Staff the following: (a) his base salary accrued through the date of such resignation or termination and, subject to Mr. Staff’s execution and delivery of a general release of all claims against the Company and its affiliates, a cash payment of $300,000 payable in equal installments over the six-month period following such termination or resignation; (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; (c) any unreimbursed expenses; and (d) if such termination or resignation occurs on or following March 21 of a calendar year in which an RSA is otherwise scheduled to be granted and prior to the RSA grant for such year, in lieu of any RSA for such year, a cash payment of $50,000 for each full month of employment elapsed since March 21 of such year. In addition, in the event of such termination without “cause” or resignation for “good reason,” any unvested RSA will vest as to one-twelfth of the shares of the Company’s common stock subject to such RSA for each full month of employment elapsed since the immediately preceding March 21. In addition, in such case, Mr. Staff and his eligible dependents will be entitled to receive, until the earlier of the last day of the six-month period immediately following such termination of employment or resignation and the date Mr. Staff is entitled to comparable benefits by a subsequent employer, continued participation in the Company’s medical, dental and insurance plans and arrangements. If the Company elects not to extend Mr. Staff’s term of employment, then unless his employment has been earlier terminated, Mr. Staff’s employment will be deemed to terminate at the end of the applicable term and he will not be entitled to any of the amounts set forth in this paragraph. The provisions in Mr. Staff’s employment agreement related to resignation for “good reason” will only be effective in the event Dov Charney is no longer either the Chief Executive Officer or Chairman of the Company.

If Mr. Staff’s employment terminates by reason of his death or disability, or if he is terminated for “cause” or if he resigns without “good reason,” the Company will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any unreimbursed expenses; and (c) only in the case of a termination because of his death or disability, any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs.

Glenn A. Weinman, Senior Vice President, General Counsel and Secretary

Mr. Weinman’s employment agreement provides that if Mr. Weinman is terminated without “cause” or if he resigns for “good reason,” the Company will pay Mr. Weinman the following: (a) his base salary accrued through the date of such resignation or termination and continuing for a period of one year after the date of such resignation or termination (the “Continuation Period”); (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; (c) a bonus for the calendar year in which such termination or resignation occurs equal to his target annual performance bonus, if any, for such year and each subsequent calendar year included in whole or in part within the Continuation Period (prorated in the case of any partial calendar year based on the number of days included in such Continuation Period); and (d) any unreimbursed expenses and all stock and stock option grants awarded to Mr. Weinman by the Company also will become vested and exercisable. In addition, in such case, Mr. Weinman will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Mr. Weinman is entitled to comparable benefits by a subsequent employer, continued participation in the Company’s medical, dental and insurance plans and arrangements.

If Mr. Weinman’s employment terminates by reason of his death or disability, or if he is terminated for “cause” or if he resigns without “good reason,” the Company will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs; (c) only in the case of a termination because of his death or disability, a prorated amount of his target annual performance bonus for the calendar year in which such termination of employment occurs; and (d) any unreimbursed expenses. If Mr. Weinman’s employment terminates by reason of his death, in lieu of the payment schedule described above, his beneficiary or estate may elect to receive a single lump sum payment equal to the present value of all such payments.

Had Mr. Weinman separated from the Company as of December 31, 2010, as a result of termination without “cause” or for “good reason,” he would have been entitled to a payment amounting to $375,000 plus health insurance benefits, of $1,423 per month, for a period of 12 months after he leaves the Company, or until comparable benefits are obtained from a new employer.

Pension Benefits and Nonqualified Defined Contribution Plans

The Company’s Named Officers did not participate in, or otherwise receive any benefits under, any pension or non-qualified defined contribution plans sponsored by the Company during 2010 or any other prior years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Shares

The following table sets forth certain information available to the Company as of April 25, 2011, with respect to shares of Common Stock held by (i) each director, including the two Class A Nominees, (ii) each stockholder who is known to the Company to be the beneficial owner of more than 5% of our issued and outstanding Common Stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, (iii) our Named Officers (as defined under “Compensation Discussion and Analysis” above) and (iv) all of our current directors and executive officers as a group. The table below does not give effect to the issuances of shares of Common Stock or the grant of purchase rights for Common Stock to the Purchasers (as defined below) pursuant to the Investor Purchase Agreement (as defined below), or the related issuance of the April 2011 Lion Warrant (as defined below) to Lion, which transactions occurred on April 26, 2011 and are further described under “Certain Relationships and Related Transactions” below.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner(1)(8)	Number	Percent of Class

Dov Charney(2)	44,923,088	54.3%
Lion/Hollywood LLC(3) c/o Lion Capital (Americas)Inc. 888 Seventh Avenue New York, New York 10019	16,759,809	16.8%
Thomas M. Casey	250,000	*
John J. Luttrell	—	*
Martin Bailey	1,666,667	2.0%
Martin Staff	—	*
Adrian Kowalewski	1,333,333	1.6%
Glenn A. Weinman	81,667	*
Robert Greene(4)	63,758	*
Allan Mayer(4)(5)	62,758	*
Mark Samson(4)	61,758	*
Mark A. Thornton(4)(6)	58,758	*

All directors, executive officers and Lion/Hollywood LLC as a group (12 persons)(7)	65,261,596	78.8%

*	Less than 1.0%.
(1)	This table is based upon 82,771,426 shares of Common Stock outstanding as of April 25, 2011 and upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in schedules filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is c/o American Apparel, Inc., 747 Warehouse Street, Los Angeles, California 90021.
(2)	A total of 37,258,065 of these shares are subject to a lock-up agreement and cannot be sold, subject to certain exceptions, without the Company’s consent, until the expiration of the restricted period under the lock-up agreement (as extended by a separate agreement entered into in March 2009) in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). See “Certain Relationships and Related Transactions” below for further description of the lock-up agreement.
(3)	Pursuant to Rule 13d-3 under the Exchange Act, Lion may be deemed to beneficially own 16,759,809 shares of Common Stock, 16,000,000 of which are subject to issuance upon exercise of the 2009 Lion Warrant (as defined below) (which is exercisable by Lion at any time during its term) and 759,809 of which are subject to issuance upon exercise of the March 2011 Lion Warrant (as defined below) (which is exercisable by Lion at any time during its term). See “Certain Relationships and Related Transactions” below for further description of the 2009 Lion Warrant and the March 2011 Lion Warrant. The information provided is based on a Schedule 13D/A filed by Lion with the SEC on March 24, 2011. Does not include Lion’s beneficial ownership of 3,063,101 shares of Common Stock subject to issuance upon exercise of the April 2011 Lion Warrant (which is exercisable by Lion at any time during its term, subject to cash settlement in certain cases) issued on April 26, 2011 in connection with the issuance of shares of Common Stock to the Purchasers under the Investor Purchase Agreement. Taking into account the April 2011 Lion Warrant and issuance of shares to the Purchasers on April 26, 2011, Lion may be deemed to beneficially own 19,822,910 shares, or 16.8%, of the outstanding Common Stock, based on a Schedule 13D/A filed by Lion with the SEC on April 28, 2011. See “Certain Relationships and Related Transactions” below for further description of the April 2011 Lion Warrant.
(4)	Includes 4,808 shares granted to each independent non-employee director on April 17, 2008, 35,211 shares granted to each independent non-employee director on January 12, 2009, and 21,739 shares granted to each independent non-employee director on January 19, 2010, as described under “Director Compensation—Fiscal 2010” above. Messrs. Capps, Lea and Richardson agreed to forgo receipt of the 2010 annual grants of Common Stock.
(5)	1,000 shares are held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is Trustee.
(6)	21,739 shares are held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole stockholder.
(7)	Includes (i) 48,290,806 shares owned by our current directors and executive officers; (ii) 1,000 shares held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is trustee, (iii) 21,739 shares held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole stockholder; (iv) 250,000 shares subject to issuance upon exercise of vested options held by Mr. Casey; and (v) 16,759,809 shares subject to issuance upon exercise of the 2009 Lion Warrant and the March 2011 Lion Warrant (which are both exercisable by Lion at any time during their terms), but does not include 3,063,101 shares of Common Stock issuable upon exercise of the April 2011 Lion Warrant which was issued on April 26, 2011.
(8)	If a person has the right to acquire shares of common stock subject to options and other convertible or exercisable securities, such as warrants, within 60 days of April 25, 2011, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options and warrants may be acquired within 60 days of April 25, 2011 and are included in the table above: Tom Casey (250,000 shares issuable upon the exercise of vested options) and Lion (16,759,809 shares issuable upon exercise of the 2009 Lion Warrant and the March 2011 Lion Warrant, but not including 3,063,101 shares of Common Stock issuable upon exercise of the April 2011 Lion Warrant which was issued on April 26, 2011). The table above also does not reflect the issuances of shares of Common Stock or the grant of purchase rights for Common Stock pursuant to the Investor Purchase Agreement, which transactions occurred on April 26, 2011. In addition, for stock awards granted to our executive officers, the total number of shares of common stock granted have been included in the table above even though those stock awards may be subject to vesting. For more information, see “Stock Options and Other Equity Awards—Outstanding Equity Awards at Fiscal Year-End” contained herein.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, for equity securities of the Company that may be issued under our 2007 Performance Equity Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by stockholders	1,000,000	$1.75	303,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,000,000	$1.75	303,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The following are the material transactions or agreements between the Company and related persons. The Audit Committee has approved or ratified all of these transactions. All dollar amounts in this section are in United States dollars unless stated otherwise.

Lion Credit Agreement

On March 13, 2009, the Company entered into the Lion Credit Agreement, pursuant to which the Company borrowed $75,000,000 and issued to Lion a warrant (the “2009 Lion Warrant”). In addition, under the Lion Credit Agreement, an additional $5,000,000 of loans made to the Company thereunder constituted a fee paid by the Company to Lion Capital (Guernsey) II Limited (“Lion Capital Guernsey”). Lion Capital Guernsey subsequently assigned such loans and its rights and obligations under the Lion Credit Agreement to Lion Capital (Americas), Inc. Mr. Capps is a member of Lion Capital and Mr. Richardson is a founder and designated member of Lion Capital. Lion Capital is the sole stockholder of Lion Capital (Americas) Inc. and Mr. Capps is President of Lion Capital (Americas) Inc. On April 26, 2011, the Company and Lion entered into the Sixth Waiver and Amendment to the Credit Agreement (the “Sixth Amendment”). The Lion Credit Agreement, pursuant to the Fifth Amendment thereto, dated February 18, 2011 (the “Fifth Amendment”), and the Sixth Amendment thereto also includes certain anti-dilution provisions that require the Company to (i) issue new warrants to Lion in the event of certain issuances and sales of common or preferred stock (including securities convertible, exercisable or exchangeable for common or preferred stock) or a debt-for-equity exchange by the Company prior to the repayment of the obligations under the Lion Credit Agreement and (ii) reduce the exercise price of the warrants issued to Lion to the lowest issued price for such issuance, sale or exchange, as applicable.

The descriptions of the Lion Credit Agreement, the Fifth Amendment and the Sixth Amendment are qualified in their respective entireties by reference to the descriptions contained in the Current Reports on Forms 8-K filed by the Company with the SEC on March 16, 2009, October 6, 2009, January 6, 2010, April 1, 2010, June 24, 2010, October 1, 2010, February 1, 2011, February 15, 2011, February 22, 2011, March 28, 2011 and April 28, 2011, and the documents filed as exhibits to such Current Reports.

Lion Warrants

In connection with the Lion Credit Agreement, on March 13, 2009, the Company issued to Lion the 2009 Lion Warrant, which is exercisable at any time during its term, which initially had an expiration date of February 2016, to purchase an aggregate of 16,000,000 shares of Common Stock at an initial exercise price of $2.00 per share, subject to adjustment under certain circumstances. As a result of the issuances of shares of Common Stock pursuant to the Investor Purchase Agreement and the March Purchase Agreement (as defined below), as described below, in accordance with the Fifth Amendment and the Sixth Amendment, the exercise price of the 2009 Lion Warrant was reduced to $1.00 per share, subject to and only effective upon receipt of the requisite approval of the Company’s stockholders of such exercise price reduction, and the term of the 2009 Lion Warrant was extended from February 2016 to February 2018.

On March 24, 2011, as a result of the issuance of shares of Common Stock pursuant to the March Purchase Agreement, and in accordance with the Fifth Amendment, the Company issued to Lion a warrant (the “March 2011 Lion Warrant”), which expires in February 2018 and is exercisable at any time during its term, to purchase an aggregate of 759,809 shares of Common Stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the March 2011 Lion Warrant or the Lion Credit Agreement. As a result of the issuances of shares of Common Stock pursuant to the Investor Purchase Agreement as described below, in accordance with the Sixth Amendment, the exercise price of the March 2011 Lion Warrant was reduced to $1.00 per share.

On April 26, 2011, as a result of the issuance of shares of Common Stock pursuant to the Investor Purchase Agreement and in accordance with the Sixth Amendment, the Company issued to Lion a warrant (the “April 2011 Lion Warrant” and, collectively with the 2009 Lion Warrant and the March 2011 Lion Warrant, the “Lion Warrants”), which expires in February 2018 and is exercisable at any time during its term, subject to cash settlement in certain cases, to purchase an aggregate of 3,063,101 shares of Common Stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the April 2011 Lion Warrant and the Lion Credit Agreement.

The descriptions of the 2009 Lion Warrant, the March 2011 Lion Warrant and the April 2011 Lion Warrant are qualified in their respective entireties by reference to the descriptions contained in the Current Reports on Forms 8-K filed by the Company with the SEC on March 16, 2009, March 28, 2011 and April 28, 2011, and the documents filed as exhibits to such Current Reports.

Voting Agreements

In connection with the Lion Credit Agreement and 2009 Lion Warrant, Mr. Charney and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”), and the Company and Lion entered into an investment agreement, dated as of March 13, 2009 (as amended from time to time, the “Investment Agreement”). Pursuant to the Investment Agreement, Lion currently has the right to designate two persons to the Board of Directors (“Investor Directors”) and a board observer (“Board Observer”). Lion’s right to designate Investor Directors and a Board Observer is subject to maintaining certain minimum ownership thresholds of shares issuable under the Lion Warrants. Positions for Lion’s Investor Directors and Board Observer were vacant as of April 25, 2011. See “Director Vacancies” above.

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

In connection with the Fifth Amendment, Dov Charney entered into another voting agreement (the “2011 Warrant Voting Agreement”) with Lion. Pursuant to the 2011 Warrant Voting Agreement, Mr. Charney agreed that subject to applicable law, if a proposal is submitted to stockholders at the Company’s annual meeting of stockholders for approval of the: (i) adjustment of the exercise prices of the Lion Warrants, as such exercise prices, collectively, may be further adjusted, and (ii) issuance of shares of Common Stock upon exercise of the Lion Warrants (the “Warrant Exercise Price Reset Proposal”), Mr. Charney will vote or execute consents, as applicable, with respect to all of the shares of Common Stock that he at such time owns or controls the voting of, or cause to be voted or a consent to be executed with respect to such shares of Common Stock he at such time owns or controls the voting of, in favor of the Warrant Exercise Price Reset Proposal.

In connection with the Investor Purchase Agreement, Mr. Charney entered into a Voting Agreement (the “2011 Investment Voting Agreement”) with the Purchasers (as defined below), pursuant to which Mr. Charney agreed to vote or execute consents, as applicable, with respect to all of the shares of Common Stock that he at such time owns or controls the voting of, or cause to be voted or a consent to be executed with respect to such shares of Common Stock he at such time owns or controls the voting of, in favor of the following, if submitted to the Company’s stockholders at the Company’s annual meeting of stockholders: (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue in a number sufficient to include all of the shares issuable under the Investor Purchase Agreement, the purchase rights granted to Mr. Charney under the April Purchase Agreement and the Charney Anti-Dilution Provision (as defined below) and (ii) a proposal to approve the potential issuance of Common Stock under the purchase rights granted to the Purchasers under the Investor Purchase Agreement and the purchase rights granted to Mr. Charney under the April Purchase Agreement. The Company will also seek stockholder approval of the issuance of the Charney Initial Shares (as defined below) and the shares issuable under the Charney Anti-Dilution Provision.

The foregoing descriptions of the Investment Agreement, the Investment Voting Agreement, the 2011 Warrant Voting Agreement, the 2011 Investment Voting Agreement and the other transaction documents are qualified in their respective entireties by reference to the descriptions contained in the Current Reports on Forms 8-K filed by the Company with the SEC on March 16, 2009, April 16, 2009, June 19, 2009, August 20, 2009, November 3, 2009, February 22, 2011 and April 28, 2011, and the documents filed as exhibits to such Current Reports.

Letter Agreement

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

In connection with the Lion Credit Agreement and the Investment Agreement, Mr. Charney also agreed to extend the lock-up agreement, dated as of December 12, 2007, pursuant to which Mr. Charney agreed not to make certain transfers of the 37,258,065 shares of Common Stock that he received pursuant to the Acquisition Agreement, from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4 million shares of Common Stock issued or issuable upon exercise of the Lion Warrants and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) Mr. Charney’s employment is terminated by the Company “without cause” or (iii) Mr. Charney terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between Mr. Charney and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, Mr. Charney will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of Common Stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of Common Stock in which Mr. Charney has a legal or beneficial interest as of December 12, 2010.

On October 28, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Charney and Lion, under which the Company and Lion agreed that notwithstanding restrictions on Mr. Charney’s ability to transfer shares of Common Stock that are subject to the Lock-Up Agreement, dated December 12, 2007, executed by Mr. Charney, as extended by the Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009 (the “Lock-Up Extension Letter”), among Mr. Charney, the Company and Lion, Mr. Charney has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to five million such shares. The description of the Letter Agreement is qualified in its entirety by reference to the descriptions contained in the Current Report on Form 8-K filed by the Company with the SEC on November 3, 2009, and the documents filed as exhibits to such Current Report.

The Company entered into a Purchase and Investment Agreement, dated as of April 21, 2011 (the “Investor Purchase Agreement”), with certain investors (each a “Purchaser” and collectively, the “Purchasers”), and on April 26, 2011 closed the transactions under the Investor Purchase Agreement, pursuant to which (i) the Purchasers purchased from the Company approximately 15.8 million shares of Common Stock (such shares, the “Investor Initial Shares”), at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, and (ii) the Purchasers have the right to purchase up to an aggregate of approximately 27.4 million additional shares of Common Stock (such right, the “Investor Purchase Right” and, such shares, the “Investor Purchase

Right Shares”) at a price of $0.90 per share for an aggregate cash purchase price of up to approximately $24.7 million. for a 180-day period after the closing date, in each case subject to certain topping-up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to the one-year anniversary of the Closing Date (a “New Issuance”), including reduction of the $0.90 per share exercise price to the lowest-issued price for New Issuances made at a price below the $0.90 per share price, subject to some exceptions, as described in the Investor Purchase Agreement.

As a condition to the Purchasers purchasing the Investor Initial Shares, the Purchasers required that Mr. Charney be provided a right to receive up to approximately 38.0 million shares of Common Stock as anti-dilution protection if the market price of the Common Stock meets certain thresholds, on the terms and conditions described in the April Purchase Agreement (as defined below) (the “Charney Anti-Dilution Provision”).

Loans from Mr. Charney to the Company; Purchase Agreements with Mr. Charney

At the closing of the acquisition by Endeavor Acquisition Corp. of Old American Apparel and its affiliated companies on December 12, 2007 (the “Acquisition”), the Company converted C$6.0 million owed to Mr. Charney into two loans payable, which mature in December 2012 and bear interest at 6% from December 12, 2007 and are subordinated to Toronto Dominion Bank in connection with the Company’s Canadian-dollar denominated line of credit. As of December 31, 2010, the outstanding loan balance was C$968,300, including C$45,582 of accrued interest (the “Canadian Note”). The Company paid $50,724 of interest on the Canadian Note during the fiscal year ended December 31, 2010.

On December 19, 2008, Mr. Charney loaned the Company $2.5 million in exchange for a promissory note (the “December Note”). On February 10, 2009, Mr. Charney loaned the Company an additional $4.0 million in exchange for a promissory note (the “February Note” and together with the December Note and the Canadian Note, the “Promissory Notes”). The February Note and the December Note were amended and restated in connection with the Lion Credit Agreement and mature in January 2013. The Canadian Note matures in December 2012. The Promissory Notes provide for interest at an annual rate of 6%, payable in kind in the case of the February Note and the December Note. The Promissory Notes were repaid in part in an aggregate amount equal to $3.25 million with a portion of the proceeds of the loans under the Lion Credit Agreement during fiscal year 2009. The largest aggregate amount of principal outstanding during fiscal year 2010 was $3,642,973, including $210,621 of interest. As of December 31, 2010, the outstanding principal balance, including accrued interest, was $3,642,973.

On March 24, 2011, the Company and Mr. Charney entered into a Purchase Agreement (the “March Purchase Agreement”) pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,801,802 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2.0 million (the “Purchased Shares”), and (ii) the accrued Promissory Notes, which as of March 24, 2011 had an aggregate of approximately $4.7 million, including accrued and unpaid interest (to but not including March 24, 2011) outstanding, were canceled in exchange for an issuance by the Company of an aggregate of 4,223,194 shares of Common Stock (the “Note Shares”) at a price of $1.11 per share, with 50% of such Note Shares being issued at closing and the remaining Note Shares issuable to Mr. Charney only if prior to the third anniversary of the closing date (x) the closing sale price of the Common Stock on the NYSE Amex exceeds $3.50 for 30 consecutive trading days or (y) there is a change of control of the Company, as defined in the March Purchase Agreement.

In connection with the Investor Purchase Agreement, the Company also entered into a Purchase Agreement, dated as of April 27, 2011, with Mr. Charney (the “April Purchase Agreement”), pursuant to which, subject to receipt of requisite stockholder approval, (i) Mr. Charney agreed to purchase from the Company 777,778 shares of Common Stock at a price of $0.90 per share (the “Charney Initial Shares”), for the aggregate cash purchase price of $700,000; (ii) the Company granted to Mr. Charney a right to purchase up to 1,555,556 additional shares of Common Stock for the aggregate cash purchase price of up to $1.4 million on substantially the same terms as the Investor Purchase Right granted to Purchasers in the Investor Purchase Agreement; and (iii) the Company provided Mr. Charney with the Charney Anti-Dilution Provision.

The Charney Anti-Dilution Provision provides that Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the April Purchase Agreement, up to approximately 38.0 million shares of Common Stock comprised of (i) up to approximately 12.7 million shares of Common Stock as anti-dilution protection with respect to the issuance to the Purchasers of the Investor Initial Shares (the “Charney Initial Anti-Dilution Shares”), and (ii) in proportion to the exercise by the Purchasers of the Investor Purchase Right, an additional up to approximately 25.3 million shares of Common Stock as anti-dilution protection with respect to the issuance to the Purchasers of the Investor Purchase Right Shares (the “Charney Purchase Right Anti-Dilution Shares”). Each of the Charney Initial Anti-Dilution Shares and, if applicable, the Charney Purchase Right Anti-Dilution Shares are issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price for 60 consecutive trading days, calculated as set forth in the April Purchase Agreement (“VWAP”), as follows: (i) for the measurement period from

April 16, 2012 to and including April 15, 2013, if the VWAP of the Common Stock during a period of 60 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2013 to and including April 15, 2014, if the VWAP of the Common Stock during a period of 60 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, the VWAP of the Common Stock during a period of 60 consecutive trading days exceeds $5.25 per share.

The description of the March Purchase Agreement and April Purchase Agreement is qualified in its entirety by reference to the descriptions contained in the Current Reports on Forms 8-K filed by the Company with the SEC on March 28, 2011 and April 28, 2011, and the documents filed as exhibits to such Current Reports.

Personal Guarantees by Mr. Charney

Dov Charney has personally guaranteed the obligations of American Apparel, aggregating up to $3,574,000 under five property leases.

Lease Agreement Between the Company and an Affiliate of Mr. Charney and Mr. Bailey

In December 2005, Old American Apparel entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with American Central Plaza, LLC. As of the date of this Form 10-K/A, Dov Charney holds an 18.75% ownership interest in American Central Plaza, LLC, while Martin Bailey, the Company’s Chief Manufacturing Officer, holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The monthly lease payments were $48,000 through February 2008 and increased to approximately $52,000 as of March 2008. The lease expires in November 2011, with a five year extension available at American Apparel’s option.

Payments to Morris Charney

Morris Charney, Dov Charney’s father (“Mr. M. Charney”), currently serves as a director of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney provided the initial funding for the founding of Old American Apparel in 1998, as well as subsequent additional financing, all remaining amounts of which were repaid during 2007. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. During 2010 and the current year through April 25, 2011, Mr. M. Charney was paid architectural consulting fees amounting to $200,000 and $63,521, respectively, for his services.

Director Independence

The Board is currently composed of six directors, four of whom qualify as independent directors as defined under the applicable listing standards of the NYSE Amex (each an “Independent Director”).

In establishing independence, the Board affirmatively determines that each director or nominee does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Board has determined as provided in the NYSE Amex rules that the following categories of persons would not be considered independent: (1) a director who is, or during the past three years was, employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (2) a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (unless such compensation falls under exceptions provided for under the NYSE Amex rules); (3) a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer; (4) a director who is an executive officer, partner or a controlling stockholder, or has an immediate family member who is an executive officer, partner or a controlling stockholder, of an organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) which, in any of the past three fiscal years, exceeds or exceeded the greater of $200,000, or 5% of the other organization’s consolidated gross revenues; (5) a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on the compensation committee of such other entity; and (6) a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Applying these standards, the Board determined that the following directors qualify as Independent Directors: Messrs. Greene, Mayer, Samson and Thornton. Additionally, Keith Miller, who resigned from the Board of Directors on May 2, 2011 also qualified as an Independent Director during the time he served on the Board of Directors. Each of the members of each of the committees of the Board is an Independent Director, and, in the case of members of the Audit Committee (Messrs. Samson and Thornton, with Mr. Samson as Chairman), each also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3 under the Exchange. For additional information regarding the Audit Committee, see “Audit Committee and Audit Committee Financial Expert” above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by the Company’s current and former independent auditors are as follows.

	2010	2009
	(in thousands)
Deloitte & Touche LLP(1)
Audit fees(3)	$1518	$3,015
Audit-related fees(4)	—	—
Tax fees(5)	—	35
All other fees(6)	—	5

	$1518	$3,055

Marcum LLP (formerly known as Marcum & Kleigman LLP)(2)
A Audit-related fees(4) Audit fees(3)	$2014	$152
Tax fees(5)	—	—
All other fees(6)	—	—

	$2014	$152

(1)	Deloitte served as the Company’s independent auditors from April 3, 2009 to July 22, 2010.
(2)	Marcum, the Company’s current independent auditors since July 26, 2010, also served as the Company’s independent auditors through April 3, 2009.
(3)	“Audit fees” consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements included in Form 10-Ks, the review of financial statements included in Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years.
(4)	“Audit-related fees” consist of fees for assurance and related activities by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as audit fees.
(5)	“Tax fees” consist of fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. Deloitte reviewed the Company’s tax provision work papers, and all documentation supporting each uncertain tax position that we recognized in 2009.
(6)	“All other fees” consist of fees for any products and services provided by the principal accountant not included in the first three categories.

In accordance with Section 10A(i) of the Exchange Act, before the Company engages its independent accountant to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee. All of the Company’s independent auditor’s fees were pre-approved by the Audit Committee in 2010. The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee considered whether the provision of non-audit services provided by Deloitte and Marcum as described above was compatible with maintaining such accountant’s independence, and believes that the provision of these services is consistent with maintaining such accountant’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.
(Registrant)

May 2, 2011	/s/ John Luttrell
John Luttrell
Chief Financial Officer
(Principal Accounting Officer)