Form 10-K/A
period 2010-12-31
AMERICAN APPAREL, INC
filed 2011-05-03
CIK 1336545

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

The number of shares of the registrant’s common stock outstanding (subject to vesting) as of April 26, 2011 was 98,547,932.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
	PART II

ITEM 9A.	Controls and Procedures	1

	PART III

ITEM 14.	Principal Accountant Fees and Services	3

	PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	4

EXPLANATORY NOTE

American Apparel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, and was amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on May 2, 2011. This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is filed for the purpose of (i) deleting in its entirety the amendment and restatement of Item 9A contained in Amendment No. 1 (which inadvertently duplicated the Report of Independent Public Accounting Firm contained in the Original Filing); (ii) amending and restating Sections (a), (b) and (c) of Item 9A of the Original Filing (but not including the Report of Independent Accounting Firm included in the Original Filing) in response to comments the Company received from SEC staff regarding the original filing and (iii) amending and restating in its entirety Item 14 contained in Amendment No. 1. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment No. 2, the Original Filing, as amended by Amendment No. 1, has not been amended, updated or otherwise modified.

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

PART III

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

As described in Item 9 of this Annual Report on Form 10-K, effective July 22, 2010, Deloitte & Touche LLP (“Deloitte”) resigned as the independent registered public accounting firm for the Company. Deloitte served as the company’s independent registered public accounting firm since April 3, 2009. On July 26, 2010, the Audit Committee of the Company engaged Marcum LLP (“Marcum”) as the Company’s independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2010. Marcum had previously served as the Company’s independent registered public accounting firm through April 3, 2009.

In connection with the Company’s Annual Meeting of Stockholders held on December 10, 2010, the Audit Committee and management formally engaged Marcum to reaudit the Company’s financial statements for the fiscal year ending December 31, 2009.

Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by the Company’s current and former independent auditors are as follows.

	2010	2009
	(in thousands)
Deloitte & Touche LLP(1)
Audit fees(3)	$203	$3,033
Audit-related fees(4)	—	—
Tax fees(5)	—	35
All other fees(6)	—	5

	$203	$3,073

Marcum LLP (formerly known as Marcum & Kleigman LLP)(2)
Audit fees(3)	$4,240	$152
Audit-related fees(4)	291	—
Tax fees(5)	—	—
All other fees(6)	—	—

	$4,531	$152

(1)	Deloitte served as the Company’s independent auditors from April 3, 2009 to July 22, 2010.
(2)	Marcum, the Company’s current independent auditors since July 26, 2010, also served as the Company’s independent auditors through April 3, 2009. The audit fees for 2010 consist of fees for the reaudit of the 2009 consolidated financial statements.
(3)	“Audit fees” consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements included in Form 10-Ks, the review of financial statements included in Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years.
(4)	“Audit-related fees” consist of fees for assurance and related activities by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as audit fees.
(5)	“Tax fees” consist of fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. Deloitte reviewed the Company’s tax provision work papers, and all documentation supporting each uncertain tax position that we recognized in 2009.
(6)	“All other fees” consist of fees for any products and services provided by the principal accountant not included in the first three categories.

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

AMERICAN APPAREL, INC.
(Registrant)

May 3, 2011	/s/ John Luttrell
John Luttrell
Chief Financial Officer
(Principal Accounting Officer)