Form 10-Q
period 2011-03-31
AMERICAN APPAREL, INC
filed 2011-05-10
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Common stock, $0.0001 par value 98,547,932 shares issued (5,019,616 subject to vesting) on May 10, 2011.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our ability to extend, renew or refinance our existing debt;

•	our liquidity and losses from operations and projected cash flows and related impact on our ability to continue as a going concern;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure which could exceed expectations;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part II, Item IA and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2011) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	retailer consolidation and intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers and distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	changes in consumer spending patterns and overall levels of consumer spending;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	disruptions due to severe weather or climate change;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•	adverse changes in our credit ratings and any related impact on financing costs and structure;

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

PART I-FINANCIAL INFORMATION
Item 1.    Financial Statements
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2011
	(unaudited)	December 31, 2010*
ASSETS
CURRENT ASSETS
Cash	$6,214	$7,656
Trade accounts receivable, net of allowances of $2,539 and $2,630 at March 31, 2011 and December 31, 2010, respectively	16,540	16,688
Prepaid expenses and other current assets	7,425	9,401
Income taxes receivable and prepaid income taxes	5,648	4,114
Inventories, net	192,542	178,052
Deferred income taxes, net of valuation allowance of $9,682 and $9,661 at March 31, 2011 and December 31, 2010, respectively	700	626
Total current assets	229,069	216,537
PROPERTY AND EQUIPMENT, net	82,393	85,400
DEFERRED INCOME TAXES, net of valuation allowance of $42,665 and $42,318 at March 31, 2011 and December 31, 2010, respectively	1,008	1,695
OTHER ASSETS, net	21,482	24,318
TOTAL ASSETS	$333,952	$327,950
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$1,609	$3,328
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $16,012 at December 31, 2010	62,779	138,478
Accounts payable	45,929	31,534
Accrued expenses and other current liabilities	38,217	39,028
Fair value of warrant liability	15,053	993
Income taxes payable	—	230
Current portion of capital lease obligations	1,276	560
Total current liabilities	164,863	214,151
LONG-TERM DEBT, net of unamortized discount of $19,977 at March 31, 2011	82,780	444
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	—	4,611
CAPITAL LEASE OBLIGATIONS, net of current portion	2,585	542
DEFERRED TAX LIABILITY	269	260
DEFERRED RENT	24,192	24,924
OTHER LONG-TERM LIABILITIES	8,433	7,994
TOTAL LIABILITIES	283,122	252,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 120,000 shares; 83,106 shares issued and 77,752 shares outstanding at March 31, 2011 and 79,192 shares issued and 73,838 shares outstanding at December 31, 2010	8	8
Additional paid-in capital	149,229	153,881
Accumulated other comprehensive loss	(1,964)	(3,168)
Accumulated deficit	(94,286)	(73,540)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	50,830	75,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,952	$327,950
* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$116,067	$121,814
Cost of sales	52,169	60,473
Gross profit	63,898	61,341
Selling expenses	50,235	52,597
General and administrative expenses (including related party charges of $419 and $331 for the three months ended March 31, 2011 and 2010, respectively)	26,104	26,109
Retail store impairment	650	4,191
Loss from operations	(13,091)	(21,556)
Interest expense (including related party interest expense of $64 and $65 for the three months ended March 31, 2011 and 2010, respectively)	7,131	5,046
Foreign currency transaction (gain) loss	(811)	756
Unrealized gain on change in fair value of warrants	(2,100)	—
Loss on extinguishment of debt	3,114	—
Other (income) expense	(36)	155
Loss before income taxes	(20,389)	(27,513)
Income tax provision	356	15,329
Net loss	$(20,745)	$(42,842)
Basic and diluted loss per share	$(0.28)	$(0.60)
Weighted average basic and diluted shares outstanding	74,143	71,273
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$116,723	$118,979
Cash paid to suppliers, employees and others	(120,634)	(119,421)
Income taxes paid	(1,348)	(707)
Interest paid	(1,185)	(3,541)
Other	30	(145)
Net cash used in operating activities	(6,414)	(4,835)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(2,531)	(2,941)
Proceeds from sale of fixed assets	21	—
Net cash used in investing activities	(2,510)	(2,941)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash overdraft from financial institution, net	(1,719)	(3,351)
Borrowings under revolving credit facilities, net	5,395	10,761
Proceeds from isuance of common stock	2,000	—
Payment of debt issuance costs	(933)	—
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	—	(592)
Repayment of term loans and notes payable	—	(39)
Proceeds from capital lease obligations	3,100	—
Repayment of capital lease obligations	(353)	(557)
Net cash provided by financing activities	7,490	6,222
EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(8)	(1,031)
NET DECREASE IN CASH	(1,442)	(2,585)
CASH, beginning of period	7,656	9,046
CASH, end of period	$6,214	$6,461
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(20,745)	$(42,842)
Depreciation and amortization of property and equipment and intangibles	6,634	7,116
Amortization of debt discount and deferred financing costs	1,795	1,453
Foreign exchange transaction (gain) loss	(811)	756
Stock based compensation expense	871	1,763
Accrued interest paid-in-kind	4,150	51
Allowance for inventory shrinkage and obsolescence	(10)	2,894
Change in fair value of warrant liability	(2,100)	—
Loss on extinguishment of debt	3,114	—
Retail store impairment charges	650	4,191
Deferred income taxes	645	17,081
Loss on disposal of property and equipment	(4)	10
Bad debt expense	320	290
Deferred rent	(990)	982
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	334	(3,125)
Inventories	(12,746)	(212)
Prepaid expenses and other current assets	1,719	4,285
Other assets	559	(428)
Accounts payable	13,774	1,471
Accrued expenses and other liabilities	(1,936)	1,888
Income taxes receivable/payable	(1,637)	(2,459)
Net cash used in operating activities	$(6,414)	$(4,835)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$4,688	$—
Property and equipment acquired and included in accounts payable	$305	$379
Stock based compensation related to restricted stock awards	$871	$—
Reclassification of Lion Warrant from equity to debt	$11,339	$—
Issuance of warrants to lenders	$668	$—
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2011, the Company operated a total of 258 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management's Plan

As of March 31, 2011, the Company had approximately $6,214 in cash, $1,602 of availability for additional borrowings and $58,490 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7), $1,576 of availability for additional borrowings and $4,232 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7), and $82,336 (including paid-in-kind interest of $3,749 and net of discount $19,977) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8). As of April 30, 2011, the Company had approximately $8,000 of cash, approximately $8,900 of availability for additional borrowings and $46,100 outstanding on the credit facility under the BofA Credit Agreement and $1,400 of availability for additional borrowings and $4,000 outstanding on the credit facility under the Bank of Montreal Credit Agreement. As May 10, 2011, the Company had approximately $5,941 available for borrowing under the BofA Credit Agreement and $1,481 available under the Bank of Montreal Credit Agreement.

As more fully discussed in Note 13, on April 26, 2011 the Company sold 15,777 shares of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14,200, of which $5,000 went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement (see Note 8). The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. This transaction improved the liquidity position of the Company by approximately $8,000.

The Company incurred a loss from operations of $13,091 for the three months ended March 31, 2011, compared to a loss from operations of $21,556 for the three months ended March 31, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the Company's logistics operations; merchandise price rationalization in the Company's wholesale and retail channels; renegotiating the terms of a number of the Company's retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although management's plan reflects improvements in these trends, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful. The Company continues to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance the Company will be successful in those efforts.

On April 26, 2011, the Company entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification. On the same date the Company also entered into an amendment under the Lion Credit Agreement by which waived the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification. On May 9, 2011, the Company entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the fiscal 2010 audited financial statements of the Company's Canadian operations without a "going concern" or like qualification.

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

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Note 3. Summary of Significant Accounting Policies and Other Disclosures

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to acquired intangible assets and goodwill, and property and equipment; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; fair value of debt; fair value of derivatives; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
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

Comprehensive Loss
The Company is required to display comprehensive loss and its components as part of its complete set of financial statements. Comprehensive loss represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive loss are changes in equity that are excluded from the Company’s net loss, specifically, unrealized gains and losses on foreign currency translation adjustments.

A reconciliation of comprehensive loss for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Net loss, as reported	$(20,745)	$(42,842)
Foreign currency translation adjustments	1,204	(380)
Comprehensive loss	$(19,541)	$(43,222)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its cash risk by investing through major financial institutions. The Company had approximately $5,601 and $7,038 held in foreign banks at March 31, 2011, and December 31, 2010, respectively.

The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. As of March 31, 2011, one customer accounted for 24.4% of the Company's total trade accounts receivables. As of December 31, 2010, one customer accounted for 24.3% of the Company's total trade accounts receivables. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that are identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Foreign Currency Forward Exchange Contracts
Derivative instruments are required to be recognized in the balance sheet as either an asset or liability measured at fair value. Changes in the fair value of derivatives are to be recorded each period in comprehensive loss, if the derivative is designated and effective as part of a hedge accounting transaction, or in earnings if the derivative does not qualify for hedge accounting. The Company's foreign currency forward exchange contracts do not qualify for hedge accounting and, accordingly, adjustments to fair value are recorded in the condensed consolidated statements of operations.
The Company enters into forward contracts to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At March 31, 2011, the Company held forward exchange contracts to purchase an aggregate notional amount of $600 to hedge forecasted purchases of inventory in U.S. dollars through June 30, 2011. At March 31, 2011, the fair value of the forward contracts, based on quoted market rates (level 2 within the fair value hierarchy) resulted in an unrealized loss of $33 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2011 and 2010, losses of $33 and $67, respectively, were charged to earnings in the accompanying condensed consolidated statements of operations.
Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that it is more likely than not that those assets will not be realized. If it becomes more likely than not that a tax asset will be realized, the related valuation allowance on such assets will be reversed.
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the three months ended March 31, 2011. Based upon recent history of cumulative losses, the Company has concluded, it is more likely than not that it will not realize benefits from the deferred tax assets in certain jurisdictions. As such, the Company will not record income tax benefits associated with its losses until it determines that it is more likely than not it will generate sufficient taxable income in the respective jurisdictions to realize the benefit from recording deferred income tax assets. As a result of the aforementioned analysis, the Company determined that a full valuation allowance against net deferred tax assets in certain jurisdictions is required. At December 31, 2010, the Company had recorded valuation allowances against its deferred tax assets in the amount of $51,979.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy and Ireland, consolidated in the Company's U.S. federal income tax return; the Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of foreign taxes paid.
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") ASC 740—“Income Taxes”, and gross unrecognized tax benefits at March 31, 2011 and December 31, 2010 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term note and foreign currency forward exchange contracts. The fair value of cash, accounts receivable, accounts payable, and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis (see Note 9). The fair value of each warrant is estimated using the Binomial Lattice option valuation model.
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

Note 4. Inventories
The components of inventories are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$17,909	$18,461
Work in process	1,325	1,125
Finished goods	179,151	164,319
	198,385	183,905
Less reserve for inventory shrinkage and obsolescence	(5,843)	(5,853)
Total, net of reserves	$192,542	$178,052
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three months ended March 31, 2011 and 2010, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for such identified excess and slow-moving inventories. At March 31, 2011 and December 31, 2010, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $3,969 and $3,869, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company has a reserve for inventory shrinkage in the amount of $1,874 and $1,984 at March 31, 2011 and December 31, 2010, respectively.

Note 5. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2011	December 31, 2010
Machinery and equipment	$47,739	$46,755
Furniture and fixtures	39,363	38,515
Computers and software	28,908	28,133
Automobiles and light trucks	1,158	1,173
Leasehold improvements	85,690	86,572
Buildings	602	585
Construction in progress	660	584
	204,120	202,317
Less accumulated depreciation and amortization	(121,727)	(116,917)
Total	$82,393	$85,400

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
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three months ended March 31, 2011 and 2010, depreciation and amortization was $6,634 and $7,116, respectively.
The Company identifies indicators of impairment present at certain retail stores within its U.S. Retail and International segments, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. The Company performed a recoverability test and an impairment test on these stores. The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. Based upon the results of the discounted cash flow analysis (level 3 in the fair value hierarchy), the Company recorded an impairment charge relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail and International segments of $650 and $4,191 for the three months ended March 31, 2011 and 2010, respectively.
On January 11, 2011, the Company entered an agreement to sell and simultaneously lease back all of the Company's unencumbered manufacturing equipment, for a term of 48 months and an interest rate of 14.8%. The sale price of the manufacturing equipment was $3,100. The Company has an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. The transaction is accounted for as a financing transaction and is recorded in the accompanying condensed consolidated financial statements as a capital lease.

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2011	December 31, 2010
Compensation and related taxes	$8,632	$7,586
Workers' compensation and other self-insurance reserves (Note 15)	4,351	4,261
Sales, value and property taxes	2,472	2,570
Gift cards and store credits	4,990	4,927
ICE inspection-related workers' compensation claims (see Note 14 and Note 15)	1,370	1,443
Loss contingencies	2,200	2,200
Accrued vacation	770	1,937
Other	13,432	14,104
Total accrued expenses	$38,217	$39,028

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Revolving credit facility, maturing July 2012 (a)	$58,490	$53,414
Revolving credit facility (Canada), maturing December 2012 (b)	4,232	3,799
Current portion of long-term debt (Note 8)	57	81,265
Total revolving credit facilities and current portion of long-term debt	$62,779	$138,478

The Company incurred interest charges of $7,131 and $5,046 for the three months ended March 31, 2011 and 2010, respectively, for all outstanding borrowings.

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

Interest under the BofA Credit Agreement is at the London Interbank Offered Rate (“LIBOR”) (0.31% at March 31, 2011) plus 4.5% or BofA's prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.75% at March 31, 2011) plus 2.5%, at the Company's option. At March 31, 2011 and December 31, 2010, the Company had $7,409 and $8,583, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at March 31, 2011 and December 31, 2010 was $1,602 and $4,915, respectively.
Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and the liability is therefore classified as a current liability in the accompanying condensed consolidated balance sheets. Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.
On April 26, 2011, the Company entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish its 2010 audited financial statements without a “going concern” or like qualification. The amendment also required the Company to, among other things, i) receive new equity contribution in excess of $10,500; ii) revises the financial covenant requiring minimum excess availability to increase the required excess availability by $5,000 to an amount not less than the greater of $12,500 and 15% of the lesser of the borrowing base and the revolving credit ceiling; and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment. As of April 26, 2011, the Company is in compliance with the terms of the BofA Credit Agreement.
As of March 31, 2011, the Company was in compliance with all other required covenants of the BofA Credit Agreement.

(b)
Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at March 31, 2011) plus 2.00% per annum payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other moveable assets. Available borrowing capacity at March 31, 2011 and December 31, 2010 was $1,576 and $5,001, respectively.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and stockholder loans and advances, for the Company's Canadian subsidiaries. The ratio must be not less 1.25:1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8,500 in any fiscal year, and imposes a minimum excess availability covenant which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the facility.
The Bank of Montreal Credit Agreement also contains covenants which require the Company to furnish audited financial statements of its Canadian subsidiaries without a going concern or like qualification.
On May 9, 2011, the Company entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the fiscal 2010 audited financial statements of the Company's Canadian operations without a "going concern" or like qualification.
Additionally, the Lion Credit Agreement contains cross-default provisions with the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Bank of Montreal Credit Agreements would cause an event of default under the Lion Credit Agreement.

Note 8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Long-term debt with Lion, including accrued interest paid-in-kind of $3,749 and $17,218 and net of discount of $19,977 and $16,012 at March 31, 2011 and December 31, 2010, respectively (a)	$82,336	$81,206
Other	501	503
Total long-term debt	82,837	81,709
Current portion of long-term debt (a)	(57)	(81,265)
Long-term debt, net of current portion	$82,780	$444

(a)
On March 13, 2009, the Company entered into an $80,000 term loan with Lion (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 15% per annum, payable quarterly in arrears. The interest rate has been amended as described below. At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio financial maintenance covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

Significant covenants in the Lion Credit Agreement include annual limitation of the Company's capital expenditures to $27,500 for fiscal 2011. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments as described below.
On June 23, 2010, the Company entered into an amendment to the Lion Credit Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the Company delivers financial statements to Lion for the next Fiscal Quarter.
On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. As of March 31, 2011, the Company did not meet these ratios and the interest rate increased from 17% to 18%. The amendment also required that the Lion Warrant be amended (see Note 13). In connection with the amendment, the Company paid Lion a fee of $994, of which was recorded as a loss on extinguishment of debt as described below.
In accordance with ASC 470, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a loss of $3,114 on extinguishment of existing debt. This loss on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $92,627 (which includes principal, paid-in-kind interest, original fair value of Lion Warrant originally recorded in equity, unamortized discount and unamortized deferred financing cost) and the fair value of the modified debt of

$95,741 (which includes fair value of modified debt, fair value of modified Lion Warrant and amendment related fees). The variance between the carrying net amount of the existing debt of $99,394 and the fair value of the modified debt of $78,587 was recorded as a discount to the modified debt and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement. Amortization of discount on the Lion term loan is included in interest expense and was $830 and $1,085 for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011, the debt, net of unamortized discount of $19,977 and excluding interest paid-in-kind of $3,749, totaled $78,587 and will be accreted up to the $99,394 par value of the loan using the effective interest method over the term of the Lion Credit Agreement.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.
On April 26, 2011, the Company entered into a waiver agreement and an amendment under the Lion Credit Agreement, which, among other things, (i) waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification and (ii) required the Company to take certain measures to prevent the dilution of Lion's existing Warrant (see Note 13). As of May 10, 2011, the Company is in compliance with the covenants under the Lion Credit Agreement.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facilities with BofA and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using the Binomial Lattice option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 as of March 31, 2011.
The carrying amounts and fair values of the Company's financial instruments are presented below as of March 31, 2011:

	Carrying Amount	Fair Value
Liabilities
Long-term debt with Lion, net of discount of $19,977 and including interest paid-in-kind of $3,749 (level 3)	$82,336	$64,359
Lion Warrant (level 3)	14,750	14,750
SOF Warrant (level 3)	$303	$303
	$97,389	$79,412

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2011:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2011	$993
Additional warrants (see Note 13)	16,160
Adjustment resulting from change in value of warrants recognized in earnings	(2,100)
Balance at March 31, 2011	$15,053

Note 10. Subordinated Notes Payable to Related Party

On March 24, 2011, the Company and its CEO, Mr. Charney, entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,801 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2,000 in cash and (ii) the cancellation of three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate book value of approximately $4,700, including principal and accrued and unpaid interest outstanding in exchange for an issuance by the Company of an aggregate of 4,223 shares of the Company's Common Stock at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of Common Stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company, as defined in the purchase agreement.

Note 11. Income Taxes
Income taxes for the three months ended March 31, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact our future operating results. Finally, the Company's ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the three months ended March 31, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the three months ended March 31, 2011 the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial in certain foreign jurisdictions is required. At December 31, 2010, the Company had recorded valuation allowances against its deferred tax assets in the amount of $51,979.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 through December 31, 2010. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2006 through December 31, 2010, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. At March 31, 2011, the company had accumulated interest and penalties accrued of $68. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company has also been selected for an audit of its 2009 federal income tax return by the U.S. Internal Revenue Service.

Note 12. Related Party Transactions
See " Note 8 - Long Term Debt" for a description of loans made by Lion to the Company; “Note 10 - Subordinated Notes Payable to Related Party” for a description of the loans made by the CEO to the Company and a purchase agreement, dated March 24, 2011, between the CEO and the Company related to such loans; and “Note 13 - Share Based Compensation and Warrants” for a description of the warrant issued by the Company to Lion and a purchase agreement, dated April 27, 2011, between the CEO and the Company.
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
In connection with the fifth amendment (see Note 8) to the Lion Credit Agreement, the Company's CEO and Lion entered into a voting agreement ("Voting Agreement") under which the CEO agreed to vote in favor of adjustments to the warrant exercise price upon certain equity events (as defined in the fifth amendment).
Personal Guarantees by the Company’s CEO
The CEO of the Company has personally guaranteed the obligations of American Apparel under five property leases aggregating $3,574 in obligations.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 for both the three months ended March 31, 2011 and 2010.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $69 and $195 for the three months ended March 31, 2011 and $43 and $133 for the three months ended March 31, 2010, respectively.

Bonus and other Payments

The Company's employment agreement with certain executives of the Company provides for the payment of a target bonus subject to the terms and conditions of the bonus agreements. Based upon the performance of the Company in the first quarter of 2011 and projected for the remainder of 2011, no bonus amounts have been accrued as of March 31, 2011.

Note 13. Share-Based Compensation and Warrants
On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of March 31, 2011, 304 shares of the Company's common stock are available for future grants under the 2007 Plan.

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
For the three months ended March 31, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant and is reflected in operating expenses in the accompanying condensed consolidated statements of operations.
Stock Options and Awards to Employees

A summary of restricted shares activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested - January 1, 2011	5,050	$1.53
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested - March 31, 2010	5,050	$1.53

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2010	1,000	$1.75
Granted	—	—
Forfeited	—	—
Expired	—	—
Outstanding - March 31, 2011	1,000	$1.75	3.75
Vested (excersiable) - March 31, 2011	250	$1.75	—	$—
Non-vested (excersiable) - March 31, 2011	750	$1.75	3.75	$—
On February 16, 2010, Compensation Committee awarded 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions), having an aggregate value of $1,400, to eligible employees in all operating segments of the Company. Charges for the award are included in cost of sales and in operating expenses in the accompanying statement of operations for the three months ended March 31, 2010. Of the $1,400, approximately $500 was withheld for the payment of employee tax withholding and employee portion of payroll taxes and 303 shares with an aggregate value of $851 were issued to employees. Cash in the amount of $50 was paid to employees in lieu of the issuance of shares in certain foreign jurisdictions including Japan, Korea, Israel and Sweden where local regulations made it impracticable to award shares to employees. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.
On October 7, 2010, the Board of Directors approved the grant of 1,000 stock options and 500 restricted shares to Mr. Thomas M. Casey, acting President ("Mr. Casey"). However, the restricted shares were not issued to Mr. Casey due to unavailable authorized shares under the 2007 Plan. There is a mutual agreement between Mr. Casey and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of January 1, 2011,

2012, 2013 and 2014. The options and restricted shares expire on the tenth anniversary of issuance. The fair value of the stock options of $773 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $1.75, an expected term of 6.25 years using the simplified method, interest rate of 1.08%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $580 was determined based upon the October 7, 2010 closing price per share of $1.16. Total stock compensation recognizes for Mr. Casey's stock options and restricted shares was $422. The total future compensation cost related to theses unvested share-based awards that are expected to vest was $932 as of March 31, 2011, which will be recognized over the next 3 years.
On November 26, 2010, the Board of Directors of the Company approved the grant of 6,533 restricted shares of Common Stock, representing approximately 8.6% of the outstanding shares of Common Stock, to executive and non-executive management employees and certain consultants to the Company. With respect to each award of restricted shares of Common Stock, 20% of the shares vested upon grant and 20% of the shares will vest on each of the four anniversaries following the grant date. The Company paid the withholding and payroll taxes due with respect to the vested portion of the share grants on behalf of the employees that received the grants, and recognized compensation expense in the fourth quarter of 2010 of approximately $3,600 related to the grants, of which $2,093 related to stock compensation and $1,500 related to payroll taxes. Charges for the pro rata vesting are included in the cost of sales and operating expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011. The value of the stock award was determined based upon the November 26, 2010 closing price per share of $1.53.
On February 3, 2011, the Board of Directors approved the grant of 700 stock options and 350 restricted shares to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell"). There is a mutual agreement between Mr. Luttrell and the Company that these shares and stock options will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2014. The options expire on the tenth anniversary of issuance.
On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years. There is a mutual agreement between Mr. Staff and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The restricted shares will vest in full on March 21 in the year following the year such shares are granted.
During the three months ended March 31, 2011 and 2010, the Company recorded compensation expense of $871 and $1,763, respectively, related to its share based compensation awards that are expected to vest. No amounts have been capitalized. As of March 31, 2011, unrecorded compensation cost related to non-vested awards of $7,800 is expected to be recognized from 2011 through 2014.
Accounting for Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	17,000	$2.05	5.09
Issued	16,760	1.11	7.00
Forfeited	(16,000)	2.05	—
Expired	—	—	—
Outstanding - March 31, 2011	17,760	$1.20	6.76

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009. In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant on February 18, 2011, the exercise price of the SOF Warrant was adjusted to $2.739 per share. The sale of common stock to a group of investors on April 26, 2011 (as discussed below), resulted in a further reduction to the exercise price of the SOF Warrant to $2.151 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF

Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").  The Company believes that recognizing the liability at the effective date of ASC 815 would not have been material to the consolidated financial statements of preceding periods. The fair value of the SOF Warrant was estimated using the Binomial Lattice option valuation model.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the SOF Warrant at the end of each quarterly reporting period going forward.

As of March 31, 2011 and December 31, 2010, the value of the SOF Warrant was estimated to be $303 and $993, respectively, and was recorded in the accompanying condensed consolidated balance sheet. The calculation was based on a contractual remaining term of 2.75 years, interest rate of 0.80%, volatility of 105.2% and no dividends.

On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2018 and to reduce the exercise price of the Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Warrant or the Lion Credit Agreement. The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company’s stockholders. Furthermore, in the event of any issuance and sale of common or preferred stock of the Company or any debt for equity exchange or conversion completed by the Company, in each case either definitively agreed or consummated within 180 days after the effective date of the amendment, the amendment requires the Company to issue to Lion a new warrant to purchase at an exercise price of $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant or the Lion Credit Agreement, a number of shares sufficient to preserve its fully-diluted beneficial ownership giving effect to the stock issuance or debt for equity exchange or conversion, as applicable. The amendment also requires such new warrant and the Lion Warrant to be adjusted, if the shares issued in such stock issuance or debt for equity exchange or conversion are issued at a price less than $1.11, to the lowest issuance price in such stock issuance or debt for equity exchange. These provisions expire in August 2011. Upon the effective date of the amendment, the fair value of the existing Lion Warrant was reclassified from stockholders equity to a liability in accordance with ASC 815. The fair value of the Lion Warrant was estimated using the Binomial Lattice option valuation model.

On March 24, 2011, in connection with the sale of common stock to the Company's CEO, Dov Charney, and in accordance with the amendment to the Lion Credit Agreement, the Company issued Lion a new warrant expiring in 2018 to purchase an aggregate of 760 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. Upon the issuance of the New Lion Warrant, the fair value of the warrant of approximately $800 was recorded as a liability in accordance with ASC 815.

As of March 31, 2011, the value of the Lion Warrants was estimated to be $14,750 and was recorded as a liability in the accompanying condensed consolidated balance sheet using the Binomial Lattice option valuation model.

On April 26, 2011, in connection with the sale of Common Stock to a group of investors as described below, the Company entered into a waiver agreement and an amendment to the Lion Credit Agreement which (i) extended the period of the prior amendment, whereby the exercise price may be adjusted or new warrants are required to be issued in certain events, from 180 days to 365 days and reduced the exercise price of such new warrants from $1.11 to the lessor of $0.90 and the lowest issued price in the stock issuance or debt for equity exchange or conversion, as applicable, (ii) requires additional new warrants and adjustments in the exercise price for certain stock issuances or debt for equity conversions or exchanges at less than $1.00 per share after 365 days and prior to repayment of obligation under the Lion Credit Agreement, (iii) reduced the exercise price of the existing warrants from $1.11 to $1.00 per share as a result of the transaction under the April 26, 2011 purchase agreement with the investors and (iv) required the Company to issue to Lion a new warrant to purchase an aggregate of 3,063 shares of common stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and Lion Credit Agreement.
Sale of Common Stock to the Company's CEO

On March 24, 2011, the Company entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased an aggregate of 1,802 shares of the Company's Common Stock at a price of $1.11 per share for approximately $2,000 and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4,700 book value , were canceled in exchange for an issuance of an aggregate balance of 4,223 shares of the Company's Common Stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of Common Stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company.

Sale of Common Stock to a Group of Investors

On April 26, 2011 the Company entered into a purchase and investment agreement with a group of investors and sold approximately 15,777 shares of Common Stock at a price of $0.90 per share for the aggregate cash purchase price of approximately $14,200. The agreement gives the investors the right to purchase up to an aggregate of approximately 27,433 additional shares of Common Stock at that price for a 180-day period, in each case subject to certain topping up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to the one-year anniversary of the closing date of the transaction, as described in the purchase and investment agreement.

The investors were also granted one demand registration right with respect to the purchased shares and one additional demand registration right if their right to purchase additional shares is exercised, in each case exercisable after the four-month anniversary of the closing date of the transaction.

In connection with the purchase agreement with the group of investors on April 26, 2011, the Company, entered into a purchase agreement with Mr. Charney, which among other things (i) allows Mr. Charney to purchase from the Company 778 shares of Common Stock at $0.90 per share, (ii) the Company grants to Mr. Charney a right to purchase up to 1,556 additional shares of Common Stock on substantially the same terms as purchase agreement with the group of investors dated April 26, 2011 and (iii) as a condition to the investors purchasing the shares, the Company provides Mr. Charney with certain anti-dilution rights. The anti-dilution rights provide that the Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 38,000 shares of Common Stock comprised of (i) up to approximately 12,700 shares of Common Stock as anti-dilution protection with respect to the initial purchase of shares by the group of investors per the agreement dated April 26, 2011, and (ii) in proportion to the exercise of the purchase right by the same group of investors, an additional up to approximately 25,300 shares of Common Stock as anti-dilution protection. Any shares issued to Mr. Dov Charney related to anti-dilution rights will be compensatory on date issued.

Each of the shares associated with the anti-dilution provision are issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price for 60 consecutive trading days, calculated as set forth in the purchase agreement with the Mr. Charney (“VWAP ”), as follows: (i) for the measurement period from April 16, 2012 to and including April 15, 2013, if the VWAP of the Common Stock during a period of 60 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2013 to and including April 15, 2014, if the VWAP of the 3 Common Stock during a period of 60 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, the VWAP of the Common Stock during a period of 60 consecutive trading days exceeds $5.25 per share.

Pursuant to the purchase and investment agreement, the Company agreed to seek stockholder and NYSE Amex approvals to increase the number of authorized shares by a number sufficient to include the shares issuable pursuant to the purchase agreements with the group of investors and Mr. Charney. In connection with the purchase agreement with the group of investors, Mr. Charney entered into a voting agreement with the investors, dated as of April 26, 2011.

A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of March 31, 2011 are as follows:

SOF Warrant	1,000
Lion Warrant	16,760
Stock issuance to Investors on April 26, 2011	15,800
Purchase Option - Investors	27,400
Lion Warrant -Issued April 26, 2011	3,200
Contingent Shares - Mr. Charney	2,111
Purchase Option - Mr. Charney	2,334
Employee Options & Restricted Shares	4,467
Contingent Shares Issuable to Mr. Charney in connection with April 26, 2011 purchase agreement	38,000
108,648

The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement with respect to Mr. Charney's initial shares in the event certain purchase options are exercised or contingent and anti-dilutive compensatory shares are issued.

Note 14. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,355 and $20,979 for the three months ended March 31, 2011 and 2010, respectively.The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $983 as of March 31, 2011 and $1,106 as of December 31, 2010 for state sales tax contingencies that require recognition under ASC 450 - “Contingencies.”
Advertising
At March 31, 2011, the Company had approximately $3,764 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2011.

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

Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $1,370 and $1,443 for the estimated exposure, which is included in accrued expenses as of March 31, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets (see Note 6).

Receipt of NYSE Amex LLC Letter Relating to Audit Committee Composition Non-Compliance

On May 6, 2011 the Company received a letter from the NYSE Amex LLC (the "Exchange") stating that the Company is not in compliance with Section 803 (B)(2)(a) of the NYSE Amex Company Guide because its audit committee is comprised of two independent directors rather than the requisite three directors following Keith Miller's resignation. On May 2, 2011, Mr. Miller resigned from the Company's Board of Directors and the Committees thereof on which he served, including the audit committee, the nominating and corporate governance committee and the compensation committee, due to business and personal time commitments. The letter from the Exchange confirmed that the Company has until October 31, 2011 to regain compliance with the Exchange's audit committee composition requirement. The Company intends to fill the vacancy on the audit committee as expeditiously as possible prior to the expiration of the cure period.

Note 15. Workers' Compensation and Other Self-Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 2.24% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the accompanying consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company- specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of March 31, 2011 and December 31, 2010, the Company had issued standby letters of credit in the amounts of $5,492 and $6,666, respectively, with two insurance companies being the beneficiaries, through a bank. At March 31, 2011, the Company recorded a total reserve of $9,757, of which $2,587 is included in accrued expenses and $7,170 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2010, the Company recorded a total reserve of $9,092, of which, $2,408 is included in accrued expenses and $6,684 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.
The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At March 31, 2011 and December 31, 2010, the Company's total reserve of $1,761 and $1,853, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 16. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 148 retail stores operating in the United States, as of March 31, 2011. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of March 31, 2011, the retail operations in the Canada segment were comprised of 38 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of March 31, 2011, the retail operations in the International segment were comprised of 72 retail stores operating outside of the United States and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended March 31, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$29,116	$—	$2,416	$1,868	$33,400
Retail net sales	—	37,020	9,720	25,961	72,701
Online consumer net sales	5,534	—	493	3,939	9,966
Total net sales to external customers	34,650	37,020	12,629	31,768	116,067
Gross profit	11,088	24,739	7,956	20,115	63,898
Income (loss) from operations	6,443	(4,995)	(880)	(1,622)	(1,054)
Depreciation and amortization	2,167	2,696	433	1,338	6,634
Capital expenditures	1,008	1,034	79	410	2,531
Retail store impairment charges	—	110	2	538	650
Deferred rent expense (benefit)	78	(920)	(22)	(126)	(990)

	Three Months Ended March 31, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$29,406	$—	$2,515	$2,966	$34,887
Retail net sales	—	40,893	11,304	26,960	79,157
Online consumer net sales	4,423	—	395	2,952	7,770
Net sales to external customers	33,829	40,893	14,214	32,878	121,814
Gross profit	5,319	28,659	9,011	18,352	61,341
(Loss) income from operations	(695)	(4,376)	450	(5,650)	(10,271)
Depreciation and amortization	2,300	2,619	564	1,633	7,116
Capital expenditures	1,184	1,095	313	349	2,941
Retail store impairment charges	—	1,973	241	1,977	4,191
Deferred rent expense	120	722	9	131	982

 Reconciliation of reportable segments combined (loss) income from operations for the three months ended March 31, 2011 and 2010 to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Consolidated loss from operations of reportable segments	(1,054)	$(10,271)
Unallocated corporate expenses	(12,037)	(11,285)
Interest expense	(7,131)	(5,046)
Foreign currency transaction gain (loss)	811	(756)
Unrealized gain on change in fair value of warrant	2,100	—
Loss on extinguishment of debt	(3,114)	—
Other income (expense)	36	(155)
Consolidated loss before income taxes	$(20,389)	$(27,513)

Net sales by geographic location of customer for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
United States	$71,670	$74,722
Canada	12,629	14,214
Europe (excluding United Kingdom)	14,702	17,376
United Kingdom	7,773	6,697
South Korea	2,049	2,171
Japan	2,478	2,442
Australia	2,513	1,986
Other foreign countries	2,253	2,206
Total consolidated net sales	$116,067	$121,814
Long-lived assets - Property and equipment, net, by geographic location is summarized as follows:

	March 31, 2011	December 31, 2010
United States	$59,400	$61,754
Canada	6,864	7,063
Europe (excluding the United Kingdom)	6,202	6,257
United Kingdom	5,534	5,784
South Korea	414	394
Japan	1,162	1,290
Australia	1,282	1,311
Other foreign countries	1,535	1,547
Total Consolidated Long-Lived Assets	$82,393	$85,400

Identifiable assets by reportable segment:
U.S. Wholesale	$148,696	$129,948
U.S. Retail	85,292	92,931
Canada	31,672	32,876
International	68,292	72,195
Total	$333,952	$327,950

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	March 31, 2011	December 31, 2010
Total assets	30.3%	32.0%
Total liabilities	10.9%	13.7%

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida (the case described below) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. Plaintiff's claims will be adjudicated through the arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. Plaintiff's claims will be adjudicated through the arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as

American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). Plaintiffs in the Federal Derivative Action must file a consolidated amended complaint by May 31, 2011. On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the putative securities class action currently pending in the U.S. District Court for the Central District of California (see below). Plaintiffs in each of the derivative cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. The Company does not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against the Company. The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on behalf of the Company.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against the Company, certain of its officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in its press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of its internal and financial control policies and procedures; (ii) its employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of any forthcoming motions to dismiss the Federal Securities Action. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

On May 9, 2011, the Company received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to a complaint filed by a former employee with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, the Company's policies with respect to and accounting of foreign currency transactions and transfer pricing.  The Company intends to fully cooperate with this subpoena.

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and the current members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. The Company believes that each of the above described actions are covered by insurance, subject to a deductible, and is awaiting confirmation of coverage from its carriers. The Company does not believe that any of these claims will exceed the amount of the Company's available insurance, although the views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course.

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

Note 18. Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2011 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of March 31, 2011, we operated a total of 258 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations at our facilities in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility, located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility, and located in Garden Grove, California, which has been expanded to including knitting, cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are recognized for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.
The following sets forth the change in retail store count during the three months ended March 31, 2011 and 2010.

	U.S. Retail	Canada	International	Total
Three Months Ended March 31, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(9)	(2)	(4)	(15)
Open at March 31, 2011	148	38	72	258

Three Months Ended March 31, 2010
Open at January 1, 2010	160	40	81	281
Opened	—	1	—	1
Closed	(1)	—	(1)	(2)
Open at March 31, 2010	159	41	80	280

Comparable Store Sales
The table below shows the (decrease) increase in comparable store sales for our retail stores, for the three months ended March 31, 2011, and 2010, including the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	Three Months Ended March 31,
	2011	2010
Comparable store sales	(8)%	(10)%
Number of stores in comparison	249	249
Executive Summary

As of March 31, 2011, we had approximately $6.2 million in cash, $1.6 million of availability for additional borrowings and $58.5 million outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), $1.6 million of availability for additional borrowings and $4.2 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), and $82.3 million (including paid-in-kind interest of $3.7 million and net of discount of $20.0 million) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8 to our condensed consolidated financial statements under Item 1 - Financial Statements). As of April 30, 2011, we had approximately $8.0 million in cash, approximately $8.9 million of availability for additional borrowings and $46.1 million outstanding on the credit facility under the BofA Credit Agreement and $1.4 million of availability for additional borrowings and $4.0 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,776,506 shares of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443,173 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investors purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of Common Stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.

We incurred a loss from operations of $13.1 million for the three months ended March 31, 2011, compared to a loss from operations of $21.6 million for the three months ended March 31, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

We are in the process of executing a plan to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

For the three months endedMarch 31, 2011, we reported net sales of $116.1 million, a decrease of $5.7 million, or 4.7% over the $121.8 million reported for the three months ended March 31, 2010. Gross margin increased to 55.1% for the three months endedMarch 31, 2011 compared to 50.4% for the three months ended March 31, 2010. The increase in gross margin was primarily due to increase in sales prices across our sales channels and manufacturing labor efficiencies beginning in the second half of 2010 that have reduced our production costs.
Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, decreased $5.9 million, or 7.1%, to $77.0 million for the three months ended March 31, 2011 as compared to $82.9 million for the three months ended March 31, 2010. Fixed asset impairment expenses decreased $3.5 million to $0.7 million for the three months ended March 31, 2011 as compared to $4.2 million for the three months ended March 31, 2010. Impairment charges were reduced as bulk of the investments in leasehold improvements in most underperforming stores as well the stores that were closed during the three months ended March 31, 2011 have already been impaired in earlier periods. Interest expense increased $2.1 million to $7.1 million for the three months ended March 31, 2011, as compared to $5.0 million the three months ended March 31, 2010 due to higher outstanding debt balances and higher interest rates on Lion term loan note. Net loss for the three months ended March 31, 2011 was $20.7 million compared to $42.8 million for the three months ended March 31, 2010, primarily due to increase in gross profit, reduction in selling expenses, impairment charges and income tax expense, offset by gain in change of fair value of warrants and foreign currency transactions.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$34,650	29.9%	$33,829	27.8%
U.S. Retail	37,020	31.9%	40,893	33.6%
Canada	12,629	10.9%	14,214	11.7%
International	31,768	27.4%	32,878	27.0%
Total net sales	116,067	100.0%	121,814	100.0%
Cost of sales	52,169	44.9%	60,473	49.6%
Gross profit	63,898	55.1%	61,341	50.4%

Selling expenses	50,235	43.3%	52,597	43.2%
General and administrative expenses	26,104	22.5%	26,109	21.4%
Retail store impairment charges	650	0.6%	4,191	3.4%
Loss from operations	(13,091)	(11.3)%	(21,556)	(17.7)%

Interest expense	7,131	6.1%	5,046	4.1%
Foreign currency transaction (gain) loss	(811)	(0.7)%	756	0.6%
Unrealized gain on change in fair value of warrants	(2,100)	(1.8)%	—	—%
Loss on extinguishment of debt	3,114	2.7%	—	—%
Other (income) expense	(36)	—%	155	0.1%
Loss before income tax	(20,389)	(17.6)%	(27,513)	(22.6)%
Income tax expense	356	0.3%	15,329	12.6%
Net loss	$(20,745)	(17.9)%	$(42,842)	(35.2)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $0.9 million, or 2.7%, to $34.7 million for the three months ended March 31, 2011 as compared to $33.8 million for the three months ended March 31, 2010. Wholesale net sales, excluding online consumer net sales, decreased $0.3 million, or 1.0%, to $29.1 million for the three months ended March 31, 2011 as compared to $29.4 million for the three months ended March 31, 2010. Following a loss of a major distributor at the end of 2010, we have refocused our efforts in this channel to target customers in the market for imprintable apparel and so far have substantially been able to replace this lost business.
Online consumer net sales increased $1.1 million, or 25.0%, to $5.5 million for the three months ended March 31, 2011 as compared to $4.4 million for the three months ended March 31, 2010, primarily as a result of improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment decreased $3.9 million, or 9.5%, to $37.0 million for the three months ended March 31, 2011 as compared to $40.9 million for the three months ended March 31, 2010. Comparable store sales for the three months ended March 31, 2011 decreased by 7%, or $2.7 million. Store closures caused a $1.2 million sales decrease. Since March 31, 2010, the number of U.S. Retail segment stores in operation decreased from 159 to 148.
Canada: Total net sales for the Canada segment decreased $1.6 million, or 11.3%, to $12.6 million for the three months ended March 31, 2011 as compared to $14.2 million for the three months ended March 31, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $12.1 million, or $2.1 million lower when compared to the same period last year. Comparable store sales for the three months ended March 31, 2011 decreased by 18%, or $2.1 million. The decrease for the three months ended March

31, 2011 was partially offset by an increase of approximately $0.5 million relating to existing store sales that were not in operation for the comparable period last year. Since March 31, 2010, the number of retail stores in the Canada segment in operation decreased from 41 to 38. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $9.3 million, or $2.0 million lower when compared to the same period last year.

Wholesale net sales at $2.4 million remained substantially the same as compared to $2.5 million in sales achieved in the prior year comparable period.
Online consumer net sales were substantially unchanged between periods.
International: Total net sales for the International segment decreased $1.1 million, or 3.3%, to $31.8 million for the three months ended March 31, 2011 as compared to $32.9 million for the three months ended March 31, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $30.5 million, or $2.4 million lower when compared to the same period last year.
Retail net sales decreased $1.0 million, or 3.7%, to $26.0 million for the three months ended March 31, 2011 as compared to $27.0 million for the three months ended March 31, 2010. Comparable store sales for the three months ended March 31, 2011 decreased by 5%, or $1.3 million as compared to the comparable period in 2010. Declines for the three months ended March 31, 2011 were offset by an increase of approximately $0.3 million relating to existing store sales that were not in operation for the comparable period. Since March 31, 2010, the number of International retail segment stores in operation decreased from 80 to 72. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, retail sales for the current period would have been approximately $24.9 million, or $2.1 million lower when compared to the same period last year.
Wholesale net sales decreased $1.1 million, or 36.7%, to $1.9 million for the three months ended March 31, 2011 as compared to $3.0 million for the three months ended March 31, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, sales for the current period would have been approximately $1.8 million, or $1.2 million lower when compared to the same period last year.
Online consumer net sales increased $0.9 million to $3.9 million for the three months ended March 31, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $3.8 million, or $0.8 million higher when compared to the same period last year.
Cost of sales: Cost of goods sold as a percentage of net sales was 44.9% and 49.6% for the three months ended March 31, 2011 and 2010, respectively. On a comparative basis, cost of goods sold decrease was primarily due to improvement in manufacturing labor productivity and maintenance of a steady production schedule during the second half of 2010 and the first quarter of 2011 which lowered the manufacturing overhead charges per unit of inventory produced. As a result of this strategy we experienced a reduction in labor and overhead production costs. This was despite the impact in the 2011 first quarter of increased costs for the purchase of yarn and fabrics. Elevated material costs are expected to continue impacting production for the remainder of 2011 and we continue to expect improvements in manufacturing unit costs.
The decrease in cost of sales in three months endedMarch 31, 2011 compared to three months endedMarch 31, 2010 was partially offset by $0.6 million, due to a decline in the value of the U.S. Dollar relative to foreign currencies.
Selling expenses: Selling expenses decreased $2.4 million, or 4.6%, to $50.2 million for the three months ended March 31, 2011 as compared to $52.6 million for the three months ended March 31, 2010. The decrease was mainly attributable to reduced advertising and marketing expenses of $1.0 million and facility related expenses of $2.1 million, partially offset by a salary wage and benefit increase of $0.8 million. As a percentage of sales, selling expenses increased to 43.3% in the three months ended March 31, 2011 from 43.2% in the three months ended March 31, 2010 and this percentage change was caused primarily by reduced leverage from lower sales.
General and administrative expenses: There was relatively no change to general and administrative expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. As a percentage of sales, general and administrative expenses increased to 22.5% in the three months ended March 31, 2011 from 21.4% in the three months ended March 31, 2010 from the reduced leverage caused by lower sales.
Retail store impairment charges: We recorded impairment charges relating to retail store leasehold improvements of $0.7 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively

Interest expense: Interest expense increased $2.1 million, to $7.1 million for the three months ended March 31, 2011 primarily from an increase in the average balance of debt outstanding. The major components of interest expense consist of interest on the BofA Credit Agreement, the Bank of Montreal Credit Agreement, loans from our CEO and unrelated parties and the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.8% to 18.0% for the three months ended March 31, 2011 and 4.8% to 16.7% for the three months ended March 31, 2010. Interest expense increased $2.1 million, or 41.3%, to $7.1 million for the three months ended March 31, 2011 as compared to $5.0 million for the three months endedMarch 31, 2010. Interest expense for the three months ended March 31, 2011 primarily consisted of amortization of deferred financing cost of approximately $0.5 million, Lion Credit Agreement related interest paid in kind of approximately $4.2 million, interest paid in cash of $1.1 million and other interest expense of $1.3 million. For the three months endedMarch 31, 2010, interest expense primarily consisted of Lion Credit Agreement related fees and interest of $3.5 million and deferred financing cost of approximately $1.5 million.
Foreign currency transaction gain: For the three months ended March 31, 2011, foreign currency transaction gains totaled $0.8 million as compared to a loss of $0.8 million for the three months ended March 31, 2010. The change related to lower valuation of the U.S. Dollar relative to foreign currencies with which we transact our business.
Unrealized loss on change in fair value of warrants: We recorded a $2.1 million gain in the fair value of warrants for the three months ended March 31, 2011.
Loss on Extinguishment of Debt: During the three months ended March 31, 2011, we recorded a loss on extinguishment of debt pertaining to the Lion Credit Agreement of approximately $3.1 million.
Income tax expense: The provision for income tax decreased $14.9 million, to $0.4 million for the quarter ended March 31, 2011 as compared to $15.3 million for the quarter ended March 31, 2010. In the first quarter of 2010 we determined that it is was more likely than not that we would not generate sufficient taxable income to realize certain previously recorded deferred income tax assets and we provided a valuation reserve of $15.5 million.. For the quarter ended March 31, 2011 we recorded additional valuation allowances of $0.4 million.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $6.2 million in cash, $1.6 million of availability for additional borrowings and $58.5 million outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), $1.6 million of availability for additional borrowings and $4.2 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), and $82.3 million (including paid-in-kind interest of $3.7 million and net of discount of $20.0 million) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8 to our condensed consolidated financial statements under Item 1 - Financial Statements). As of April 30, 2011, we had approximately $8.0 million in cash, approximately $8.9 million of availability for additional borrowings and $46.1 million outstanding on the credit facility under the BofA Credit Agreement and $1.4 million of availability for additional borrowings and $4.0 million outstanding on the credit facility under the Bank of Montreal Credit Agreement. As May 10, 2011, we had approximately $5.9 million available for borrowing under the BofA Credit Agreement and $1.5 million available under the Bank of Montreal Credit Agreement.

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, and proceeds from the exercise of warrants. Our principal liquidity requirements are for working capital and capital expenditures and in 2010 and the first quarter of 2011 to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, borrowings from revolving credit facilities and term loans under the Lion Credit Agreement. We also in the past have funded liquidity needs with related party loans from our CEO, all of which were canceled in exchange for shares of common stock in March 2011, and cash investments by our CEO, who purchased 1,129,576 treasury shares of common stock at a total cost of $1.7 million in December 2010 and 1,801,802 shares of common stock at a total cost of approximately $2.0 million in March 2011. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.

We incurred a loss from operations of $13.1 million for the three months ended March 31, 2011, compared to a loss from operations of $21.6 million for the three months ended March 31, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2010 contained a “going concern” explanatory paragraph as a result of substantial losses incurred during fiscal 2010 combined with liquidity concerns. The BofA Credit Agreement, Lion Credit Agreement and Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, without a going concern or like qualification. Noncompliance with such covenants could have constituted a default under such credit agreements and, absent a waiver, prevented us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,776,506 shares of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443,173 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investor purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of Common Stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.

On April 26, 2011, we entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish our 2010 audited financial statements without a “going concern” or like qualification. The amendment also required us to, among other things, i) receive new equity contribution in excess of $10.5 million and ii) revises the financial covenant requiring minimum excess availability to require excess availability in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. On the same date we also entered into an amendment under the Lion Credit Agreement which, among other things, waived the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification. On May 9, 2011, we entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the fiscal 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification.

We are in the process of executing a plan to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.
Cash Flow Overview

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(6,414)	$(4,835)
Investing activities	(2,510)	(2,941)
Financing activities	7,490	6,222
Effect of foreign exchange rate on cash	(8)	(1,031)
Net decrease in cash	$(1,442)	$(2,585)
Three Months Ended March 31, 2011
For the three months ended March 31, 2011, cash used in operations was $6.4 million. This was a result of net losses of $20.7 million, offset by non-cash expenses of $14.3 million. Non-cash expenses primarily include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash used for working capital due to a decrease in trade receivables of $0.3 million, increases in inventory of $12.7 million, decreases in prepaid expenses and other current assets of $1.7 million, a decrease in other long-term assets of $0.6 million, an increase in accounts payable and accrued expenses and other liabilities of $11.8 million and a increase in income taxes receivable of $1.6 million. The increase in our inventory balances was driven, in part, by our newly adopted production planning and scheduling methodology which calls for maintaining of normal production levels throughout the year, regardless of seasonality in demand. This approach was adopted in the fourth quarter of 2010 and should enable us to have sufficient inventory levels in stock and to be well positioned in anticipation of the summer selling season which begins in the second quarter of our fiscal year. Inventory also increased due to the effect of a historically high cost of yarn and related increase in fabric costs. The increase in accounts payable was as a result of cash management activities. With the recent receipt of the financing previously discussed and with our entry into our primary selling seasons, we expect to reduce the balance of accounts payable on a gradual basis.

For the three months ended March 31, 2011, we used $2.5 million of cash in investing activities. This consisted of increased net investment in property and equipment of $1.0 million for the U.S. Wholesale segment, $1.0 million for the U.S. Retail segment, $0.1 million for the Canada segment and $0.4 million for the International segment. We have not opened any new stores in the first quarter of 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

For the three months ended March 31, 2011, cash provided by financing activities was $7.5 million. This consisted primarily from proceeds of $2.0 million from sale of common stock to our CEO, borrowings of $5.4 million under our revolving credit facilities, and $3.1 million in proceeds from a sale lease back financing transaction for manufacturing equipment. Borrowings were primarily used to fund our operating loss and working capital needs as described above.

Three Months Ended March 31, 2010

For the three months ended March 31, 2010, cash used in operations was $4.8 million. Our net loss of $42.8 million was offset or added to by the following:

The net loss was reduced for the non-cash impact of depreciation and amortization of property and equipment , deferred financing costs and debt discount charges , stock-based compensation expense, deferred rent amortization, foreign currency transaction losses and the impact of the income tax valuation allowance.
For the three months ended March 31, 2010, changes in working capital provided cash of $4.3 million. A decrease in inventory of $2.7 million and a decrease in prepaid and other current assets of $4.3 million increased funds from operations. The decrease in inventories for the three months ended March 31, 2010 was the result of our decision to maintain lower levels of inventories in response to declining sales . An increase in accounts payable of $1.5 million, accrued expenses and other long-term liabilities of $1.9 million and an income tax payable increase of $2.5 million provided funds from operating activities. The increase in accounts payable was primarily driven by cash management efforts. Cash from operations was reduced due to an increase in accounts receivable of $3.1 million. The increase in accounts receivable was primarily driven by a $7.5 million increase in net sales for the three months ended March 31, 2010.
Debt Agreements

The following is an overview of American Apparel's total outstanding debt obligations as of March 31, 2011 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2011
Revolving credit facility	Bank of America, N.A.	4.8%	$58,490
Revolving credit facility (Canada)	Bank of Montreal	5.0%	4,232
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	18%	82,336
Other			501
Capital lease obligations	33 individual leases ranging between $1-$511	From 6.1% to 16.7%	3,861
Cash overdraft			1,609
Total debt including cash overdraft			$151,029

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of 10% of our net availability under the BofA Credit Agreement. At March 31, 2011 our net availability under the credit agreement was $75.0 million, minimum excess availability was $7.5 million, and our excess availability was $1.7 million. The BofA Credit Agreement also requires us to furnish our 2010 audited financial statements without a "going concern" or like qualification.

On June 23, 2010, we entered into an amendment to the Lion Capital Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a quarterly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that we deliver financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until we deliver financial statements to Lion for the next Fiscal Quarter.

On February 18, 2011, we entered into an amendment to the Lion Credit Agreement, which, among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges for professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. In connection with the fifth amendment, we paid Lion a fee of approximately $1.0 million, which was capitalized as a deferred financing cost and will amortize over the remaining term of the loan. As of March 31, 2011, our Total Debt was $149.4 million while our Consolidated EBITDA for the twelve months ending March 31, 2011 was ($3.5) million and our Total Debt to Consolidated EBITDA ratio was (42.69):1.00. As of March 31, 2011, we exceeded the specified ratio and therefore the interest rate payable remained at 18%. As of March 31, 2011 Consolidated EBITDA as defined by the amendment for purposes of calculating Consolidated EBIDTA for any twelve consecutive final month period to determine compliance with Section 6.11 of the Lion Credit Agreement was $16.5 million.
The Lion Credit Agreement also requires us to furnish our 2010 audited financial statements without a "going concern" or like qualification and sets an annual limitation of our capital expenditures to $27,500 for fiscal 2011.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal Credit Agreement also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. The Bank of Montreal Credit Agreement also requires us to furnish our 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification.

On April 26, 2011, we entered into an amendment under the BofA Credit Agreement, which, among other things, waived the requirement to furnish our 2010 audited financial statements without a “going concern” or like qualification. The amendment also required us to, among other things, i) receive new equity contribution in excess of $10.5 million and ii) revises the financial covenant requiring minimum excess availability to require excess availability in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. On the same date we also entered into an amendment under the Lion Credit Agreement by which the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification has also been waived for financial statements relating to the 2010 fiscal year. On May 9, 2011, we entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification. As of May 10, 2011, we were in compliance with the terms of our various credit agreements.
Future Capital Requirements

As of March 31, 2011, we had (i) approximately $6.2 million in cash, (ii) $1.6 million of availability for additional borrowings and $58.5 million outstanding under the BofA Credit Agreement, (iii) $1.6 million of availability for additional borrowings and $4.2 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,776,506 shares of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443,173 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investor purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of Common Stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, distribution centers and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we will to negotiate leases renewals as the leases approach expiration.
Issued and outstanding letters of credit were $7.4 million at March 31, 2011, and were related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.

Seasonality
We experience seasonality in our operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first and second fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.
Critical Accounting Estimates and Policies
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation, obsolescence;

•	valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation;

•	fair value of warrant liabilities;

•	stock based compensation; and

•	self-insurance liabilities.
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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and thus far through the first quarter of 2011. As of March 31, 2011, our per pound cost is approximately two times what it was immediately prior to when cotton prices began to rise in 2010. Although to date we have not experienced any meaningful shortages in the supply of yarn and fabrics we cannot predict if any future shortages will occur and if such shortages do occur they could have a material effect on our financial condition and results of operations. In April 2011 we began to see up to 15% reductions in the quotes for yarn purchases. We cannot predict if this change in pricing is temporary or long-term. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although, we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. Further, in response to increases in our raw material costs we have implemented price increases of certain products in our Wholesale and U.S. Retail segments. We are unable to predict if we will be able to successfully pass on the added cost of raw materials by further increasing the price of our products to our wholesale and retail customers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on the our interest rate exposure on variable rate borrowings at March 31, 2011, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $73 per month. We determined these amounts based on approximately $62.7 million of variable rate borrowings at March 31, 2011. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 38.3% of our net sales for the three months ended March 31, 2011 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4.    Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls over financial reporting as of December 31, 2010 (described below), which have not been fully remediated as of March 31, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of March 31, 2011, the following material weaknesses existed:

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

(b)    Remediation Activities

Over the course of fiscal 2010 and 2011, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

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

(c)    Changes in ICFR

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

During 2011, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II-OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for us has asserted that it is not obligated to provide coverage for this proceeding. We have accrued an estimate for this loss contingency in our accompanying consolidated balance sheet as of March 31, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for us hav asserted that it is not obligated to provide coverage for this proceeding. We have not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. We do not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida (the case described below) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our condensed consolidated balance sheet as of March 31, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our condensed consolidated balance sheet as of March 31, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). Plaintiffs in the Federal Derivative Action must file a consolidated amended complaint by May 31, 2011. On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the putative securities class action currently pending in the U.S. District Court for the Central District of California (see below). Plaintiffs in each of the derivative cases seek damages on our behalf in an unspecified amount, as well as equitable and injunctive relief. We do not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against us. Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our behalf.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against us and certain of our officers and executives on behalf of American Apparel shareholders who purchased our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection had on American Apparel. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of any forthcoming motions to dismiss the Federal Securities Action. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in our registered independent accounting firm and our financial reporting and internal controls. We have also received a subpoena from the SEC for documents relating to its investigation surrounding the change in our registered independent accounting firm and our financial reporting and internal controls. We intends to cooperate fully with these subpoenas and investigations.

On May 9, 2011, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to a complaint filed by a former employee with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, our policies with respect to and accounting of foreign currency transactions and transfer pricing.  We intends to fully cooperate with this subpoena.

On February 17, 2011, we filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from American Apparel and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov

Charney, and the current members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On April 27, 2011, three of the former employees filed suit against American Apparel, Dov Charney and an American Apparel employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. We believe that each of the above described actions are covered by insurance, subject to a deductible, and is awaiting confirmation of coverage from its carriers. We do not believe that any of these claims will exceed the amount of our available insurance, although the views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course.

We are currently engaged in other employment-related claims and other matters incidental to our business. Management believes that all such claims against us are without merit or not material, and our intends to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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
During the three months ended March 31, 2011, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 except for the changes and additions described below. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 31, 2011) for the year ended December 31, 2010 for a list of our risk factors.

As a result of operating losses and negative cash flows from operations, together with other factors, we may not have sufficient liquidity to sustain operations and to continue as a going concern.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010 and for the three months ended March 31, 2011. Our current operating plan indicates that we will incur a loss from operations for fiscal year 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. As a result of these factors together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2010 contain a “going concern” explanatory paragraph in the report of our independent registered public accounting firm, and such financial statements and our financial statements for the three months ended March 31, 2011 included herein also contain “going concern” disclosure in the notes thereto. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

We are currently exploring alternatives for other sources of capital for ongoing cash needs. Management is in the process of executing a plan to improve our operating performance and financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor costs; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels at our stores. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. If we cannot meet our capital needs from these actions, we may be required to take additional steps such as further modifying our business plan to close additional stores, further reducing production or reducing or delaying capital expenditures or seeking to restructure our existing indebtedness. We also are in the process of seeking additional financing, to the extent available.

There can be no assurance that management's plan to improve our operating performance and financial position will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all. As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected. In addition, until stockholder approval is obtained to increase the number of our authorized shares of common stock, we are not able to raise any new equity financing. Any new financing also may be substantially dilutive to existing stockholders and may require reductions in exercise prices or other adjustments of our existing warrants. Furthermore, our vendors and landlords may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, obtain alternative sources of capital or otherwise meet our liquidity needs, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

Failure of American Apparel to comply with covenants under its financing arrangements could result in the acceleration of its debt repayment obligations and an inability to borrow under its revolving credit agreements and therefore fund its operations.

The financing agreements between us and our lenders contain certain financial and other covenants, including covenants relating to capital expenditure limitations, availability under our revolving credit facility and minimum Consolidated EBITDA as defined in the agreements. Failure of American Apparel to maintain compliance with any of these covenants can result in American Apparel being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and may adversely affect the ability of American Apparel to finance and continue its operations. Such a failure could also result in acceleration of the outstanding debt in its entirety, and may adversely affect the ability of American Apparel to obtain financing that may be necessary to effectively operate our business and grow the business going forward.

Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.

We are subject to regulatory inquiries, investigations, claims and suits. We are currently defending a consolidated putative shareholder class action, two consolidated shareholder derivative actions proceeding in federal and state court, respectively, four wage and hour suits, and numerous employment related claims and suits. We are cooperating with investigations by the SEC and by the United States Attorney's Office for the Central District of California. We are also responding to several allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur a substantial liability but also experience an increase in similar suits and suffer reputational harm. Furthermore, the previous insurer for our employment practices liability insurance policy alleges that a sexual harassment suit is not covered by that insurance policy. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Legal Proceedings” in our Annual Report on Form 10-K and herein for a more detailed discussion of our pending litigation.

There will be a substantial number of shares of American Apparel's common stock available for issuance or sale in the future that would result in dilution to existing public stockholders, may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel's common stock.

Mr. Charney, certain other investors and our warrantholders, Lion/Hollywood, L.L.C. (“Lion”) and SOF Investments, L.P.-Private IV (“SOF”), currently own or have the right to acquire a substantial number of shares of our Common Stock.

Mr. Charney currently owns 44.9 million shares of Common Stock and, in addition, Mr. Charney has agreed to acquire, subject to receipt of stockholder approval, or has a right to acquire or receive, up to an additional 42.4 million shares of Common Stock. Of these shares, 2.3 million shares may be acquired by Mr. Charney at a price of $0.90 per share (on the same terms as are applicable to the other investors' shares described below), 2.1 million shares are issuable to Mr. Charney if the market price of the Common Stock meets a certain threshold or there is a change of control of the Company in each case on or before March 24, 2013, and the remaining shares are issuable to Mr. Charney in installments if the market price of the Common Stock meets certain thresholds between April 2012 and April 2015. The resale of Mr. Charney's shares has not been registered and these shares are or, when issued will be, restricted securities under the securities laws. Of the shares currently owned by Mr. Charney, a total of 37.3 million of such shares are subject to a lock-up agreement and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened upon the occurrence of certain events).

On April 26, 2011, we issued to certain investors an aggregate of 15.8 million shares of Common Stock, and such investors also have the right to acquire up to an additional 27.4 million shares of Common Stock at a price of $0.90 per share, within 180 days of the closing date, subject to certain topping-up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to April 26, 2012, including reduction of the purchase price to the lowest-issued price for such issuances made at a price below the purchase price, subject to some exceptions. The investors also were granted one demand registration right with respect to their initial shares and one additional demand registration right if they purchase additional shares, in each case, exercisable after the four-month anniversary of the closing date, subject to customary terms and conditions.

We also have outstanding warrants exercisable to purchase an aggregate of 20.9 million shares of Common Stock, representing as of May 10, 2011, on an as-converted basis, approximately 17.5% of the outstanding Common Stock (after giving effect to the issuance of the shares underlying such warrants). SOF holds a warrant, expiring on December 19, 2013, to purchase 1.0 million shares of Common Stock at an exercise price of $2.151 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrant. In addition, Lion holds warrants, each expiring on February 18, 2018, to purchase an aggregate of 19.8 million shares of Common Stock at an exercise price of $1.00 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement. In addition, upon the issuance of any additional shares to Mr. Charney or the investors as described above, pursuant to the Lion Credit Agreement, we would be required to issue to Lion additional warrants, with an exercise price of $1.00 per share, subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement, to purchase a number of shares of Common Stock sufficient to prevent dilution of Lion's fully-diluted beneficial ownership of Common Stock as a result of the issuance of such shares. Lion also has certain demand and piggyback registration rights with respect to the shares of Common Stock underlying its warrants.

In addition, pursuant to the Lion Credit Agreement, in the event of certain other issuances and sales of common or preferred stock (including securities convertible, exercisable or exchangeable for Common Stock) or a debt-for-equity exchange by the Company prior to the repayment of obligations under the Lion Credit Agreement, the Company is required to issue additional warrants to Lion exercisable for a number of shares sufficient to prevent the dilution of Lion's fully-diluted beneficial ownership of Common Stock as a result of such transaction at an initial exercise price equal to the lesser of $0.90 and the lowest issued price for such transaction, and, in addition, reduce the exercise price of the existing warrants issued to Lion to the lowest issued price for such transaction.

Assuming (i) issuance in full of the 27.4 million shares of Common Stock the investors have a right to purchase as described above, (ii) issuance in full of the 42.4 million shares of Common Stock issuable to Mr. Charney or that Mr. Charney has a right to purchase or receive as described above, (iii) exercise in full of new warrants issued to Lion as a result of such issuances to the investors and Mr. Charney, (iv) exercise in full of Lion's and SOF's existing warrants to purchase a total of 20.9 million shares of Common Stock, (v) exercise in full by management of currently outstanding options to purchase, and full vesting of restricted stock awards with respect to, a total of 2,550,000 shares of Common Stock and (vi) no other issuances of Common Stock or securities convertible, exercisable or exchangeable for Common Stock, the percentage ownership of stockholders other than Mr. Charney, the investors and holders of outstanding warrants as described above would be reduced from 38.4% as of the closing of the issuance of shares to the investors on April 26, 2011 (or 45.7% as of April 25, 2011 prior to giving effect to such closing) to 18.4%.

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

10.1
Waiver to Credit Agreement, dated as of January 31, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 1, 2011).

10.2	Employment Agreement, dated February 7, 2011 by and between John Luttrell and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 3, 2011).

10.3
Fifth Amendment to Credit Agreement, dated as of February 18, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2011).

10.4
Voting Agreement, dated as of February 18, 2011, between Dov Charney, an individual, and Lion/Hollywood L.L.C., in its capacity as a lender under the Lion Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2011).

10.5	Employment Agreement, dated March 17, 2011 by and between Martin Staff and American Apparel, Inc (included as Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2011).

10.6	Purchase Agreement, dated as of March 24, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.1 of the Current Report on Form 8-K filed on March 28, 2011).

10.7
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011, issued to Lion/Hollywood L.L.C (included as Exhibit 10.2 of the Current Report on Form 8-K filed on March 28, 2011).

10.8
Amendment No. 1, dated March 24, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009 (included as Exhibit 10.3 of the Current Report on Form 8-K filed on March 28, 2011).

10.9
Form of Purchase and Investment Agreement, dated as of April 21, 2011, by and among American Apparel, Inc. and the purchasers signatory thereto (included as Exhibit 10.1 of the Current Report on Form 8-K filed on April 28, 2011).

10.1	Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.2 of the Current Report on Form 8-K/A filed on April 28, 2011).

10.11	Form of Voting Agreement, dated as of April 26, 2011, between Dov Charney and the other persons signatory thereto (included as Exhibit 10.3 of the Current Report on Form 8-K filed on April 28, 2011).

10.12
Waiver, Consent and Eighth Amendment to Credit Agreement, dated as of April 26, 2011, by and among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Facility Guarantors party thereto, Bank of America, N.A. and the lenders party thereto (included as Exhibit 10.4 of the Current Report on Form 8-K filed on April 28, 2011).

10.13
Waiver and Sixth Amendment to Credit Agreement, dated as of April 26, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.5 of the Current Report on Form 8-K filed on April 28, 2011).

10.14
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated April 26, 2011, issued to Lion/Hollywood L.L.C (included as Exhibit 10.6 of the Current Report on Form 8-K filed on April 28, 2011).

10.15
Amendment No. 1, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011(included as Exhibit 10.7 of the Current Report on Form 8-K filed on April 28, 2011).

10.16
Amendment No. 2, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009 (included as Exhibit 10.8 of the Current Report on Form 8-K filed on April 28, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release, dated April 1, 2011, of American Apparel, Inc (included as Exhibit 99.1 of the Current Report on Form 8-K filed on April 1, 2011).

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 10, 2011

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2011
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 10, 2011
John Luttrell