Form 10-K/A
period 2009-12-30
AMERICAN APPAREL, INC
filed 2011-05-17
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K/A
Amendment No. 5
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
Common stock, $0.0001 par value 98,547,932 shares issued (5,019,616 subject to vesting) on May 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates information by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders that was filed with the United States Securities and Exchange Commission (the "SEC") on October 15, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No.5 to our Annual Report on Form 10-K/A, including the documents incorporated by reference herein, contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K/A other than statements of historical fact are “forward-looking statements” for purposes of these provisions. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described in this Amendment No. 5 to our Annual Report on Form 10-K/A, those contained under the heading, "Risk Factors," contained in Item 1A of American Apparel, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 which was originally filed with the SEC on March 31, 2010, as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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

American Apparel, Inc.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

Reference is made to the Annual Report on Form 10-K for the year ended December 31, 2009 of American Apparel, Inc. and its subsidiaries (collectively, “the Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as amended by Amendments No. 1, 2, 3 and 4 thereto (collectively, the “Original Filing”).

This Amendment No. 5 is being filed (i) to add a new report on internal control over financial reporting at December 31, 2009 and a new audit report on the Company's consolidated financial statements as of and for the year ended December 31, 2009 (the “2009 financials”), issued by the Company's current auditors, Marcum LLP, and (ii) to remove the notation that the 2009 financials are unaudited.

This Amendment No. 5 also reflects changes to “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” to be consistent with the modifications made and reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011, as amended by Amendments No. 1 and 2 filed with the SEC. In addition, this Amendment No. 5 reflects changes to “Item 8. Financial Statements and Supplementary Data” only to the extent that they relate to events occurring subsequent to the Original Filing as reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010, as amended by Amendments No. 1, 2, 3 and 4 filed with the SEC. Except for the matters described above, the Original Filing has not been amended, updated or otherwise modified and continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment No. 5 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

The filing of this Amendment No. 5 is not an admission that the Form 10-K filed on March 31, 2010 or Amendment No. 1, 2, 3 or 4 thereto, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our current principal accounting officer are filed as exhibits to this Amendment.

PART II

Item 6.	Selected Financial Data
The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the year ended December 31, 2009 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2009 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2008 and 2007 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2008 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2006 and 2005 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2007, 2006 and 2005 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K/A.
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

	2008		2007		Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Selling	$168,516	30.9%	$115,602	29.9%	$52,914	45.8%
Warehouse and distribution	15,606	2.9%	10,663	2.8%	4,943	46.4%
General and administrative	74,235	13.6%	55,981	14.5%	18,254	32.6%
Total operating expenses	$258,357	47.4%	$182,246	47.1%	$76,111	41.8%
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
Cash Flow Overview
Year Ended December 31, 2009
For the year ended December 31, 2009, cash provided by operations was $45.2 million. This was a result of net income of $1.1 million, non-cash expenses of $47.3 million (primarily depreciation and amortization, stock-based compensation, deferred income taxes, deferred rent expense and bad debt recovery) an increase in accrued expenses and other liabilities of $13.9 million and a decrease in inventory of $9.5 million, offset by the decrease in accounts payable of $10.3 million and a decrease in income tax payable of $9.9 million. The decrease in inventory levels during 2009 included a reduction in raw material purchases and moderated production in order to maintain lower levels of inventory in response to the declining economic environment and a projected decrease in demand from wholesale customers.
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

Year Ended December 31, 2008
For the year ended December 31, 2008, cash provided by operations was $18.9 million. This was a result of income from operations before non-cash expenses (primarily depreciation and amortization, stock-based compensation, deferred income taxes, deferred rent expense and bad debt recovery) of $39.6 million, an increase in accounts payable and accrued expenses of $21.4 million and an increase in income taxes payable of $2.1 million, offset by the increase in inventory of $48.1 million, increase in trade and other receivables of $0.8 million and an increase in prepaid expenses and other current assets of $0.4 million. The increase in inventory levels during 2008 included raw material purchases and production of product to support our growth in the U.S. Wholesale segment and continued expansion of the retail business in U.S. Retail, Canada and International segments.

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

The following is an overview of our total debt as of December 31, 2009 (dollars in thousands):

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

American Apparel, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.
We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and its Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of material weaknesses.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 31, 2011, except for Note 22 which is May 16, 2011.

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

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$559,089	$544,062	$386,931
Cash paid to suppliers, employees and others	(488,858)	(501,469)	(373,653)
Income taxes paid	(16,901)	(11,351)	(3,247)
Interest paid, net of capitalized interest	(8,609)	(12,194)	(17,533)
Other	482	(162)	1,006
Net cash provided by (used in) operating activities	45,203	18,886	(6,496)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,889)	(66,365)	(21,137)
Purchase of net assets under business acquisition	—	(3,500)	(1,600)
Net cash used in investing activities	(20,889)	(69,865)	(22,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft from financial institution	1,307	(288)	(1,212)
(Repayment) borrowings under revolving credit facility, net	(43,590)	1,381	(2,659)
Deferred financing costs paid	(5,003)	(4,139)	(1,630)
Distribution to stockholders, net	—	—	(21,594)
Proceeds from exercise of warrants	—	65,619	1,200
Purchase of treasury stock	—	(10,044)	—
Repurchase of common stock for payment of payroll statutory tax withholding on stock-based compensation	—	(5,174)	—
Cash acquired in reverse Merger	—	—	123,000
Buy out of Sang Ho Lim	—	—	(67,903)
Payment of merger-related costs	—	—	(1,003)
Borrowings of subordinated notes payable to related party	4,000	2,500	4,732
Repayments under subordinated notes payable to related party	(3,250)	(4,580)	(7,164)
Borrowings under notes payable to unrelated parties	—	966	2,118
Repayment under notes payable to unrelated parties	—	(1,336)	(8,288)
Repayment of subordinated note payable to unrelated party	—	—	(14,201)
Borrowings under term loans and notes payable, net of $5,000 discount	75,074	—	51,386
Repayment of term loans and notes payable	(51,183)	—	(8,685)
Repayment of capital lease obligations	(2,826)	(3,734)	(3,567)
Net cash (used in) provided by financing activities	(25,471)	41,171	44,530
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,165)	1,884	215
NET (DECREASE) INCREASE IN CASH	(2,322)	(7,924)	15,512
CASH, beginning of period	11,368	19,292	3,780
CASH, end of period	$9,046	$11,368	$19,292
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows—(Continued)
(Amounts in Thousands)

	Years ended December 31,
	2009	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$1,112	$14,112	$15,478
Depreciation and amortization of property and equipment and other assets	28,151	20,844	13,306
Amortization of debt discount and deferred financing costs	7,713	1,030	583
Loss on disposal of property and equipment	246	—	—
Foreign currency transaction (gain) loss	(2,920)	621	(722)
Allowance for inventory shrinkage and obsolescence	1,184	1,731
Imputed interest on stockholder loans	—	—	577
Accrued interest – paid in kind	6,312	—	—
Retail store impairment charges	3,343	644	252
Stock-based compensation expense	525	12,625	—
Bad debt expense (recovery)	572	598	(313)
Deferred income taxes	(3,704)	(6,212)	(6,913)
Deferred rent	5,908	7,746	2,594
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(258)	(816)	(499)
Inventories	9,485	(48,092)	(21,621)
Prepaid expenses and other current assets	(4,874)	(376)	(2,298)
Other assets	(1,246)	(9,083)	(2,297)
Accounts payable	(10,297)	15,197	(16,893)
Accrued expenses and other liabilities	13,853	6,196	8,503
Income taxes receivable/payable	(9,902)	2,121	3,767
Net cash provided by (used in) operating activities	$45,203	$18,886	$(6,496)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$1,151	$1,092	$4,614
Property and equipment acquired and included in accounts payable	$764	$2,285	$1,058
Liabilities assumed under Endeavor Acquisition	$—	$—	$1,411
Reclassification of advances to stockholders	$—	$—	$553
Issuance of common stock	$525	$12,625	$—
Issuance of warrants to lender	$18,672	$1,021	$—
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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.
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
For the years ended December 31, 2009, 2008, and 2007 depreciation and amortization expense relating to property and equipment (including capitalized leases) was $28,151, $20,197 and $13,033, respectively. At December 31, 2009 and 2008, property and equipment includes $12,167 and $11,370, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2009 and 2008 was $11,639 and $6,921, respectively.
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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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

Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $5,054, $1,030 and $583 for the years ended December 31, 2009, 2008 and 2007, respectively, which is recorded to interest expense.

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

See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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

(b)
As of December 31, 2009, American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (collectively the “CI Companies”), wholly owned subsidiaries of the Company, had a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement"), that provided for borrowings up to C$11,000 due on demand with a fixed maturity date at December 30, 2012, bearing interest at the bank’s prime rate (2.25% at December 31, 2009) plus 2.00% per annum payable monthly. This line of credit is secured by moveable hypothecs, which provide for a charge on the CI Companies’ accounts receivable, inventory and certain other moveable assets and by certain sections the Bank Act of Canada on inventory. Available borrowing capacity at December 31, 2009 was C$11,000.

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

See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing, specifically on the conversion of these notes to equity.

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

See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on the conversion of these notes to equity.
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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.
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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.
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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

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

Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2009, 2008 and 2007 consist of the following:

	Years Ended December 31,
	2009	2008	2007
U.S. Wholesale
Wholesale	$118,241	$137,185	$125,609
Online consumer	23,280	25,483	18,869
Total	$141,521	$162,668	$144,478

U.S. Retail	$191,325	$168,653	$115,615

Canada
Wholesale	$11,442	$12,708	$11,335
Retail	55,971	52,872	30,068
Online consumer	1,570	1,700	1,004
Total	$68,983	$67,280	$42,407

International
Wholesale	$12,368	$14,510	$12,631
Retail	132,092	119,749	65,297
Online consumer	12,486	12,190	6,616
Total	$156,946	$146,449	$84,544

Consolidated
Wholesale	$142,051	$164,403	$149,575
Retail	379,388	341,274	210,980
Online consumer	37,336	39,373	26,489
Total	$558,775	$545,050	$387,044

Net sales by geographic location of customer:
United States	$332,846	$331,322	$260,093
Canada	68,983	67,280	42,407
Europe (excluding United Kingdom)	81,252	74,297	45,100
United Kingdom	34,214	35,653	17,647
Korea	9,443	10,453	9,186
Japan	14,122	14,909	9,840
Australia	9,105	5,901	420
Other foreign countries	8,810	5,235	2,351
Total Consolidated Net Sales	$558,775	$545,050	$387,044

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31:

	2009	2008
United States	$71,451	$79,286
Canada	8,767	7,251
Europe (excluding the United Kingdom)	9,987	12,682
United Kingdom	6,292	6,439
Korea	632	703
Japan	2,827	3,278
Australia	1,299	1,021
Other foreign countries	2055	1,748
Total consolidated long-lived assets	$103,310	$112,408

Identifiable assets by reportable segment:
US Wholesale	$134,038	$178,060
US Retail	92,555	98,947
Canada	29,981	17,112
International	71,005	39,490
Total	$327,579	$333,609
Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31:

	2009	2008
Total Assets	30.8%	15.1%
Total Liabilities	17.1%	14.5%

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
See Note 22 - Subsequent Events on relevant information occurring subsequent to the original filing.

22. Subsequent Events

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

On December 15, 2010, the Audit Committee of the Company received notice from Deloitte stating that Deloitte had concluded that Deloitte's report on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2009 (the "2009 financials"), including Deloitte’s report on internal control over financial reporting at December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (such reports, collectively, the “Deloitte Reports”), originally issued on March 31, 2010 (the "original issuance date") should not be relied upon or associated with the 2009 financials.

In connection with the Company's Annual Meeting of Stockholders held on December 10, 2010, the Audit Committee and management formally engaged Marcum LLP to reaudit the 2009 financials.

In connection with such reaudit, the Company has evaluated events that occurred subsequent to December 31, 2009 and through the date the financial statements were issued. ASC 855 distinguishes two types of subsequent events. The first type ("recognized subsequent events") consists of events or transactions that provide additional evidence about conditions existing as of December 31, 2009, but are unknown until a subsequent period. These financial statements reflect recognized subsequent events through March 31, 2010, the original issuance date. The second type ("nonrecognized subsequent events") consists of events that provide evidence about conditions that did not exist as of December 31, 2009, but arose before issuance of these financial statements. Recognized subsequent events result in adjustment to the financial statements. Nonrecognized subsequent events require entities to evaluate the completeness of their financial statement disclosures, but do not require adjustment to the financial statements. Management concluded that the items below required disclosure in these financial statements in addition to those already disclosed as nonrecognized subsequent events. Such evaluation of these nonrecognized subsequent events was made through May 16, 2011, the date these financial statements were reissued.

Going Concern, Liquidity and Management's Plan

As of March 31, 2011, the Company had approximately $6,214 (unaudited) in cash, $1,602 (unaudited) of availability for additional borrowings and $58,490 (unaudited) outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 10), $1,576 (unaudited) of availability for additional borrowings and $4,232 (unaudited) outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 10), and $82,336 (unaudited) (including paid-in-kind interest of $3,749 (unaudited) and net of discount $19,977 (unaudited)) of term loans outstanding under the Lion Credit Agreement (as defined in Note 11). As of April 30, 2011, the Company had approximately $8,000 (unaudited) of cash, approximately $8,900 (unaudited) of availability for additional borrowings and $46,100 (unaudited) outstanding on the credit facility under the BofA Credit Agreement and $1,400 (unaudited) of availability for additional borrowings and $4,000 (unaudited) outstanding on the credit facility under the Bank of Montreal Credit Agreement. As May 10, 2011, the Company had approximately $5,941 (unaudited) available for borrowing under the BofA Credit Agreement and $1,481 (unaudited) available under the Bank of Montreal Credit Agreement.

As more fully described below, on April 26, 2011 the Company sold 15,777 shares (unaudited) of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14,200 (unaudited), of which $5,000 (unaudited) went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares (unaudited) at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. This transaction improved the liquidity position of the Company by approximately $8,000 (unaudited).

The Company incurred a loss from operations of $13,091 (unaudited) for the three months ended March 31, 2011, compared to a loss from operations of $50,053 for the year ended December 31, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

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

The report of independent registered public accounting firm related to the Company's consolidated financial statements for the year ended December 31, 2010 contained a “going concern” explanatory paragraph that reads as follows:

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

Property and Equipment

The Company recorded an impairment charge relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail and International segments of $650 (unaudited) and $8,597 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, as a component of operating expenses to reduce the assets carrying value to their estimated fair value.

On January 11, 2011, the Company entered an agreement to sell and simultaneously lease back all of the Company's unencumbered manufacturing equipment, for a term of 48 months and an interest rate of 14.8%. The sale price of the manufacturing equipment was $3,100 (unaudited). The Company has an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310 (unaudited). The transaction is accounted for as a financing transaction and is recorded in the consolidated financial statements as a capital lease.

Revolving Credit Facilities and Current Portion of Long-Term Debt

At March 31, 2011 and December 31, 2010, the Company had $7,409 (unaudited) and $8,583, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at March 31, 2011 and December 31, 2010 was $1,602 (unaudited) and $4,915, respectively.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox, and the liability is therefore classified as a current liability in the consolidated balance sheets. Additionally, the BofA Credit Agreement and Lion Credit Agreement contain cross-default provisions, whereby an event of default occurring under one of the credit agreements would cause an event of default under the other credit agreement.

On April 26, 2011, the Company entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish its 2010 audited financial statements without a “going concern” or like qualification. The amendment also required the Company to, among other things, i) receive new equity contribution in excess of $10,500(unaudited); ii) revises the financial covenant requiring minimum excess availability to increase the required excess availability by $5,000 (unaudited) to an amount not less than the greater of $12,500 (unaudited) and 15% of the lesser of the borrowing base and the revolving credit ceiling; and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment. As of April 26, 2011, the Company is in compliance with the terms of the BofA Credit Agreement.

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

Additionally, the Lion Credit Agreement contains cross-default provisions with the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Bank of Montreal Credit Agreement would cause an event of default under the Lion Credit Agreement.

Long-Term Debt

Significant covenants in the Lion Credit Agreement include annual limitation of the Company's capital expenditures to $27,500 for fiscal 2011. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments as described below.

On June 23, 2010, the Company entered into an amendment to the Lion Credit Agreement, which among other things, (i) replaced the Total Debt to Consolidated EBITDA financial covenant with a minimum Consolidated EBITDA financial covenant, tested on a monthly basis, and (ii) increased the interest rate payable under the Lion Credit Agreement from 15% to 17% per annum for the period from June 21, 2010 through the date that the Company delivers financial statements to Lion for the three months ended September 30, 2010, and thereafter from the time financial statements for any Fiscal Quarters (as defined in the Lion Credit Agreement) demonstrate that the ratio of Total Debt to Consolidated EBITDA as at the end of such Fiscal Quarter exceeds certain specified ratios until the Company delivers financial statements to Lion for the next Fiscal Quarter.

On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, and (iii) increased the interest rate payable from 17% to 18% if the total debt to Consolidated EBITDA ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. As of March 31, 2011, the Company did not meet these ratios and the interest rate increased from 17% to 18%. The amendment also required that the Lion Warrant be amended. In connection with the amendment, the Company paid Lion a fee of $994, which was recorded as a loss on extinguishment of debt as described below.

In accordance with ASC 470, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a loss of $3,114 (unaudited) on extinguishment of existing debt. This loss on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $92,627 (unaudited) (which includes principal, paid-in-kind interest, original fair value of Lion Warrant originally recorded in equity, unamortized discount and unamortized deferred financing cost) and the fair value of the modified debt of $95,741 (unaudited) (which includes fair value of modified debt, fair value of modified Lion Warrant and amendment related fees). The variance between the carrying net amount of the existing debt of $99,394 (unaudited) and the fair value of the modified debt of $78,587 (unaudited) was recorded as a discount to the modified debt and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement.

The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.

On April 26, 2011, the Company entered into a waiver agreement and an amendment under the Lion Credit Agreement, which, among other things, (i) waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification and (ii) required the Company to take certain measures to prevent the dilution of Lion's existing Warrant. As of May 10, 2011, the Company is in compliance with the covenants under the Lion Credit Agreement (unaudited).

Subordinated Notes Payable to Related Party

On March 24, 2011, the Company and its CEO, Mr. Charney, entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,801 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2,000 (unaudited) in cash and (ii) the cancellation of three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate book value of approximately $4,700 (unaudited), including principal and accrued and unpaid interest outstanding in exchange for an issuance by the Company of an aggregate of 4,223 shares of the Company's Common Stock at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of Common Stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company, as defined in the purchase agreement.

Income Taxes
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the three months ended March 31, 2011. Based primarily upon recent history of cumulative losses, the Company determined that it is more likely than not that it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partially in certain foreign jurisdictions is required. At December 31, 2010, the Company had recorded valuation allowances against its deferred tax assets in the amount of $51,979.

Share-Based Compensation and Warrants

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

For the three months ended March 31, 2011, a $75 (unaudited) cash award was paid to five non-employee directors in lieu of the annual stock grant and is reflected in operating expenses in the consolidated statements of operations.

Stock Options and Awards to Employees

On February 16, 2010, Compensation Committee awarded 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions), having an aggregate value of $1,400, to eligible employees in all operating segments of the Company. Charges for the award are included in cost of sales and in operating expenses in the statement of operations for the three months ended March 31, 2010. Of the $1,400, approximately $500 was withheld for the payment of employee tax withholding and employee portion of payroll taxes and 303 shares with an aggregate value of $851 were issued to employees. Cash in the amount of $50 was paid to employees in lieu of the issuance of shares in certain foreign jurisdictions including Japan, Korea, Israel and Sweden where local regulations made it impracticable to award shares to employees. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.

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

On November 26, 2010, the Board of Directors of the Company approved the grant of 6,533 restricted shares of Common Stock, representing approximately 8.6% of the outstanding shares of Common Stock, to executive and non-executive management employees and certain consultants to the Company. With respect to each award of restricted shares of Common Stock, 20% of the shares vested upon grant and 20% of the shares will vest on each of the four anniversaries following the grant date. The Company paid the withholding and payroll taxes due with respect to the vested portion of the share grants on behalf of the employees that received the grants, and recognized compensation expense in the fourth quarter of 2010 of approximately $3,600 related to the grants, of which $2,093 related to stock compensation and $1,500 related to payroll taxes. Charges for the pro rata vesting are included in the cost of sales and operating expenses in the consolidated statement of operations. The value of the stock award was determined based upon the November 26, 2010 closing price per share of $1.53.

On February 3, 2011, the Board of Directors approved the grant of 700 stock options (unaudited) and 350 restricted shares (unaudited) to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell"). There is a mutual agreement between Mr. Luttrell and the Company that these shares and stock options will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2014. The options expire on the tenth anniversary of issuance.

On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 (unaudited) to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years. There is a mutual agreement between Mr. Staff and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The restricted shares will vest in full on March 21 in the year following the year such shares are granted.

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

As of March 31, 2011 and December 31, 2010, the value of the SOF Warrant was estimated to be $303 (unaudited) and $993, respectively, and was recorded in the consolidated balance sheet. The calculation was based on a contractual remaining term of 2.75 years, interest rate of 0.80%, volatility of 105.2% and no dividends.

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

On March 24, 2011, in connection with the sale of common stock to the Company's CEO, Dov Charney, and in accordance with the amendment to the Lion Credit Agreement, the Company issued Lion a new warrant expiring in 2018 to purchase an aggregate of 760 shares of common stock (unaudited) at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. Upon the issuance of the New Lion Warrant, the fair value of the warrant of approximately $800 (unaudited) was recorded as a liability in accordance with ASC 815.

As of March 31, 2011, the value of the Lion Warrants was estimated to be $14,750 (unaudited) and was recorded as a liability in the consolidated balance sheet using the Binomial Lattice option valuation model.

On April 26, 2011, in connection with the sale of Common Stock to a group of investors as described below, the Company entered into a waiver agreement and an amendment to the Lion Credit Agreement which (i) extended the period of the prior amendment, whereby the exercise price may be adjusted or new warrants are required to be issued in certain events, from 180 days to 365 days and reduced the exercise price of such new warrants from $1.11 to the lessor of $0.90 and the lowest issued price in the stock issuance or debt for equity exchange or conversion, as applicable, (ii) requires additional new warrants and adjustments in the exercise price for certain stock issuances or debt for equity conversions or exchanges at less than $1.00 per share after 365 days and prior to repayment of obligation under the Lion Credit Agreement, (iii) reduced the exercise price of the existing warrants from $1.11 to $1.00 per share as a result of the transaction under the April 26, 2011 purchase agreement with the investors and (iv) required the Company to issue to Lion a new warrant to purchase an aggregate of 3,063 shares (unaudited) of common stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and Lion Credit Agreement.

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

Sale of Common Stock to the Company's CEO

On March 24, 2011, the Company entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased an aggregate of 1,802 shares (unaudited) of the Company's Common Stock at a price of $1.11 per share for approximately $2,000 (unaudited) and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4,700 (unaudited) book value , were canceled in exchange for an issuance of an aggregate balance of 4,223 shares of the Company's Common Stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of Common Stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company.

Sale of Common Stock to a Group of Investors

On April 26, 2011 the Company entered into a purchase and investment agreement with a group of investors and sold approximately 15,777 shares (unaudited) of Common Stock at a price of $0.90 per share for the aggregate cash purchase price of approximately $14,200 (unaudited). The agreement gives the investors the right to purchase up to an aggregate of approximately 27,433 additional shares (unaudited) of Common Stock at that price for a 180-day period, in each case subject to certain topping up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to the one-year anniversary of the closing date of the transaction, as described in the purchase and investment agreement.

The investors were also granted one demand registration right with respect to the purchased shares and one additional demand registration right if their right to purchase additional shares is exercised, in each case exercisable after the four-month anniversary of the closing date of the transaction.

In connection with the purchase agreement with the group of investors on April 26, 2011, the Company, entered into a purchase agreement with Mr. Charney, which among other things (i) allows Mr. Charney to purchase from the Company 778 shares (unaudited) of Common Stock at $0.90 per share, (ii) the Company grants to Mr. Charney a right to purchase up to 1,556 additional shares of Common Stock on substantially the same terms as purchase agreement with the group of investors dated April 26, 2011 and (iii) as a condition to the investors purchasing the shares, the Company provides Mr. Charney with certain anti-dilution rights. The anti-dilution rights provide that the Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 38,000 shares (unaudited) of Common Stock comprised of (i) up to approximately 12,700 shares (unaudited) of Common Stock as anti-dilution protection with respect to the initial purchase of shares by the group of investors per the agreement dated April 26, 2011, and (ii) in proportion to the exercise of the purchase right by the same group of investors, an additional up to approximately 25,300 shares (unaudited) of Common Stock as anti-dilution protection. Any shares issued to Mr. Dov Charney related to anti-dilution rights will be compensatory on date issued.

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

A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of March 31, 2011 are as follows (unaudited):

SOF Warrant	1,000
Lion Warrant	16,760
Stock issuance to Investors on April 26, 2011	15,800
Purchase Option - Investors	27,400
Lion Warrant - Issued April 26, 2011	3,200
Contingent Shares - Mr. Charney	2,111
Purchase Option - Mr. Charney	2,334
Employee Options & Restricted Shares	4,467
Contingent Shares Issuable to Mr. Charney in connection with April 26, 2011 purchase agreement	38,000
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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has accrued an estimate for this loss contingency in its consolidated balance sheets as of December 31, 2010 and March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida (the case described below) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its consolidated balance sheets as of December 31, 2010 and March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) in an effort to reach a global settlement of all claims asserted in both of these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its consolidated balance sheets as of December 31, 2010 and March 31, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and the members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. The Company believes that each of the above described actions are covered by insurance, subject to a deductible, and is awaiting confirmation of coverage from its carriers. The Company does not believe that any of these claims will exceed the amount of the Company's available insurance, although the views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course.

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

To the Audit Committee of the
Board of Directors and Stockholders
of American Apparel, Inc.

We have audited American Apparel, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Report on Internal Control Over financial Reporting”:

Material weakness related to the control environment. The Company did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment; (i) a sufficient number of adequately trained accounting personnel in its foreign subsidiaries with appropriate expertise in GAAP, (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in the Company's consolidated financial statements and (iii) a process to adequately capture and communicate relevant changes in contractual arrangements that have a financial impact.

Material weakness related to financial closing and reporting process. The Company did not perform adequate independent reviews and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts. Specifically related to inventory, it was determined that certain merchandise inventory costs were not accurately analyzed and recorded by the Company's foreign subsidiaries resulting in a material reduction in inventory and an increase in cost of sales. Deficiencies were also noted in (i) the Company's inventory costing related to its retail segment that was offset by adjustments in transfer pricing, (ii) the Company's identification and evaluation of manufacturing variances resulting from out-of-date standard costs and recent changes in the manufacturing process and (iii) the timely completion of the Company's evaluation of excess and obsolete inventory.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's fiscal December 31, 2009 consolidated financial statements and financial statement schedule, and this report does not affect our report thereon dated March 31, 2011, except for Note 22 which is May 16, 2011.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows and the related financial statement schedule for the years ended December 31, 2009, 2008 and 2007 of the Company and our report dated March 31, 2011, except for Note 22 which is May 16, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 31, 2011

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

AMERICAN APPAREL, INC.

May 16, 2011	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)