Form 10-K/A
period 2010-12-31
AMERICAN APPAREL, INC
filed 2011-05-17
CIK 1336545

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

The number of shares of the registrant’s common stock outstanding as of May 16, 2011 was 98,547,932 (5,019,616 subject to vesting).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Apparel, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 and was amended by Amendment No. 1 filed with the SEC on May 2, 2011 (“Amendment No. 1”), and Amendment No. 2 filed with the SEC on May 3, 2011 (“Amendment No. 2”). This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) is filed for the purpose of consolidating changes made by Amendment No. 1 and Amendment No. 2 into one filing, correcting a typographical error in one of the certifications thereto and making certain changes to conform to the Company’s Preliminary Proxy Statement filed with the SEC on May 16, 2011. Capitalized terms used but not otherwise defined in this Amendment No. 3 have the meanings given in the Original Filing. Except as expressly set forth in Amendment No. 1, Amendment No. 2 and this Amendment No. 3, the Original Filing has not been amended, updated or otherwise modified.

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

Class B Directors (Terms Expire at the 2012 Annual Meeting of Stockholders)

Adrian Kowalewski became a director of American Apparel upon consummation of the Acquisition (as defined below) on December 12, 2007. Mr. Kowalewski was appointed Executive Vice President, Corporate Strategy in February 2011. From December 2008 to February 2011, Mr. Kowalewski served as Executive Vice President and Chief Financial Officer of the Company. From June 2006 to December 2008, he served as the Director, Corporate Finance and Development of American Apparel and its predecessor companies. From July 2003 to July 2004, he worked for Houlihan Lokey Howard & Zukin, where he participated in financial restructurings and mergers and acquisitions. From July 1999 to June 2002, Mr. Kowalewski worked in the Mergers & Acquisitions Group of CIBC World Markets in New York and London. Mr. Kowalewski also worked at Lazard Fréres & Co. Mr. Kowalewski holds an A.B. with honors from Harvard University, and an M.B.A. from the University of Chicago. The Nominating and Corporate Governance Committee and the Board of Directors believes that Mr. Kowalewski’s prior experience in investment banking and his experience in financial management, combined with the leadership skills and experiences of our other Board members, provides the Company with the perspectives and judgment necessary to guide the Company’s strategy and monitor execution.

Class C Directors (Terms Expire at the 2013 Annual Meeting of Stockholders)

Dov Charney has served as Chairman of the Board, Chief Executive Officer and a director of American Apparel since the consummation of the Acquisition on December 12, 2007, and served as President of American Apparel from December 2007 until October 2010. Prior to the Acquisition, Mr. Charney served as founder, director, chief executive officer and president of American Apparel’s predecessor companies since their formation in Columbia, South Carolina, in 1989. Mr. Charney is a graduate of Choate Rosemary Hall and attended Tufts University. Having founded Old American Apparel and its predecessor companies and having served as the Chairman and Chief Executive Officer of the Company since 2007 and as President of the Company from 2007 until October 2010, Mr. Charney provides our Board with an informed perspective on the Company and the apparel industry. Pursuant to the Investment Voting Agreement (described under “Certain Relationships and Related Transactions” herein), for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of Common Stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board of Directors, provided that Lion’s obligation to so vote terminates under certain circumstances as described under “Certain Relationships and Related Transactions” herein.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this Compensation Committee Report, each of whom is independent as defined by NYSE Amex listing standards.

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

	Beneficial Ownership of Common Stock
Name of Beneficial Owner(1)(8)	Number	Percent of Class

Dov Charney(2)	44,923,088	54.3%
Lion/Hollywood LLC(3) c/o Lion Capital (Americas)Inc. 888 Seventh Avenue New York, New York 10019	16,759,809	16.8%
Thomas M. Casey	250,000	*
John J. Luttrell	—	*
Martin Bailey	1,666,667	2.0%
Martin Staff	—	*
Adrian Kowalewski	1,333,333	1.6%
Glenn A. Weinman	81,667	*
Robert Greene(4)	63,758	*
Allan Mayer(4)(5)	62,758	*
Mark Samson(4)	61,758	*
Mark A. Thornton(4)(6)	58,758	*

All directors, executive officers and Lion/Hollywood LLC as a group (12 persons)(7)	65,261,596	78.8%

*	Less than 1.0%.
(1)	This table is based upon 82,771,426 shares of Common Stock outstanding as of April 25, 2011 and upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in schedules filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is c/o American Apparel, Inc., 747 Warehouse Street, Los Angeles, California 90021.
(2)	A total of 37,258,065 of these shares are subject to a lock-up agreement and cannot be sold, subject to certain exceptions, without the Company’s consent, until the expiration of the restricted period under the lock-up agreement (as extended by a separate agreement entered into in March 2009) in December 2013 (which period may be shortened to December 2010 upon the occurrence of certain events). See “Certain Relationships and Related Transactions” below for further description of the lock-up agreement.
(3)	Pursuant to Rule 13d-3 under the Exchange Act, Lion may be deemed to beneficially own 16,759,809 shares of Common Stock, 16,000,000 of which are subject to issuance upon exercise of the 2009 Lion Warrant (as defined below) (which is exercisable by Lion at any time during its term) and 759,809 of which are subject to issuance upon exercise of the March 2011 Lion Warrant (as defined below) (which is exercisable by Lion at any time during its term). See “Certain Relationships and Related Transactions” below for further description of the 2009 Lion Warrant and the March 2011 Lion Warrant. The information provided is based on a Schedule 13D/A filed by Lion with the SEC on March 24, 2011, and does not include Lion’s beneficial ownership of an additional 3,063,101 shares of Common Stock subject to issuance upon exercise of the April 2011 Lion Warrant (which is exercisable by Lion at any time during its term, subject to cash settlement in certain cases) issued on April 26, 2011 in connection with the issuance of shares of Common Stock to the Purchasers under the Investor Purchase Agreement. Taking into account the April 2011 Lion Warrant and issuance of shares to the Purchasers on April 26, 2011, Lion may be deemed to beneficially own 19,822,910 shares, or 16.8%, of the outstanding Common Stock, based on a Schedule 13D/A filed by Lion with the SEC on April 28, 2011. See “Certain Relationships and Related Transactions” below for further description of the April 2011 Lion Warrant.
(4)	Includes 4,808 shares granted to each independent non-employee director on April 17, 2008, 35,211 shares granted to each independent non-employee director on January 12, 2009, and 21,739 shares granted to each independent non-employee director on January 19, 2010, as described under “Director Compensation—Fiscal 2010” above. Messrs. Capps, Lea and Richardson agreed to forgo receipt of the 2010 annual grants of Common Stock.
(5)	1,000 shares are held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is Trustee.
(6)	21,739 shares are held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole stockholder.
(7)	Includes (i) 48,290,806 shares owned by our current directors and executive officers; (ii) 1,000 shares held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is trustee, (iii) 21,739 shares held by Endless Bliss Inc. of which Mr. Thornton is the President, Chief Executive Officer and sole stockholder; (iv) 250,000 shares subject to issuance upon exercise of vested options held by Mr. Casey; and (v) 16,759,809 shares subject to issuance upon exercise of the 2009 Lion Warrant and the March 2011 Lion Warrant (which are both exercisable by Lion at any time during their terms), but does not include 3,063,101 shares of Common Stock issuable upon exercise of the April 2011 Lion Warrant which was issued on April 26, 2011.
(8)	If a person has the right to acquire shares of common stock subject to options and other convertible or exercisable securities, such as warrants, within 60 days of April 25, 2011, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options and warrants may be acquired within 60 days of April 25, 2011 and are included in the table above: Tom Casey (250,000 shares issuable upon the exercise of vested options) and Lion (16,759,809 shares issuable upon exercise of the 2009 Lion Warrant and the March 2011 Lion Warrant, but not including 3,063,101 shares of Common Stock issuable upon exercise of the April 2011 Lion Warrant which was issued on April 26, 2011). The table above also does not reflect the issuances of shares of Common Stock or the grant of purchase rights for Common Stock pursuant to the Investor Purchase Agreement, which transactions occurred on April 26, 2011. In addition, for stock awards granted to our executive officers, the total number of shares of common stock granted have been included in the table above even though those stock awards may be subject to vesting. For more information, see “Stock Options and Other Equity Awards—Outstanding Equity Awards at Fiscal Year-End” contained herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

21.1	List of Subsidiaries (Included as Exhibit 21.1 of Amendment No. 1 to the 2010 Annual Report on Form 10-K/A (File No. 001-32697) filed May 2, 2011 and incorporated by reference herein)

23.1	Consent of Marcum LLP (Included as Exhibit 23.1 of Amendment No. 1 to the 2010 Annual Report on Form 10-K/A (File No. 001-32697) filed May 2, 2011 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.
(Registrant)

May 17, 2011	/s/ John Luttrell
John Luttrell
Chief Financial Officer
(Principal Accounting Officer)