Form 10-Q
period 2011-06-30
AMERICAN APPAREL, INC
filed 2011-08-09
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Common stock, $0.0001 par value 108,486,961 shares issued (5,164,798 subject to vesting) on August 8, 2011.

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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, and retailing;

•	risks that our suppliers may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	disruptions due to severe weather or climate change;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

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

•
the risk that information technology systems changes may disrupt our supply chain, operations and our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•	litigation and other inquiries and investigations, including the risk that we will not be successful in defending any proceedings, lawsuits, disputes, claims or audits;

•	ability to effectively manage inventory and inventory reserves;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company; and

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART I-FINANCIAL INFORMATION
Item 1.    Financial Statements
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2011
	(unaudited)	December 31, 2010*
ASSETS
CURRENT ASSETS
Cash	$6,881	$7,656
Trade accounts receivable, net of allowances of $2,692 and $2,630 at June 30, 2011 and December 31, 2010, respectively	17,397	16,688
Prepaid expenses and other current assets	6,940	9,401
Income taxes receivable and prepaid income taxes	6,141	4,114
Inventories, net	192,589	178,052
Deferred income taxes, net of valuation allowance of $9,682 and $9,661 at June 30, 2011 and December 31, 2010, respectively	513	626
Total current assets	230,461	216,537
PROPERTY AND EQUIPMENT, net	77,067	85,400
DEFERRED INCOME TAXES, net of valuation allowance of $42,665 and $42,318 at June 30, 2011 and December 31, 2010, respectively	1,298	1,695
OTHER ASSETS, net	22,837	24,318
TOTAL ASSETS	$331,663	$327,950
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$1,180	$3,328
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $16,012 at December 31, 2010	56,546	138,478
Accounts payable	40,438	31,534
Accrued expenses and other current liabilities	38,289	39,028
Fair value of warrants and purchase rights	19,507	993
Income taxes payable	519	230
Current portion of capital lease obligations	1,243	560
Total current liabilities	157,722	214,151
LONG-TERM DEBT, net of unamortized discount of $23,241 at June 30, 2011	84,175	444
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	—	4,611
CAPITAL LEASE OBLIGATIONS, net of current portion	2,308	542
DEFERRED TAX LIABILITY	270	260
DEFERRED RENT	23,877	24,924
OTHER LONG-TERM LIABILITIES	11,058	7,994
TOTAL LIABILITIES	279,410	252,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares (120,000 shares at December 31, 2010); 99,219 shares issued and 94,054 shares outstanding at June 30, 2011 and 79,192 shares issued and 73,838 shares outstanding at December 31, 2010	10	8
Additional paid-in capital	150,652	153,881
Accumulated other comprehensive loss	(1,754)	(3,168)
Accumulated deficit	(94,498)	(73,540)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	52,253	75,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,663	$327,950
* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$132,804	$132,733	$248,871	$254,547
Cost of sales	60,378	64,248	112,807	124,922
Gross profit	72,426	68,485	136,064	129,625
Selling expenses	50,278	51,877	100,252	104,274
General and administrative expenses (including related party charges of $206 and $212 for the three months ended June 30, 2011 and 2010, respectively, and $431 and $437 for the six months ended June 30, 2011 and 2010, respectively)	26,370	23,762	52,474	49,871
Retail store impairment	1,002	1,407	1,652	5,598
Loss from operations	(5,224)	(8,561)	(18,314)	(30,118)
Interest expense (including related party interest expense of $0 and $67 for the three months ended June 30, 2011 and 2010, respectively, and $64 and $132 for the six months ended June 30, 2011 and 2010, respectively)	7,752	5,682	14,883	10,728
Foreign currency transaction (gain) loss	(263)	1,927	(1,074)	2,684
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(13,000)	1,034	(15,100)	1,034
Loss on extinguishment of debt	—	—	3,114	—
Other income expense	(20)	(355)	(55)	(201)
Income (loss) before income taxes	307	(16,849)	(20,082)	(44,363)
Income tax provision (benefit)	520	(2,171)	876	13,158
Net loss	$(213)	$(14,678)	$(20,958)	$(57,521)
Basic and diluted loss per share	$—	$(0.21)	$(0.26)	$(0.81)
Weighted average basic and diluted shares outstanding	89,111	71,447	81,668	71,358
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$248,714	$249,838
Cash paid to suppliers, employees and others	(252,752)	(265,567)
Income taxes paid	(2,030)	(4,527)
Interest paid	(2,550)	(3,684)
Other	125	218
Net cash used in operating activities	(8,493)	(23,722)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(4,727)	(7,258)
Proceeds from sale of fixed assets	68	39
Net cash used in investing activities	(4,659)	(7,219)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash overdraft	(2,148)	(2,338)
(Repayments) borrowings under revolving credit facilities, net	(836)	34,973
Net proceeds from issuance of common stock and purchase rights	14,418	—
Payment of debt issuance costs	(1,213)	—
Repurchase of common stock for payment of payroll tax withholding on stock-based compensation	—	(592)
Proceeds from term loans and notes payable	(7)	—
Proceeds from capital lease obligations	3,100	—
Repayment of capital lease obligations	(651)	(1,035)
Net cash provided by financing activities	12,663	31,008
EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(286)	(1,045)
NET DECREASE IN CASH	(775)	(978)
CASH, beginning of period	7,656	9,046
CASH, end of period	$6,881	$8,068
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(20,958)	$(57,521)
Depreciation and amortization of property and equipment and intangibles	12,983	14,415
Amortization of debt discount and deferred financing costs	3,564	2,939
Foreign exchange transaction (gain) loss	(1,074)	2,684
Stock based compensation expense	2,445	1,763
Accrued interest paid-in-kind	8,781	3,263
Allowance for inventory shrinkage and obsolescence	(75)	1,397
Change in fair value of warrant liability	(15,100)	1,034
Loss on extinguishment of debt	3,114	—
Retail store impairment	1,652	5,598
Deferred income taxes	608	13,670
Gain on disposal of property and equipment	71	16
Bad debt expense	343	242
Deferred rent	(1,378)	1,835
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(501)	(4,951)
Inventories	(12,294)	(15,450)
Prepaid expenses and other current assets	2,282	3,051
Other assets	(1,439)	(1,270)
Accounts payable	9,606	3,388
Accrued expenses and other liabilities	639	(1,005)
Income taxes receivable/payable	(1,762)	1,180
Net cash used in operating activities	$(8,493)	$(23,722)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$4,688	$—
Property and equipment acquired and included in accounts payable	$375	$506
Reclassification of Lion Warrant from equity to debt	$11,339	$—
Issuance of warrants at fair value	$5,036	$—
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2011, the Company operated a total of 254 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management's Plan

As of June 30, 2011, the Company had approximately $6,881 in cash, $1,321 of availability for additional borrowings and $52,371 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7), $1,418 of availability for additional borrowings and $4,097 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7), and $83,771 (including paid-in-kind interest of $7,576 and net of discount $23,241) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8). As of July 31, 2011, the Company had approximately $7,812 of availability for additional borrowings and $46,012 outstanding on the credit facility under the BofA Credit Agreement and $1,545 of availability for additional borrowings and $3,627 outstanding on the credit facility under the Bank of Montreal Credit Agreement.

During the six months ended June 30, 2011, and as more fully described in Notes 10 and 13, the Company sold 17,578 shares of its Common Stock and received aggregate cash proceeds, net of transaction costs, of $14,418. The proceeds received were as follows:
- On April 26, 2011 the Company sold 15,777 shares of Common Stock to a group of investors ( the "Investors") , at a price of $0.90 per share, and purchase rights to acquire up to an aggregate of 27,434 additional shares of common stock at $0.90 per share, for the aggregate proceeds, net of transaction costs, of $12,416.
- On March 24, 2011, the Company sold 1,801 shares of Common Stock at a price of $1.11 per share, to Dov Charney ("Mr. Charney"), Chairman and CEO of the Company, for aggregate proceeds, net, of $2,000.
After these transactions, and a mandatory increase in lender reserve of $5,000 under the Company's BofA Credit Agreement on April 26, 2011 as described in Note 7, the Company had $9,416 available for its liquidity requirements.

On July 7, 2011, the Investors exercised their purchase rights to purchase an additional 6,667 shares of the Company's Common Stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of Common Stock for $0.90 per share, and the Investors exercised additional rights to purchase 1,740 shares of Common Stock for $0.90 per share. These transactions resulted in $8,266 in aggregate proceeds and additional liquidity for the Company.

The Company incurred a loss from operations of $18,314 for the six months ended June 30, 2011, compared to a loss from operations of $30,118 for the six months ended June 30, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the Company's logistics operations; merchandise price rationalization in the Company's wholesale and retail channels; renegotiating the terms of a number of the Company's retail real estate leases, including store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although management's plan reflects improvements in these trends, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful. The Company continues to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance the Company will be successful in those efforts.

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

Certain reclassifications have been made to the accompanying 2010 condensed consolidated financial statements to conform them to the 2011 presentation.

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
A reconciliation of comprehensive loss for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(213)	$(14,678)	$(20,958)	$(57,521)
Foreign currency translation adjustments	211	(834)	1,414	(1,214)
Comprehensive loss	$(2)	$(15,512)	$(19,544)	$(58,735)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its cash risk by investing through major financial institutions. The Company had approximately $6,009 and $7,038 held in foreign banks at June 30, 2011, and December 31, 2010, respectively.

The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer accounted for 17.1% and 24.3% of the Company's total trade accounts receivable as of June 30, 2011 and December 31, 2010, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that are identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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
The Company enters into forward contracts from time-to-time to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At June 30, 2011, the Company held no forward exchange contracts. For the six months ended June 30, 2011, losses of $33, and for the three and six months ended June 30, 2010, a gain of $58 and a loss of $10, respectively, were recorded in the accompanying condensed consolidated statements of operations.
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
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the six months ended June 30, 2011. Based upon recent history of cumulative losses, the Company has concluded, it is more likely than not that it will not realize benefits from the deferred tax assets in certain jurisdictions. As such, the Company will not record income tax benefits associated with its losses until it determines that it is more likely than not it will generate sufficient taxable income in the respective jurisdictions to realize the benefit from recording deferred income tax assets. As a result of the aforementioned analysis, the Company determined that a full valuation allowance against net deferred tax assets in certain jurisdictions is required. At June 30, 2011, the Company had recorded valuation allowances against its deferred tax assets in the amount of $52,347.
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
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") ASC 740—“Income Taxes”, and gross unrecognized tax benefits at June 30, 2011 and December 31, 2010 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term note, warrants and purchase rights. The fair value of cash, accounts receivable, accounts payable, and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis (see Note 9). The fair value of each warrant is estimated using the Binomial Lattice option valuation model and each purchase right using the Monte Carlo simulation valuation model (see Note 13).
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
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test. The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. No triggering events occurred during the three and six months ended June 30, 2011 and therefore an impairment test was not performed.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments. Accordingly, the Company performed a recoverability test and an impairment test on these stores and determined, based on the results of an undiscounted cash flow and discounted cash flow analysis (level 3 in the fair value hierarchy), impairment adjustments were required, and are included in the accompanying condensed consolidated statement of operations (see Note 5).

Note 4. Inventories
The components of inventories are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$15,930	$18,461
Work in process	1,196	1,125
Finished goods	181,235	164,319
	198,361	183,905
Less reserve for inventory shrinkage and obsolescence	(5,772)	(5,853)
Total, net of reserves	$192,589	$178,052
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and six months ended June 30, 2011 and 2010, no supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for such identified excess and slow-moving inventories. At June 30, 2011 and December 31, 2010, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $3,876 and $3,869, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company has a reserve for inventory shrinkage in the amount of $1,896 and $1,984 at June 30, 2011 and December 31, 2010, respectively.

Note 5. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2011	December 31, 2010
Machinery and equipment	$47,761	$46,755
Furniture and fixtures	39,328	38,515
Computers and software	29,694	28,133
Automobiles and light trucks	1,105	1,173
Leasehold improvements	83,373	86,572
Buildings	599	585
Construction in progress	5	584
	201,865	202,317
Less accumulated depreciation and amortization	(124,798)	(116,917)
Total	$77,067	$85,400

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
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and six months ended June 30, 2011, depreciation and amortization was $6,349 and 12,983, respectively, and $7,299 and $14,415, respectively, for the three and six months ended June 30, 2010.
The Company identified indicators of impairment at certain retail stores within its U.S. Retail and International segments, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. The Company performed a recoverability test and an impairment test on these stores. The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. Based upon the results of the discounted cash flow analysis (level 3 in the fair value hierarchy), the Company recorded an impairment charge relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail and International segments of $1,002 and $1,652 for the three and six months ended June 30, 2011, respectively. The Company recorded impairment charges of $1,407 and $5,598 for the three and six months ended June 30, 2010, respectively.
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

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2011	December 31, 2010
Compensation and related taxes	$8,041	$7,586
Workers' compensation and other self-insurance reserves (Note 15)	5,188	4,261
Sales, value and property taxes	2,233	2,570
Gift cards and store credits	5,053	4,927
ICE inspection-related workers' compensation claims (see Note 14 and Note 15)	1,205	1,443
Loss contingencies	2,275	2,200
Accrued vacation	813	1,937
Other	13,481	14,104
Total accrued expenses	$38,289	$39,028

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Revolving credit facility, maturing July 2012 (a)	$52,371	$53,414
Revolving credit facility (Canada), maturing December 2012 (b)	4,097	3,799
Current portion of long-term debt (Note 8)	78	81,265
Total revolving credit facilities and current portion of long-term debt	$56,546	$138,478

The Company incurred interest charges of $7,752 and $14,883 for the three and six months ended June 30, 2011,

respectively, and $5,682 and $10,728 for the three and six months ended June 30, 2010, respectively, for all outstanding borrowings.

(a)
The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and such credit facility, the “BofA Credit Agreement”), subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement expires on July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by BofA, and are collateralized by substantially all of the Company's U.S. assets and shares in its foreign subsidiaries.

Interest under the BofA Credit Agreement is at the 3 month London Interbank Offered Rate (“LIBOR”) (0.24% at June 30, 2011) plus 4.5% or BofA's prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.25% at June 30, 2011) plus 2.5%, at the Company's option. At June 30, 2011 and December 31, 2010, the Company had $7,409 and $8,583, respectively, of outstanding letters of credit secured against the BofA Credit Agreement. Available borrowing capacity at June 30, 2011 and December 31, 2010 was $1,321 and $4,915, respectively.
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
As of June 30, 2011, the Company was in compliance with all financial covenants of the BofA Credit Agreement.

(b)
Wholly owned subsidiaries of the Company, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at June 30, 2011) plus 2.00% per annum payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at June 30, 2011 and December 31, 2010 was $1,418 and $5,001, respectively.

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
As of June 30, 2011, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Long-term debt with Lion, including accrued interest paid-in-kind of $7,576 and $17,218 and net of discount of $23,241 and $16,012 at June 30, 2011 and December 31, 2010, respectively	$83,771	$81,206
Other	482	503
Total long-term debt	84,253	81,709
Current portion of long-term debt	(78)	(81,265)
Long-term debt, net of current portion	$84,175	$444

On March 13, 2009, the Company entered into an $80,000 term loan with Lion (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 17% per annum, payable quarterly in arrears. The interest rate has been amended as described below. At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.
Significant covenants in the Lion Credit Agreement include annual limitation of the Company's capital expenditures to $27,500 for fiscal 2011. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments as described below.
On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the annual interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. As of June 30, 2011, the Company did not meet these ratios, requiring an annual interest rate of 18%. The amendment also required that the Lion Warrant be amended (see Note 13). In connection with the amendment, the Company paid Lion a fee of $994, of which was recorded as a loss on extinguishment of debt as described below.
In connection with the February 18, 2011 amendment, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a loss of $3,114 on extinguishment of existing debt. This loss on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $92,627 (which includes principal, paid-in-kind interest, original fair value of Lion Warrant originally recorded in equity, unamortized discount and unamortized deferred financing cost) and the fair value of the modified debt of $95,741 (which includes fair value of modified debt, fair value of modified Lion Warrant and amendment related fees). The variance between the carrying net amount of the existing debt of $99,394 and the fair value of the modified debt of $76,195 was recorded as a discount to the modified debt and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement. During the three months ended June 30, 2011 the Company recorded $5,033 in additional discount associated with the issuance of additional warrants (Note 13) to Lion. Amortization of discount on the Lion term loan is included in interest expense and was $2,056 and $ 2,886 for the three and six months ended June 30, 2011, respectively, and $1,117 and $ 2,202 for the three and six months ended June 30, 2010, respectively.

Pursuant to certain anti-dilution provisions the Company was required to issue Lion new warrants on March 24, 2011 and April 26, 2011 to purchase 760 and 3,063 shares of common stock, respectively. In addition, the exercise price of all the Lion warrant was reduced to $1.00 per share. The fair value of the new warrants along with the change in the exercise price, aggregated $5,836 resulting in an additional debt discount to be amortized over the remaining term of the Lion Credit agreement (see Note 13).

At June 30, 2011, the debt, net of unamortized discount of $23,241 and excluding interest paid-in-kind of $7,576, totaled $76,195 and will be accreted up to the $99,394 par value of the loan using the effective interest method over the term of the Lion Credit Agreement.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.
On April 26, 2011, the Company entered into a waiver agreement and an amendment under the Lion Credit Agreement, which, among other things, (i) waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification and (ii) required the Company to take certain measures to prevent the dilution of Lion's existing Warrant (see Note 13). As of June 30, 2011, the Company is in compliance with the financial covenants under the Lion Credit Agreement.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facilities with BofA and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using the Binomial Lattice option valuation model and each purchase right using the Monte Carlo simulation valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2011.
The carrying amounts and fair values of the Company's financial instruments are presented below as of June 30, 2011:

	Carrying Amount	Fair Value (1)
Level 3 Liabilities
Long-term debt with Lion, net of discount of $23,241 and including interest paid-in-kind of $7,576	$83,771	$71,470
Investor Purchase Rights	(a)	5,513
Charney Purchase Rights	(a)	312
Lion Warrant	(a)	13,437
SOF Warrant	(a)	$245
	$83,771	$90,977
(1) Level 3 (a) No cost is associated with these liabilities (see Note 13)

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended June 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Warrants	Purchase Rights	Total
Balance at January 1, 2011	$993	$—	$993
Additions (see Note 13)	21,198	15,605	36,803
Adjustment resulting from change in fair value recognized in earnings (1)	(8,509)	(9,780)	(18,289)
Balance at June 30, 2011	$13,682	$5,825	$19,507
(1) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the accompanying condensed and consolidated statement of operations.

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

Note 11. Income Taxes
Income taxes for the six months ended June 30, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact our future operating results. Finally, the Company's ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the six months ended June 30, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the six months ended June 30, 2011 the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial in certain foreign jurisdictions is required. At June 30, 2011, the Company had recorded valuation allowances against its deferred tax assets in the amount of $52,347.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 through December 31, 2010. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2006 through December 31, 2010, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. At June 30, 2011, the Company had accumulated interest and penalties accrued of $76. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company's 2009 federal income tax return is also currently being audited by the U.S. Internal Revenue Service.

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
Agreements Between our CEO and Lion
In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (the “Investment Agreement“), the CEO of the Company and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, the CEO of the Company has agreed to vote his shares of common stock in favor of Lion's designees, provided that the CEO's obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of the CEO of the Company, provided that Lion's obligation to so vote terminates if either (i) the CEO of the Company beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) the CEO of the Company is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) the CEO of the Company is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between the CEO of the Company and Lion.
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
Personal Guarantees by the Company’s CEO
As of June 30, 2011, the CEO of the Company has personally guaranteed the obligations of American Apparel under five property leases aggregating $3,574 in obligations.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $311 for both the three and six months ended June 30, 2011 and 2010, respectively.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of the Company sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting fees amounting to $51 and $120 for the three and six months ended June 30, 2011 and $57 and $126 for the three and six months ended June 30, 2010, respectively.

Note 13. Stockholders' Equity

Sale of Common Stock

On April 26, 2011 the Company entered into a purchase and investment agreement with a group of investors (Investors) and sold approximately 15,777 shares of Common Stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,416. The purchase rights give the Investors the right to purchase up to an aggregate of approximately 27,434 additional shares of Common Stock at that price for a 180-day period, in each case subject to certain topping up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to the one-year anniversary of the closing date of the transaction, as described in the purchase and investment agreement (the Investor Purchase Rights.) In connection with the purchase agreement with the group of investors on April 26, 2011,which transaction was approved by the Company's stockholders on June 21, 2011, the Company entered into a purchase agreement with Mr. Charney, which among other things (i) allows Mr. Charney to purchase from the Company 778 shares of Common Stock at $0.90 per share, and (ii) the Company grants to Mr. Charney a right to purchase up to 1,556 additional shares of Common Stock on substantially the same terms as the purchase agreement with the Investors dated April 26, 2011 (the Charney Purchase Rights). The Investor Purchase Rights and Charney Purchase Rights (collectively, the Purchase Rights) had a fair value of $15,605 at the date of the agreement, were recorded by the Company as a liability since they met the classification requirements for liability accounting in accordance with ASC 815-40. The fair value was calculated using the Monte Carlo simulation pricing model, and assumed a stock price of $1.58, exercise price of $0.90, volatility of 99.08%, annual risk free rate of .11% and a term of 0.5 years. Net proceeds of $12,416 were allocated entirely to the Purchase Rights. The difference between the net proceeds received and the fair value of the purchase rights aggregating $3,189 were recorded as a charge in the accompanying condensed consolidated statement of operations.

The investors were also granted one demand registration right with respect to the purchased shares and one additional demand registration right if their right to purchase additional shares is exercised, in each case exercisable after the four-month anniversary of the closing date of the transaction.

As a condition to the Investors purchasing the shares, the Company provided Mr. Charney with certain anti-dilution rights. The anti-dilution rights provide that the Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 38,000 shares of the Company's common stock comprised of (i) up to 12,660 shares of common stock as anti-dilution protection with respect to the initial purchase of shares by the group of investors per the agreement dated April 26, 2011, and (ii) in proportion to the exercise of the purchase right by the same group of investors, an additional up to approximately 25,300 shares of common stock as anti-dilution protection. The Company considers the12,660 shares to be awards with market conditions under ASC 718. Each of the shares associated with the anti-dilution provision are issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price (“VWAP ”) for 60 consecutive trading days, calculated as set forth in the purchase agreement with the Mr. Charney as follows: (i) for the measurement period from April 16, 2012 to and including April 15, 2013, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2013 to and including April 15, 2014, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, the VWAP of the common stock during a period of 60 consecutive trading days exceeds $5.25 per share. The related service and amortization period for the shares occurs in three probability-weighted terms of 1.3, 2.2 and 3.2 years corresponding to the three measurement periods above. These awards expire after completion of each respective measurement period. The fair value of these awards of $7,106 was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, annual interest rate of 1.57%, volatility of 80.65% and no dividends. Total related share-based compensation recognized for the three and six months ended June 30, 2011 was $611. The total future compensation cost related to the remaining service periods was $6,495 as of June 30, 2011. The additional 25,300 shares are contingently issuable and are therefore not subject to liability treatment under ASC 815-40.

In connection with the purchase agreement with the Investors, Mr. Charney entered into a voting agreement with the Investors, dated as of April 26, 2011. Pursuant to the voting agreement, the Company received stockholder and NYSE Amex approvals on June 23, 2011 to increase the number of authorized shares by a number sufficient to include the shares issuable pursuant to the purchase agreements with the Investors and Mr. Charney.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares in a private placement exempt from registration of the Company's Common Stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights and purchased 778 shares of Common Stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of Common Stock for $0.90 per share. These transactions resulted in $8,266 in aggregate proceeds and additional liquidity for the Company. At July 31, 2010 there remains an aggregate of 19,036 purchase right shares available for purchase by the Investors, and 1,556 purchase rights available for Mr. Charney on the same terms and conditions granted to the Investors. In connection with this transaction Mr. Charney received a pro-rata share of the 25,300 anti-dilution rights as discussed above. The issuance of these additional rights will be fair valued and recorded as a charge to compensation expense over the measurement period.

Common Stock Warrants and Purchase Rights

On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009. In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant on February 18, 2011, the exercise price of the SOF Warrant was adjusted to $2.739 per share. The sale of common stock to a group of investors on April 26, 2011 (as discussed above), resulted in a further reduction to the exercise price of the SOF Warrant to $2.151 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").

As of June 30, 2011 and December 31, 2010, the value of the Warrant was estimated to be $245 and $993, respectively, and was recorded in the accompanying condensed consolidated balance sheet. The calculation was based on a contractual remaining term of 2.5 years, exercise price of $2.15, interest rate of 0.62%, volatility of 92.1% and no dividends.

On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2018 and to reduce the exercise price of the Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Warrant or the Lion Credit Agreement. The amendment to the Lion Warrant was approved by the Company’s stockholders on June 21, 2011. Furthermore, in the event of any issuance and sale of common or preferred stock of the Company or any debt for equity exchange or conversion completed by the Company, in each case either definitively agreed or consummated within 180 days after the effective date of the amendment, the amendment requires the Company to issue to Lion a new warrant to purchase at an exercise price of $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant or the Lion Credit Agreement, a number of shares sufficient to preserve its fully-diluted beneficial ownership giving effect to the stock issuance or debt for equity exchange or conversion, as applicable. The amendment also requires such new warrant and the Lion Warrant to be adjusted, if the shares issued in such stock issuance or debt for equity exchange or conversion are issued at a price less than $1.11, to the lowest issuance price in such stock issuance or debt for equity exchange. These provisions expire in August 2011. Upon the effective date of the amendment, the fair value of the existing Lion Warrant was reclassified from stockholders equity to a liability in accordance with ASC 815. The fair value of the Lion Warrant was estimated using the Binomial Lattice option valuation model.

On March 24, 2011, in connection with the sale of the Company's common stock to Mr. Charney, and in accordance with the amendment to the Lion Credit Agreement, the Company issued Lion a new warrant expiring in February 2018 to purchase an aggregate of 760 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. Upon the issuance of the New Lion Warrant, the fair value of the warrant of approximately $800 was recorded as a liability in accordance with ASC 815.

On April 26, 2011, in connection with the sale of common stock to a group of investors as described below, the Company entered into a waiver agreement and an amendment to the Lion Credit Agreement which (i) extended the period of the prior amendment, whereby the exercise price may be adjusted or new warrants are required to be issued in certain events, from 180 days to 365 days (the Adjustment Period) and reduced the exercise price of such new warrants from $1.11 to the lesser of $0.90 and the lowest issued price in an issuance of the Company's stock or a debt for equity exchange or a conversion, as applicable; (ii) requires additional new warrants and adjustments in the exercise price for certain stock issuances or debt for equity conversions or exchanges at less than $1.00 per share after the Adjustment Period and prior to repayment of obligation under the Lion Credit Agreement; (iii) reduced the exercise price of the existing warrants from $1.11 to $1.00 per share as a result of the transaction under the April 26, 2011 purchase agreement with the investors; and (iv) required the Company to issue to Lion a new warrant to purchase an aggregate of 3,063 shares of common stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and Lion Credit Agreement. The fair value of the April 26, 2011 Lion Warrant, and the fair value effect of the Lion amendment to reduce the exercise price of its existing warrants, was $4,074 and $962, respectively, and were recorded as liabilities in accordance with ASC 815 with a corresponding increase to debt discount. The fair values were calculated using the Monte Carlo simulation pricing model, and assume a stock price of $1.58, exercise price of $1.00, volatility of 77.44%, annual risk free rate of 2.71% and a term of 6.8 years. The discount will be amortized over the remaining term of the Lion Credit Agreement.

As of June 30, 2011, the fair value of the Lion Warrants was estimated to be $13,437 and was recorded as a liability in the accompanying condensed consolidated balance sheet using the Binomial Lattice option valuation model.

As of June 30, 2011, the fair value of the Investor and Charney Purchase Rights using the Monte Carlo simulation model aggregated $5,826 and was recorded as recorded as a liability in the accompanying condensed consolidated balance sheet. The calculation was based on a contractual remaining term of 0.3 years, interest rate of 0.05%, volatility of 104.9% and no dividends.

On July 7 and July 12, 2011, and in connection with the sale of the Company's common stock to the Investors and Mr. Charney, the Company issued Lion new warrants to purchase an aggregate of 1,783 shares of common stock expiring February 2018 at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement.

The following table summarizes common stock warrants and Purchase Rights issued, forfeited, expired and outstanding:

		Warrants			Purchase Rights
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	17,000	$2.05	5.1	—	$—	—
Issued	35,823	1.06	6.7	28,999	0.90	0.3
Forfeited (1)	(32,000)	1.58	—	—	$—
Expired	—	—	—	—	$—
Outstanding - June 30, 2011	20,823	$1.05	6.5	28,999	$0.90	0.3
Fair value - June 30, 2011	$13,682			$5,825

(1) The 35,000 forfeited warrants represents shares repriced during the quarters ended March 31,2011 and June 30, 2011.

During July 2011 an additional 8,407 Purchase Rights were exercised.
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

Share-Based Compensation
On December 12, 2007, the stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of June 30, 2011, 69 shares of the Company's common stock are available for future grants under the 2007 Plan.
The 2007 Plan provides for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $75, at the beginning of each year of Board service.
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson, two directors who were also representatives of Lion Capital, each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant.

For the six months ended June 30, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant and is reflected in operating expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2011	5,050	$1.53	3.9
Granted	336	0.98	—
Vested	(968)	1.34	—
Forfeited	(90)	1.53	—
Non-vested - June 30, 2011	4,328	$1.53	3.4

The following table summarizes stock options granted, forfeited, expired and outstanding:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	1,000	$1.75	3.75
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - June 30, 2011	1,000	$0.13	2.33
Vested (exercisable) - June 30, 2011	250	$1.75	—	$—
Non-vested (exercisable) - June 30, 2011	750	$1.75	2.33	$—

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
On November 26, 2010, the Board of Directors of the Company approved the grant of 6,533 restricted shares of Common Stock to executive and non-executive management employees and certain consultants to the Company. The Company paid the withholding and payroll taxes due with respect to the vested portion of the share grants on behalf of the employees that received the grants, and recognized compensation expense in the fourth quarter of 2010 of approximately $3,600 related to the grants, of which $2,093 related to stock compensation and $1,500 related to payroll taxes.
On October 7, 2010, the Board of Directors approved the grant of 1,000 stock options and 500 restricted shares to Mr. Thomas M. Casey, acting President ("Mr. Casey"). However, the restricted shares were not issued to Mr. Casey due to unavailable authorized shares under the 2007 Plan. There is a mutual agreement between Mr. Casey and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of January 1, 2011,

2012, 2013 and 2014. The options and restricted shares expire on the tenth anniversary of issuance. The fair value of the stock options of $773 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $1.75, an expected term of 6.25 years using the simplified method, interest rate of 1.08%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $580 was determined based upon the October 7, 2010 closing price per share of $1.16. Total stock compensation recognized for Mr. Casey's stock options and restricted shares was $422. On May 20, 2011 Mr. Casey was issued 125 restricted shares that vested upon grant that became available under the 2007 Plan. The total future compensation cost related to theses unvested share-based awards that are expected to vest was $435 as of June 30, 2011, which will be recognized over the next 3 years, subject to Mr. Casey's continued employment. As discussed below, on July 11, 2008 the Company registered additional shares sufficient to allow the grant to Mr. Casey.
On February 3, 2011, the Board of Directors approved the grant of 700 stock options and 350 restricted shares to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell"). There is a mutual agreement between Mr. Luttrell and the Company that these shares and stock options will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2014, subject to Mr. Lutrell's continued employment. The options expire on the tenth anniversary of issuance. As discussed below, on July 11, 2011 the Company registered additional shares sufficient to allow the grant to Mr. Luttrell.
On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years. There is a mutual agreement between Mr. Staff and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The restricted shares will vest in full on March 21 in the year following the year such shares are granted, subject to Mr. Staff's continued employment. These restricted stock awards are classified as a derivative liability because they embody an obligation to issue a variable number of shares for a fixed monetary amount. In accordance with the availability of authorized shares per the Plan, these restricted stock awards have not been granted. There is a mutual agreement between the Company and Mr. Staff that these shares will be issued as they become available. Upon issuance and full vesting, the Company will reclassify this liability to additional paid-in capital. As discussed below, on July 11, 2011 the Company registered additional shares sufficient to allow the grant to Mr. Staff.
On May 20 and June 21, 2011 the Board of Directors approved the grant of 162 and 174, respectively, restricted shares to certain Company employees, including 125 shares to Mr. Casey as discussed above. The restricted shares have a value of $329 and vested upon grant.
On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. In addition, the Board amended the 2007 Plan to provide that as of the effective date of registration of the 2011 Plan shares, no new awards shall be made under the 2007 Plan, and any and all shares that would otherwise become available for issuance under the terms of the 2007 Plan by reason of the expiration, cancellation, forfeiture or termination of an outstanding award under such plan shall again be available for grant under the 2011 Plan as of the date of such expiration, cancellation, forfeiture or termination. On July 8, 2011 the Company filed Form S-8 to register 10,000 shares of common stock which registration was made effective July 11, 2011 to be reserved and made available for issuance pursuant to awards granted under the 2011 Plan.
On June 21, 2011 the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000.
During the three and six months ended June 30, 2011, the Company recorded compensation expense of $1,574 and $2,445 , respectively, and $0 and $1,763 for three and six months ended June 30, 2010, respectively, related to its vested share-based compensation awards. No amounts have been capitalized.
As of June 30, 2011, unrecorded compensation cost related to non-vested awards of $13,164 is expected to be recognized from 2011 through 2014.

A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of June 30, 2011 are as follows:

SOF Warrants	1,000
Lion Warrants	19,823
Lion Warrants issued in July 2011	1,783
Investor Purchase Option shares - purchased in July 2011 (1)	8,407
Investor Purchase Option shares remaining after July 2011 purchase (1)	19,036
Shares issuable to Mr. Charney based on market conditions	12,660
Contingently issuable shares to Mr. Charney (1)	25,340
Purchase Option shares purchased by Mr. Charney in July 2011	778
Mr. Charney Purchase Option shares remaining after July 2011 purchase (1)	1,556
Contingent Shares - Mr. Charney	2,111
Employee Options & Restricted Shares (2)	8,862
101,356
(1) Pursuant to the April 26, 2011 Investor purchase agreement (2) Assumes 2,002 shares issued under the Martin Staff agreement at the Company's closing share price of $0.89 per share at June 30, 2011

The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement with respect to Mr. Charney's initial shares in the event certain purchase options are exercised or contingent and anti-dilutive compensatory shares are issued to Mr. Charney.

Note 14. Commitments and Contingencies

Operating Leases

The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was $19,906 and $20,768 for the three months ended June 30, 2011 and 2010, respectively, and $39,262 and $42,059 for the six months ended June 30, 2011 and 2010, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $1,054 as of June 30, 2011 and $1,106 as of December 31, 2010 for state sales tax contingencies that require recognition under ASC 450 - “Contingencies.”
Advertising
At June 30, 2011, the Company had approximately $2,108 of open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2011.

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

Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $1,205 and $1,443 for the estimated exposure, which is included in accrued expenses as of June 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets (see Note 6).

Receipt of NYSE Amex LLC Letter Relating to Audit Committee and Board Composition Non-Compliance

On July 11, 2011, the Company received a letter from the NYSE Amex LLC (the “Exchange”) relating to the composition of the Company's Audit Committee and Board of Directors.  The letter from the Exchange states that (i) the Company is not in compliance with Section 803(B)(2)(a) of the NYSE Amex Company Guide (the “Company Guide”), which requires that the Audit Committee consist of at least three members, and (ii) the Company's Board of Directors has a structure which is not in compliance with Section 802(d) of the Company Guide, which the Exchange interprets as requiring that classes of a classified board be of approximately equal size and that a majority of directors be elected every two years.

As a result of resignations of certain of the Company's directors previously disclosed by the Company, the Company's Audit Committee currently consists of two members instead of three members as required by the rules of the Exchange, and the Company's Board of Directors currently consists of three Class A directors, one Class B director (with two Class B vacancies reserved for the designees of Lion/Hollywood L.L.C), and two Class C directors (with one Class C vacancy).

The letter from the Exchange provides that the Company has until the earlier of the Company's next annual meeting of stockholders or July 1, 2012 (or if the next annual meeting is held before January 9, 2012, until January 9, 2012), to regain compliance with the Exchange's standards.  The Company intends to fill the vacancy on the Audit Committee and realign the Company's Board of Directors in accordance with the Exchange's standards as expeditiously as possible prior to the expiration of the cure period.

Note 15. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 1.76% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of June 30, 2011 and December 31, 2010, the Company had issued standby letters of credit in the amounts of $5,492 and $6,666, respectively, in favor of two insurance company beneficiaries. At June 30, 2011, the Company recorded a total reserve of $12,974, of which $3,271is included in accrued expenses and $9,703 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2010, the Company recorded a total reserve of $9,092, of which, $2,408 is included in accrued expenses and $6,684 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.
The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by a third party claim administrator. At June 30, 2011 and December 31, 2010, the Company's total reserve of $1,917 and $1,853, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 16. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 146 retail stores operating in the United States, as of June 30, 2011. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of June 30, 2011, the retail operations in the Canada segment were comprised of 38 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of June 30, 2011, the retail operations in the International segment were comprised of 70 retail stores operating outside of the United States and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$32,945	$—	$3,338	$2,785	$39,068
Retail net sales	—	40,359	10,582	32,853	83,794
Online consumer net sales	5,194	—	444	4,304	9,942
Total net sales to external customers	38,139	40,359	14,364	39,942	132,804
Gross profit	10,533	27,685	8,075	26,133	72,426
Income (loss) from operations	5,094	(1,510)	(547)	3,900	6,937
Depreciation and amortization	2,015	2,592	409	1,333	6,349
Capital expenditures	301	1,645	53	165	2,164
Retail store impairment charges	—	68	—	934	1,002
Deferred rent (benefit) expense	(84)	(127)	(414)	78	(547)

	Three Months Ended June 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$34,402	$—	$3,340	$3,122	$40,864
Retail net sales	—	42,741	12,477	28,559	83,777
Online consumer net sales	4,658	—	444	2,990	8,092
Net sales to external customers	39,060	42,741	16,261	34,671	132,733
Gross profit	7,093	28,313	10,023	23,056	68,485
Income (loss) from operations	752	(3,441)	467	1,257	(965)
Depreciation and amortization	2,320	2,650	599	1,730	7,299
Capital expenditures	1,648	1,800	384	484	4,316
Retail store impairment charges	—	687	235	485	1,407
Deferred rent expense (benefit)	117	469	(8)	275	853

	Six Months Ended June 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$62,061	$—	$5,753	$4,654	$72,468
Retail net sales	—	77,379	20,302	58,814	156,495
Online consumer net sales	10,728	—	937	8,243	19,908
Total net sales to external customers	72,789	77,379	26,992	71,711	248,871
Gross profit	21,621	52,424	16,031	45,988	136,064
Income (loss) from operations	11,537	(6,505)	(1,427)	2,279	5,884
Depreciation and amortization	4,182	5,288	842	2,671	12,983
Capital expenditures	1,341	2,679	132	575	4,727
Retail store impairment charges	—	177	2	1,473	1,652
Deferred rent expense (benefit)	152	(1,046)	(436)	(48)	(1,378)

	Six Months Ended June 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$63,808	$—	$5,856	$6,087	$75,751
Retail net sales	—	83,634	23,781	55,519	162,934
Online consumer net sales	9,081	—	839	5,942	15,862
Net sales to external customers	72,889	83,634	30,476	67,548	254,547
Gross profit	12,413	56,972	19,033	41,207	129,625
Income (loss) from operations	57	(7,817)	918	(4,393)	(11,235)
Depreciation and amortization	4,621	5,268	1,164	3,362	14,415
Capital expenditures	2,832	2,895	697	834	7,258
Retail store impairment charges	—	2,661	477	2,460	5,598
Deferred rent expense	236	1,191	2	406	1,835

Reconciliation of reportable segments combined loss from operations for the three and six months ended June 30, 2011 and 2010 to the consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated income (loss) from operations of reportable segments	6,937	$(965)	5,884	(11,235)
Unallocated corporate expenses	(12,161)	(7,596)	(24,198)	(18,883)
Interest expense	(7,752)	(5,682)	(14,883)	(10,728)
Foreign currency transaction gain (loss)	263	(1,927)	1,074	(2,684)
Unrealized gain (loss) on change in fair value of warrants and purchase rights	13,000	(1,034)	15,100	(1,034)
Loss on extinguishment of debt	—	—	(3,114)	—
Other income	20	355	55	201
Consolidated income (loss) before income taxes	$307	$(16,849)	$(20,082)	$(44,363)

Net sales by geographic location of customer for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$78,498	$81,801	$150,168	$156,523
Canada	14,364	16,261	26,992	30,476
Europe (excluding United Kingdom)	18,200	16,907	32,902	34,283
United Kingdom	9,638	7,740	17,411	14,437
South Korea	2,689	2,525	4,738	4,696
Japan	3,471	2,815	5,949	5,257
Australia	3,208	2,457	5,721	4,443
Other foreign countries	2,736	2,227	4,990	4,432
Total consolidated net sales	$132,804	$132,733	$248,871	$254,547
Long-lived assets - Property and equipment, net, by geographic location is summarized as follows:

	June 30, 2011	December 31, 2010
United States	$55,412	$61,754
Canada	5,677	7,063
Europe (excluding the United Kingdom)	6,474	6,257
United Kingdom	5,267	5,784
South Korea	381	394
Japan	1,101	1,290
Australia	1,270	1,311
Other foreign countries	1,485	1,547
Total Consolidated Long-Lived Assets	$77,067	$85,400

Identifiable assets by reportable segment:
U.S. Wholesale	$142,285	$129,948
U.S. Retail	83,831	92,931
Canada	35,640	32,876
International	69,907	72,195
Total	$331,663	$327,950

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	June 30, 2011	December 31, 2010
Total assets	31.3%	32.0%
Total liabilities	10.6%	13.7%

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of June 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong and Jessica Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of June 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong and Jessica Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of June 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz and Anthony Partida (the cases described above) and Jessica Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, and Emilie Truong (the cases described above) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against the Company, certain of its officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in its press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of its internal and financial control policies and procedures; (ii) its employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. On May 31, 2011, Defendants filed motions to dismiss the Federal Securities Action. A hearing on the motions is scheduled for September 12, 2011. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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

On May 9, and May 16, 2011, the Company received a subpoena from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by a former employee with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, the Company's policies with respect to and accounting of foreign currency transactions and transfer pricing.  The Company intends to fully cooperate with these subpoenas.

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On July 28, 2011, the court ordered this case into arbitration.

On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. The Company believes that this matter is covered by insurance, subject to a deductible, and is awaiting confirmation of coverage from its carriers.

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

Note 18. Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2011 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of June 30, 2011, we operated a total of 254 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
We conduct our primary manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations at our facilities in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a dyeing and finishing facility in Hawthorne, California, which provides fabric dyeing and finishing services. We operate a garment dyeing and finishing facility, located in South Gate, California, which is used in cutting, sewing, dyeing and finishing garments. We operate a fabric dyeing and finishing facility, located in Garden Grove, California, which has been expanded to include knitting, cutting and sewing operations. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are recognized for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.
The following sets forth the change in retail store count during the three and six months ended June 30, 2011 and 2010.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2011
Open at March 31, 2011	148	38	72	258
Opened	—	—	—	—
Closed	(2)	—	(2)	(4)
Open at June 30, 2011	146	38	70	254

Three Months Ended June 30, 2010
Open at March 31, 2010	159	41	80	280
Opened	—	—	2	2
Closed	(1)	—	(2)	(3)
Open at June 30, 2010	158	41	80	279

	U.S. Retail	Canada	International	Total
Six Months Ended June 30, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(11)	(2)	(6)	(19)
Open at June 30, 2011	146	38	70	254

Six Months Ended June 30, 2010
Open at January 1, 2010	160	40	81	281
Opened	—	1	2	3
Closed	(2)	—	(3)	(5)
Open at June 30, 2010	158	41	80	279

Comparable Store Sales
The table below shows the (decrease) increase in comparable store sales for our retail stores, for the three and six months ended June 30, 2011 and 2010, including the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comparable store sales	—%	(16)%	(4)%	(13)%
Number of stores in comparison	248	257	248	257
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the current period to achieve a consistent basis for comparison.
Executive Summary

As of June 30, 2011, we had approximately $6.9 million in cash, $1.3 million of availability for additional borrowings and $52.4 million outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), $1.4 million of availability for additional borrowings and $4.1 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), and $83.8 million (including paid-in-kind interest of $7.6 million and net of discount of $23.2 million) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8 to our condensed consolidated financial statements under Item 1 - Financial Statements).

As of July 31, 2011, we had approximately $7.8 million of availability for additional borrowings and $46.0 million outstanding on the credit facility under the BofA Credit Agreement and $1.5 million of availability for additional borrowings and $3.6 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,777 shares of Common Stock to a group of investors (the Investors), at a price of $0.90 per share, for the aggregate net cash purchase price of approximately $12.4 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investors purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of Common Stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares in a private placement exempt from registration of the Company's Common Stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of Common Stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of Common Stock for $0.90 per share. These transactions resulted in $8.3 million in aggregate proceeds and additional liquidity for the Company.

We incurred a loss from operations of $18.3 million for the six months ended June 30, 2011, compared to a loss from operations of $30.1 million for the six months ended June 30, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

We are in the process of executing a plan to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, we continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

For the three months ended June 30, 2011, we reported net sales of $132.8 million, essentially flat with the $132.7 million reported for the three months ended June 30, 2010. Gross margin increased to 54.5% for the three months ended June 30, 2011 compared to 51.6% for the three months ended June 30, 2010. The increase in gross margin was primarily due to an increase in sales prices across our sales channels and improvement in manufacturing labor efficiencies beginning in the second half of 2010 that have reduced our production costs, and a result of reduced shrink recorded from a physical count at the Company's US distribution center.
Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, increased $0.6 million, or 0.8%, to $77.7 million for the three months ended June 30, 2011 as compared to $77.0 million for the three months ended June 30, 2010. Fixed asset impairment expenses decreased $0.4 million to $1.0 million for the three months ended June 30, 2011 as compared to $1.4 million for the three months ended June 30, 2010. Impairment charges were lowered as the bulk of the investments in leasehold improvements in most underperforming stores as well the stores that were closed during the three months ended June 30, 2011 had already been impaired in earlier periods. Interest expense increased $2.1 million to $7.8 million for the three months ended June 30, 2011, as compared to $5.7 million for the three months ended June 30, 2010 due to higher outstanding debt balances and higher interest rates on the Lion term loan. Net loss for the three months ended June 30, 2011 was $0.2 million compared to $14.7 million for the three months ended June 30, 2010, primarily due to unrealized gain in change of fair value of warrants and purchase rights, an increase in gross profit, reduction in selling expenses, lower impairment charges, lower income tax expense, and gain in foreign currency transactions, partially offset by loss on extinguishment of debt.

For the six months ended June 30, 2011, we reported net sales of $248.9 million, a decrease of $5.7 million, or 2.2% below the $254.5 million reported for the six months ended June 30, 2010. Gross margin increased to 54.7% for the six months ended June 30, 2011 compared to 50.9% for the six months ended June 30, 2010. The increase in gross margin was primarily due to increase in sales prices across our sales channels and improvement in manufacturing labor efficiencies beginning in the second half of 2010 that have reduced our production costs, and a result of reduced shrink recorded from a physical count at the Company's US distribution center.
Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, decreased $5.4 million, or 3.4%, to $154.4 million for the six months ended June 30, 2011 as compared to $159.7 million for the six months ended June 30, 2010. Fixed asset impairment expenses decreased $3.9 million to $1.7 million for the six months ended June 30, 2011 as compared to $5.6 million for the six months ended June 30, 2010. Impairment charges were lowered as the bulk of the investments in leasehold improvements in most underperforming stores as well the stores that were closed during the six months ended June 30, 2011 had already been impaired in earlier periods. Interest expense increased $4.2 million to $14.9 million for the six months ended June 30, 2011, as compared to $10.7 million for the six months ended June 30, 2010 due to higher outstanding debt balances and higher interest rates on the Lion term loan. Net loss for the six months ended June 30, 2011 was $21.0 million compared to $57.5 million for the six months ended June 30, 2010, primarily due to unrealized gain in change of fair value of warrants and purchase rights, an increase in gross profit, reduction in selling expenses, lower impairment charges, lower income tax expense, and gain in foreign currency transactions, partially offset by loss on extinguishment of debt.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$38,139	28.7%	$39,060	29.4%
U.S. Retail	40,359	30.4%	42,741	32.2%
Canada	14,364	10.8%	16,261	12.3%
International	39,942	30.1%	34,671	26.1%
Total net sales	132,804	100.0%	132,733	100.0%
Cost of sales	60,378	45.5%	64,248	48.4%
Gross profit	72,426	54.5%	68,485	51.6%

Selling expenses	50,278	37.9%	51,877	39.1%
General and administrative expenses	26,370	19.9%	23,762	17.9%
Retail store impairment charges	1,002	0.8%	1,407	1.1%
Loss from operations	(5,224)	(3.9)%	(8,561)	(6.4)%

Interest expense	7,752	5.8%	5,682	4.3%
Foreign currency transaction (gain) loss	(263)	(0.2)%	1,927	1.5%
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(13,000)	(9.8)%	1,034	0.8%
Loss on extinguishment of debt	—	—%	—	—%
Other (income) expense	(20)	—%	(355)	(0.3)%
Income (loss) before income tax	307	0.2%	(16,849)	(12.7)%
Income tax provision (benefit)	520	0.4%	(2,171)	(1.6)%
Net loss	$(213)	(0.2)%	$(14,678)	(11.1)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment decreased $0.9 million, or 2.4%, to $38.1 million for the three months ended June 30, 2011 as compared to $39.1 million for the three months ended June 30, 2010. Wholesale net sales, excluding online consumer net sales, decreased $1.5 million, or 4.2%, to $33.0 million for the three months ended June 30, 2011 as compared to $34.4 million for the three months ended June 30, 2010. The decrease in wholesale net sales is primarily due to a slowdown in orders from a major distributor customer.
Online consumer net sales increased $0.5 million, or 11.4%, to $5.2 million for the three months ended June 30, 2011 as compared to $4.7 million for the three months ended June 30, 2010, in part as a result of improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment decreased $2.4 million, or 5.6%, to $40.4 million for the three months ended June 30, 2011 as compared to $42.7 million for the three months ended June 30, 2010. Store closures caused a $2.0 million sales decrease, whereas comparable store sales for the three months ended June 30, 2011 decreased by 1%, or $0.4 million. Since June 30, 2010, the number of U.S. Retail segment stores in operation decreased from 158 to 146.
Canada: Total net sales for the Canada segment decreased $1.9 million, or 11.7%, to $14.3 million for the three months ended June 30, 2011 as compared to $16.2 million for the three months ended June 30, 2010. Since June 30, 2010, the number of retail stores in the Canada segment in operation decreased from 41 to 38; store closures represented a $0.6 million decrease in sales compared to the same period last year.
Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been $13.5 million, or $2.7 million lower when compared to the same period last year.
Comparable store sales for the three months ended June 30, 2011 decreased by 17%, or $2.1 million.

Wholesale net sales at $3.3 million remained substantially the same as compared to $3.3 million in sales achieved in the prior year comparable period.
Online consumer net sales were substantially unchanged between periods.
International: Total net sales for the International segment increased $5.3 million, or 15.2%, to $39.9 million for the three months ended June 30, 2011 as compared to $34.7 million for the three months ended June 30, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $35.8 million, or $1.1 million higher when compared to the same period last year.
Retail net sales increased $4.3 million, or 15.0%, to $32.9 million for the three months ended June 30, 2011 as compared to $28.6 million for the three months ended June 30, 2010 primarily due to foreign currency gain, partially offset by a $1.0 decrease in sales due to the decrease in the number of International retail segment stores in operation from 80 to 70 in the same period last year. Comparable store sales for the three months ended June 30, 2011 increased by 8%, or $2.3 million as compared to the comparable period in 2010.
Wholesale net sales decreased $0.3 million, or 10.6%, to $2.8 million for the three months ended June 30, 2011 as compared to $3.1 million for the six months ended June 30, 2010 primarily due to decrease in customer demands and number of customer orders in our Germany business, partially offset by strength with large customers in the U.K.
Online consumer net sales increased $1.3 million, or 43.8%, to $4.3 million for the three months ended June 30, 2011 primarily due to an increase in orders in Germany, U.K., Japan, and Australia. .
Cost of sales: Cost of goods sold as a percentage of net sales was 45.5% and 48.4% for the three months ended June 30, 2011 and 2010, respectively. On a comparative basis, the cost of goods sold decrease was primarily due to improvement in manufacturing labor productivity and maintenance of a steady production schedule during the second half of 2010 and the first half of 2011 which lowered the cost per unit of inventory produced. As a result of this we experienced a reduction in labor and overhead production costs, and a result of reduced shrink recorded from a physical count at the Company's US distribution center. Increase in cotton and fabric costs experienced during 2010 and in the first quarter of 2011 have begun to decrease in the second quarter of 2011, although we are unable to predict the impact of future changes in raw material costs.
Selling expenses: Selling expenses decreased $1.6 million, or 3.1%, to $50.3 million for the three months ended June 30, 2011 as compared to $51.9 million for the three months ended June 30, 2010. This was mainly attributable to decrease of $1.2 million in advertising promotion and direct selling expenses and $0.4 million in lower retail facility related expenses.
General and administrative expenses: General and administrative expenses increased $2.6 million, or 11.0%, to $26.4 million for the three months ended June 30, 2011 as compared to $23.8 million for the three months ended June 30, 2010, due to stock based compensation of $1.2 million, salaries and wages of $2.1 million primarily from increases in senior management personnel, $0.3 million in additional professional fees incurred primarily in connection with financial planning and associated legal fees, offset by a reduction in depreciation and other miscellaneous charges of $1.0 million.
Retail store impairment charges: We recorded impairment charges relating to retail store leasehold improvements of $1.0 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively.
Interest expense: Interest expense increased $2.1 million, to $7.8 million for the three months ended June 30, 2011 as compared to $5.7 million for the three months ended June 30, 2010 primarily from an increase in the average balance of debt outstanding and increased interest rate on the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.7% to 18.0% for the three months ended June 30, 2011 and 4.5% to 17.0% for the three months ended June 30, 2010.
Interest expense for the three months ended June 30, 2011 consisted of amortization of debt discount and deferred financing costs of $1.8 million, Lion Credit Agreement paid in kind interest of $4.2 million, interest paid in cash of $1.2 million and other interest expense of $0.6 million. For the three months ended June 30, 2010, and consisted of amortization of debt discount and deferred financing costs of $1.8 million, interest paid in cash of $3.5 million and other interest expense of $0.6 million.
Foreign currency transaction gain: For the three months ended June 30, 2011, foreign currency transaction gains totaled

$0.3 million as compared to a loss of $1.9 million for the three months ended June 30, 2010. The change related to lower valuation of the U.S. dollar relative to foreign currencies with which we transact our business.
Unrealized gain/ loss on change in fair value of warrants and purchase rights: We recorded a $13.0 million gain in the fair value of warrants and purchase rights for the three months ended June 30, 2011 associated with the fair value measurement of purchase rights to an investor group and additional warrants to at June 30, 2011, net of a $3.1 million related charge as more fully described in Note 13 to the accompany condensed consolidated financial statements. We recorded a $1.0 million unrealized loss for the three months ended June 30, 2010.
Income tax provision (benefit): The provision for income tax increased to $0.5 million for the three months ended June 30, 2011 as compared to a benefit of $2.2 million for the three months ended June 30, 2010. For the three months ended June 30, 2010, we recorded a benefit to income tax expense to recognize tax benefits associated with certain deferred tax assets that are more likely than not to be realized.  The Company incurred a loss from operations on a consolidated basis for the three months ended June 30, 2011. However some of the Company's foreign domiciled subsidiaries incurred income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, the Company recorded a provision for income tax expense for the three months ended June 30, 2011, and there were no charges or benefits recorded to income tax expense for valuation allowances.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$72,789	29.2%	$72,889	28.6%
U.S. Retail	77,379	31.1%	83,634	32.9%
Canada	26,992	10.8%	30,476	12.0%
International	71,711	28.8%	67,548	26.5%
Total net sales	248,871	100.0%	254,547	100.0%
Cost of sales	112,807	45.3%	124,922	49.1%
Gross profit	136,064	54.7%	129,625	50.9%

Selling expenses	100,252	40.3%	104,274	41.0%
General and administrative expenses	52,474	21.1%	49,871	19.6%
Retail store impairment charges	1,652	0.7%	5,598	2.2%
Loss from operations	(18,314)	(7.4)%	(30,118)	(11.8)%

Interest expense	14,883	6.0%	10,728	4.2%
Foreign currency transaction (gain) loss	(1,074)	(0.4)%	2,684	1.1%
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(15,100)	(6.1)%	1,034	0.4%
Loss on extinguishment of debt	3,114	1.3%	—	—%
Other (income) expense	(55)	—%	(201)	(0.1)%
Loss before income tax	(20,082)	(8.1)%	(44,363)	(17.4)%
Income tax provision	876	0.4%	13,158	5.2%
Net loss	$(20,958)	(8.4)%	$(57,521)	(22.6)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment decreased $0.1 million, or 0.1%, to $72.8 million for the six months ended June 30, 2011 as compared to $72.9 million for the six months ended June 30, 2010. Wholesale net sales, excluding online consumer net sales, decreased $1.8 million, or 2.7%, to $62.1 million for the six months ended June 30, 2011 as compared to $63.8 million for the six months ended June 30, 2010. The decrease in wholesale net sales is primarily due to a slowdown in orders from a major distributor customer.
Online consumer net sales increased $1.7 million, or 18.2%, to $10.7 million for the six months ended June 30, 2011 as compared to $9.1 million for the six months ended June 30, 2010, primarily as a result of functional improvements to our website and fulfillment process, and well as a targeted online advertising and promotion effort.
U.S. Retail: Net sales for the U.S. Retail segment decreased $6.3 million, or 7.5%, to $77.4 million for the six months ended June 30, 2011 as compared to $83.6 million for the six months ended June 30, 2010. Comparable store sales for the six months ended June 30, 2011 decreased by 4%, or $3.1 million. Store closures caused a $2.9 million sales decrease. Since June 30, 2010, the number of U.S. Retail segment stores in operation decreased from 158 to 146.
Canada: Total net sales for the Canada segment decreased $3.5 million, or 11.4%, to $27.0 million for the six months ended June 30, 2011 as compared to $30.5 million for the six months ended June 30, 2010. Since June 30, 2010, the number of retail stores in the Canada segment in operation decreased from 41 to 38. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total net sales for the current period would have been approximately $25.5 million, or $5.0 million lower when compared to the same period last year.
Comparable store sales for the six months ended June 30, 2011 decreased by 17%, or $4.1 million.

Wholesale net sales at $5.8 million remained substantially the same as compared to $5.9 million in sales achieved in the prior year comparable period.
Online consumer net sales were substantially unchanged between periods.

International: Total net sales for the International segment increased $4.2 million, or 6.1%, to $71.7 million for the six months ended June 30, 2011 as compared to $67.5 million for the six months ended June 30, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $67.1 million, or $0.4 million lower when compared to the same period last year.
Retail net sales increased $3.3 million, or 5.9%, to $58.8 million for the six months ended June 30, 2011 as compared to $55.5 million for the six months ended June 30, 2010, primarily due to foreign currency changes. Comparable store sales for the six months ended June 30, 2011 increased by 2%, or $1.2 million as compared to the comparable period in 2010. Since June 30, 2010, the number of International retail segment stores in operation decreased from 80 to 70.
Wholesale net sales decreased $1.4 million, or 23.6%, to $4.7 million for the six months ended June 30, 2011 as compared to $6.1 million for the six months ended June 30, 2010 primarily due to decrease in customer demands and number of customer orders in our Germany business, partially offset by strength with large customers in the U.K.
Online consumer net sales increased $2.3 million to $8.2 million for the six months ended June 30, 2011 primarily due to an increase in orders and order quantities in Germany, U.K., Japan, and Australia.
Cost of sales: Cost of goods sold as a percentage of net sales was 45.3% and 49.1% for the six months ended June 30, 2011 and 2010, respectively. On a comparative basis, the cost of goods sold decrease was primarily due to an improvement in manufacturing labor productivity and maintenance of a steady production schedule during the second half of 2010 and the first half of 2011 which lowered the cost per unit of inventory produced, and a result of reduced shrink recorded from a physical count at the Company's US distribution center. As a result of this we experienced a reduction in labor and overhead production costs, and despite the impact of increased costs of yarn and fabric in 2010, overall cost of sales was reduced.
Selling expenses: Selling expenses decreased $4.0 million, or 3.9%, to $100.3 million for the six months ended June 30, 2011 as compared to $104.3 million for the six months ended June 30, 2010. The decrease was mainly attributable to reduced advertising and marketing expenses of $1.9 million and facility related expenses of $2.1 million. As a percentage of sales, selling expenses decreased to 40.3% in the six months ended June 30, 2011 from 41.0% in the six months ended June 30, 2010 and this percentage change was caused primarily by the lower advertising and marketing costs, store labor and occupancy costs, partially offset by lower operating leverage.
General and administrative expenses: General and administrative expenses increased $2.6 million, or 5.2%, to $52.5 million for the six months ended June 30, 2011 as compared to $49.9 million for the six months ended June 30, 2010. This increase was mainly attributable to stock based compensation of $1.2 million, salaries and wages of $1.1 million primarily from increases in senior management personnel, $0.3 million in additional professional fees incurred primarily in connection with financial planning and associated legal fees.
As a percentage of sales, general and administrative expenses increased to 21.1% in the six months ended June 30, 2011 from 19.6% in the six months ended June 30, 2010 from the reduced leverage caused by lower sales.
Retail store impairment charges: We recorded impairment charges relating primarily to retail store leasehold improvements of $1.7 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively, with the decrease due to fewer store closings in 2011.
Interest expense: Interest expense increased $4.2 million, to $14.9 million for the six months ended June 30, 2011 from$10.7 million for six months ended June 30, 2010 primarily from an increase in the average balance of debt outstanding. Interest rates on our various debt facilities and capital leases ranged from 4.7% to 18.0% for the six months ended June 30, 2011 and 4.5% to 17.0% for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 primarily consisted of amortization of debt discount and deferred financing cost of approximately $3.6 million, Lion Credit Agreement paid in kind interest of approximately $8.8 million, interest paid in cash of $2.6 million and other interest expense.
For the six months ended June 30, 2010, interest expense primarily consisted of amortization of debt discount and deferred financing costs of $2.9 million, interest paid in cash of $3.7 million, Lion Credit Agreement paid in kind interest of $3.3 million, and other interest expense.
Foreign currency transaction gain: For the six months ended June 30, 2011, foreign currency transaction gains totaled $1.1 million as compared to a loss of $2.7 million for the six months ended June 30, 2010. The change related to lower valuation of the U.S. Dollar relative to foreign currencies with which we transact our business.
Unrealized gain on change in fair value of warrants and purchase rights: We recorded a $15.1 million unrealized gain in the fair value of warrants and purchase rights for the six months ended June 30, 2011 associated with the fair value measurement of purchase rights to an investor group and additional warrants to Lion at June 30, 2011 compared to $1.0 million unrealized loss for the six months ended June 30, 2010.
Loss on Extinguishment of Debt: During the six months ended June 30, 2011, we recorded a loss of $3.1 million on extinguishment of debt associated with the amended terms of the Lion Credit Agreement.
Income tax provision: The provision for income tax decreased $12.3 million, to $0.9 million for the six months ended June 30, 2011 as compared to $13.2 million for the six months ended June 30, 2010. For the six months ended June 30, 2010 we recorded charges to income tax expense for valuation allowances against certain deferred tax assets in the amount of $14.1 million. The Company incurred a loss from operations on a consolidated basis for the six months ended June 30, 2011. However some of the Company's foreign domiciled subsidiaries incurred income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, the Company recorded a provision for income tax expense for the six months ended June 30, 2011, and there were no charges or benefits recorded to income tax expense for valuation allowances.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $6.9 million in cash, $1.3 million of availability for additional borrowings and $52.4 million outstanding on a $75.0 million revolving credit facility under the BofA Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), $1.4 million of availability for additional borrowings and $4.1 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7 to our condensed consolidated financial statements under Item 1 - Financial Statements), and $83.8 million (including paid-in-kind interest of $7.6 million and net of discount of $23.2 million) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8 to our condensed consolidated financial statements under Item 1 - Financial Statements). As of July 31, 2011, approximately $7.8 million of availability for additional borrowings and $46.0 million outstanding on the credit facility under the BofA Credit Agreement and $1.5 million of availability for additional borrowings and $3.6 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the issuance of common stock, and the exercise of warrants. Our principal liquidity requirements have been for working capital, capital expenditures, and operating losses. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.

We incurred a loss from operations of $18.3 million for the six months ended June 30, 2011, compared to a loss from operations of $30.1 million for the six months ended June 30, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2010 contained a “going concern” explanatory paragraph. The BofA Credit Agreement, Lion Credit Agreement and Bank of Montreal Credit Agreement contain covenants which require us to furnish our audited financial statements and audited financial statements of our Canadian operations, respectively, without a going concern or like qualification. Noncompliance with such covenants could have constituted a default under such credit agreements and, absent a waiver, prevented us from making borrowings under the BofA Credit Agreement and the Bank of Montreal Credit Agreement.

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

On April 26, 2011, we sold 15,777 shares of Common Stock and certain purchase rights (Note 13) to a group of investors, at a price of $0.90 per share, for the aggregate net cash purchase price of approximately $12.4 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. This transaction improved our liquidity position by approximately $8.0 million.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares in a private placement exempt from registration of the Company's Common Stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of Common Stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of Common Stock for $0.90 per share. These transactions resulted in $8.3 million of aggregate proceeds before transaction costs, and additional liquidity for the Company.

We are executing a plan to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including possible store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, we continue to develop other initiatives intended to increase sales, reduce costs or improve liquidity. Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.
Cash Flow Overview

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(8,493)	$(23,722)
Investing activities	(4,659)	(7,219)
Financing activities	12,663	31,008
Effect of foreign exchange rate on cash	(286)	(1,045)
Net decrease in cash	$(775)	$(978)
Six Months Ended June 30, 2011
For the six months ended June 30, 2011, cash used in operations was $8.5 million. This was a result of net losses of $21.0 million, offset by non-cash expenses of $15.9 million. Non-cash expenses primarily include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock-based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash was used for working capital due to an increase in trade receivables of $0.5 million, an increase in inventory of $12.3 million, an increase in income taxes receivable of $1.8 million, an increase in other long-term assets of $1.4 million; partially offset by decreases in prepaid expenses and other current assets of $2.3 million, and a net increase in accounts payable, accrued expenses, and other liabilities of $10.2 million. The increase in our inventory balances was driven, in part, by our production planning and scheduling methodology which calls for maintaining of normal production levels throughout the year, regardless of seasonality in demand. This approach allows us to have efficient inventory levels in stock and to be well positioned in anticipation of the summer selling season which begins in the second quarter of our fiscal year. Inventory also increased due to the effect of a historically high cost of yarn and related increase in fabric costs. The increase in accounts payable was as a result of higher inventory and reduced liquidity. With the recent receipt of the financing previously discussed and with our entry into our primary selling seasons, we may be able to reduce the balance of accounts payable on a gradual basis.

For the six months ended June 30, 2011, we used $4.7 million of cash in investing activities. This consisted of increased net investment in property and equipment of $1.3 million for the U.S. Wholesale segment, $2.7 million for the U.S. Retail segment, $0.1 million for the Canada segment and $0.6 million for the International segment. We have not opened any new stores in the first half of 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment were primarily to replace with maintenance and other minor upgrades for existing stores.

For the six months ended June 30, 2011, cash provided by financing activities was $12.7 million. This consisted primarily from proceeds of $14.4 million from the sale of common stock and purchase rights, and $3.1 million in proceeds from a sale-

leaseback financing transaction for manufacturing equipment; partially offset by repayment of $0.8 million under our revolving credit facilities and repayment other net borrowings.

Six Months Ended June 30, 2010
For the six months ended June 30, 2010, cash used in operating activities was $23.7 million. This was a result of a net loss of $57.5 million, non-cash expenses of $48.9 million (depreciation, amortization, foreign exchange transaction loss, stock based compensation, accrued interest-in-kind, change in fair value of warrant liability, impairment charges, deferred income taxes, inventory reserve, loss on disposal of property and equipment, bad debt expense, and deferred rent), offset by a decrease in accounts payable and accrued expenses and other liabilities of $2.3 million, an increase in income taxes receivable of $1.2 million, increases in inventory of $15.5 million, increases in trade receivables of $4.9 million and decreases in prepaid expenses and other assets of $1.8 million. The increase in inventory was due to higher levels of production in the second quarter, increased manufacturing costs, and introduction of new product styles. The increases in trade receivables were primarily due to a $12.1 million increase in wholesale net sales in our U.S. Wholesale segment during the first half of 2010 as compared to the first half of 2009.
For the six months ended June 30, 2010, cash used in investing activities was $7.2 million. This consisted of capital expenditures of approximately $2.8 million for the U.S. Wholesale segment, $2.9 million for the U.S. Retail segment, $0.7 million for the International segment and $0.8 million for the Canada segment. During this period, no new retail stores were opened in the United States, one new retail store was opened in Canada, and two new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of capital expenditures for manufacturing equipment, computer hardware and software. Investments in the other segments were primarilyto replace with maintenance and other minor upgrades for existing stores.
For the six months ended June 30, 2010, cash provided by financing activities was $31.0 million. This consisted primarily from net borrowings of $35.0 million under our revolving credit facilities, offset by net cash overdraft, taxes associated with stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.

Debt Agreements

The following is an overview of American Apparel's total outstanding debt obligations as of June 30, 2011 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	June 30, 2011
Revolving credit facility	Bank of America, N.A.	4.7%	$52,371
Revolving credit facility (Canada)	Bank of Montreal	5.0%	4,097
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	18.0%	83,771
Other			482
Capital lease obligations	33 individual leases ranging between $1-$511	From 6.1% to 16.7%	3,551
Cash overdraft			1,180
Total debt including cash overdraft			$145,452

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. At June 30, 2011 our gross availability under the credit agreement was $75.0 million, minimum excess availability was $12.5 million, and our excess availability was $1.3 million. The BofA Credit Agreement also requires us to furnish our annual audited financial statements without a "going concern" or like qualification.

On February 18, 2011, we entered into an amendment to the Lion Credit Agreement, which, among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges for professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. In connection with the fifth amendment, we paid Lion a fee of approximately $1.0 million.

Consolidated EBITDA (as defined by the Lion Credit amendment for purposes of calculating Consolidated EBIDTA covenant) for the twelve months ended June 30, 2011 was $19.1 million compared to the minimum required by the Lion Credit Agreement of $10 million . Our Total Debt to Consolidated EBITDA ratio was in excess of 4.00:1.00 computed based on Total Debt of $144.3 million and Consolidated EBITDA (as defined by the Lion Credit Agreement for purposes of computing the total leverage ratio) was a loss of $0.9 million for the twelve months ending June 30, 2011. Because we exceeded this leverage ratio as of June 30, 2011, the interest rate payable remained at 18%. The Lion Credit Agreement also requires us to furnish our audited financial statements without a "going concern" or like qualification and sets an annual limitation of our capital expenditures to $27,500 for fiscal 2011.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25:1.00. The Bank of Montreal Credit Agreement also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. The Bank of Montreal Credit Agreement also requires us to furnish our annual audited financial statements of our Canadian operations without a "going concern" or like qualification.

On April 26, 2011, we entered into an amendment under the BofA Credit Agreement, which, among other things, waived the requirement to furnish our 2010 audited financial statements without a “going concern” or like qualification. The amendment also required us to, among other things, i) receive new equity contribution in excess of $10.5 million and ii) revises the financial covenant requiring minimum excess availability to require excess availability in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. On the same date we also entered into an amendment under the Lion Credit Agreement by which the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification has also been waived for financial statements relating to the 2010 fiscal year. On May 9, 2011, we entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification. As of June 30, 2011, we were in compliance with the terms of our various credit agreements.
Future Capital Requirements

As of June 30, 2011, we had (i) approximately $6.9 million in cash, (ii) $1.3 million of availability for additional borrowings and $52.4 million outstanding under the BofA Credit Agreement, (iii) $1.4 million of availability for additional borrowings and $4.1 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,777 shares of Common Stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investor purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of Common Stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares in a private placement exempt from registration of the Company's Common Stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of Common Stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of

Common Stock for $0.90 per share. These transactions resulted in $8.3 million in aggregate proceeds before transaction costs, and additional liquidity for the Company.
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
Issued and outstanding letters of credit were $7.4 million at June 30, 2011, and were related primarily to workers' compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.
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
Critical Accounting Estimates and Policies
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010 we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	sales returns and other allowances;

•	allowance for doubtful accounts;

•	inventory valuation, obsolescence;

•	valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	foreign currency;

•	accruals for the outcome of current litigation;

•	fair value of warrant and purchase right liabilities;

•	stock based compensation; and

•	self-insurance liabilities.
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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011.

However, through July 31, 2011, quoted cost of yarn has experienced some volatility, and declined by 25% from March 31, 2011 levels. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although, we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. Further, in response to increases in our raw material costs we have implemented price increases of certain products in our Wholesale and U.S. Retail segments. We are unable to predict if we will be able to successfully pass on the added cost of raw materials by further increasing the price of our products to our wholesale and retail customers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on the our interest rate exposure on variable rate borrowings at June 30, 2011, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $47 per month. We determined these amounts based on approximately $56.5 million of variable rate borrowings at June 30, 2011. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 39.7% of our net sales for the six months ended June 30, 2011 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls over financial reporting as of December 31, 2010 (described below), which have not been fully remediated as of June 30, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of June 30, 2011, the following material weaknesses existed:

Material weakness related to the control environment. We concluded that, in certain instances, we did not maintain an adequate control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control over financial reporting. Specifically, we concluded that we did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating our control environment: (i) a sufficient number of adequately trained accounting personnel in our foreign subsidiaries with appropriate expertise in GAAP, and (ii) a sufficient number of trained accounting personnel with expertise in GAAP to ensure complex material and/or non-routine transactions are properly reflected in our consolidated financial statements

Material weakness related to financial closing and reporting process. We concluded that we did not perform adequate independent reviews and maintain effective controls over the preparation of financial statements in the following respects: preparation of the consolidated financial statements and related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts.

(b) Remediation Activities

Over the course of fiscal 2010 and during 2011, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. As of July 31, 2011, we have filled openings in certain key financial positions, including Corporate Vice President of Finance, Director of Finance for our Canadian companies, Director of Finance for our UK and European companies, Director of Accounting & Controls Compliance, and Corporate Assistant Controller. We are in the process of recruiting resources for the remaining open positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we have developed and are implementing a technical training program for the accounting and finance staff in the areas of GAAP related to complex and non-routine transactions relevant to our operations. We continue to improve our corporate wide procedures to facilitate uniform application of accounting policies on a global basis.

Material weakness related to financial closing and reporting process: We continue to improve the preparation and review of account reconciliations by implementing specific procedures and internal controls, including the detailed review of our financial closing process by our internal audit group, to monitor and evaluate key accounts and assumptions behind our critical estimates. We have identified and implemented additional internal controls to strengthen account analysis within the categories of fixed assets, deferred rent, and inventory To address inventory costing, we have transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. As of June 30, 2011 we have fully updated our standard costing systems to reflect the recent trends in raw material costs and labor rates. We are implementing an enhanced workforce management system which will enable us to more accurately track direct labor to specific production runs. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and remediate this material weakness.

(c) Changes in ICFR

As noted in section (b) above, as of June 30, 2011 we have fully updated our standard costing systems to reflect the recent trends in raw material costs and labor rates. Also, as of July 31, 2011, we have filled openings in certain key financial positions, including Corporate Vice President of Finance, Director of Finance for our Canadian companies, Director of Finance for our UK and European companies, Director of Accounting and Controls Compliance and Corporate Assistant Controller. Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

During 2011, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for us has asserted that it is not obligated to provide coverage for this proceeding. We have accrued an estimate for this loss contingency in our accompanying consolidated balance sheet as of June 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier has asserted that it is not obligated to provide coverage for this proceeding. We have not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. We do not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong, and Jessica Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our condensed consolidated balance sheet as of June 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong and Jessica Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our condensed consolidated balance sheet as of June 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz and Anthony Partida (the cases described above) and Jessica Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, and Emilie Truong (the cases described above) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

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

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against us and certain of our officers and executives on behalf of American Apparel shareholders who purchased our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection had on American Apparel. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. On May 31, 2011, Defendants filed motions to dismiss the Federal Securities Action. A hearing on the motions is scheduled for September 12, 2011. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in our registered independent accounting firm and our financial reporting and internal controls. We have also received a subpoena from the SEC for documents relating to its investigation surrounding the change in our registered independent accounting firm and our financial reporting and internal controls. We intend to cooperate fully with these subpoenas and investigations.

On May 9, and May 16, 2011, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to a complaint filed by a former employee with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, our policies with respect to and accounting of foreign currency transactions and transfer pricing.  We intend to fully cooperate with these subpoenas.

On February 17, 2011, we filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2)

damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from American Apparel and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11. The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250 million. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920. Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On July 28, 2011, the Court ordered this case into arbitration.

On April 27, 2011, three of the former employees filed suit against American Apparel, Dov Charney and an American Apparel employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. We believe that this matter is covered by insurance, and are awaiting confirmation of coverage from our carriers.

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
During the six months ended June 30, 2011, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and on Form 10-Q for the three months ended March 31, 2011, except for the changes and additions described below. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 31, 2011) for the year ended December 31, 2010 for a list of our risk factors.

As a result of operating losses and negative cash flows from operations, together with other factors, we may not have sufficient liquidity to sustain operations and to continue as a going concern.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010 and for the six months ended June 30, 2011. Our current operating plan indicates that we will incur a loss from operations for fiscal year 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. As a result of these factors together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2010 contain a “going concern” explanatory paragraph in the report of our independent registered public accounting firm, and such financial statements and our financial statements for the six months ended June 30, 2011 included herein also contain “going concern” disclosure in the notes thereto. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

Mr. Charney, certain other Investors and our warrant-holders, Lion/Hollywood, L.L.C. (“Lion”) and SOF Investments, L.P.-Private IV (“SOF”), currently own or have the right to acquire a substantial number of shares of our Common Stock.

As of July 31, 2011, Mr. Charney currently owns 45.7 million shares of Common Stock. In addition, Mr. Charney had agreed to acquire, subject to receipt of stockholder approval, or has a right to acquire or receive, up to an additional 42.4 million shares of Common Stock. Of these shares, 0.7 million shares were purchased on July 12, 2011 for, and 1.6 million shares may be acquired by, Mr. Charney at a price of $0.90 per share (on the same terms as are applicable to the other Investors' shares described below), 2.1 million shares are issuable to Mr. Charney if the market price of the Common Stock meets a certain threshold or there is a change of control of the Company in each case on or before March 24, 2013, and the remaining shares are issuable to Mr. Charney in installments if the market price of the Common Stock meets certain thresholds between April 2012 and April 2015. The resale of Mr. Charney's shares has not been registered and these shares are or, when issued will be, restricted securities under the securities laws. Of the shares currently owned by Mr. Charney, a total of 37.3 million of such shares are subject to a lock-up agreement and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened upon the occurrence of certain events).

On April 26, 2011, we issued to certain Investors an aggregate of 15.8 million shares of Common Stock, and such Investors had the right to acquire up to an additional 27.4 million shares of Common Stock at a price of $0.90 per share, within 180 days of the closing date, subject to certain topping-up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to April 26, 2012, including reduction of the purchase price to the lowest-issued price for such issuances made at a price below the purchase price, subject to some exceptions. The Investors also were granted one demand registration right with respect to their initial shares and one additional demand registration right if they purchase additional shares, in each case, exercisable after the four-month anniversary of the closing date, subject to customary terms and conditions. As of July 31, 2011, the Investors have purchased 8.4 million shares of these 27.4 million shares, and have 19.0 million shares remaining.

We also have outstanding warrants exercisable to purchase an aggregate of 22.6 million shares of Common Stock, representing, as of July 31, 2011, on an as-converted basis, approximately 18% of the outstanding Common Stock (after giving effect to the issuance of the shares underlying such warrants). As of July 31, 2011, SOF holds a warrant, expiring on December 19, 2013, to purchase 1.0 million shares of Common Stock at an exercise price of $2.139 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrant. In addition, Lion holds warrants, each expiring on February 18, 2018, to purchase an aggregate of 21.6 million shares of Common Stock at an exercise price of $1.00 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement. In addition, upon the issuance of any additional shares to Mr. Charney or the Investors as described above, pursuant to the Lion Credit Agreement, we would be required to issue to Lion additional warrants, with an exercise price of $1.00 per share, subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement, to purchase a number of shares of Common Stock sufficient to prevent dilution of Lion's fully-diluted beneficial ownership of Common Stock as a result of the issuance of such shares. Lion also has certain demand and piggyback registration rights with respect to the shares of Common Stock underlying its warrants.

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

As of July 31, 2011 assuming (i) issuance in full of the remaining 19.0 million shares of Common Stock out of the original 27.4 million shares the Investors have a right to purchase as described above, (ii) issuance in full of the 41.7 million shares out of the original 42.4 million shares of Common Stock issuable to Mr. Charney or that Mr. Charney has a right to purchase or receive as described above, (iii) exercise in full of new warrants issued to Lion as a result of such issuances to the Investors and Mr. Charney, (iv) exercise in full of Lion's and SOF's existing warrants to purchase a total of 22.6 million shares of Common Stock, (v) exercise in full by management of currently outstanding options to purchase, and full vesting of restricted stock awards with respect to, a total of 2.5 million shares of Common Stock and (vi) no other issuances of Common Stock or securities convertible, exercisable or exchangeable for Common Stock, the percentage ownership of stockholders other than Mr. Charney, the Investors and holders of outstanding warrants and purchase rights as described above would be reduced from approximately 29% as of July 31, 2011 to approximately 19%.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on December 18, 2007 and incorporated by reference herein)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on June 27, 2011 and incorporated by reference herein)

3.3	Bylaws of the Registrant, as amended (included as Exhibit 4.1 of the Registration Statement on Form S-8 (File No. 333-175430) filed on July 11, 2011 and incorporated by reference herein)

4.1
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated April 26, 2011, issued to Lion/Hollywood L.L.C (included as Exhibit 10.6 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

4.2
Amendment No. 1, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011(included as Exhibit 10.7 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

4.3
Amendment No. 2, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009 (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed on July 13, 2011 and incorporated by reference herein)

4.4
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 7, 2011, issued to Lion/Hollywood L.L.C. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on July 13, 2011 and incorporated by reference herein)

4.5
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 12, 2011, issued to Lion/Hollywood L.L.C. (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 00l-32697) filed on July 13, 2011 and incorporated by reference herein)

10.1	Registrant's 2011 Omnibus Stock Incentive Plan (included as Annex B of the Definitive Proxy Statement (File No. 001-32697) filed on May 20, 2011 and incorporated by reference herein)

10.2
Form of Purchase and Investment Agreement, dated as of April 21, 2011, by and among American Apparel, Inc. and the purchasers signatory thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 an incorporated by reference herein)

10.3
Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.2 of the Current Report on Form 8-K/A (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

10.4
Form of Voting Agreement, dated as of April 26, 2011, between Dov Charney and the other persons signatory thereto (included as Exhibit 10.3 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

10.5
Waiver, Consent and Eighth Amendment to Credit Agreement, dated as of April 26, 2011, by and among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Facility Guarantors party thereto, Bank of America, N.A. and the lenders party thereto (included as Exhibit 10.4 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

10.6
Waiver and Sixth Amendment to Credit Agreement, dated as of April 26, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.5 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein)

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
Date: August 8, 2011

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2011
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 8, 2011
John Luttrell