Form 10-Q
period 2011-09-30
AMERICAN APPAREL, INC
filed 2011-11-08
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Common stock, $0.0001 par value 109,071,961 shares issued (4,483,627 subject to vesting) on November 7, 2011.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:
•future financial condition and operating results;
•our ability to remain in compliance with financial covenants under our financing arrangements;
•our ability to extend, renew or refinance our existing debt;
•our liquidity and losses from operations and projected cash flows and related impact on our ability to continue as a going concern;
•our plan to make continued investments in advertising and marketing;
•our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;
•the outcome of investigations, enforcement actions and litigation matters, including exposure which could exceed expectations;
•our intellectual property rights and those of others, including actual or potential competitors; our personnel, consultants, and collaborators;
•operations outside the United States;
•trends in raw material costs and other costs both in the industry and specific to the Company;
•the supply of raw materials and the effects of supply shortages on our financial condition and results of operations;
•economic and political conditions;
•overall industry and market performance;
•the impact of accounting pronouncements;
•our ability to improve manufacturing efficiency at our production facilities;
•management's goals and plans for future operations; and
•other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our liquidity and losses from operations and projected cash flows and related impact on our ability to continue as a going concern;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to regain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting pronouncements or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•
risks associated with our foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	adverse changes in our credit ratings and any related impact on financial costs and structure;

•
continued compliance with U.S. and foreign government regulations, legislation and regulatory environments, including environmental, immigration, labor and occupational health and safety laws and regulations;

•
the risk that information technology systems changes may disrupt our supply chain or operations and our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•
litigation and other inquiries and investigations, including the risks that we or our officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverages;

•	our ability to effectively manage inventory and inventory reserves;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company;

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation;

•
our ability to find a new qualified independent director to fill the vacancy on our Audit Committee and our ability to realign our Board of Directors, in each case within the timeframe prescribed by the NYSE Amex Company Guide, in order to regain compliance with NYSE Amex listing standards and maintain listing on the NYSE Amex;

•	disruptions due to severe weather or climate change; and

•	any other risks that we may identify in this Form 10-Q or in the documents that we incorporate by reference.

All forward-looking statements speak only as of the date of this Form-10Q or, in the case of any documents incorporated by reference in this Form-10Q, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2011
	(unaudited)	December 31, 2010*
ASSETS
CURRENT ASSETS
Cash	$7,968	$7,656
Trade accounts receivable, net of allowances of $2,037 and $2,630 at September 30, 2011 and December 31, 2010, respectively	18,569	16,688
Prepaid expenses and other current assets	9,304	9,401
Income taxes receivable and prepaid income taxes	5,435	4,114
Inventories, net	185,598	178,052
Deferred income taxes, net of valuation allowance of $9,682 and $9,661 at September 30, 2011 and December 31, 2010, respectively	448	626
Total current assets	227,322	216,537
PROPERTY AND EQUIPMENT, net	71,331	85,400
DEFERRED INCOME TAXES, net of valuation allowance of $42,665 and $42,318 at September 30, 2011 and December 31, 2010, respectively	1,091	1,695
OTHER ASSETS, net	23,896	24,318
TOTAL ASSETS	$323,640	$327,950
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$844	$3,328
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $16,012 at December 31, 2010	55,784	138,478
Accounts payable	31,558	31,534
Accrued expenses and other current liabilities	39,420	39,028
Fair value of warrants and purchase rights	11,899	993
Income taxes payable	173	230
Current portion of capital lease obligations	1,207	560
Total current liabilities	140,885	214,151
LONG-TERM DEBT, net of unamortized discount of $22,414 at September 30, 2011	89,850	444
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	—	4,611
CAPITAL LEASE OBLIGATIONS, net of current portion	1,998	542
DEFERRED TAX LIABILITY	167	260
DEFERRED RENT	23,064	24,924
OTHER LONG-TERM LIABILITIES	11,547	7,994
TOTAL LIABILITIES	267,511	252,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares (120,000 shares at December 31, 2010); 108,487 shares issued and 103,274 shares outstanding at September 30, 2011 and 79,192 shares issued and 73,838 shares outstanding at December 31, 2010	10	8
Additional paid-in capital	163,001	153,881
Accumulated other comprehensive loss	(3,033)	(3,168)
Accumulated deficit	(101,692)	(73,540)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	56,129	75,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$323,640	$327,950
* Condensed from audited financial statements

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$140,889	$134,473	$389,760	$389,020
Cost of sales	65,898	64,288	178,705	189,210
Gross profit	74,991	70,185	211,055	199,810
Selling expenses	52,283	55,177	152,536	159,134
General and administrative expenses (including related party expenses of $197 and $224 for the three months, and $628 and $661 for the nine months ended 2011 and 2010, respectively)	24,552	22,481	77,025	72,670
Retail store impairment	784	576	2,436	6,173
Loss from operations	(2,628)	(8,049)	(20,942)	(38,167)
Interest expense (including related party interest expense of $ - and $67 for the three months, and $64 and $199 for the nine months ended 2011 and 2010, respectively)	8,832	6,363	23,715	17,091
Foreign currency transaction loss (gain)	1,855	(3,304)	780	(620)
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(6,101)	(410)	(21,201)	624
Loss on extinguishment of debt	—	—	3,114	—
Other income	(186)	(35)	(240)	(236)
Loss before income taxes	(7,028)	(10,663)	(27,110)	(55,026)
Income tax provision (benefit)	166	(1,172)	1,042	11,986
Net loss	$(7,194)	$(9,491)	$(28,152)	$(67,012)
Basic and diluted loss per share	$(0.07)	$(0.13)	$(0.32)	$(0.94)
Weighted average basic and diluted shares outstanding	102,279	71,447	88,614	71,388

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Cash received from customers	$387,780	$386,478
Cash paid to suppliers, employees and others	(392,684)	(410,168)
Income taxes (paid) refunded	(1,413)	1,320
Interest paid	(3,959)	(5,383)
Other	323	247
Net cash used in operating activities	(9,953)	(27,506)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(7,284)	(11,316)
Proceeds from sale of fixed assets	72	43
Net cash used in investing activities	(7,212)	(11,273)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash overdraft	(2,484)	(2,265)
(Repayments) borrowings under revolving credit facilities, net	(1,309)	43,496
Net proceeds from issuance of common stock and exercise of purchase rights	21,710	—
Payment of debt issuance costs	(1,690)	(592)
Repayment of term loans and notes payable	(10)	(88)
Proceeds from capital lease obligations	3,100	—
Repayment of capital lease obligations	(996)	(1,488)
Net cash provided by financing activities	18,321	39,063
EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(844)	(879)
NET INCREASE (DECREASE) IN CASH	312	(595)
CASH, beginning of period	7,656	9,046
CASH, end of period	$7,968	$8,451
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(28,152)	$(67,012)
Depreciation and amortization of property and equipment and intangibles	19,109	21,118
Amortization of debt discount and deferred financing costs	6,120	4,457
Foreign exchange transaction loss (gain)	780	(620)
Stock based compensation expense	4,538	1,763
Accrued interest paid-in-kind	13,636	7,251
Allowance for inventory shrinkage and obsolescence	783	1,032
Change in fair value of warrants and purchase rights	(21,201)	624
Loss on extinguishment of debt	3,114	—
Retail store impairment	2,436	6,173
Deferred income taxes	793	17,162
Gain on disposal of property and equipment	83	12
Bad debt expense	503	676
Deferred rent	(1,862)	2,436
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(2,483)	(3,218)
Inventories	(8,651)	(26,061)
Prepaid expenses and other current assets	(174)	2,198
Other assets	(2,880)	(2,009)
Accounts payable	1,492	11,486
Accrued expenses and other liabilities	3,227	(3,650)
Income taxes receivable/payable	(1,164)	(1,324)
Net cash used in operating activities	$(9,953)	$(27,506)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$4,688	$—
Property and equipment acquired and included in accounts payable	$1,488	$1,517
Reclassification of Lion Warrant from equity to debt	$11,339	$—
Issuance of warrants and purchase rights at fair value	$6,387	$1,762
Exercise of purchase rights	$2,857	$—
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2011, the Company operated a total of 247 retail stores in the United States, Canada and 18 other countries.

Going Concern, Liquidity and Management's Plan
As of September 30, 2011, the Company had $7,968 in cash, $3,929 of availability for additional borrowings and $51,079 outstanding on the $75,000 revolving credit facility under the BofA Credit Agreement which matures in July 2012 (see Note 7), $2,789 of availability for additional borrowings and $4,650 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (see Note 7), and $89,454 (including paid-in-kind interest of $12,474 and net of discount $22,414) of term loans outstanding under the Lion Credit Agreement (see Note 8). As of October 31, 2011, the Company had $7,496 of availability for additional borrowings and $47,595 outstanding on the credit facility under the BofA Credit Agreement and $3,493 of availability for additional borrowings and $4,121 outstanding on the credit facility under the Bank of Montreal Credit Agreement.

During the nine months ended September 30, 2011, and as more fully described in Notes 10 and 13, the Company sold 26,763 shares of its common stock and received aggregate cash proceeds, net of transaction costs, of $21,710, which provided aggregate liquidity to the Company of $16,710 as a result of the following transactions: (i) On March 24, 2011, the Company sold 1,801 shares of common stock at a price of $1.11 per share, to Dov Charney ("Mr. Charney"), Chairman and CEO of the Company, for aggregate proceeds, net of transaction costs, of $2,000; (ii) On April 26, 2011 the Company sold 15,777 shares of common stock to a group of investors ( the "Investors"), at a price of $0.90 per share, and purchase rights to acquire up to an aggregate of 27,443 additional shares of common stock at $0.90 per share, for the aggregate proceeds, net of transaction costs, of $12,416; (iii) On April 26, 2011 the Company had a mandatory increase in its lender reserve of $5,000 under the BofA Credit Agreement; (iv) On July 7, 2011, the Investors exercised their purchase rights to purchase an additional 6,667 shares of the Company's common stock for $0.90 per share, and (v) On July 12, 2011, Mr. Charney purchased 778 shares of common stock for $0.90 per share, and the Investors exercised additional rights to purchase 1,740 shares of common Stock for $0.90 per share. These transactions resulted in aggregate proceeds, net of transaction costs, of $7,294.

The Company incurred a loss from operations of $20,942 for the nine months ended September 30, 2011, compared to a loss from operations of $38,167 for the nine months ended September 30, 2010. The current operating plan indicates that losses from operations will be incurred for all of fiscal 2011. Consequently, the Company may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that the Company will be able to continue as a going concern.

Management is in the process of executing a plan to improve the operating performance and the financial position of the Company. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the Company's logistics operations; reducing corporate expenses; merchandise price rationalization in the Company's wholesale and retail channels; renegotiating the terms of a number of the Company's retail real estate leases, including store closures; improving merchandise allocation procedures and rationalizing staffing levels. In addition, the Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. Although management's plan reflects improvements in these trends, there can be no assurance that management's plan to improve the operating performance and the financial position of the Company will be successful. The Company continues to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance the Company will be successful in those efforts.

On April 26, 2011, the Company entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification. On the same date, the Company also entered into an amendment under the Lion Credit Agreement, which waived the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification. On May 9, 2011, the Company entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the fiscal 2010 audited financial statements of the Company's Canadian operations without a "going concern" or like qualification. There can be no assurance in the future that the Company will be able to receive a waiver, if necessary, with respect to its fiscal 2011 audited financial statements.

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
A reconciliation of comprehensive loss for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss, as reported	$(7,194)	$(9,491)	$(28,152)	$(67,012)
Foreign currency translation adjustments	(1,279)	1,093	135	(121)
Comprehensive loss	$(8,473)	$(8,398)	$(28,017)	$(67,133)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its cash risk by investing through major financial institutions. The Company had approximately $7,473 and $7,038 held in foreign banks at September 30, 2011, and December 31, 2010, respectively.

The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of current credit information. The Company also maintains an insurance policy for certain customers based on the customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer accounted for 22.5% and 24.3% of the Company's total trade accounts receivable as of September 30, 2011 and December 31, 2010, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that are identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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
The Company enters into forward contracts from time-to-time to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At September 30, 2011, the Company held no forward exchange contracts. For the nine months ended September 30, 2011, losses of $33, and for the three and nine months ended September 30, 2010, a gain of $2 and a loss of $8, respectively, were recorded in the accompanying condensed consolidated statements of operations.
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
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") ASC 740—“Income Taxes”, and gross unrecognized tax benefits at September 30, 2011 and December 31, 2010 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term note, warrants and purchase rights. The fair value of cash, accounts receivable, accounts payable, and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis (see Note 9). The fair value of each warrant and each purchase right is estimated using the Binomial Lattice and Monte Carlo simulation valuation models (see Note 13).
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
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. No triggering events occurred during the three and nine months ended September 30, 2011 and therefore an impairment test of goodwill was not performed.
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

Note 4. Inventories
The components of inventories are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$18,639	$18,461
Work in process	1,525	1,125
Finished goods	171,935	164,319
	192,099	183,905
Less reserve for inventory shrinkage and obsolescence	(6,501)	(5,853)
Total, net of reserves	$185,598	$178,052
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and nine months ended September 30, 2011 and 2010, no supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for such identified excess and slow-moving inventories. At September 30, 2011 and December 31, 2010, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $3,362 and $3,869, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company has a reserve for inventory shrinkage in the amount of $3,139 and $1,984 at September 30, 2011 and December 31, 2010, respectively.

Note 5. Property and Equipment
The components of property and equipment are as follows:

	September 30, 2011	December 31, 2010
Machinery and equipment	$47,748	$46,755
Furniture and fixtures	39,338	38,515
Computers and software	29,631	28,133
Automobiles and light trucks	1,076	1,173
Leasehold improvements	81,245	86,572
Buildings	566	585
Construction in progress	330	584
	199,934	202,317
Less accumulated depreciation and amortization	(128,603)	(116,917)
Total	$71,331	$85,400

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
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. Depreciation and amortization was $6,126 and $19,109 for the three and nine months ended September 30, 2011, respectively, and $6,704 and $21,118 for the three and nine months ended September 30, 2010, respectively.
The Company identified indicators of impairment at certain retail stores within its U.S. Retail, Canadian, and International segments, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. The Company performed a recoverability test and an impairment test on these stores. The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. Based upon the results of the discounted cash flow analysis (level 3 in the fair value hierarchy), the Company recorded an impairment charge relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail, Canadian, and International segments of $784 and $2,436 for the three and nine months ended September 30, 2011, respectively, and $576 and $6,173 for the three and nine months ended September 30, 2010, respectively.
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

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2011	December 31, 2010
Compensation and related taxes	$8,388	$7,586
Workers' compensation and other self-insurance reserves (Note 16)	5,244	4,261
Sales, value and property taxes	2,499	2,570
Gift cards and store credits	5,387	4,927
ICE inspection-related workers' compensation claims (Notes 15 and 16)	781	1,443
Loss contingencies	2,275	2,200
Accrued vacation	780	1,937
Other	14,066	14,104
Total accrued expenses	$39,420	$39,028

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Revolving credit facility, maturing July 2012	$51,079	$53,414
Revolving credit facility (Canada), maturing December 2012	4,650	3,799
Current portion of long-term debt (Note 8)	55	81,265
Total revolving credit facilities and current portion of long-term debt	$55,784	$138,478

Revolving Credit Facility
The Company has a revolving credit facility of $75,000 with Bank of America, N.A. (“BofA” and such credit facility, the “BofA Credit Agreement”), subject to certain advance restrictions based on eligible inventory and accounts receivable. The BofA Credit Agreement expires on July 2, 2012. Borrowings under the BofA Credit Agreement are subject to certain advance provisions established by BofA, and are collateralized by substantially all of the Company's U.S. assets and shares in its foreign subsidiaries. Available borrowing capacity at September 30, 2011 and December 31, 2010 was $3,929 and $4,915, respectively.

Interest under the BofA Credit Agreement is at the 3-month London Interbank Offered Rate (“LIBOR”) (0.37% at September 30, 2011) plus 4.5% or BofA's prime rate (which rate can in no event be lower than LIBOR plus 4.5% per annum and was 3.25% at September 30, 2011) plus 2.5%, at the Company's option. At September 30, 2011 and December 31, 2010, the Company had $7,492 and $8,583, respectively, of outstanding letters of credit secured against the BofA Credit Agreement.

Among other provisions, the BofA Credit Agreement contains certain subjective acceleration clauses and requires that the Company maintain an arrangement similar to a traditional lockbox. Additionally, the BofA Credit Agreement contains cross-default provisions with the Lion Credit Agreement and the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Lion Credit Agreement or the Bank of Montreal Credit Agreement would cause an event of default under the BofA Credit Agreement.

On April 26, 2011, the Company entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish its 2010 audited financial statements without a “going concern” or like qualification. The amendment also required the Company to, among other things, i) receive new equity contribution in excess of $10,500; ii) revise the financial covenant requiring minimum excess availability to increase the required excess availability by $5,000 to an amount not less than the greater of $12,500 and 15% of the lesser of the borrowing base and the revolving credit ceiling; and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment.

As of September 30, 2011, the Company was in compliance with all financial covenants of the BofA Credit Agreement.

Revolving Credit Facility (Canada)
The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at September 30, 2011) plus 2.00% per annum payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at September 30, 2011 and December 31, 2010 was $2,789 and $5,001, respectively.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and stockholder loans and advances, for the Company's Canadian subsidiaries. The ratio must be not less 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8,500 in any fiscal year, and imposes a minimum excess availability covenant which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the facility.

Additionally, the Bank of Montreal Credit Agreement contains cross-default provisions with the BofA Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the BofA Credit Agreement and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.

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

As of September 30, 2011, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

The Company incurred interest charges of $8,832 and $23,715 for the three and nine months ended September 30, 2011, respectively, and $6,363 and $17,091 for the three and nine months ended September 30, 2010, respectively, for all outstanding borrowings.

Note 8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Long-term debt with Lion (a)	$89,454	$81,206
Other	451	503
Total long-term debt	89,905	81,709
Current portion of long-term debt	(55)	(81,265)
Long-term debt, net of current portion	$89,850	$444

(a) Including accrued interest paid-in-kind of $12,474 and $17,218 and discount of $22,414 and $16,012 at September 30, 2011 and December 31, 2010, respectively.

Lion Credit Agreement
On March 13, 2009, the Company entered into an $80,000 term loan with Lion (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 17% per annum, payable quarterly in arrears. Effective February 18, 2011 the interest rate was increased to 18% per annum as described below. At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the BofA Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and a total leverage ratio covenant. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

Significant covenants in the Lion Credit Agreement include an annual limitation of the Company's capital expenditures to $27,500 for fiscal 2011. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments as described below.

On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the annual interest rate payable from 17% to 18% if the ratio is greater than 4.00 to 1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. As of September 30, 2011, the Company's Total Debt to Consolidated EBITDA exceeded 4.00 to 1.00, requiring an annual interest rate of 18%. The amendment also required that the Lion Warrant be amended (see Note 13). In connection with the amendment, the Company paid Lion a fee of $994, which was recorded as a loss on extinguishment of debt as described below.

In connection with the February 18, 2011 amendment, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a loss of $3,114 on extinguishment of existing debt. This loss on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $92,627 (which includes principal, paid-in-kind interest, original fair value of Lion Warrant originally recorded in equity, unamortized discount and unamortized deferred financing cost) and the fair value of the modified debt of $95,741 (which includes fair value of modified debt, fair value of modified Lion Warrant and amendment related fees). The difference between the carrying net amount of the existing debt of $99,394 and the fair value of the modified debt of $78,587 was recorded as a discount to the modified debt and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement.

On April 26, 2011, the Company entered into a sixth amendment to the Lion Credit Agreement, which among other things, waived the requirement to furnish its audited financial statements within 120 days after the fiscal year without a "going concern" or like qualification. The sixth amendment also, among other things, (i) required the Company to receive new equity contribution in excess of $10,500, (ii) required the Company to take certain measures to prevent the dilution of Lion's existing warrants (see Note 13) and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment. As of September 30, 2011, the Company is in compliance with the financial covenants under the Lion Credit Agreement.

Pursuant to the anti-dilution provisions, on March 24, 2011 and April 26, 2011, the Company issued to Lion new warrants to purchase 760 and 3,063 shares of common stock, respectively. In addition, the exercise price on all warrants issued to Lion were reduced to $1.00 per share, which exercise price is subject to anti-dilution adjustments as defined in the Lion Credit Agreement and the warrants. The fair value of the new warrants along with the change in the exercise price, aggregated $5,836 resulting in an additional debt discount to be amortized over the remaining term of the Lion Credit Agreement.

On July 7 and July 12, 2011 in connection with the sale of the Company's common stock to the Investors and Mr. Charney (see Note 13), the Company issued Lion new warrants to purchase an aggregate of 1,783 shares of common stock expiring February 2018 at an exercise price of $1.00 per share, which exercise price is subject to anti-dilution adjustments as defined in the Lion Credit Agreement and the warrants. The July warrants had an aggregate fair value of $1,351 which was added to debt discount and will be amortized over the remaining term of the Lion Credit Agreement.

Amortization of debt discount included in interest expense was $2,178 and $5,064 for the three and nine months ended September 30, 2011, respectively, and $1,150 and $3,353 for the three and nine months ended September 30, 2010, respectively.

The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the BofA Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facilities with BofA and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using the Binomial Lattice option valuation model and each purchase right using the Monte Carlo simulation valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2011.

The carrying amounts and fair values of the Company's financial instruments are presented below as of September 30, 2011:

	Carrying Amount	Fair Value (a)
Level 3 Liabilities
Long-term debt with Lion, net	$89,454	$72,558
Investor Purchase Rights	(b)	34
Charney Purchase Rights	(b)	1
Lion Warrant	(a)	11,638
SOF Warrant	(b)	226
	$89,454	$84,457
(a) Level 3 (b) No cost is associated with these liabilities (see Note 13)

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Warrants	Purchase Rights	Total
Balance at January 1, 2011	$993	$—	$993
Additions (see Note 13)	22,549	15,605	38,154
Exercises	—	(2,857)	(2,857)
Adjustment resulting from change in fair value recognized in earnings (1)	(11,678)	(12,713)	(24,391)
Balance at September 30, 2011	$11,864	$35	$11,899
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

Note 10. Subordinated Notes Payable to Related Party
On March 24, 2011, the Company and its CEO, Dov Charney, entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,801 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2,000 in cash, and (ii) the cancellation of three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate book value of approximately $4,700, including principal and accrued and unpaid interest outstanding in exchange for an issuance by the Company of an aggregate of 4,223 shares of common stock at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company, as defined in the purchase agreement.

Note 11. Income Taxes
Income taxes for the nine months ended September 30, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact the Company's future operating results. Finally, the Company's ability to continue as a going concern was also considered as evidence in the assessment of the need to establish a valuation allowance against the net deferred tax assets.
The Company incurred a substantial loss from operations for the year ended December 31, 2010 and also incurred a loss for the nine months ended September 30, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the nine months ended September 30, 2011 the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowance in certain foreign jurisdictions, is required. At September 30, 2011, the Company had recorded valuation allowances against its current and non-current deferred tax assets totaling $52,347. At December 31, 2011 an increase in the valuation allowance of approximately $4,900 will be recorded for the tax difference in the amount of the change in the fair value of Purchase Rights (see Note 9) recognized in earnings.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 through December 31, 2010. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2006 through December 31, 2010, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. At September 30, 2011, the Company had accumulated interest and penalties accrued of $90. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company's 2009 federal income tax return is also currently being audited by the U.S. Internal Revenue Service. The Company is also currently being audited by various state jurisdictions.

Note 12. Related Party Transactions
See Note 8 - Long Term Debt for a description of loans made by Lion to the Company; Note 10 - Subordinated Notes Payable to Related Party for a description of the loans made by the CEO to the Company and a purchase agreement, dated March 24, 2011, between the CEO and the Company related to such loans; and Note 13 - Stockholders' Equity for a description of the warrant issued by the Company to Lion and a purchase agreement, dated April 27, 2011, between the CEO and the Company.

Agreements Between CEO and Lion
In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (the "Investment Agreement") the CEO of the Company and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, the CEO of the Company has agreed to vote his shares of common stock in favor of Lion's designees, provided that the CEO's obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of the CEO of the Company, provided that Lion's obligation to so vote terminates if either (i) the CEO of the Company beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) the CEO of the Company is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) the CEO of the Company is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement (as defined below), as extended by a letter agreement, dated March 13, 2009, between the CEO of the Company and Lion.

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

Personal Guarantees by the Company’s CEO
As of September 30, 2011, the CEO of the Company has personally guaranteed the obligations of American Apparel under five property leases aggregating $3,574 in obligations.

Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expires in November 2011, with a five year extension, at the option of the Company. Rent expense was $155 and $466 for the three and nine months ended September 30, 2011 and 2010, respectively.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of the Company sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting fees amounting to $42 and $162 for the three and nine months ended September 30, 2011, respectively, and $69 and $195 for the three and nine months ended September 30, 2010, respectively.

Note 13. Stockholders' Equity

Sale of Common Stock
On April 26, 2011 the Company entered into a purchase and investment agreement with a group of investors ("Investors") and sold approximately 15,777 shares of common stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,416. The purchase rights gave the Investors the right to purchase up to an aggregate of approximately 27,443 additional shares of common stock at that price for a 180-day period, in each case subject to certain topping up and anti-dilution adjustments for additional issuances for cash of common stock (or securities exercisable, exchangeable or convertible for common stock), prior to the one-year anniversary of the closing date of the transaction, as described in the purchase and investment agreement (the "Investor Purchase Rights").

In connection with the purchase agreement with the Investors, which transaction was approved by the Company's stockholders on June 21, 2011, the Company entered into a purchase agreement with Mr. Charney, which among other things (i) allows Mr. Charney to purchase from the Company 778 shares of common stock at $0.90 per share, and (ii) the Company grants to Mr. Charney a right to purchase up to 1,556 additional shares of common stock on substantially the same terms as the purchase agreement with the Investors (the "Charney Purchase Rights").

The Investor Purchase Rights and Charney Purchase Rights (collectively, the "Purchase Rights") had a fair value of $15,605 at the date of the agreement, were recorded by the Company as a liability since they met the classification requirements for liability accounting in accordance with ASC 815-40. The fair value was calculated using the Monte Carlo simulation pricing model, and assumed a stock price of $1.58, exercise price of $0.90, volatility of 99.08%, annual risk free rate of .11% and a term of 0.5 years. Net proceeds of $12,416 were allocated entirely to the Purchase Rights. The difference between the net proceeds received and the fair value of the purchase rights aggregating $3,189 were recorded as a charge in the accompanying condensed consolidated statement of operations.

The investors were also granted one demand registration right with respect to the purchased shares and one additional demand registration right if their right to purchase additional shares is exercised, in each case exercisable after the four-month anniversary of the closing date of the transaction.

As a condition to the Investors purchasing the shares, the Company provided Mr. Charney with certain anti-dilution rights ( the ''Charney Anti-Dilution Rights".) The Charney Anti-Dilution Rights provide that Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 38,000 shares of the Company's common stock comprised of (i) up to 12,660 shares of common stock as anti-dilution protection with respect to the initial purchase of shares by the Investors (ii) in proportion to the exercise of the Purchase Rights by the Investors up to 25,320 shares of common stock as anti-dilution protection. The Company considers the 12,660 shares to be awards with market conditions under ASC 718. Each of the shares associated with the anti-dilution provision are issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price (“VWAP ”) for 60 consecutive trading days, calculated as set forth in the purchase agreement with Mr. Charney as follows: (i) for the measurement period from April 16, 2012 to and including April 15, 2013, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2013 to and including April 15, 2014, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, the VWAP of the common stock during a period of 60 consecutive trading days exceeds $5.25 per share. The related service and amortization period for the shares occurs in three probability-weighted terms of 1.3, 2.2 and 3.2 years corresponding to the three measurement periods above. These awards expire after completion of each respective measurement period. The fair value of these awards of $7,106 was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, annual interest rate of 1.57%, volatility of 80.65% and no dividends.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares of the Company's common stock for $0.90 per share. On July 12, 2011, Mr. Charney purchased 778 shares of common stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of common stock for $0.90 per share. These transactions resulted in $7,294 in aggregate proceeds, net of transaction costs, and additional liquidity for the Company. The fair value of these exercised rights at the date of exercise aggregated $2,857, which was reclassified in accordance with ASC 815 from a liability to stockholders' equity in the accompanying September 30, 2011 condensed consolidated balance sheet.

As a result of the Investor Purchase Right exercises aggregating 8,407 shares, Mr. Charney would be eligible to receive, subject to the satisfaction of certain conditions as described above, approximately 7,756 shares out of the total 25,320 Charney Anti-Dilution Rights referred to above. The Company considers these 7,756 shares to be awards with market conditions under ASC 718. The fair value of these awards of $2,979 was determined under the Monte Carlo simulation valuation model, and will be recorded as a charge to compensation expense over the measurement period. The calculation was based on the exercise price of $0, annual interest rate of 0.95%, volatility of 80.5% and no dividends.

On October 23, 2011, the remaining Investor Purchase Rights of 19,037 expired and Mr. Charney was no longer eligible to receive the remaining 17,564 Charney Anti-Dilution Rights effective October 24, 2011. In addition, on October 24, 2011, the remaining 1,556 Charney Purchase Rights expired.

During the three and nine months ended September 30, 2011, the Company recorded share-based compensation expense associated with the Charney Anti Dilution Rights of $1,197 and $1,808, respectively (none in 2010). No amounts have been capitalized. As of September 30, 2011, unrecorded compensation cost related to the Charney Anti-Dilution Rights was $8,277 which is expected to be recognized through 2015.

Common Stock Warrants and Purchase Rights
On December 19, 2008, the Company entered into the Ninth Amendment with SOF to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009. In conjunction with this extension, the Company issued to SOF the SOF Warrant to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price is subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant on February 18, 2011, the exercise price of the SOF Warrant was adjusted to $2.739 per share. The sale of common stock to a group of investors on April 26, July 7 and July 12, 2011 (as discussed above) resulted in a further reduction to the exercise price of the SOF Warrant to $2.139 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815, Contracts in Entity's Own Equity ("ASC 815").

As of September 30, 2011 and December 31, 2010, the value of the SOF Warrant was estimated to be $226 and $993, respectively, and was recorded in the accompanying condensed consolidated balance sheet. The calculation as of September 30, 2011 was based on a contractual remaining term of 2.2 years, exercise price of $2.139, interest rate of 0.29%, volatility of 92.8% and no dividends.

On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2018 and to reduce the exercise price of the Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Warrant or the Lion Credit Agreement. Upon the effective date of the amendment, the fair value of the existing Lion Warrant was reclassified from stockholders equity to a liability in accordance with ASC 815. The fair value of the Lion Warrant was estimated using the Binomial Lattice valuation model. Furthermore, in the event of any issuance and sale of common or preferred stock of the Company or any debt for equity exchange or conversion completed by the Company, in each case either definitively agreed or consummated within 180 days after the effective date of the amendment, the amendment requires the Company to issue to Lion a new warrant to purchase at an exercise price of $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant or the Lion Credit Agreement, a number of shares sufficient to preserve its fully-diluted beneficial ownership giving effect to the stock issuance or debt for equity exchange or conversion, as applicable. The amendment also requires such new warrant and the Lion Warrant to be adjusted, if the shares issued in such stock issuance or debt for equity exchange or conversion are issued at a price less than $1.11, to the lowest issuance price in such stock issuance or debt for equity exchange.

On April 26, 2011, in connection with the sale of common stock to Investors as described above, the Company entered into a waiver agreement and an amendment to the Lion Credit Agreement which (i) extended the period of the prior amendment, whereby the exercise price may be adjusted or new warrants are required to be issued in certain events, from 180 days to 365 days to February 18, 2012 (the "Adjustment Period") and reduced the exercise price of such new warrants from $1.11 to the lesser of $0.90 and the lowest issued price in an issuance of the Company's stock or a debt for equity exchange or a conversion, as applicable; (ii) requires additional new warrants and adjustments in the exercise price for certain stock issuances or debt for equity conversions or exchanges at less than $1.00 per share after the Adjustment Period and prior to repayment of obligation under the Lion Credit Agreement; (iii) reduced the exercise price of the existing warrants from $1.11 to $1.00 per share as a result of the transaction under the April 26, 2011 purchase agreement with the investors; and (iv) required the Company to issue to Lion a new warrant to purchase an aggregate of 3,063 shares of common stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and Lion Credit Agreement. The fair value of the April 26, 2011 Lion Warrant, and the fair value effect of the Lion amendment to reduce the exercise price of its existing warrants, was $4,074 and $962, respectively, and were recorded as liabilities in accordance with ASC 815 with a corresponding increase to debt discount. The fair values were calculated using the Monte Carlo simulation pricing model, and assume a stock price of $1.58, exercise price of $1.00, volatility of 77.44%, annual risk free rate of 2.71% and a term of 6.8 years. The discount will be amortized over the remaining term of the Lion Credit Agreement.

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

On July 7 and July 12, 2011, and in connection with the sale of the Company's common stock to the Investors and Mr. Charney, the Company issued Lion new warrants to purchase an aggregate of 1,783 shares of common stock expiring February 2018 at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. The fair value of the July 7 and 12, 2011 Lion warrants totaled $1,351, and was recorded as a liability in accordance with ASC 815 with a corresponding increase to debt discount.

As of September 30, 2011, the fair value of the Lion Warrants was estimated to be $11,638 and was recorded as a liability in the accompanying condensed consolidated balance sheet using the Monte Carlo simulation valuation model.

As of September 30, 2011, the fair value of the Investor Purchase Rights and Charney Purchase Rights using the Monte Carlo simulation valuation model aggregated $35 and was recorded as a liability in the accompanying condensed consolidated balance sheet. The calculation was based on a contractual remaining term of 0.1 years, interest rate of 0.02%, volatility of 30.9% and no dividends. The Investor Purchase Rights and Charney Purchase Rights expired on October 23, 2011 and October 24, 2011, respectively.

The following table summarizes common stock warrants and Purchase Rights issued, forfeited, expired and outstanding:

		Warrants			Purchase Rights
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	17,000	$2.05	5.1	—	$—	—
Issued	38,606	1.10	6.5	28,999	0.90	0.3
Forfeited (1)	(33,000)	2.03	—	—	—
Exercised				(8,407)	0.90
Expired	—	—	—	—	—
Outstanding - September 30, 2011	22,606	$1.05	6.3	20,592	$0.90	0.1
Fair value - September 30, 2011	$11,864			$35

(1) The 33,000 forfeited warrants represents shares repriced during the nine months ended September 30, 2011.

Sale of Common Stock to the Company's CEO
On March 24, 2011, the Company entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased an aggregate of 1,801 shares of the Company's common stock at a price of $1.11 per share for approximately $2,000 and (ii) the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate of approximately $4,700 book value , were canceled in exchange for an issuance of an aggregate balance of 4,223 shares of the Company's common stock to Mr. Charney at a price of $1.11 per share with 50% of such shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company.

A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of September 30, 2011 are as follows:

SOF Warrants	1,000
Lion Warrants	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416
Contingent Shares - Mr. Charney	2,112
Employee Options & Restricted Shares	6,728
51,862
(1) Pursuant to the April 26, 2011 Investor Purchase Agreement

The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights; nor does it include any additional shares of common stock that may be issued to the Investors, if any, as a result of topping-up and anti-dilution adjustments.

Note 14. Share-Based Compensation
On December 12, 2007, the Company's stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allows the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The 2007 Plan provided for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $75, at the beginning of each year of Board service. As of September 30, 2011, there were no shares available for future grants under the 2007 Plan.
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson, two former directors who were also representatives of Lion Capital, each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant. For the nine months ended September 30, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant and is reflected in operating expenses in the accompanying condensed consolidated statements of operations.

On February 16, 2010, the Compensation Committee awarded 515 shares of the Company's common stock (fully vested and not subject to any restrictions or conditions), having an aggregate value of $1,400, to eligible employees in all operating segments of the Company. Charges for the award are included in cost of sales and in operating expenses in the accompanying statement of operations for the nine months ended September 30, 2010. Of the $1,400, approximately $500 was withheld for the payment of employee tax withholding and employee portion of payroll taxes and 303 shares with an aggregate value of $851 were issued to employees. The net share settlement is deemed to be a repurchase by the Company of its common stock. The value of the stock award was determined based upon the February 16, 2010 closing price per share of $2.80.

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

On October 7, 2010, the Board of Directors approved the grant of 1,000 stock options and 500 restricted shares to Mr. Thomas M. Casey, acting President ("Mr. Casey").  The vesting period for the options and restricted shares occurs in four equal installments on each of January 1, 2011, 2012, 2013 and 2014. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $773 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $1.75, an expected term of 6.25 years using the simplified method, interest rate of 1.08%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $580 was determined based upon the October 7, 2010 closing price per share of $1.16. Total stock compensation recognized for Mr. Casey's stock options and restricted shares was $422. On May 20, 2011 Mr. Casey was issued 125 restricted shares that vested upon grant that became available under the 2007 Plan. Unrecorded compensation cost related to non-vested share and option awards to Mr. Casey aggregated $762 as of September 30, 2011, which will be recognized through 2013, subject to Mr. Casey's continued employment.

On February 3, 2011, the Board of Directors approved the grant of 700 stock options and 350 restricted shares to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell"). There is a mutual agreement between Mr. Luttrell and the Company that these shares and stock options will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2014, subject to Mr. Lutrell's continued employment. The options will expire on the tenth anniversary of issuance. On October 10, 2011 the Company issued to Mr. Luttrell the 700 stock options and 350 restricted shares.

On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years (the "Staff RSA").There is a mutual agreement between Mr. Staff and the Company that these shares will be issued as they become available and will be recorded in accrued expenses until there is a measurement date. The restricted shares will vest in full on March 21 in the year following the year such shares are granted, subject to Mr. Staff's continued employment. As of September 30, 2011 these restricted stock awards are classified as a derivative liability because they embody an obligation to issue a variable number of shares for a fixed monetary amount. On October 24, 2011 Mr. Staff entered into a separation agreement ("Staff Separation Agreement") with the Company whereby Mr. Staff will resign as the Company's Chief Business Development Officer effective November 4, 2011, and which provides for a cash severance payment in the amount of $300, payable in equal installments over the course of the six-month period immediately following the resignation date; and a cash payment in the amount of $300 in lieu of the Staff RSA, payable in a lump sum on the 60th day following the resignation date.

On May 20, June 21, and July 19, 2011 the Board of Directors approved the grant of 162, 174, and 85 restricted shares, respectively, to certain Company employees, including 125 shares to Mr. Casey as discussed above, with an aggregate value of $420. The restricted shares vested upon grant except for 48 shares that will vest on annual basis through 2014.

On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. In addition, the Board amended the 2007 Plan to provide that as of the effective date of registration of the 2011 Plan shares (which was July 11, 2011), no new awards shall be made under the 2007 Plan, and any and all shares that would otherwise become available for issuance under the terms of the 2007 Plan by reason of the expiration, cancellation, forfeiture or termination of an outstanding award under such plan shall again be available for grant under the 2011 Plan as of the date of such expiration, cancellation, forfeiture or termination.

On June 21, 2011 the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000.

On October 7, 2011 Mr. Adrian Kowalewski resigned as the Company's Executive Vice President, Corporate Strategy and as a member of its Board of Directors. In connection with Mr. Kowalewski's resignation, the unvested portion of the restricted stock award granted to him pursuant to the November 26, 2010 restricted share grant and equal to 1,067 shares as of the resignation date, became fully vested and non-forfeitable as of October 31, 2011.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding under the 2007 and 2011 Plans:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2011	5,050	$1.53	3.9
Granted	421	1.00	—
Vested	(1,005)	1.38	—
Forfeited	(127)	1.53	—
Non-vested - September 30, 2011	4,339	$1.52	3.1

The following table summarizes stock options granted, forfeited, expired and outstanding:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	1,000	$1.75	3.8
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - September 30, 2011	1,000	$1.75	3.2
Vested (exercisable) - September 30, 2011	250	$1.75	—	$—
Non-vested (exercisable) - September 30, 2011	750	$1.75	3.2	$—

The Company recorded share-based compensation expense of $886 and $2,730 for the three and nine months ended September 30, 2011, respectively, and $0 and $1,763 for the three and nine months ended September 30, 2010, respectively. No amounts have been capitalized. As of September 30, 2011, unrecorded compensation cost related to non-vested awards was $7,862, which is expected to be recognized through 2014.

Note 15. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was $19,612 and $20,917 for the three months ended September 30, 2011 and 2010, respectively, and $58,874 and $62,976 for the nine months ended September 30, 2011 and 2010, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities) and operating expenses in the accompanying condensed consolidated statements of operations.

Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $955 as of September 30, 2011 and $1,106 as of December 31, 2010 for state sales tax contingencies that require recognition under ASC 450 - “Contingencies.”

Advertising
At September 30, 2011, the Company had approximately $1,202 of open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2011.

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

Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $781 and $1,443 for the estimated exposure, which is included in accrued expenses as of September 30, 2011 and December 31, 2010, respectively, in the accompanying condensed consolidated balance sheets (see Note 6).

Receipt of NYSE Amex LLC Letter Relating to Audit Committee and Board Composition Non-Compliance
As a result of resignations of certain of the Company's directors previously disclosed by the Company, the Company's Audit Committee currently consists of two members instead of three members as required by the rules of the Exchange, and as of October 31, 2011, the Company's Board of Directors consists of three Class A directors, no Class B directors (with two Class B vacancies reserved for the designees of Lion/Hollywood L.L.C), and two Class C directors (with one Class C vacancy).

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

Note 16. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.90% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of September 30, 2011 and December 31, 2010, the Company had issued standby letters of credit in the amounts of $5,492 and $6,666, respectively, and cash deposits of $5,677 and $2,189, respectively, in favor of two insurance company beneficiaries. At September 30, 2011, the Company recorded a total reserve of $13,680 of which $3,431 is included in accrued expenses and $10,249 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2010, the Company recorded a total reserve of $9,092, of which $2,408 is included in accrued expenses and $6,684 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.

The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by a third party claim administrator. At September 30, 2011 and December 31, 2010, the Company's total reserve of $1,813 and $1,853, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 17. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 143 retail stores, as of September 30, 2011. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of September 30, 2011, the retail operations in the Canada segment were comprised of 38 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of September 30, 2011, the retail operations in the International segment were comprised of 66 retail stores operating outside of the United States and Canada in 18 countries. All of the Company's retail stores sell the Company's apparel products directly to consumers.

The Company's management evaluates performance based on a number of factors; however, the primary measures of performance are net sales, gross profit, and income or loss from operations of each business segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses. Such unallocated expenses remain within corporate.

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$36,780	$—	$3,517	$2,825	$43,122
Retail net sales	—	43,104	11,385	33,244	87,733
Online consumer net sales	5,625	—	362	4,047	10,034
Total net sales to external customers	42,405	43,104	15,264	40,116	140,889
Gross profit	8,897	29,607	9,432	27,055	74,991
Income (loss) from operations	4,465	(622)	(527)	5,339	8,655
Depreciation and amortization	1,833	2,599	404	1,290	6,126
Capital expenditures	838	1,169	77	473	2,557
Retail store impairment charges	—	119	640	25	784
Deferred rent (benefit) expense	59	(295)	(30)	(219)	(485)

	Three Months Ended September 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$33,608	$—	$3,121	$2,482	$39,211
Retail net sales	—	43,700	12,867	29,989	86,556
Online consumer net sales	4,943	—	394	3,369	8,706
Net sales to external customers	38,551	43,700	16,382	35,840	134,473
Gross profit	7,652	28,223	11,617	22,693	70,185
Income (loss) from operations	2,365	(5,975)	2,189	1,235	(186)
Depreciation and amortization	2,349	2,521	501	1,333	6,704
Capital expenditures	1,064	2,076	378	540	4,058
Retail store impairment charges	—	180	274	122	576
Deferred rent expense (benefit)	105	221	(92)	368	602

	Nine Months Ended September 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$98,840	$—	$9,270	$7,479	$115,589
Retail net sales	—	120,483	31,687	92,059	244,229
Online consumer net sales	16,353	—	1,299	12,290	29,942
Total net sales to external customers	115,193	120,483	42,256	111,828	389,760
Gross profit	30,518	82,031	25,463	73,043	211,055
Income (loss) from operations	16,002	(7,126)	(1,954)	7,618	14,540
Depreciation and amortization	6,015	7,887	1,246	3,961	19,109
Capital expenditures	2,179	3,848	209	1,048	7,284
Retail store impairment charges	—	296	642	1,498	2,436
Deferred rent expense (benefit)	211	(1,341)	(78)	(654)	(1,862)

	Nine Months Ended September 30, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$97,415	$—	$8,976	$8,570	$114,961
Retail net sales	—	127,334	36,648	85,508	249,490
Online consumer net sales	14,024	—	1,234	9,311	24,569
Net sales to external customers	111,439	127,334	46,858	103,389	389,020
Gross profit	20,064	85,195	30,651	63,900	199,810
Income (loss) from operations	2,421	(13,792)	3,108	(3,158)	(11,421)
Depreciation and amortization	6,969	7,789	1,664	4,696	21,118
Capital expenditures	3,896	4,972	1,076	1,372	11,316
Retail store impairment charges	—	2,841	750	2,582	6,173
Deferred rent expense (benefit)	341	1,412	(91)	774	2,436

Reconciliation of reportable segments combined loss from operations for the three and nine months ended September 30, 2011 and 2010 to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated income (loss) from operations of reportable segments	8,655	$(186)	14,540	(11,421)
Unallocated corporate expenses	(11,283)	(7,863)	(35,482)	(26,746)
Interest expense	(8,832)	(6,363)	(23,715)	(17,091)
Foreign currency transaction (loss) gain	(1,855)	3,304	(780)	620
Unrealized gain (loss) on change in fair value of warrants and purchase rights	6,101	410	21,201	(624)
Loss on extinguishment of debt	—	—	(3,114)	—
Other income	186	35	240	236
Consolidated loss before income taxes	$(7,028)	$(10,663)	$(27,110)	$(55,026)

Net sales by geographic location of customer for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
United States	$85,509	$82,251	$235,676	$238,773
Canada	15,264	16,382	42,256	46,858
Europe (excluding United Kingdom)	17,292	17,094	50,194	51,377
United Kingdom	9,888	8,334	27,299	22,771
South Korea	3,098	2,836	7,836	7,532
Japan	4,240	2,772	10,189	8,029
Australia	2,851	2,387	8,572	6,831
Other foreign countries	2,747	2,417	7,738	6,849
Total consolidated net sales	$140,889	$134,473	$389,760	$389,020
Long-lived assets - Property and equipment, net, by geographic location is summarized as follows:

	September 30, 2011	December 31, 2010
United States	$52,197	$61,754
Canada	5,220	7,063
Europe (excluding the United Kingdom)	4,894	6,257
United Kingdom	4,944	5,784
South Korea	365	394
Japan	1,279	1,290
Australia	1,113	1,311
Other foreign countries	1,319	1,547
Total Consolidated Long-Lived Assets	$71,331	$85,400

Identifiable assets by reportable segment:
U.S. Wholesale	$142,097	$129,948
U.S. Retail	83,186	92,931
Canada	31,227	32,876
International	67,130	72,195
Total	$323,640	$327,950

Foreign subsidiaries accounted for the following percentages of assets and total liabilities:

	September 30, 2011	December 31, 2010
Total assets	30.4%	32.0%
Total liabilities	11.0%	13.7%

Note 18. Litigation
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

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at the Company. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of September 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

On November 5, 2009, Guillermo Ruiz, a former employee of the Company, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of its employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong, Jessica Heupel and Anthony Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of September 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong, Jessica Heupel, and Anthony Heupel(the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of September 30, 2011. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about December 2, 2010, Emilie Truong, a former employee of the Company, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz and Anthony Partida (the cases described above) and Jessica Heupel and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, and Emilie Truong (the cases described above) and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

On or about September 9, 2011, Anthony Heupel, a former retail employee initiated arbitration proceedings on behalf of putative classes of current and former non-exempt California employees, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages in an amount in excess of $3,600, as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, Emilie Truong, and Jessica Heupel (the cases described above) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the putative securities class action currently pending in the U.S. District Court for the Central District of California (see below). On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). Plaintiffs in the Federal Derivative Action filed a consolidated amended shareholder complaint on June 13, 2011. The amended complaint alleges a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration Enforcement Inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. On August 29, 2011, Defendants filed motions to dismiss the Federal Derivative Action. A hearing on the motions is scheduled for December 12, 2011. Plaintiffs in each of the derivative cases seek damages on behalf of the Company in an unspecified amount, as well as equitable and injunctive relief. The Company does not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against the Company. The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on behalf of the Company.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case

No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against the Company and certain of its officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against the Company, certain of its officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in its press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of its internal and financial control policies and procedures; (ii) its employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. On May 31, 2011, Defendants filed motions to dismiss the Federal Securities Action. A hearing on the motions was held on September 12, 2011. The court took the matter under submission. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.

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

In August 2010, the Company received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls. The Company has also received a subpoena from the SEC for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls. The Company has been cooperating fully with these subpoenas and investigations.

On May 9, and May 16, 2011, the Company received a subpoena from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, the Company's policies with respect to and accounting of foreign currency transactions and transfer pricing.  The Company has been cooperating fully with these subpoenas.

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920 ( the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On July 28, 2011, the court ordered this case into arbitration. The Company's insurance carrier has acknowledged coverage of the New York Suit and the Los Angeles Suit, subject to a deductible and a reservation of rights.

On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. The Court has ordered this case into arbitration. The Company's insurance carrier has acknowledged coverage of this suit, subject to a deductible and a reservation of rights.

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

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of September 30, 2011, we operated a total of 247 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.net where we sell our clothing and accessories directly to consumers.
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
The following sets forth the change in retail store count during the three and nine months ended September 30, 2011 and 2010.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2011
Open at June 30, 2011	146	38	70	254
Opened	—	—	—	—
Closed	(3)	—	(4)	(7)
Open at September 30, 2011	143	38	66	247

Three Months Ended September 30, 2010
Open at June 30, 2010	158	41	81	280
Opened	—	—	1	1
Closed	(1)	—	(2)	(3)
Open at September 30, 2010	157	41	80	278

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(14)	(2)	(10)	(26)
Open at September 30, 2011	143	38	66	247

Nine Months Ended September 30, 2010
Open at January 1, 2010	160	40	81	281
Opened	—	1	3	4
Closed	(3)	—	(4)	(7)
Open at September 30, 2010	157	41	80	278

Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail stores for the three and nine months ended September 30, 2011 and 2010, including the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comparable store sales percentage increase (decrease) (1)	3%	(15)%	—%	(13)%
Number of stores in comparison	244	261	244	261
(1) Comparable store sales results include the impact of online store sales.

Excluding the impact of online store sales, comparable store sales would have increased 2% and decreased 2% for the three and nine months ended September 30, 2011, respectively, and decreased 16% and 14%, for the three and nine months ended September 30, 2010, respectively.

In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the current period to achieve a consistent basis for comparison.
Executive Summary
We incurred a loss from operations of $20.9 million for the nine months ended September 30, 2011, compared to a loss from operations of $38.2 million for the nine months ended September 30, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

We are in the process of executing a plan to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; reducing corporate expenses; merchandise price rationalization in our wholesale and retail channels; renegotiating the terms of a number of our retail real estate leases, including store closures; improving merchandise allocation procedures and rationalizing staffing levels. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.

Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

Liquidity Trends
As of September 30, 2011, we had

•
$8.0 million in cash, $3.9 million of availability for additional borrowings and $51.1 million outstanding on the $75,000 revolving credit facility under the BofA Credit Agreement which matures in July 2012 (see Note 1 to our condensed consolidated financial statements in Part I, Item 1),

•
$2.8 million of availability for additional borrowings and $4.7 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (see Note 1 to our condensed consolidated financial statements in Part I Item 1), and

•
$89.5 million (including paid-in-kind interest of $12.5 million and net of discount of $22.4 million) of term loans outstanding under the Lion Credit Agreement (see Note 8 to our condensed consolidated financial statements in Part I, Item 1).

As of October 31, 2011, we had

•
$7.5 million million of availability for additional borrowings and $47.6 million million outstanding on the credit facility under the BofA Credit Agreement (see Note 1 to our condensed consolidated financial statements in Part I, Item 1), and

•
$3.5 million million of availability for additional borrowings and $4.1 million million outstanding on the credit facility under the Bank of Montreal Credit Agreement (see Note 1 to our condensed consolidated financial statements in Part I, Item 1).

During the nine months ended September 30, 2011, we took certain steps to improve our liquidity position:

•	On March 24, 2011, we sold 1,801 shares of our common stock to Dov Charney ("Mr. Charney"), Chairman and CEO of the Company, for aggregate proceeds, net of transaction costs, of $2.0 million.

•	On April 26, 2011, we sold 15,777 shares of our common stock to a group of investors (the "Investors") for aggregate proceeds of $12.4 million after transaction costs.

•	On April 26, 2011 the lender reserve under our BofA Credit Agreement increased by $5.0 million.

•
In connection with the April 26, 2011 sale of our common stock, the Investors and Mr. Charney received the right to purchase up to an additional 27,443 and 25,320 shares, respectively at the same price within 180 days, subject to shareholder approval and certain anti-dilution and other adjustments.

•
On July 7 and 12, 2011, the Investors exercised their rights and purchased 6,667 and 1,740 shares, respectively of our common stock. On July 12, 2011, Mr. Charney exercised his rights and purchased 778 shares of our common stock. These transactions resulted in aggregate proceeds, net of transaction costs, of $7.3 million.

•
On October 23, 2011, the remaining Investor Purchase Rights of 19,037 expired and Mr. Charney was no longer eligible to receive the remaining 17,564 Charney Anti-Dilution Rights effective October 24, 2011. In addition, on October 24, 2011, the remaining 1,556 Charney Purchase Rights expired.

The sale of these 26,763 shares of our common stock improved our net liquidity position by $16.7 million. See Note 13 to our condensed consolidated financial statements in Part I, Item 1.

Three months ended September 30, 2011
For the three months ended September 30, 2011, we reported net sales of $140.9 million, an increase of $6.4 million , or 4.8% above the $134.5 million reported for the three months ended September 30, 2010. Gross margin increased to 53.2% for the three months ended September 30, 2011 compared to 52.2% for the three months ended September 30, 2010.

The increase in gross margin was primarily due to an increase in sales prices across our sales channels and improvement in manufacturing labor efficiencies beginning in the second half of 2010, partially offset by lower manufacturing volumes and the resulting lower absorption of fixed expenses.

Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, decreased $0.6 million, or 0.8%, to $77.6 million for the three months ended September 30, 2011 as compared to $78.2 million for the three months ended September 30, 2010. Fixed asset impairment expenses increased $0.2 million to $0.8 million for the three months ended September 30, 2011 as compared to $0.6 million for the three months ended September 30, 2010.

Interest expense increased $2.4 million to $8.8 million for the three months ended September 30, 2011, as compared to $6.4 million for the three months ended September 30, 2010 due to higher outstanding debt balances and higher interest rates under the Lion Credit Agreement.

Net loss for the three months ended September 30, 2011 was $7.2 million compared to $9.5 million for the three months ended September 30, 2010, primarily due to an increase in gross profit, reduction in selling expenses, and higher unrealized gain on change in fair value of warrants and purchase rights, partially offset by higher interest expense, foreign currency losses, and higher income tax expense.

Nine months ended September 30, 2011
For the nine months ended September 30, 2011, we reported net sales of $389.8 million, an increase of $0.8 million, or 0.2% above the $389.0 million reported for the nine months ended September 30, 2010. Gross margin increased to 54.1% for the nine months ended September 30, 2011 compared to 51.4% for the nine months ended September 30, 2010.

The increase in gross margin was primarily due to an increase in sales prices across our sales channels and improvement in manufacturing labor efficiencies beginning in the second half of 2010, partially offset by lower manufacturing volumes and the resulting lower absorption of fixed expenses.

Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, decreased $6.0 million, or 2.5%, to $232.0 million for the nine months ended September 30, 2011 as compared to $238.0 million for the nine months ended September 30, 2010. Fixed asset impairment expenses decreased $3.8 million to $2.4 million for the nine months ended September 30, 2011 as compared to $6.2 million for the nine months ended September 30, 2010. Impairment charges were lowered as the bulk of the investments in leasehold improvements in most underperforming stores as well the stores that were closed during the nine months ended September 30, 2011 had already been impaired in earlier periods.

Interest expense increased $6.6 million to $23.7 million for the nine months ended September 30, 2011, as compared to $17.1 million for the nine months ended September 30, 2010 due to higher outstanding debt balances and higher interest rates under the Lion Credit Agreement.

Net loss for the nine months ended September 30, 2011 was $28.2 million compared to $67.0 million for the nine months ended September 30, 2010, primarily due to an increase in gross profit, reduction in selling expenses, lower impairment charges, higher unrealized gain in change of fair value of warrants and purchase rights, and lower income tax expense, partially offset by higher general and administrative expenses, higher interest expense, foreign currency losses, and loss on extinguishment of debt.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$42,405	30.1%	$38,551	28.7%
U.S. Retail	43,104	30.6%	43,700	32.5%
Canada	15,264	10.8%	16,382	12.2%
International	40,116	28.5%	35,840	26.7%
Total net sales	140,889	100.0%	134,473	100.0%
Cost of sales	65,898	46.8%	64,288	47.8%
Gross profit	74,991	53.2%	70,185	52.2%

Selling expenses	52,283	37.1%	55,177	41.0%
General and administrative expenses	24,552	17.4%	22,481	16.7%
Retail store impairment charges	784	0.6%	576	0.4%
Loss from operations	(2,628)	(1.9)%	(8,049)	(6.0)%

Interest expense	8,832	6.3%	6,363	4.7%
Foreign currency transaction loss (gain)	1,855	1.3%	(3,304)	(2.5)%
Unrealized gain on change in fair value of warrants and purchase rights	(6,101)	(4.3)%	(410)	(0.3)%
Loss on extinguishment of debt	—	—%	—	—%
Other income	(186)	(0.1)%	(35)	—%
Loss before income taxes	(7,028)	(5.0)%	(10,663)	(7.9)%
Income tax provision (benefit)	166	0.1%	(1,172)	(0.9)%
Net loss	$(7,194)	(5.1)%	$(9,491)	(7.1)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $3.8 million, or 9.8%, to $42.4 million for the three months ended September 30, 2011 as compared to $38.6 million for the three months ended September 30, 2010. Wholesale net sales, excluding online consumer net sales, increased $3.2 million, or 9.5%, to $36.8 million for the three months ended September 30, 2011 as compared to $33.6 million for the three months ended September 30, 2010. The increase in wholesale net sales was driven by the launch of a new wholesale catalog, and focused effort on expanding our wholesale distribution customer base. We also added new products to our wholesale offering that attracted a more diversified customer base and optimized our promotions to bolster sales to new customers.
Online consumer net sales increased $0.7 million, or 14.3%, to $5.6 million for the three months ended September 30, 2011 as compared to $4.9 million for the three months ended September 30, 2010, in part as a result of improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment decreased $0.6 million, or 1.4%, to $43.1 million for the three months ended September 30, 2011 as compared to $43.7 million for the three months ended September 30, 2010. Store closures caused a $2.2 million sales decrease. Since September 30, 2010, the number of U.S. Retail segment stores in operation decreased from 157 to 143 at September 30, 2011.
Comparable retail store sales for U.S Retail segment for the three months ended September 30, 2011 increased by 2%, or $0.9 million.
Canada: Total net sales for the Canada segment decreased $1.1 million, or 6.7%, to $15.3 million for the three months ended

September 30, 2011 as compared to $16.4 million for the three months ended September 30, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total net sales in Canada would have been $14.4 million, or $2.0 million lower when compared to the same period last year.
Retail net sales decreased $1.5 million, or 11.6%, to $11.4 million for the three months ended September 30, 2011 from $12.9 million for the same prior year period. The decrease in sales is primarily due to $1.7 million in lower comparable retail store sales for the Canada segment, and $1.2 million attributable to store closures, partially offset by favorable currency exchange rates. Since September 30, 2010, the number of retail stores in the Canada segment in operation decreased from 41 to 38 at September 30, 2011.

Wholesale net sales were $3.5 million for the three months ended September 30, 2011, an increase of $0.4 million, or 12.9%, from $3.1 million for the comparable period in 2010 due to an increase in existing and new customer orders.
Online consumer net sales were substantially unchanged between periods.
International: Total net sales for the International segment increased $4.3 million, or 12.0%, to $40.1 million for the three months ended September 30, 2011 as compared to $35.8 million for the three months ended September 30, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $37.0 million, or $1.2 million higher when compared to the same period last year.
Retail net sales increased $3.2 million, or 10.7%, to $33.2 million for the three months ended September 30, 2011 as compared to $30.0 million for the three months ended September 30, 2010 primarily due to foreign currency gains and increased sales volume, partially offset by a $2.4 million decrease in sales due to a reduction in the number of International retail segment stores in operation from 80 to 66 at September 30, 2010 and September 30, 2011, respectively.
Comparable retail store sales for the International segment for the three months ended September 30, 2011 increased by 8%.
Wholesale net sales increased $0.3 million, or 12.0%, to $2.8 million for the three months ended September 30, 2011 as compared to $2.5 million for the three months ended September 30, 2010 primarily due to higher sales in the United Kingdom (U.K.).
Online consumer net sales increased $0.6 million, or 17.6%, to $4.0 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010 primarily due to an increase in orders in most markets, with the largest increases in the U.K. and and Japan.
Cost of sales: Cost of goods sold as a percentage of net sales was 46.8% and 47.8% for the three months ended September 30, 2011 and 2010, respectively. The cost of goods sold decrease was primarily due to improvements in manufacturing labor productivity, partially offset by lower manufacturing volume and the resultant lower absorption of fixed expenses. While the increase in cotton and fabric costs experienced during the first quarter of 2011 began to decrease in the third quarter of 2011, the impact of the reduction was not significant to the third quarter margins when compared to the same period in 2010.
Selling expenses: Selling expenses decreased $2.9 million, or 5.3%, to $52.3 million for the three months ended September 30, 2011 as compared to $55.2 million for the three months ended September 30, 2010. This decrease was attributable to decreases of $1.2 million in rent expense, $1.1 million in salaries, wages and benefits, and $0.6 million in advertising and promotion costs due primarily to store closings, partially offset by the effect of favorable foreign currency exchange rates.
General and administrative expenses: General and administrative expenses increased $2.1 million, or 9.3%, to $24.6 million for the three months ended September 30, 2011 as compared to $22.5 million for the three months ended September 30, 2010, due to increases of $1.8 million in stock based compensation expense and $1.2 million in salaries, partially offset by a decrease of $0.9 million in professional fees. The increase in salaries is primarily due to adding new senior management positions in order to execute the Company's operational performance and financial improvement plans.
Retail store impairment charges: We recorded impairment charges relating to retail store leasehold improvements of $0.8 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively.
Interest expense: Interest expense increased $2.4 million, to $8.8 million for the three months ended September 30, 2011 as compared to $6.4 million for the three months ended September 30, 2010 primarily from an increase in the average balance of debt outstanding and increased interest rate under the Lion Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 4.9% to 18.0% for the three months ended September 30, 2011 and 4.8% to 17.0% for the three months ended September 30, 2010.
Interest expense for the three months ended September 30, 2011 consisted of amortization of debt discount and deferred financing costs of $2.6 million, Lion Credit Agreement paid in kind interest of $4.9 million, interest paid in cash of $1.3 million and other interest expense, net.
Foreign currency transaction loss (gain): For the three months ended September 30, 2011, foreign currency transaction losses were $1.9 million as compared to a gain of $3.3 million for the three months ended September 30, 2010. The change related to a higher valuation of the U.S. dollar relative to certain foreign currencies in which we transact our business.
Unrealized gain on change in fair value of warrants and purchase rights: We recorded a $6.1 million unrealized gain on the fair value of warrants and purchase rights for the three months ended September 30, 2011 associated with the fair value measurement of purchase rights issued to the Investors and Mr. Charney, and additional warrants to Lion at September 30, 2011. We recorded a $0.4 million unrealized gain for the three months ended September 30, 2010.
Income tax provision (benefit): Income tax provision was $0.2 million for the three months ended September 30, 2011 as compared to a benefit of $1.2 million for the three months ended September 30, 2010. The Company incurred a loss from operations on a consolidated basis for the three months ended September 30, 2011. However some of the Company's foreign domiciled subsidiaries incurred income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, the Company recorded a provision for income tax expense for the three months ended September 30, 2011, and there were no charges or benefits associated with previously established valuation allowances. For the three months ended September 30, 2010, we recorded a benefit to income tax expense to recognize tax benefits associated with certain deferred tax assets that we determined were likely to be realized.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$115,193	29.6%	$111,439	28.6%
U.S. Retail	120,483	30.9%	127,334	32.7%
Canada	42,256	10.8%	46,858	12.0%
International	111,828	28.7%	103,389	26.6%
Total net sales	389,760	100.0%	389,020	100.0%
Cost of sales	178,705	45.9%	189,210	48.6%
Gross profit	211,055	54.1%	199,810	51.4%

Selling expenses	152,536	39.1%	159,134	40.9%
General and administrative expenses	77,025	19.8%	72,670	18.7%
Retail store impairment charges	2,436	0.6%	6,173	1.6%
Loss from operations	(20,942)	(5.4)%	(38,167)	(9.8)%

Interest expense	23,715	6.1%	17,091	4.4%
Foreign currency transaction loss (gain)	780	0.2%	(620)	(0.2)%
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(21,201)	(5.4)%	624	0.2%
Loss on extinguishment of debt	3,114	0.8%	—	—%
Other (income) expense	(240)	(0.1)%	(236)	(0.1)%
Loss before income taxes	(27,110)	(7.0)%	(55,026)	(14.1)%
Income tax provision	1,042	0.3%	11,986	3.1%
Net loss	$(28,152)	(7.2)%	$(67,012)	(17.2)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $3.8 million, or 3.4%, to $115.2 million for the nine months ended September 30, 2011 as compared to $111.4 million for the nine months ended September 30, 2010. Wholesale net sales, excluding online consumer net sales, increased $1.4 million, or 1.4%, to $98.8 million for the nine months ended September 30, 2011 as compared to $97.4 million for the nine months ended September 30, 2010. The increase in wholesale net sales was driven by the launch of a new wholesale catalog, and focused efforts on expanding our wholesale distribution customer base. We also added new products to our wholesale offering that attracted a more diversified customer base.
Online consumer net sales increased $2.4 million, or 17.1%, to $16.4 million for the nine months ended September 30, 2011 as compared to $14.0 million for the nine months ended September 30, 2010, primarily as a result of functional improvements to our website and fulfillment process, and well as a targeted online advertising and promotion effort.
U.S. Retail: Net sales for the U.S. Retail segment decreased $6.8 million, or 5.3%, to $120.5 million for the nine months ended September 30, 2011 as compared to $127.3 million for the nine months ended September 30, 2010. Store closures caused a $5.7 million sales decrease. Since September 30, 2010, the number of U.S. Retail segment stores in operation decreased from 157 to 143 at September 30, 2011. Comparable retail store sales for the U.S. Retail segment for the nine months ended September 30, 2011 decreased by 2%, or $2.1 million.
Canada: Total net sales for the Canada segment decreased $4.6 million, or 9.8%, to $42.3 million for the nine months ended September 30, 2011 as compared to $46.9 million for the nine months ended September 30, 2010. Store closures caused a $2.3 million sales decrease. Since September 30, 2010, the number of retail stores in the Canada segment in operation decreased from 41 to 38 at September 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total net sales for the current period would have been approximately $39.9 million, or $7.0 million lower when compared to the same period last year.
Comparable retail store sales for the Canada segment for the nine months ended September 30, 2011 decreased by 16%, or $5.9 million.

Wholesale net sales increased $0.3 million, or 3.3%, to $9.3 million for the nine months ended September 30, 2011 as compared to $9.0 million for the nine months ended September 30, 2010.
Online consumer net sales were substantially unchanged between periods.
International: Total net sales for the International segment increased $8.4 million, or 8.1%, to $111.8 million for the nine months ended September 30, 2011 as compared to $103.4 million for the nine months ended September 30, 2010. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2010, total revenue for the current period would have been approximately $104.0 million, or $0.6 million higher when compared to the same period last year.
Retail net sales increased $6.6 million, or 7.7%, to $92.1 million for the nine months ended September 30, 2011 as compared to $85.5 million for the nine months ended September 30, 2010, primarily due to a 4% increase in comparable retail store sales for the International segment and foreign currency changes. This increase was partially offset by store closures, which reduced sales by $5.0 million. Since September 30, 2010, the number of International retail segment stores in operation decreased from 80 to 66 at September 30, 2011.
Wholesale net sales decreased $1.1 million, or 12.8%, to $7.5 million for the nine months ended September 30, 2011 as compared to $8.6 million for the nine months ended September 30, 2010 primarily due to a decrease in customer demand and the number of customer orders in our Germany business, partially offset by increased sales in the U.K. wholesale segment.
Online consumer net sales increased $3.0 million, or 32.3%, to $12.3 million for the nine months ended September 30, 2011 as compared to $9.3 million for the nine months ended September 30, 2010 primarily due to an increase in orders and order quantities in Germany, the United Kingdom, Japan, and Australia.
Cost of sales: Cost of goods sold as a percentage of net sales was 45.9% and 48.6% for the nine months ended September 30, 2011 and 2010, respectively. The cost of goods sold decrease was primarily due to an improvement in manufacturing labor productivity. These effects were partially offset by lower manufacturing volumes and lower absorption of fixed costs for the first three quarters of 2011 compared to the first three quarters of 2010. While the increase in cotton and fabric costs experienced during 2010 and in the first quarter of 2011 began to decrease in the third quarter of 2011, the impact of the reduction was not significant to margins for the first three quarters of 2011 compared to the same period in 2010.
Selling expenses: Selling expenses decreased $6.6 million, or 4.1%, to $152.5 million for the nine months ended September 30, 2011 as compared to $159.1 million for the nine months ended September 30, 2010. The decrease was attributable to decreases of $3.3 million in facility-related expenses, $2.6 million in advertising and marketing expenses, and $0.7 million in other expenses primarily due to store closings, partially offset by the effect of favorable foreign currency exchange rates. As a percentage of sales, selling expenses decreased to 39.1% in the nine months ended September 30, 2011 from 40.9% in the nine months ended September 30, 2010 and this percentage change was caused primarily by lower advertising and marketing costs, store labor and occupancy costs.
General and administrative expenses: General and administrative expenses increased $4.3 million, or 5.9%, to $77.0 million for the nine months ended September 30, 2011 as compared to $72.7 million for the nine months ended September 30, 2010. The increase was due to increases of $2.9 million in stock-based compensation, $1.6 million in salaries and wages, and $1.7 in professional fees (primarily legal and consulting fees), partially offset by decreases of $1.9 million in depreciation expense. The increase in salaries is primarily due to adding new senior management positions in order to execute the Company's operational performance and financial improvement plans.
Retail store impairment charges: We recorded impairment charges relating primarily to retail store leasehold improvements of $2.4 million and $6.2 million for the nine months ended September 30, 2011 and 2010, respectively.
Interest expense: Interest expense increased $6.6 million, to $23.7 million for the nine months ended September 30, 2011 from $17.1 million for the nine months ended September 30, 2010 primarily from an increase in the average balance of debt outstanding. Interest rates on our various debt facilities and capital leases ranged from 4.9% to 18.0% for the nine months ended September 30, 2011 and 4.8% to 17.0% for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 primarily consisted of amortization of debt discount and deferred financing cost of approximately $6.1 million, Lion Credit Agreement paid in kind interest of approximately $13.6 million, interest paid in cash of $4.0 million and other interest expense.
Foreign currency transaction loss (gain): For the nine months ended September 30, 2011, foreign currency transaction loss totaled $0.8 million as compared to a gain of $0.6 million for the nine months ended September 30, 2010. The change related to a higher valuation of the U.S. Dollar relative to foreign currencies with which we transact our business.
Unrealized gain (loss) on change in fair value of warrants and purchase rights: We recorded a $21.2 million unrealized gain in the fair value of warrants and purchase rights for the nine months ended September 30, 2011 associated with the fair value measurement of purchase rights issued to the Investors and Mr. Charney, and additional warrants to Lion at September 30, 2011 compared to a $0.6 million unrealized loss for the nine months ended September 30, 2010.
Loss on Extinguishment of Debt: During the nine months ended September 30, 2011, we recorded a loss of $3.1 million on extinguishment of debt associated with the amended terms of the Lion Credit Agreement.
Income tax provision: Income tax provision was $1.0 million for the nine months ended September 30, 2011 a decrease of $11.0 million from $12.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2010 we recorded charges to income tax expense for valuation allowances against certain deferred tax assets in the amount of $16.5 million. The Company incurred a loss from operations on a consolidated basis for the nine months ended September 30, 2011. However, some of the Company's foreign domiciled subsidiaries incurred income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, the Company recorded a provision for income tax expense for the nine months ended September 30, 2011, and there were no charges or benefits recorded to income tax expense for valuation allowances.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $8.0 million in cash, $3.9 million of availability for additional borrowings and $51.1 million outstanding on a $75.0 million revolving credit facility under the BofA Credit Agreement which matures in July 2012, $2.8 million of availability for additional borrowings and $4.7 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $89.5 million (including paid-in-kind interest of $12.5 million and net of discount of $22.4 million) of term loans outstanding under the Lion Credit Agreement. See Notes 7 and 8 to our condensed consolidated financial statements in Part I, Item 1.

As of October 31, 2011, we had approximately $7.5 million of availability for additional borrowings and $47.6 million outstanding on the credit facility under the BofA Credit Agreement, and $3.5 million of availability for additional borrowings and $4.1 million outstanding on the credit facility under the Bank of Montreal Credit Agreement.

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the issuance of common stock, and the exercise of purchase rights. Our principal liquidity requirements have been for working capital, capital expenditures, and operating losses. We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.

We incurred a loss from operations of $20.9 million for the nine months ended September 30, 2011, compared to a loss from operations of $38.2 million for the nine months ended September 30, 2010. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

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

On April 26, 2011, we entered into an amendment under the BofA Credit Agreement, which among other things, waived the requirement to furnish our 2010 audited financial statements without a “going concern” or like qualification. The amendment also among other things, i) required us to receive new equity contribution in excess of $10.5 million and ii) revised the financial covenant requiring minimum excess availability to require excess availability in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. On the same date we also entered into an amendment under the Lion Credit Agreement which, among other things, waived the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification. On May 9, 2011, we entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the fiscal 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification. There can be no assurance in the future that the Company will be able to receive a waiver, if necessary, with respect to its fiscal 2011 audited financial statements.

On April 26, 2011, we sold 15,777 shares of our common stock and certain purchase rights to a group of investors, at a price of $0.90 per share, for the aggregate net cash purchase price of approximately $14.2 million before transaction costs of $1.8 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. This transaction improved our liquidity position by approximately $7.4 million. See Note 13 to our condensed consolidated financial statements in Part I, Item 1.

On July 7, 2011, the Investors exercised their purchase rights and purchased 6,667 shares of our common stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of our common stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of our common stock for $0.90 per share. These transactions resulted in $8.3 million of aggregate proceeds before transaction costs of approximately $1.0 million, and additional liquidity for the Company. On October 23, 2011, the remaining 19,037 Investor Purchase Rights expired and Mr. Charney was no longer eligible to receive the remaining 17,564 Charney Anti-Dilution Rights effective October 24, 2011. In addition, on October 24, 2011, the remaining 1,556 Charney Purchase Rights expired.
Cash Flow Overview

(dollar amounts in thousands)	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(9,953)	$(27,506)
Investing activities	(7,212)	(11,273)
Financing activities	18,321	39,063
Effect of foreign exchange rate on cash	(844)	(879)
Net increase (decrease) in cash	$312	$(595)
Nine Months Ended September 30, 2011
For the nine months ended September 30, 2011, cash used in operations was $10.0 million. This was substantially a result of net losses of $28.2 million, cash used in working capital of $10.6 million, partially offset by non-cash expenses of $28.8 million. Non-cash expenses primarily include depreciation, amortization, gain on disposal of property and equipment, foreign exchange transaction loss, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, loss on extinguishment of debt, accrued interest-in-kind, impairment charges, stock-based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash was used for working capital due to an increase in trade receivables of $2.5 million, an increase in inventory of $8.7 million, an increase in income taxes receivable of $1.2 million, increases in prepaid expenses and other current assets of $0.2 million, and an increase in other long-term assets of $2.9 million; partially offset by a net increase in accounts payable, accrued expenses, and other liabilities of $4.7 million.

The increase in our inventory balances was driven, in part, by our production planning and scheduling methodology which calls for maintaining of normal production levels throughout the year, regardless of seasonality in demand. This approach allows us to have efficient inventory levels in stock and to be well positioned in anticipation of key selling seasons. Inventory has also increased due to the effect of a historically high cost of yarn and related increase in fabric costs. With the receipt of financing previously discussed and with our entry into our primary selling seasons, we have been able to reduce the balance of accounts payable from $40.4 million at June 30, 2011 to $31.6 million at September 30, 2011.

For the nine months ended September 30, 2011, we used $7.2 million of cash in investing activities. This consisted of increased net investment in property and equipment of $2.2 million for the U.S. Wholesale segment, $3.8 million for the U.S. Retail segment, $0.2 million for the Canada segment and $1.0 million for the International segment. We have not opened any new stores in 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment were primarily capital asset replacements and maintenance and minor upgrades for existing stores.

For the nine months ended September 30, 2011, cash provided by financing activities was $18.3 million. This consisted primarily from proceeds of $21.7 million from the sale of common stock and purchase rights and $3.1 million in proceeds from a sale-leaseback financing transaction for manufacturing equipment, partially offset by the repayment of $1.3 million under our revolving credit facilities, repayment of $2.5 million of our cash overdraft, and the repayment of other net borrowings.

Nine Months Ended September 30, 2010
For the nine months ended September 30, 2010, cash used in operating activities was $27.5 million . This was a result of a net loss of $67.0 million, non-cash expenses of $62.1 million (depreciation, amortization, foreign exchange transaction gain, stock based compensation, accrued interest-in-kind, change in fair value of warrant liability, impairment charges, deferred income taxes, allowance for inventory shrinkage and obsolescence, gain on disposal of property and equipment, bad debt expense, and deferred rent), offset by an increase in trade receivables of $3.2 million, increases in inventory of $26.1 million, decreases in prepaid expenses and other current assets of $2.2 million, increase in other long-term assets of $2.0 million, an increase in accounts payable and accrued expenses and other liabilities of $7.8 million and a decrease in income taxes receivable/payable of $1.3 million. The increase in inventory was due to higher levels of production in the third quarter, increased manufacturing costs, and introduction of new product styles. The increases in trade receivables were primarily due to a $11.4 million increase wholesale net sales in our U.S.

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

Debt Agreements
The following is an overview of American Apparel's total outstanding debt obligations as of September 30, 2011 (dollar amounts in thousands):

Description of Debt	Lender Name	Interest Rate	September 30, 2011
Revolving credit facility	Bank of America, N.A.	4.9%	$51,079
Revolving credit facility (Canada)	Bank of Montreal	5.0%	4,650
Term loan from private investment firm	Lion Capital LLP	18.0%	89,454
Other			451
Capital lease obligations	33 individual leases ranging between $1-$511	From 6.1% to 16.7%	3,205
Cash overdraft			844
Total debt including cash overdraft			$149,683

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.

The BofA Credit Agreement imposes a minimum excess availability covenant, which requires us to maintain minimum excess availability of in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. At September 30, 2011, our gross availability under the credit agreement was $75.0 million, minimum excess availability was $12.5 million, and our excess availability was $3.9 million The BofA Credit Agreement also requires us to furnish our annual audited financial statements without a "going concern" or like qualification.

On February 18, 2011, we entered into an amendment to the Lion Credit Agreement, which, among other things, (i) redefined the monthly minimum consolidated EBITDA financial covenant calculation to include limited fees and charges for professional services, (ii) established new monthly minimum consolidated EBITDA amounts, (iii) adjusted the total debt to consolidated EBITDA ratios, and (iv) added a covenant for the total debt to consolidated EBITDA ratio that increases the interest rate payable from 17% to 18% if the ratio is greater than 4.00 to 1.00 for any four consecutive fiscal quarters or if consolidated EBITDA for any twelve consecutive fiscal month period is negative. In connection with the fifth amendment, we paid Lion a fee of approximately $1.0 million.

Consolidated EBITDA (as defined by the Lion Credit amendment for purposes of calculating the consolidated EBIDTA covenant) for the twelve months ended September 30, 2011 was $24.7 million compared to the minimum required by the Lion Credit Agreement of $18.8 million. Our total debt to consolidated EBITDA ratio was in excess of 4.00 to 1.00 computed based on total debt (including cash overdraft) of $149.7 million and consolidated EBITDA (as defined by the Lion Credit Agreement for purposes of computing the total leverage ratio) was $6.7 million for the twelve months ending September 30, 2011. Because we exceeded this leverage ratio as of September 30, 2011, the interest rate payable remained at 18%. The Lion Credit Agreement also requires us to furnish our audited financial statements without a "going concern" or like qualification and sets an annual limitation of our capital expenditures to $27,500 for fiscal 2011.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of EBITDA less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and shareholder loans and advances, for our Canadian subsidiaries, of not less than 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8.5 million in any fiscal year, and imposes a minimum excess availability covenant which requires our Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the credit facility. The Bank of Montreal Credit Agreement also requires us to furnish our annual audited financial statements of our Canadian operations without a "going concern" or like qualification. At September 30, 2011, our excess availability under the Bank of Montreal Credit Agreement was $2.8 million.

On April 26, 2011, we entered into an amendment under the BofA Credit Agreement, which, among other things, waived the requirement to furnish our 2010 audited financial statements without a “going concern” or like qualification. The amendment also required us to, among other things, i) receive new equity contribution in excess of $10.5 million and ii) revises the financial covenant requiring minimum excess availability to require excess availability in an amount not less than the greater of $12.5 million and 15% of the lesser of the borrowing base and the revolving credit ceiling. On the same date we also entered into an amendment under the Lion Credit Agreement by which the requirement to furnish the 2010 audited financial statements without a "going concern" or like qualification has also been waived for financial statements relating to the 2010 fiscal year. On May 9, 2011, we entered into a waiver agreement with the Bank of Montreal, which waived the requirement to furnish the 2010 audited financial statements of our Canadian operations without a "going concern" or like qualification. As of September 30, 2011, we were in compliance with the terms of our various credit agreements.
Future Capital Requirements

As of September 30, 2011, we had (i) approximately $8.0 million in cash, (ii) $3.9 million of availability for additional borrowings and $51.1 million outstanding under the BofA Credit Agreement which matures in July 2012, (iii) $2.8 million of availability for additional borrowings and $4.7 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement.

On April 26, 2011, we sold 15,777 shares of our common stock to a group of investors, at a price of $0.90 per share, for the aggregate cash purchase price of approximately $14.2 million, before transaction costs of $1.8 million, of which $5.0 million went to satisfy and meet the availability requirement of the amendment to the BofA Credit Agreement. The investors also received the right to purchase up to an additional 27,443 shares at the same price within 180 days, subject to shareholder approval and subject to certain anti-dilution and other adjustments. In connection with this transaction and as a condition to the investor purchasing the shares, Mr. Dov Charney was also provided with an anti-dilution protection if the market price of our common stock meets certain thresholds, subject to certain terms and conditions. This transaction improved our liquidity position by approximately $8.0 million.

On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares of our common stock for $0.90 per share. On July 12, 2011, Mr. Charney exercised rights to purchase 778 shares of our common stock for $0.90 per share and the Investors exercised additional rights to purchase 1,740 shares of our common stock for $0.90 per share. These transactions resulted in $8.3 million in aggregate proceeds before transaction costs of approximately $1.0 million, and additional liquidity for the Company. On October 23, 2011, the remaining 19,037 Investor Purchase Rights expired and Mr. Charney was no longer eligible to receive the remaining 17,564 Charney Anti-Dilution Rights effective October 24, 2011. In addition, on October 24, 2011, the remaining 1,556 Charney Purchase Rights expired.
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
Issued and outstanding letters of credit were $7.5 million at September 30, 2011, and were related primarily to workers' compensation insurance and rent deposits. We also have capital lease obligations which consist principally of leases for our manufacturing equipment.
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

Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. Quoted cost of yarn has experienced some volatility from the first quarter of 2011, but has trended downwards to levels near those at the beginning of 2011. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although, we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. Further, in response to increases in our raw material costs we have implemented price increases of certain products across all Business Segments. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on the our interest rate exposure on variable rate borrowings at September 30, 2011, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $46 per month. We determined these amounts based on approximately $55.7 million of variable rate borrowings at September 30, 2011. We are currently not using any hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 39.5% of our net sales for the nine months ended September 30, 2011 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our reported sales. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were ineffective due to material weaknesses existing in our internal controls over financial reporting as of December 31, 2010 (described below), which have not been fully remediated as of September 30, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of September 30, 2011, the following material weaknesses existed:

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

(b) Remediation Activities

During 2011, the Company continued to take substantial measures to remediate the remaining material weaknesses, described as follows:

Material weakness related to the control environment: We have identified a number of additional resources necessary to improve the overall domestic and international financial accounting and reporting departments. As of September 30, 2011, we have filled openings in certain key financial positions, including Corporate Vice President of Finance, Director of Finance for our Canadian companies, Director of Finance for our UK and European companies, Director of Accounting & Controls Compliance, and Corporate Assistant Controller. We are in the process of recruiting resources for the remaining open positions that are expected to enhance the overall technical capabilities of our resources. Additionally, we have developed and are implementing a technical training program for the accounting and finance staff in the areas of GAAP related to complex and non-routine transactions relevant to our operations. We continue to improve our corporate wide procedures to facilitate uniform application of accounting policies on a global basis.

Material weakness related to financial closing and reporting process: We continue to improve the preparation and review of account reconciliations by implementing specific procedures and internal controls, including the detailed review of our financial closing process by our internal audit group, to monitor and evaluate key accounts and assumptions behind our critical estimates. We have identified and implemented additional internal controls to strengthen account analyses related to inventory costing. We have transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. As of September 30, 2011 we have fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. We are implementing an enhanced workforce management system which will enable us to more accurately track direct labor to specific production runs. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and remediate this material weakness.

(c) Changes in ICFR

As noted in section (b) above, during the three months ended September 30, 2011 we fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. Also during the three months ended September 30, 2011, we filled openings in certain key financial positions, including Director of Finance for our Canadian companies, Director of Finance for our UK and European companies, Director of Accounting and Controls Compliance and Corporate Assistant Controller. Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

During 2011, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and contingencies in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.

On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. The parties are engaged in ongoing arbitration of this suit. Until arbitration proceedings are final, the ultimate costs could change. The insurance carrier for us has asserted that it is not obligated to provide coverage for this proceeding. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of September 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time, and no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.

On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for us has asserted that it is not obligated to provide coverage for this proceeding. We have not recorded a provision for this matter and intend to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. We do not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations and cash flows.

On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong, Jessica Heupel and Anthony Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of September 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.

On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California

for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong, Jessica Heupel, and Anthony Heupel(the cases described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of September 30, 2011. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.

On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation. Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz and Anthony Partida (the cases described above) and Jessica Heupel and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, and Emilie Truong (the cases described above) and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

On or about September 9, 2011, Anthony Heupel, a former retail employee initiated arbitration proceedings on behalf of putative classes of current and former non-exempt California employees, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The plaintiff is seeking monetary damages in an amount in excess of $3,600, as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime. In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, Emilie Truong, and Jessica Heupel (the cases described above) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California, County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants. Plaintiffs in the Grigoriev Action, Smukler Action, Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the putative securities class action currently pending in the U.S. District Court for the Central District of California (see below). On November 12, 2010, the two lawsuits filed in the United States District Court for the Central District of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”). Plaintiffs in the Federal Derivative Action filed a consolidated amended shareholder complaint on June 13, 2011. The amended complaint alleges a cause of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration Enforcement Inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. On August 29, 2011, we Defendants filed motions to dismiss the Federal Derivative Action. A hearing on the motions is scheduled for December 12, 2011. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief. We do not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against us. Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our behalf.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased the our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the United States District Court appointed the firm of Barroway Topaz, LLP to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed an Amended Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiffs seek damages in an unspecified amount, reasonable attorneys fees and costs, and equitable relief as the Court may deem proper. On May 31, 2011, Defendants filed motions to dismiss the Federal Securities Action. A hearing on the motions was held on September 12, 2011. The court took the matter under submission. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.

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

In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in our registered independent accounting firm and our financial reporting and internal controls. We have also received a subpoena from the SEC for documents relating to its investigation surrounding the change in our registered independent accounting firm and our financial reporting and internal controls. We have been cooperating fully with these subpoenas and investigations.

On May 9, and May 16, 2011, we received a subpoena from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, our policies with respect to and accounting of foreign currency transactions and transfer pricing.  We have been cooperating fully with these subpoenas.

On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Los Angeles Superior Court for the State of California, Case No. BC457920 ( the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable. On July 28, 2011, the court ordered this case into arbitration. The Company's insurance carrier has acknowledged coverage of the New York Suit and Los Angeles Suit, subject to a deductible and a reservation of rights.

On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Los Angeles Superior Court, State of California, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs. The Court has ordered this case into arbitration. The Company's insurance carrier has acknowledged coverage of this suit, subject to a deductible and a reservation of rights.

We are currently engaged in other employment-related claims and other matters incidental to our business. We believe that all such claims against us are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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
During the nine months ended September 30, 2011, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, and on Form 10-Q for the quarter ended March 31, 2011, except for the changes and additions described below. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 31, 2011) for the year ended December 31, 2010, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 for a list of our risk factors.

As a result of operating losses and negative cash flows from operations, together with other factors, we may not have sufficient liquidity to sustain operations and to continue as a going concern.

We incurred a substantial loss from operations and had negative cash flows from operating activities for the year ended December 31, 2010 and for the nine months ended September 30, 2011. Our current operating plan indicates that we will incur a loss from operations for fiscal year 2011. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months. As a result of these factors together with world-wide economic conditions and significant increases in yarn and fabric prices, among others, there exists substantial doubt that we will be able to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2010 contain a “going concern” explanatory paragraph in the report of our independent registered public accounting firm, and such financial statements and our financial statements for the nine months ended September 30, 2011 included herein also contain “going concern” disclosure in the notes thereto. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

There will be a substantial number of shares of American Apparel's common stock available for issuance or sale in the future that would result in dilution to existing public stockholders, may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of American Apparel's common stock ("Common Stock").

Mr. Charney, certain other Investors and our warrant-holders, Lion/Hollywood, L.L.C. (“Lion”) and SOF Investments, L.P.-Private IV (“SOF”), currently own or have the right to acquire a substantial number of shares of our Common Stock.

As of September 30, 2011, Mr. Charney owns 45.7 million shares of Common Stock. In addition, Mr. Charney has a right to receive, upon the satisfaction of certain conditions, (giving effect to the expiration on October 23, 2011 and October 24, 2011, respectively, of the remaining Investor Purchase Rights and Charney Purchase Rights), up to an additional 22.5 million shares of Common Stock. Of these shares, 2.1 million shares are issuable to Mr. Charney if the market price of the Common Stock meets a certain threshold or there is a change of control of the Company in each case on or before March 24, 2013, and the remaining shares are issuable to Mr. Charney in installments if the market price of the Common Stock meets certain thresholds between April 2012 and April 2015. The resale of Mr. Charney's shares has not been registered and these shares are or, when issued will be, restricted securities under the securities laws. Of the shares currently owned by Mr. Charney, a total of 37.3 million of such shares are subject to a lock-up agreement and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened upon the occurrence of certain events).

On April 26, 2011, we issued to certain Investors an aggregate of 15.8 million shares of Common Stock, and such Investors had the right to acquire up to an additional 27.4 million shares of Common Stock at a price of $0.90 per share, within 180 days of the closing date, subject to certain topping-up and anti-dilution adjustments for additional issuances for cash of Common Stock (or securities exercisable, exchangeable or convertible for Common Stock), prior to April 26, 2012, including reduction of the purchase price to the lowest-issued price for such issuances made at a price below the purchase price, subject to some exceptions. As of September 30, 2011, the Investors have purchased 8.4 million of these 27.4 million shares, and had 19.0 million shares remaining, for which the right to purchase expired on October 23, 2011. The Investors also were granted one demand registration right with respect to their initial shares, which they have exercised, and one additional demand registration right if they purchase additional shares, in each case, exercisable after the four-month anniversary of the closing date, subject to customary terms and conditions.

We also have outstanding warrants exercisable to purchase an aggregate of 22.6 million shares of Common Stock, representing, as of September 30, 2011, on an as-converted basis, approximately 18% of the outstanding Common Stock (after giving effect to the issuance of the shares underlying such warrants). As of September 30, 2011, SOF holds a warrant, expiring on December 19, 2013, to purchase 1.0 million shares of Common Stock at an exercise price of $2.139 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrant. In addition, Lion holds warrants, each expiring on February 18, 2018, to purchase an aggregate of 21.6 million shares of Common Stock at an exercise price of $1.00 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement. In addition, upon the issuance of any additional shares to Mr. Charney or the Investors as described above, pursuant to the Lion Credit Agreement, we would be required to issue to Lion additional warrants, with an exercise price of $1.00 per share, subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement, to purchase a number of shares of Common Stock sufficient to prevent dilution of Lion's fully-diluted beneficial ownership of Common Stock as a result of the issuance of such shares. Lion also has certain demand and piggyback registration rights with respect to the shares of Common Stock underlying its warrants.

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

As of September 30, 2011 assuming (i) issuance in full of the 22.5 million shares of the Common Stock that Mr. Charney has a right to purchase or receive as described above, (ii) exercise in full of new warrants issuable Lion if such shares are issued to Mr. Charney, (iii) exercise in full of Lion's and SOF's existing warrants to purchase a total of 22.6 million shares of Common

Stock, (iv) exercise in full of currently outstanding employee options to purchase, vesting of unvested restricted stock awards, including issuance of contingent employee restricted stock awards and options, with respect to a total of 7.6 million shares of Common Stock and (v) no other issuances of Common Stock or securities convertible, exercisable or exchangeable for Common Stock, the percentage ownership of stockholders other than Mr. Charney, the Investors, and holders of outstanding warrants and purchase rights as described above would be reduced from approximately 30% to approximately 19%.

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

101**
XBRL (Extensible Business Reporting Language). The following materials from American Apparel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Filed herewith.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2011

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	November 7, 2011
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 7, 2011
John Luttrell