Form 10-K
period 2011-12-31
AMERICAN APPAREL, INC
filed 2012-03-14
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K
_________________________________________________

 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ______ to ______
Commission File Number 001-32697
_____________________________________________
American Apparel, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	20-3200601
(State of Incorporation)	(I.R.S. Employer Identification No.)
747 Warehouse Street
Los Angeles, California 90021-1106
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (213) 488-0226
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NYSE Amex
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐ [check "yes" if statement is accurate]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $43,763,356 based upon the closing price of the common stock on such date as reported by the NYSE Amex.
The number of shares of the registrant’s common stock issued and outstanding as of March 1, 2012 was approximately 108,869,298 and 105,645,696.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III herein. If the 2012 Proxy Statement is not filed in the 120-day period, the Items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2012 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•our liquidity, operating results and projected cash flows;
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
•management's goals and plans for future operations; and
•other assumptions described in this Annual Report on Form 10-K underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part I, Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our liquidity, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE Amex, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

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

•	our ability to effectively manage inventory levels;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	material weaknesses in internal controls;

•	costs as a result of operating as a public company;

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation;

•	disruptions due to severe weather or climate change; and

•	disruptions due to earthquakes, flooding, tsunamis or other natural disasters.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

American Apparel, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1. Business
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, "American Apparel" or the “Company” in this Form 10-K, we are referring to American Apparel, Inc., its predecessor and its subsidiaries on a consolidated basis. Our year ends on December 31 and references to fiscal 2011, fiscal 2010 and fiscal 2009 refer to the years ended December 31, 2011, 2010 and 2009, respectively. In addition, all amounts in this Form 10-K are presented in thousands, except for per share items and unless otherwise specified.

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing and accessories for women, men, children and babies. As of December 31, 2011, we operated a total of 249 retail stores in the United States, Canada, and 18 other countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.
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
Business Segments
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as our online consumer sales to U.S. customers. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 143 retail stores as of December 31, 2011. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2011, the retail operations in the Canada segment were comprised of 37 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States, and Canada. As of December 31, 2011, the retail operations in the International segment were comprised of 69 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude corporate expenses, which consist of the shared overhead costs of our Company. These costs are presented separately and generally include information technology, human resources, accounting and finance, executive compensation and legal. Financial information by segment, together with certain geographical information, for the fiscal years ended December 31, 2011, 2010 and 2009 is included in Note 18 - Business Segment and Geographic Area Information to our consolidated financial statements under Part II, Item 8.
Core Business Strengths
American Apparel has relied on a number of core business strengths that we believe have contributed to our past success and will contribute to our future growth:

Design Vision
American Apparel’s design, vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles which are offered year-round in a wide variety of colors at reasonable prices. Since our founding, American Apparel has operated with the belief that there is a large potential market amongst young adults, for well-designed, high-quality fashion essentials. Led by Dov Charney, our founder and chief executive officer, our in-house creative team has carefully developed the product line based on this core belief.
Advertising and Branding
American Apparel attracts customers through internally-developed, edgy, high-impact, visual advertising campaigns which use print, outdoor, in-store, and electronic communication vehicles. These advertising campaigns communicate a distinct brand image that differentiates us from our competitors and seek to establish a connection with our customers. Our retail stores are an important part of the American Apparel branding and convey a modern, internationalist lifestyle. At various times, we have also drawn attention to the “Made in USA” nature of our products and the “Sweatshop Free” environment in which our garments are produced.

Speed to Market
Our vertically integrated business model, with manufacturing and various other elements of our business processes centered in downtown Los Angeles, allows us to play a role in originating and defining new and innovative trends in fashion, while enabling us to quickly respond to market and customer demand for classic styles and new products. For our wholesale operations, being able to fulfill large orders with quick turn-around allows American Apparel to capture business. The ability to swiftly respond to the market means that our retail operations can deliver on-trend apparel in a timely manner and maximize sales of popular styles by replenishing product that would have otherwise sold out.
Quality
American Apparel prides itself on its use of quality fabrics. We have an active quality control department that oversees the in-house production of fabric at our knitting facilities, the outside knitting contractors who work to our strict specifications, and the cutting, sewing, dyeing and finishing of our garments at our Los Angeles area facilities. Because cutting and sewing operations are conducted mostly in-house, we believe we have the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities.

Broad Appeal

While initially targeted towards young, metropolitan adults in the U.S., the clean, simple styles and quality of our garments have helped our products appeal to various demographics around the world. We believe that our products appeal has been augmented by, and should continue to benefit from, growing trends toward casual attire and higher quality apparel.

Growth Strategy

We have developed a growth strategy that is designed to capitalize on our core business strengths. The principal elements contributing to the success of this growth strategy are:
Store Expansion
Our long-term growth strategy and the success of our business depends in part on opening new American Apparel retail stores, the renewal of existing store leases on favorable terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. We opened five new stores in 2011, including three in the U.K (one in Westfield, London and two store-in-store locations at the Selfridges department store chain). We also closed 29 stores during the year ended December 31, 2011. We plan to expand our presence in the U.S. and increase our store footprint in markets throughout Europe and Asia.
We evaluate potential store sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.
New Merchandise Introduction
As we expand beyond our original product offering of T-shirts, we are increasing the variety of products available to our growing customer base. We have strategically expanded our product offerings to include denim, sweaters, jackets and accessories. We also intend to introduce new merchandise to complement our existing products in order to ultimately attract new customers.

Web Business Refinement

Our website operation represents a growth opportunity for American Apparel as it has the potential to not only increase online sales but also in-store sales. Improvements of the online shopping experience has contributed to our financial growth. In order to remain competitive, we intend to continue refining our online stores with improved functionality and visual content and extend our web presence in more countries. We currently operate 16 e-commerce portals that serve customers from 30 countries around the world.
Continue In-Sourcing Manufacturing Activities
We believe that bringing certain elements of our production process in-house affords us the opportunity to exert higher quality control while simultaneously lowering production costs. In the past we have made strategic acquisitions to consolidate our manufacturing operations and continue to produce high quality products. In December 2007, we expanded operations to include a new facility in South Gate, California where we currently have cutting, sewing and garment dyeing operations. In May 2008, we acquired a fabric dyeing and finishing plant in Garden Grove, California, and have since added cutting, sewing and knitting operations to the facility. We may pursue strategic opportunities to further consolidate our operations while maintaining production in the United States; however, we have no such strategic opportunities identified and will not make any such strategic investments until we see a substantial improvement in our financial performance and financial condition.
Enhance Information Systems Infrastructure
We successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This phase included the conversion of our systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. The second phase of the ERP implementation, which included upgrading the financial accounting and control systems for our U.S. operations, was completed in 2009. In 2010 and 2011, we continued to refine and enhance these systems. In January 2012, we completed a financial system consolidation for our European operations and in March 2012, we upgraded the financial accounting and control systems for our Canada operations. In 2012, we intend to upgrade our production forecasting and allocation systems.
Additionally, in 2011 we completed the implementation of workforce and labor scheduling optimization systems throughout all retail and manufacturing locations.
In 2011, we continued to enhance our stores by installing sales conversion tracking devices in approximately half of our stores and radio frequency identification (RFID) tracking systems at 89 store locations.  We believe that these systems will enhance sales and contribute to store productivity. In 2012, we intend to implement RFID systems at 100 additional stores and to significantly enhance our on-line web store capabilities with a new back office web platform.

Execution of the Strategy
The execution of our growth strategy and internal initiatives may result in material additional costs.
Store expansion initiatives will require the opening of new retail locations and additional retail personnel. Investments in additional sales personnel to service new geographic territories will also be necessary to grow our wholesale distribution channel. Both of these initiatives will increase our occupancy and payroll expenses.
New merchandise introductions will require expenditures to design new products in existing and new categories.
To support these and other initiatives, ongoing infrastructure investments may be required. This may include expenditures for new buildings, machinery and equipment, upgraded information systems and additions to our management team.
In order to reduce the impact of these additional costs, we will continue to identify ways to improve the efficiency of our current manufacturing operations and enhance other operating processes.
Manufacturing Operations
We conduct all of our manufacturing operations in the Los Angeles metropolitan area, and principally at our cutting and sewing facility in downtown Los Angeles. We also have knitting, garment dyeing, cutting and sewing operations at our South Gate and Garden Grove, California facilities.

Purchased yarn is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. We operate circular and flat knitting machines, which use jersey, piqué, fleece and ribbing to produce fabric using cotton and cotton/polyester yarns. We also utilize third-party commissioned knitters. As of December 31, 2011, our knitting facilities knit approximately 85% of the total fabric used in our garments and had approximately 80 employees.

Knitted greige fabric produced by our Los Angeles and Garden Grove facilities or by other commissioned knitters is batched for bleaching and dyeing and transported to our dyeing and finishing facilities, or other commissioned dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. As of December 31, 2011, our dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 99% of the total fabric used in our garments and had approximately 200 employees.
Most fabric is shipped to our primary manufacturing facility in downtown Los Angeles, where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Some fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from five to fifteen operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. We also manufacture certain hosiery products in-house at the downtown Los Angeles facility, where we do knitting and inspection. Washing, boarding and packaging is performed at our South Gate facility. As of December 31, 2011, approximately 3,000 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility.
We purchase yarn, certain fabrics and other raw materials from a variety of vendors during the course of a year. We do not have any major suppliers of raw materials that we rely on exclusively to support our production operations. The inputs that we use are produced competitively by a large number of potential suppliers.
In addition to the warehouse and distribution center at our downtown Los Angeles facility, we maintain two other warehouses in the Los Angeles metropolitan area, where we store fabric rolls, trims, and finished goods. We also maintain a warehouse in Montreal, Quebec.
Beginning in the first quarter of 2010, the price of yarn and certain related fabrics began to increase as a result of the compounding effect of increased demand and shortages in supplies primarily resulting from the effect of severe weather conditions in certain cotton producing countries and a ban on cotton exports imposed by the government of India. Prices continued to increase through 2010 and hit a peak during the second quarter of 2011. While prices have been started declining during the second half of 2011, as of December 31, 2011, our per pound cost of $2.34 is still substantially higher than that of the first quarter of 2010.
Retail
As of December 31, 2011, our retail operations consisted of 249 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. Our retail operations principally target young adults aged 20 to 32 via our unique assortment of fashionable clothing, accessories and compelling in-store experience. We have established a reputation with our customers who are culturally sophisticated, creative, and independent-minded. Our product offerings include basic apparel and accessories for men and women, as well as apparel for children. Stores average approximately 2,500-3,000 square feet of selling space. Our stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.
We strive to instill enthusiasm and dedication in our store managers and sales associates through regular communication with the stores.
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
To serve our wholesale customers, we operate a call center out of our Los Angeles headquarters. The call center is staffed with approximately 40 customer service representatives initiating sales calls, answering incoming phone calls, emails and faxes, and assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments.
While we operate primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet demand, our in-house manufacturing capacity also allows us to fulfill large orders in a timely fashion. We capitalize on our inventory position by providing a quick turn-around on customer orders. Credit approved orders to be shipped by ground service are generally shipped the same day if the order is received before 7:30 pm Eastern time while those to be shipped by air are generally shipped the same day when received by 6:30 pm Eastern time. The majority of our wholesale and internet customer orders are processed within these parameters. For these reasons, we do not typically maintain a large backlog of orders.
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
Our retail operations compete on the basis of store location, the breadth, quality, style, and availability of merchandise, the level of customer service offered, and the price of goods for similar brand name quality. While we believe that the fit and quality of our garments, as well as the broad variety of colors and styles of casual fashion essentials that we offer, helps differentiate us, we compete against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include, but are not limited to: The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of these companies have substantially greater name recognition than American Apparel. Many of these companies also have greater financial, marketing, and other resources when compared to American Apparel.
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
Employees
As of December 31, 2011, we employed a work force of approximately 10,000 employees worldwide. To ensure our long-term success, we must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.
We view our employees as long-term investments and adhere to a philosophy of providing employees with decent working conditions in a technology-driven environment which allows us to attain improved efficiency, while promoting employee loyalty. We provide a compensation structure and benefits package for manufacturing employees that includes above-market wages, company-subsidized health insurance, free English language classes, free massage, free parking, as well as other benefits. We also provide for a well-lit working environment that is properly ventilated and heated or cooled in our manufacturing facilities. We believe these factors are key elements in achieving our desire to be an “employer of choice” in the Los Angeles area. None of our employees are covered by a collective bargaining agreement. We have never had a strike and we believe that our relations with our employees are excellent. We make diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which we conduct operations. See “Risk Factors—We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.” and “Risk Factors—Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.” in Part I, Item 1A.
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
To support continued growth, we have initiated a strategic review of our information systems. We have implemented an ERP system that replaced, enhanced and integrated many elements of our existing information systems. We had previously operated a number of unrelated information technology systems that resulted in operational inefficiencies and in some cases increased costs. Implementation of the new ERP system was a multi-phased project. The first phase completed in 2008, covered our manufacturing and production planning. The second phase, completed in 2009, covered the financial accounting and wholesale distribution systems of our U.S. operations. In 2010 and 2011, we continued to refine and enhance these systems. In January 2012, we completed a financial system consolidation for our European operations and in March 2012, we upgraded the financial accounting and control systems for our Canada office. In 2012, we intend to upgrade our production forecasting and allocation system.
Environmental Regulation
Our operations are subject to various environmental and occupational health and safety laws and regulations. Because we monitor, control and manage environmental issues, we believe we are in compliance in all material respects with the regulatory requirements of those jurisdictions in which our facilities are located. In line with our commitment to the environment as well as to the health and safety of our employees, we will continue to make expenditures to comply with these requirements, and do not believe that compliance will have a material adverse effect on our business. See "Risk Factors - Current environmental laws, or laws enacted in the future, may harm our business." in Part I, Item 1A.
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
 The financing agreements between us and our lenders contain certain financial and other covenants, including covenants relating to our capital expenditure limitations, availability under our revolving credit facility and minimum Consolidated EBITDA as defined in the agreements. Failure of American Apparel to maintain compliance with any of these covenants can result in American Apparel being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and may adversely affect the ability of American Apparel to finance its operations. Our credit agreements contain cross-default provisions by which non-compliance with covenants under any of our credit facilities could also constitute an event of default under our other credit facilities. Such a failure could also result in the acceleration of all of our outstanding debt, and may adversely affect the ability of American Apparel to obtain financing that may be necessary to effectively operate our business and grow the business going forward.
American Apparel has significant indebtedness and a failure to generate significant cash flow could render it unable to service its obligations and may place it at a competitive disadvantage and limit its ability to pursue its expansion plans.
As of December 31, 2011, American Apparel had substantial indebtedness, including $50.3 million of borrowings under our revolving credit facilities and $96.8 million of borrowings under our facility with Lion (as defined below). On March 13, 2012, we replaced the $75.0 million senior secured revolving credit facility with Bank of America, N.A. with a $80.0 million senior secured credit facility with Crystal Financial LLC. Our ability to service this indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness. Our level of indebtedness has important consequences to you and your investment. For example, our level of indebtedness may:

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
It is uncommon for companies involved in the retail apparel business to operate with such a high level of indebtedness due to the underlying volatility of this business. Despite the attendant risks, American Apparel may have to enter into new credit facilities, or possibly issue additional common stock, to finance its planned retail expansion. There can be no assurances that American Apparel will have access to any such financing on commercially reasonable terms or that it will be able to open new stores in 2012 or beyond.
Our ability to make cash payments on and to refinance our indebtedness and to fund planned retail expansion and other capital expenditures will depend on our ability to generate significant operating cash flow in the future.
Our ability to make cash payments on and to refinance our indebtedness and to fund planned retail expansion and other capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. While our cash flows from operating activities for the year ended December 31, 2011 was slightly positive, we experienced negative cash flows from operating activities for the year ended December 31, 2010. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our credit agreements, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, including our credit facilities, on or before maturity and may not be able to do so on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all.
Disruptions in the global financial markets could adversely impact our liquidity and our ability to obtain financing, including by affecting the ability of our counterparties and others to perform their obligations to us.
Our liquidity may be negatively impacted if one of our lenders under our credit agreements or other debt agreements, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our debt agreements. The current economic environment could cause our lenders, counterparties and others to breach their obligations to us under our contracts with them, which could include failures of banks or other financial service companies to fund required borrowings under our debt agreements and to pay us amounts that may become due under other agreements or our counterparties might limit or place burdensome conditions upon future transactions with our. Any of the foregoing could adversely impact our business, financial condition and results of operations.
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
Our credit facilities are secured by substantially all of our assets including cash, inventory and accounts receivable, and our second lien term loan facility is also secured by substantially all of our assets. All leasing agreements are secured by equipment provided by the leasing arrangement. In the event of a default on these agreements, substantially all of the assets of American Apparel could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.
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

In addition, our indebtedness requires us to comply with certain financial ratios and maintain certain amounts of unused availability under our revolving credit facility. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. See “Risk Factors- Failure of American Apparel to comply with covenants under its financing arrangements could result in the acceleration of its debt repayment obligations and an inability to borrow under its revolving credit agreements and therefore fund its operations.” Also see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Debt Agreements”.
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
We experience seasonal fluctuations in revenues and operating income. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter being the lowest. Any factors that harm our operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.
In order to prepare for our peak selling season, we must produce and keep in stock more merchandise than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak selling season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit.
We expect to experience fluctuations in our comparable store sales and margins, which could cause our earnings to decline and make it difficult to gage our growth at any specific period of time.
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
Dov Charney (“Mr. Charney”), certain other Investors and our warrant-holders, Lion/Hollywood, L.L.C. (“Lion”) and SOF Investments, L.P.-Private IV (“SOF”), currently own or have the right to acquire a substantial number of shares of our common stock.
As of December 31, 2011, Mr. Charney owned 45.8 million shares of our common stock. In addition, Mr. Charney has a right to receive, upon the satisfaction of certain conditions, up to an additional 22.5 million shares of our common stock. Of these additional shares, 2.1 million shares are issuable to Mr. Charney if the market price of our common stock meets a certain threshold or there is a change of control of the Company in each case on or before March 24, 2013, and the remaining shares are issuable to Mr. Charney in installments if the market price of our common stock meets certain thresholds between April 2012 and April 2015. Of the shares currently owned by Mr. Charney, a total of 37.3 million of such shares are subject to a lock-up agreement and cannot be sold publicly, in the absence of our consent, until the expiration of the restricted period under the lock-up agreement in December 2013 (which period may be shortened upon the occurrence of certain events).
In 2011, we issued to certain investors (the “Investors”) an aggregate of 24.2 million shares of common stock. The Investors also were given certain topping-up and anti-dilution rights with respect to certain issuances of shares of our common stock or securities convertible or exercisable for our common stock. The Investors also were granted one demand registration right with respect to their initial shares, which they have exercised, and one additional demand registration right upon the exercise of rights to purchase additional shares of our common stock.
We also have outstanding warrants exercisable to purchase an aggregate of 22.6 million shares of our common stock, representing, as of December 31, 2011, on an as-converted basis, approximately 18% of our outstanding common stock (after giving effect to the issuance of the shares underlying such warrants). As of December 31, 2011, SOF holds a warrant, expiring on December 19, 2013, to purchase 1.0 million shares of our common stock at an exercise price of $2.139 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrant. In addition, Lion holds warrants, each expiring on February 18, 2018, to purchase an aggregate of 21.6 million shares of our common stock at an exercise price of $1.00 per share, which exercise price is subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement (as defined below). In addition, upon the issuance of any additional shares to Mr. Charney as described above, pursuant to the Lion Credit Agreement, we would be required to issue to Lion additional warrants, with an exercise price of $1.00 per share, subject to adjustment under certain circumstances as set forth in the warrants and the Lion Credit Agreement, to purchase a number of shares of our common stock sufficient to prevent dilution of Lion's fully-diluted beneficial ownership of our common stock as a result of the issuance of such shares. Lion also has certain demand and piggyback registration rights with respect to the shares of common stock underlying its warrants.
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

On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, we entered into an amendment to the Lion Credit Agreement, which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA ratio, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment).
As of December 31, 2011 assuming (i) issuance in full of the 22.5 million shares of the common stock that Mr. Charney has a right to purchase or receive as described above, (ii) exercise in full of new warrants issuable Lion if such shares are issued to Mr. Charney, (iii) exercise in full of Lion's and SOF's existing warrants to purchase a total of 22.6 million shares of common stock, (iv) exercise in full of currently outstanding employee options to purchase, vesting of unvested restricted stock awards, including issuance of contingent employee restricted stock awards and options, with respect to a total of 4.1 million shares of common stock and (v) no other issuances of common stock or securities convertible, exercisable or exchangeable for common stock, the percentage ownership of stockholders other than Mr. Charney, the Investors, and holders of outstanding warrants as described above would be reduced from approximately 30% to approximately 20%.

Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of December 31, 2011, Mr. Charney beneficially owned approximately 43% of our outstanding common stock, Lion, beneficially owned approximately 16% of our outstanding common stock, and a group of Investors (as defined below) beneficially owned in the aggregate 17% of our outstanding common stock. Mr. Charney and Lion also have the right to acquire additional beneficial ownership under certain circumstances as described below.
In addition, Mr. Charney and Lion are parties to a voting agreement, dated March 13, 2009 (the “Investment Voting Agreement”), and an investment agreement, dated March 13, 2009 (the “Investment Agreement”). Pursuant to the Investment Agreement, Lion has the right to designate up to two persons to our Board of Directors and a board observer (or, if our Company increases its board size to 12, Lion has the right to designate up to three persons to our Board of Directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants. The Investment Agreement also provides that for so long as Lion has the right to designate any person for nomination for election to our Board of Directors pursuant to the Investment Agreement, we will not increase the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above). The two Lion designees on our board of directors and Lion's board observer resigned on March 30, 2011. Lion has indicated that it will retain its ability to re-designate directors to our board of directors and a board observer at the appropriate time in the future, pursuant to its designation rights under the Investment Agreement.
In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of common stock in favor of Lion's designees, provided that Mr. Charney's obligation to so vote terminates if he owns less than 6,000,000 shares of our common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of Mr. Charney and, each other designee of Mr. Charney, provided that Lion's obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900,000 shares of our common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by us or any of our subsidiaries and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in our November 7, 2007 amended and restated agreement and plan of reorganization (the “Acquisition Agreement), as extended by a letter agreement, dated March 13, 2009, between Mr. Charney and Lion.
This concentration of share ownership and voting agreements may adversely affect the trading price for the common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, some or all of our significant stockholders, if they were to act together, would be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders and may prevent our stockholders from realizing a premium over the current market price for their shares of common stock. Furthermore, our significant stockholders may also have interests that differ from yours and may vote their shares of common stock in a way with which you disagree and which may be adverse to your interests.

Purchases of retail apparel merchandise are generally discretionary and economic conditions may cause a decline in consumer spending which could adversely affect our business and financial performance.
Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas, such as apparel in the United States and many other countries and regions and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by any future decreases in economic activity in the United States or in other regions of the world in which we do business that could potentially cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic conditions and political conditions, acts of terrorism, consumer perceptions of personal well-being and security and other macroeconomic factors affecting consumer spending behavior. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. A decrease in consumer discretionary spending as a result of economic conditions may decrease the demand for our products. In addition, reduced consumer spending may cause us to lower prices, suffer significant product returns from our customers or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.
Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. The current global financial crisis may materially and adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer spending and our financial results. As a consequence, American Apparel's operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
If we are unable to gage fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.
Our success is largely dependent upon our ability to gage the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The retail apparel business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for our market, our sales will be adversely affected. Merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results. Fluctuations in the apparel retail market affect the inventory owned by apparel retailers, since merchandise usually must be manufactured in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the retail apparel business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, we will be vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise production. If sales do not meet expectations, too much inventory may lower planned margins. Our brand image may also suffer if customers believe we are no longer able to offer the latest fashion. The occurrence of these events could adversely affect our financial results by decreasing sales.
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
Our growth strategy relies in part on the opening of new stores, the remodeling of existing stores and expanding our business internationally which may strain our resources, adversely impact the performance of our existing store base and delay or prevent successful penetration into international markets.
Our growth strategy and the success of our business depends in part on the opening of new American Apparel retail stores, both domestically and internationally, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner, and the operation of these stores in a cost-efficient manner. Successful implementation of this portion of our growth strategy depends on a number of factors including, but not limited to, our ability to:

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

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	avoid construction delays and cost overruns in connection with the build-out of new stores;

•	hire, train and retain qualified store managers and sales people.

•	gain acceptance from foreign customers;

•	manage foreign exchange risks effectively;

•	address existing and changing legal, regulatory and political environments in target foreign markets; and

•	manage international growth, if any, in a manner that does not unduly strain our financial, operating and management resources.
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
We anticipate that we will incur significant costs related to starting up and maintaining additional foreign operations. Costs may include, and will not be limited to, setting up foreign offices and distribution facilities and hiring experienced management. These increased demands may cause us to operate our business less effectively, which in turn could cause deterioration in the performance of our stores. Furthermore, our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
Our plans to expand our product offerings may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.
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

In addition, our ability to successfully carry out our plans to expand our product offerings may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and fashion trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business; any of which could impact our competitive position and reduce our revenue and profitability.
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

The price of yarn and the cost of certain related fabrics began to increase in the first quarter of 2010 as a result of added demand and supply shortages arising primarily from the effect of severe weather conditions in certain cotton producing countries and a ban on cotton exports imposed by the government of India. Prices continued to rise through the first quarter of 2011, and, have declined since then, but not to the prices prior to the first quarter of 2010. While we have yet to experience any meaningful shortages in the supply of yarn and fabrics, we cannot predict if such shortages will occur. Such shortages may result in an increase in our manufacturing costs and could result in a material adverse effect on our financial conditions and results of operations, and we are unable to predict whether we will be able to successfully pass on the added cost of raw materials to our wholesale and retail customers.
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
Southern California is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, canceled sales and a loss of loyalty to our brand. Furthermore, if there were a major earthquake, we may have to cease operations for a significant portion of time due to damages to our factory and the inability to deliver products to our distribution centers.
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
Our online retail operations accounted for approximately 7.9% of net sales for the year ended December 31, 2011 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

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

The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, is fragmented and highly competitive. Prices of certain products we manufacture, particularly T-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than American Apparel and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. We face a variety of competitive challenges, including:

We also face competition in European, Asian and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these challenging retail environments. If our international business is not successful our results of operations could be adversely affected.
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
Our international operations subject us to risks, including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions;

•	fluctuations in currency exchange rates, which could negatively affect profit margins;

•	timely shipping of product;

•	complications complying with the laws and policies of the United States affecting the exportation of goods, including duties, quotas, and taxes; and

•	complications in complying with trade and foreign tax laws.

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
We are subject to numerous regulations, including customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We also are subject to numerous federal and state labor laws, such as minimum wage laws and other laws relating to employee benefits. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could adversely affect our profitability. We are currently defending five wage and hour suits. Should these matters be decided against us, we could incur substantial liability, experience an increase in similar suits, and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result may change. No assurance can be made that these matters will not result in material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of our pending litigation.

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
We are subject to regulatory inquiries, investigations, claims and suits. We are currently defending a consolidated putative shareholder class action, two consolidated shareholder derivative actions proceeding in federal and state court, respectively, five wage and hour suits, and numerous employment related claims and suits. We are cooperating with an investigation by the United States Attorney's Office for the Central District of California. We are also responding to several allegations of discrimination and/or harassment that have been filed with the Equal Employment Opportunity Commission or state counterpart agencies. In the event one or more of these matters are decided against us, we could not only incur a substantial liability but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of American Apparel's pending litigation.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2011.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2011, as further described in Item 9A of this Annual Report on Form 10-K.  This material weakness relates to our financial controls and reporting process.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In addition, due to the identified material weakness, management has concluded that as of December 31, 2011, our disclosure controls and procedures were ineffective.  The existence of material weaknesses could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis and, as a result, we may be unable to timely meet our reporting obligations with the SEC.  The existence of material weaknesses also could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE Amex, the SEC and other regulatory authorities.

We are currently being audited by government tax agencies regarding our operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact our financial conditions and operations.

As of December 31, 2011, we are being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes for certain previous years. We believe that we properly assess and remit all required sales, VAT, income, and other taxes in the applicable jurisdictions and, we account for any uncertain tax position or tax contingency in accordance with the provisions of ASC 740-“Income Taxes” or ASC 450-“Contingencies”. No assurance can be made that these matters will not have a material adverse effect on our financial condition and results of operations.
Third party failure to deliver merchandise to stores and customers could result in lost sales or reduced demand for our merchandise.

The efficient operation of our stores and wholesale business depends on the timely receipt of merchandise from our distribution centers. Independent third party transportation companies deliver a substantial portion of our merchandise to our stores. These shippers may not continue tos ship our products at current pricing or terms. These shippers may employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of these third parties could delay the timely receipt of merchandise, which could result in canceled sales, a loss of loyalty to our brand and excess inventory. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by these third parties to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition and results of operations.
Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters and acts of terrorism. We may respond by increasing markdowns or initiating marketing promotions, which would decrease our gross profits and net income.
We have potentially adverse exposure to credit risks on our wholesale sales.

We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 28.1% of our net sales for the year ended December 31, 2011. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer's financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on its customers. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

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

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2011:
Domestic Locations (143)

Arizona (2)
Scottsdale
Tucson

California (38)
Arcadia
Berkeley (2)
Camarillo
Claremont
Commerce
Costa Mesa
Gilroy
Los Angeles—
  Echo Park
  Factory Store
  Hollywood
  Little Tokyo
  Los Feliz
  Melrose
  Robertson
  Westwood Village
  West Hollywood
  Huntington Beach
Malibu
Manhattan Beach
Napa
Palo Alto
Pasadena
Rancho Cucamonga
San Diego—
  Fashion Valley
  Hillcrest
  Pacific Beach
San Francisco—
  China Gate
  Haight Ashbury
  Union Street
Santa Barbara
Santa Clara
Santa Cruz
Santa Monica—
  Main Street
  Third Street Promenade

California (cont’d.)
Studio City
Venice
Ventura

Colorado (2)
Boulder
Denver

Connecticut (2)
New Haven
South Norwalk

District of Columbia (2)
Georgetown
Lincoln Square

Florida (8)
Boca Raton
Miami Beach—
  Lincoln Road
  Sunset Drive
  Washington Ave.
Orlando
St. Augustine
Sawgrass Mills*
Wellington

Georgia (2)
Atlanta—
  Lenox Mall
  Little Five Points

Hawaii (1)
Honolulu
  Ala Moana

Illinois (7)
Chicago—
  Belmont & Clark
  Gold Coast
  Lincoln Park
  State St.
  Wicker Park
Evanston
Schaumburg

Louisiana (1)
New Orleans

Maryland (4)
Annapolis
Baltimore
Bethesda
Silver Spring

Massachusetts (4)
Boston—
  Back Bay
  Newbury Street
Cambridge
Wrentham

Michigan (3)
Ann Arbor
East Lansing
Royal Oak

Minnesota (2)
Bloomington
Minneapolis

Missouri (1)
Kansas City

Nebraska (1)
Omaha

Nevada (3)
Las Vegas—
  Boca Park
  Miracle Mile
  Premium Outlets

New Jersey (4)
Cherry Hill
Edison
Hoboken
Paramus

New York (23)
Brooklyn—
  Carroll Gardens
  Court Street
  Park Slope
  Williamsburg
Central Valley
Garden City

New York (cont’d.)
Manhattan—
  Bleecker Street
 Chelsea
  Columbia University
  Columbus Circle
  FIT
  Flatiron
  Gramercy Park
  Harlem
  Hell’s Kitchen
  Lower Broadway
  Lower East Side
  Noho
  Soho
  Tribeca
  Upper East Side
  Upper West Side
White Plains

North Carolina (1)
Charlotte—
   SouthPark Mall

Ohio (3)
Cincinnati
Cleveland
Columbus

Oregon (4)
Eugene
Portland—
  Hawthorne Blvd.
  Stark Street
  Tigard

Pennsylvania (4)
King of Prussia
Philadelphia—
  Sansom Common
  Walnut Street
Pittsburgh—
  Shadyside

Rhode Island (1)
Providence

South Carolina (1)
Charleston

Tennessee (2)
Memphis
Nashville

Texas (8)
Austin—
  Congress Ave
  Guadalupe Street
Dallas—
  Mockingbird
  NorthPark Center
Houston
Round Rock
San Antonio—
  La Cantera
  North Star Mall

Utah (1)
Salt Lake City

Vermont (1)
Burlington

Virginia (1)
Richmond

Washington (4)
Lynnwood
Seattle—
  Capitol Hill
  Downtown Seattle
  University Way

Wisconsin (2)
Madison
Milwaukee

* Scheduled to be closed in 2012

Canada (37)

Alberta (4) Calgary— 17thAvenue Market Mall Edmonton— 82ndAvenue West Edmonton Mall	British Columbia (7) Burnaby Kelowna Vancouver— Granville Robson Street South Granville West 4th Street Victoria Manitoba (1) Winnipeg Newfoundland (1) St. John's Nova Scotia (1) Halifax	Ontario (13) Kingston London Ottawa— Rideau Centre Westboro Thornhill Toronto— Bloor Street Queen Street Sherway Gardens Yonge & Dundas Yonge & Eglington Yorkdale Shopping Centre Vaughan Waterloo	Quebec (9) Laval Montreal— Cours Mont-Royal Mont-Royal Est St-Denis Ste-Catherine West Pointe-Claire Quebec— Place Laurier Rue St-Jean Westmount Saskatchewan (1) Saskatoon

International Locations (69)

Europe (50)
Austria (1)
Vienna

Belgium (1)
Antwerp

France (11)
Aix-en-Provence
Lille Paris—
  Marais
  Vielle du Temple
  Beaurepaire
  Avenue Victor Hugo
  Saint-Germain
  Saint-Honore
  Galeries Lafayette
  La Defense
Toulouse

Italy (2)
Milan
Rome

Netherlands (2)
Amsterdam—
  Noordermarkt
  Utrechtsestraat

Germany (9)
Berlin—
  Bayreuther Strasse
  Münzstrasse
Düsseldorf
Frankfurt
Hamburg—
  Jungfernstieg
  Schanzenstrasse
Köln Munich—
  Sendlinger Strasse
Stuttgart

Spain (1)
Barcelona

Sweden (2)
Stockholm—
  Götgatan
  Kungsgatan

Switzerland (2)
Zurich—
  Josefstrasse
  Rennweg

United Kingdom (18)
Brighton
Bristol
Glasgow
Leeds
Liverpool
London—
  Camden High Street
  Carnaby Street
  Covent Garden
  Kensington High Street
  Oxford Street
  Portobello Road
  Selfridges (3)
  Shoreditch
  Westfield
Manchester Nottingham Ireland (1)                                                                Ireland (1)                                 Dublin

Asia (13)China (2)Beijing— Nali Mall Shanghai Japan (6)Fukuoka Osaka— Shinsaibashi Tokyo— Daikanyama Jiyugaoka Shibuya (2)	South Korea (5)Busan Seoul— Chungdam Hong Dae Kangnam Myung-dong	Other International (6) Israel (1)Tel Aviv Mexico (1)Mexico City— Polanco Brazil (1)São Paulo Australia (3)Adelaide Melbourne Sydney

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. American Apparel subsequently filed counterclaims against Ms. Nelson in arbitration for disparagement and other related claims. On January 13, 2012, the parties entered into a written settlement agreement whereby the parties agreed to dismiss their respective claims against each other (the “Settlement Agreement”). The Settlement Agreement also provides that neither party shall pay any money to the other party. The Settlement Agreement effectively concludes this matter.
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
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong, Jessica Heupel and Anthony Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions.  No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying consolidated balance sheet as of December 31, 2011.  We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong, Jessica Heupel, and Anthony Heupel(the cases described below) in an effort to reach a global settlement of all claims asserted in these actions.  No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying consolidated balance sheet as of December 31, 2011.  We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
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
Plaintiffs in the Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action").  On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action currently pending in the United States District Court for the Central District of California (see below).
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of  fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over  1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  On August  29, 2011, we filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  The Court took the matter under submission. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief.  We do not maintain any exposure to loss in connection with these shareholder derivative lawsuits.  The lawsuits do not assert any claims against us.  Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our  behalf.
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased the our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiffs seek damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, we filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. The lead plaintiff filed an amended complaint on February 27, 2012. We must answer, move or otherwise respond to the amended complaint by March 28, 2012. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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
In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in our registered independent accounting firm and our financial reporting and internal controls. We also received a subpoena from the SEC for documents relating to its investigation surrounding the change in our registered independent accounting firm and our financial reporting and internal controls.  On May 9, and May 16, 2011,  we received subpoenas from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric David Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, our policies with respect to and accounting of foreign currency transactions and transfer pricing.  We fully cooperated with these subpoenas. On January 9, 2012, the Los Angeles Regional Office of the SEC notified American Apparel that its “investigation has been completed as to American Apparel, Inc.,” and that it did “not intend to recommend any enforcement action by the Commission.” On February 24, 2012 we settled the claim with Eric David Lloyd for $10 for legal costs incurred in the process.
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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The principal market on which our common stock is traded is the NYSE Amex. Our common stock is traded under the symbol APP.
The following table sets forth the range of high and low sales prices for our common stock and for the periods indicated.

	Common Stock
	High	Low
2010
Fourth Quarter	$1.90	$0.86
Third Quarter	1.88	0.66
Second Quarter	3.62	1.14
First Quarter	3.88	2.56
2011
Fourth Quarter	$0.98	$0.52
Third Quarter	1.21	0.75
Second Quarter	1.69	0.70
First Quarter	1.72	0.88
(b) Holders
On March 1, 2012 there were 1,272 recordholders and approximately 7,977 beneficial holders of our common stock.
(c) Dividends
As a public company, we have not paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions to shareholders.
(d) Authorization of Common Stock
On June 21, 2011 the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000 with par value of $0.0001 per share.
(e) Securities Authorized for Issuance Under Equity Compensation Plans
See Note 15, Share Based Compensation to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(f) Recent Sales of Unregistered Securities
Issuance of Lion Warrants - On each of March 13, 2009, March 24, 2011, April 26, 2011, July 7, 2011 and July 12, 2011, we issued warrants to Lion to purchase a total of 16,000, 760, 3,063, 1,445, and 338, respectively, shares of common stock. Each of the warrants was issued to Lion in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (Securities Act), in connection with entering into the Lion Credit Agreement and the Investment Agreement. We did not receive any proceeds from the issuance of the warrants to Lion.

Issuance of Shares to Investors - On April 26, 2011, we (1) issued a total of 15,777 initial shares of common stock to a group of Investors (as defined below) at a price of $0.90 per share in cash, for net cash proceeds of approximately $12.4 million, and (2) granted to such Investors rights to purchase a total of up to 27,443 additional shares of common stock at a price of $0.90 per share in cash, subject to adjustment in certain circumstances. On July 7, 2011, we issued a total of 6,667 shares of common stock to the Investors upon exercise of their purchase rights at a price of $0.90 per share in cash and on July 12, 2011, we issued a total of 1,740 shares of common stock to the Investors upon exercise of their purchase rights at a price of $0.90 per share in cash. The July 7, 2011 and July 12, 2011 transactions resulted in net cash proceeds of approximately $6.6 million. All of these shares and the purchase rights were issued in private placements exempt from registration pursuant to Section 4(2) of the Securities Act. We used the proceeds from the issuance and sale of the shares for working capital and general corporate purposes. On October 23, 2011, the remaining 19,036 Investors' right to purchase shares of common stock expired.
Issuance of Shares to Dov Charney - On December 1, 2010, we sold 1,130 treasury shares of common stock to Dov Charney, our Chairman and Chief Executive Officer, at a price of $1.48 per share in cash, for total cash consideration of $1.65 million. These shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. Proceeds of the sale were used to facilitate equity grants to certain of our employees and to fund the payment of the related withholding taxes for such grants.
On March 24, 2011, we sold to Mr. Charney 1,802 shares of common stock at a price of $1.11 per share in cash, for total consideration of approximately $2.0 million. These shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. We used the proceeds from the issuance and sale of these shares for working capital and general corporate purposes.
Also on March 24, 2011, the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate outstanding balance of $4.7 million, including principal and accrued and unpaid interest (to but not including March 24, 2011), were canceled in exchange for an issuance by the Company to Mr. Charney of an aggregate of 4,223 shares of common stock at a price of $1.11 per share, with 50% of such shares being issued on March 24, 2011 and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, (1) the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or (2) there is a change of control of the Company. These shares were issued or are issuable to Mr. Charney, in exchange for the three promissory notes owed by the Company to Mr. Charney, pursuant to the exemption under Section 3(a)(9) of the Securities Act (See Note 10).
On April 27, 2011, subject to receipt of stockholder approval, we (1) agreed to issue to Mr. Charney 778 initial shares of common stock at a price of $0.90 per share in cash, (2) granted to Mr. Charney the right to purchase a total of up to 1,556 additional shares of common stock, subject to adjustment in certain circumstances, and (iii) granted to Mr. Charney the right to receive up to 37,980 shares of common stock as anti-dilution protection if the market price of the common stock meets certain thresholds during certain measurement periods. On July 7, 2011, Mr. Charney purchased the 778 initial shares of common stock for total cash consideration of $0.7 million. The shares, the purchase rights and the right to receive the anti-dilution protection were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. We used the proceeds from the issuance and sale of the shares for working capital and general corporate purposes.
On October 23, 2011, the number of shares Mr. Charney would have the right to receive as anti-dilution protection, as described above, was reduced from 37,980 shares to 20,416 shares, as the Investors' right to purchase additional shares of common stock expired on such date. On October 24, 2011, Mr. Charney's right to purchase 1,556 additional shares of common stock shares expired without having been exercised.
(g) Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2007 through December 31, 2011 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500 over the indicated time periods, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Indexed Price Performance
180
160
140
120
100
80
60
40
20
0
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
American Apparel (APP)
S&P Retail
S&P 500
Dow

Dates	American Apparel	S&P Retail	S&P 500	Dow
December 31, 2006	100.00	100.00	100.00	100.00
December 31, 2007	163.22	82.12	103.53	106.43
December 31, 2008	21.65	55.94	63.69	70.42
December 31, 2009	33.73	82.36	78.62	83.67
December 31, 2010	18.06	101.84	88.67	92.89
December 31, 2011	7.83	104.81	88.67	98.03

Item 6. Selected Financial Data
The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2011, 2010 and 2009 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2011 and 2010 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” and “Per Share Data” for the year ended December 31, 2008 and 2007 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2009, 2008 and 2007 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007 (1)
	(In Thousands Except Per Share Data)
Selected Statement of Operations Data:
Net sales	$547,336	$532,989	$558,775	$545,050	$387,044
Gross profit	$294,900	$279,909	$319,912	$294,421	$213,368
(Loss) Income from Operations	$(23,293)	$(50,053)	$24,415	$36,064	$31,122
Net (Loss) Income	$(39,314)	$(86,315)	$1,112	$14,112	$15,478
Pro forma Net Income - conversion to C corporation for tax purposes (unaudited) (2)	$—	$—	$—	$—	$9,457
Cash Distributions/Dividends Paid (3)	$—	$—	$—	$—	$22,147
Per Share Data (4)
Net (Loss) Earnings per share - basic	$(0.42)	$(1.21)	$0.02	$0.20	$0.32
Net (Loss) Earnings per share - diluted	$(0.42)	$(1.21)	$0.01	$0.20	$0.31
Pro forma Net Earnings per share - conversion to C Corporation for tax purposes (unaudited) - basic	$—	$—	$—	$—	$0.19
Pro forma Net Earnings per share - conversion to C Corporation for tax (unaudited) purposes - diluted	$—	$—	$—	$—	$0.19
Weighted - average number of shares - basic	92,599	71,626	71,026	69,490	48,890
Weighted - average number of shares - diluted	92,599	71,626	76,864	70,317	49,414
Dividends Paid (3)	$—	$—	$—	$—	$0.45
Balance Sheet Data (4)(5)
Total Assets	$324,721	$327,950	$327,579	$333,609	$233,350
Working Capital (6)	$97,013	$3,379	$121,423	$83,069	$2,120
Total Long-Term Debt Less Current Maturities	$98,868	$5,597	$71,372	$72,328	$10,744
Stockholders’ Equity	$48,130	$75,024	$157,341	$136,412	$61,821
___________________________

(1)
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

(2)
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

(3)	Dividends paid represent cash dividends paid by Old American Apparel to its stockholders prior to becoming a public company. We do not anticipate paying any cash dividends in the foreseeable future.

(4)
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

(5)
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

(6) Excludes fair value of warrants of $9,633 and $993 as of December 31, 2011 and 2010, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Annual Report on Form 10-K. In addition, all amounts in this Form 10-K are presented in thousands, except for per share items and unless otherwise specified.
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing and accessories for women, men, children and babies. As of December 31, 2011, we operated a total of 249 retail stores in the United States, Canada, and 18 other countries. We also operate a leading wholesale business that supplies t-shirts and other casual wear to distributors and screen printers. In addition to our retail stores and wholesale operations, we operate an online retail e-commerce website at www.americanapparel.com where we sell our products directly to consumers.
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
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 143 retail stores as of December 31, 2011. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2011, the retail operations in the Canada segment were comprised of 37 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2011, the retail operations in the International segment comprised of 69 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive compensation.

The following table details, by segment, the change in retail store count during the years ended December 31, 2011, 2010 and 2009:
Stores Opened by Year

	United States	Canada	International	Total
Stores open as of December 31, 2008	147	37	75	259
2009
Opened	15	4	8	27
Closed	(2)	(1)	(2)	(5)
Stores open as of December 31, 2009	160	40	81	281
2010
Opened	1	2	3	6
Closed	(4)	(2)	(8)	(14)
Stores open as of December 31, 2010	157	40	76	273
2011
Opened	1	—	4	5
Closed	(15)	(3)	(11)	(29)
Stores open as of December 31, 2011	143	37	69	249
Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail stores, by quarter, for the years ended December 31, 2011, 2010 and 2009 and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2011(1)	(5)%	1%	3%	8%	2%
Number of Stores	249	248	244	249
2010(1)	(10)%	(15)%	(15)%	(11)%	(13)%
Number of Stores	249	257	261	260
2009	(7)%	(10)%	(16)%	(7)%	(10)%
Number of Stores	169	175	200	235
(1) Comparable store sales results include the impact of online store sales.

Executive Summary
Results of Operations
Net sales for the year ended December 31, 2011 increased $14.3 million, or 2.7%, to $547.3 million from $533.0 million reported for the year ended December 31, 2010 due primarily to sales improvements at our U.S. Wholesale and International segments. The improvements at our U.S. Wholesale segment, which includes our domestic online sales business, is due to a focused effort on expanding our wholesale customer base, specifically, to non-distributor customers. We also introduced a new wholesale catalog and new wholesale products which attracted a more diversified customer base, and made functional improvements to our website and fulfillment processes. Sales at our International segment improved as a result of improvements at our retail and online sales channels and favorable foreign exchange rates. Improvements in comparable store sales at our U.S. Retail segment in the latter half of 2011, were offset by similar declines during the first half of the year. Sales in our Canada segment declined primarily as a result of lower comparable store sales.
Gross margin for the year ended December 31, 2011 was 53.9% compared to 52.5% for the year ended December 31, 2010. The increase in gross margin was primarily due to an increase in sales prices across our sales channels and improvement in manufacturing labor efficiencies beginning in the second half of 2010, partially offset by lower manufacturing volumes and the resulting lower absorption of fixed overhead costs as well as the effect of higher yarn prices on our cost of sales. In addition, cost of goods sold in 2010 was negatively impacted by a $1.1 million increase in inventory reserves for obsolescence and shrinkage; the impact of such reserves on our cost of goods sold in 2011 was relatively insignificant.
Operating expenses, which include all selling, general and administrative costs and retail store impairment charges, decreased $11.8 million, or 3.6%, to $318.2 million for the year ended December 31, 2011 as compared to $330.0 million for the year ended December 31, 2010. The decrease in operating expenses is attributable primarily to lower rent expenses due to the closure of 29 retail stores during 2011 and a 50% reduction to impairment charges on long-lived assets.
Loss from operations was $23.3 million for the year ended December 31, 2011, an improvement of $26.8 million, or 53.5% from a loss from operations of $50.1 million for the year ended December 31, 2010.
Net loss for the year ended December 31, 2011 was $39.3 million an improvement of $47.0 million, or 54.5%, from a net loss of $86.3 million for the year ended December 31, 2010. The improvement is due to higher gross profits of $15.0 million, lower operating expenses of $11.8 million and an unrealized gain of $24.5 million from the change in fair value of warrants and purchase rights.

Liquidity Trends
During the year ended December 31, 2011 our cash flows from operations increased $34.7 million from a net operating cash outflow of $32.4 million in 2010 to a net operating cash inflow of $2.3 million in 2011. The improvements to our operating cash flows is attributable to an increase in our gross profits of $15.0 million, lower rent expenses of $7.9 million as a result of store closures and reduced working capital requirements from $24.5 million during 2010 to $1.7 million during 2011.
In addition, during the year ended December 31, 2011, we took certain steps to improve our liquidity position and sold approximately 26,764 shares of our common stock for net proceeds of $21.7 million. In March 2011, our CEO purchased 1,802 shares of common stock generating additional proceeds of approximately $2.0 million and in July 2011, our CEO purchased 778 shares of common stock generating additional proceeds of approximately of $0.7 million. We also obtained new equity financing from a group of investors and sold 15,777 shares of our common stock for net proceeds of $12.4 million in April 2011 and 8,407 shares of our common stock for net proceeds of $6.6 million in July 2011.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BoA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million. Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal, which may at its discretion, adjust the advance restriction and criteria for the eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initital increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. The amount available for additional borrowings on March 13, 2012 was $8.7 million.
The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of our U.S. assets and equity interests in certain of our foreign subsidiaries. Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility as well as an early termination fee if prepaid within the first two years.
In connection with the financing from Crystal, we also entered into an amendment to the Lion Credit Agreement to, among other things: (i) consent to the Crystal Credit Agreement, (ii) fix the maturity date at December 31, 2015, and (iii) modify certain financial covenants, including covenants related to minimum quarterly EBITDA and capital expenditures. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for a minimum of 5% of each interest payment on the outstanding principal in cash commencing in September 2012.
Proceeds from the Crystal Credit Agreement will be used to repay our existing BoA Credit Facility, fees and expenses related to the transaction and for general working capital purposes. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.

Our C$11.0 million credit agreement with Bank of Montreal ("Bank of Montreal Credit Agreement") matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all. If we are not able to enter into a renewal, extension or replacement of the Bank of Montreal Credit Agreement prior to its maturity, we would no longer have access to liquidity from such revolving credit facility after its maturity date.
We are in the process of executing a plan, which we commenced in 2010, to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; reducing corporate expenses; merchandise price rationalization in our wholesale and retail channels; improving merchandise allocation procedures and rationalizing staffing levels. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

Results of Operations
Year Ended December 31, 2011 compared to Year Ended December 31, 2010
(Dollars in thousands)

	For the Years Ended December 31,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$156,454	28.6%	$148,997	28.0%
U.S. Retail	174,837	31.9%	177,610	33.3%
Canada	61,865	11.3%	65,638	12.3%
International	154,180	28.2%	140,744	26.4%
Total net sales	547,336	100.0%	532,989	100.0%
Cost of sales	252,436	46.1%	253,080	47.5%
Gross profit	294,900	53.9%	279,909	52.5%

Selling expenses	209,841	38.3%	218,198	40.9%
General and administrative expenses	104,085	19.0%	103,167	19.4%
Retail store impairment	4,267	0.8%	8,597	1.6%
Loss from operations	(23,293)	(4.3)%	(50,053)	(9.4)%

Interest expense	33,167	6.1%	23,752	4.5%
Foreign currency transaction loss (gain)	1,679	0.3%	(686)	(0.1)%
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(23,467)	(4.3)%	993	0.2%
Loss on extinguishment of debt	3,114	0.6%	—	—%
Other (income) expense	(193)	—%	39	—%
Loss before income tax	(37,593)	(6.9)%	(74,151)	(13.9)%
Income tax provision	1,721	0.3%	12,164	2.3%
Net loss	$(39,314)	(7.2)%	$(86,315)	(16.2)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $7.5 million, or 5.0%, to $156.5 million for the year ended December 31, 2011 as compared to $149.0 million for the year ended December 31, 2010. Wholesale net sales, excluding online consumer net sales, increased $4.4 million, or 3.4%, to $132.1 million for the year ended December 31, 2011 as compared to $127.7 million for the year ended December 31, 2010, primarily due to the launch of a new wholesale catalog and focused effort on expanding our wholesale customer base, specifically, to imprintable wholesale customers. We also added new products to our wholesale offering that attracted a more diversified customer base. For 2012, we intend to continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $3.1 million, or 14.5%, to $24.3 million for the year ended December 31, 2011 as compared to $21.2 million for the year ended December 31, 2010, primarily as a result of functional improvements to our website and fulfillment process, and as well as a targeted online advertising and promotion effort.
U.S. Retail: Net sales for the U.S. Retail segment decreased $2.8 million, or 1.6%, to $174.8 million for the year ended December 31, 2011 as compared to $177.6 million for the year ended December 31, 2010. The decline is due to store closures, partially offset by an increase in average sales prices, warehouse sales in major cities and a modest improvement in our comparable store sales. Although we experienced improvements in comparable store sales throughout the latter half of 2011, these improvements were offset by lower comparable store sales in the first half of the year.
The number of U.S. Retail stores in operation decreased from 157 at December 31, 2010 to 143 at December 31, 2011, which resulted in a $7.4 million sales decrease. Warehouse sales contributed $3.2 million in 2011 as compared with $0.5 million in 2010. In addition, comparable store sales for the year ended December 31, 2011 increased by 1%, or $1.0 million over the prior year. We also embarked on promotional sales programs, such as Groupon, which generated sales of $2.0 million in 2011 as compared with $2.7 million in 2010.
Canada: Net sales for the Canada segment decreased $3.8 million, or 5.7%, to $61.9 million for the year ended December 31, 2011 as compared to $65.6 million for the year ended December 31, 2010. The decrease is primarily due to lower sales in the retail sales channel. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total net sales for the Canada segment for 2011 would have been approximately $59.4 million, or 9.5% lower when compared to the same period last year.

Retail net sales decreased $3.4 million, or 6.6%, to $48.5 million for the year ended December 31, 2011 as compared to $52.0 million for the year ended December 31, 2010. The decrease is due to lower comparable store sales and lost sales from store closures, partially offset by favorable foreign currency exchange rates. Comparable store sales for the year ended December 31, 2011 decreased by 12%, or $6.1 million. From December 31, 2010 to December 31, 2011, the number of retail stores in operation in the Canada segment decreased from 40 to 37, which resulted in a $0.5 million sales decrease. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total retail net sales for the Canada segment for 2011 would have been approximately $46.6 million, or 10.4% lower when compared to the same period last year.
Wholesale net sales decreased $0.4 million, or 3.6%, to $11.5 million for the year ended December 31, 2011 as compared to $11.9 million for the year ended December 31, 2010. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total wholesale net sales for the Canada segment for 2011 would have been approximately $11.0 million, or 7.4% lower when compared to the same period last year.
Online consumer net sales for the years ended December 31, 2011 was $1.8 million, essentially flat when compared to the prior year.
International: Net sales for the International segment increased $13.4 million, or 9.5%, to $154.2 million for the year ended December 31, 2011 as compared to $140.7 million for the year ended December 31, 2010. The increase is due to higher sales in both the retail and online sales channels. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total net sales for the international segment for 2011 would have been approximately $146.0 million, or 3.7% higher when compared to the same period last year.
Retail net sales increased $10.1 million, or 8.6%, to $126.9 million for the year ended December 31, 2011 as compared to $116.8 million for the year ended December 31, 2010. The increase is due to higher comparable store sales and favorable foreign currency exchange rates, partially offset by lost sales from store closures. Comparable store sales for the year ended December 31, 2011 increased by 6%, or $6.5 million. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total retail net sales for the international segment for 2011 would have been approximately $120.2 million, or 2.9% higher when compared to the same period last year. From December 31, 2010 to December 31, 2011, the number of international retail segment stores in operation decreased from 76 to 69, which resulted in a $4.2 million sales decrease.
Wholesale net sales decreased $1.1 million, or 9.3%, to $10.4 million for the year ended December 31, 2011 as compared to $11.5 million for the year ended December 31, 2010. The decrease is primarily due to a reduction in customer demand in Germany, partially offset by more sales from new wholesale customers in the U.K. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total wholesale net sales for the international segment for 2011 would have been approximately $10.0 million, or 7.9%n lower when compared to the same period last year.
Online consumer net sales increased $4.4 million, or 35.6%, to $16.9 million for the year ended December 31, 2011 as compared to $12.5 million for the year ended December 31, 2010. The increase is attributable to higher online sales in the U.K. and Japan as a result of improvements to the online shopping experience and promotional campaigns. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total online consumer net sales for the international segment for 2011 would have been approximately $15.9 million, or 20.9% higher when compared to the same period last year.
Cost of sales: Cost of goods sold for the year ended December 31, 2011 was $252.4 million and was essentially unchanged from the prior year. As a percentage of net sales, cost of goods sold decreased by 1.4% to 46.1% from 47.5% for the years ended December 31, 2011 and December 31, 2010, respectively. The decrease in cost of goods sold as a percentage of sales was primarily due to an improvement in our manufacturing labor productivity, partially offset by lower production volumes and the resulting lower absorption of our fixed overhead costs and the effect of higher yarn prices on our cost of sales.
During 2010 and throughout the first half of 2011, we experienced continual increases in the costs of cotton and fabric used in our manufacturing processes. Cotton prices reached a high in the second quarter of 2011 and started to decrease in the third quarter of 2011. While we believe cotton and fabric prices have now stabilized, the impact of cotton price decreases is not expected to be reflected in our operating results until the second half of 2012.
Selling expenses: Selling expenses decreased $8.4 million, or 3.8%, to $209.8 million for the year ended December 31, 2011 from $218.2 million for the year ended December 31, 2010. The change was attributable to decreases of $7.6 million in facility-related expenses (primarily rent) and $3.1 million in advertising, partially offset by an increase of $0.5 million for a new wholesale catalog. As a percentage of sales, selling expenses decreased to 38.3% in the year ended December 31, 2011 from 40.9% in the year ended December 31, 2010.
General and administrative expenses: General and administrative expenses increased $0.9 million, or 0.9%, to $104.1 million the year ended December 31, 2011 as compared to $103.2 million for the year ended December 31, 2010. As a percentage of sales, general and administrative expenses decreased to 19.0% in 2011 from 19.4% in 2010. The change was primarily due to increases of $3.0 million in stock-based compensation and $2.2 million in salaries and wages, offset by decreases of $3.0 million in depreciation expense and $2.8 million in professional fees (primarily legal and accounting fees). The increase in stock-based compensation is primarily due to expenses associated with anti-dilution provisions for Dov Charney related to the company's financing transactions in the second and third quarter of 2011 and the accelerated vesting of restricted shares related to the departure of an executive officer (see Notes 14 and 15, Stockholders' Equity and Share Based Compensation to our consolidated financial statements under Part II, Item 8). The increase in salaries is primarily due to the addition of new senior management positions.
Retail store impairment charges: At December 31, 2011, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eleven retail stores were less than their carrying value at December 31, 2011 based on sales performance through the date of issuance of these financial statements, and projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $4.3 million and $8.6 million for the years ended December 31, 2011 and 2010, respectively.
Interest expense: Interest expense increased $9.4 million to $33.2 million for the year ended December 31, 2011 from $23.8 million for the year ended December 31, 2010 primarily from an increase in the average balance of debt outstanding. Interest rates on our various debt facilities and capital leases ranged from 5% to 18.0% for the year ended December 31, 2011 and 3.4% to 18.0% for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 primarily consisted of amortization of debt discount and deferred financing cost of approximately $14.2 million, interest on the Lion Credit Agreement of approximately $18.7 million, of which approximately $17.6 million was paid in kind, and interest on borrowings under our revolving credit facilities. Interest paid in cash was $5.5 million.
Foreign currency transaction loss (gain): Foreign currency transaction loss was $1.7 million for the year ended December 31, 2011, as compared to a gain of $0.7 million for the year ended December 31, 2010. The change related to a lower valuation of the U.S. Dollar relative to foreign currencies with which we transact our business.
Unrealized (gain) loss on change in fair value of warrants and purchase rights: The $23.5 million unrealized gain in the fair value of warrants and purchase rights for the year ended December 31, 2011 relates primarily to the issuance of purchase rights to a group of investors in April 2011 and the subsequent decrease in the fair value of both the warrants and the purchase rights. See Note 14, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Loss on extinguishment of debt: During the year ended December 31, 2011, we recorded a loss of $3.1 million on extinguishment of debt associated with the amended terms of the Lion Credit Agreement. See Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Income tax provision: Income tax provision was $1.7 million for the year ended December 31, 2011 as compared to $12.2 million for the year ended December 31, 2010. In 2010, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. Similarly, we recognized no tax benefits on our loss before income taxes in 2011. See Note 12, Income Taxes to our consolidated financial statements under Part II, Item 8.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009
(Dollars in thousands)

	For the Years Ended December 31,
	2010	% of net sales	2009	% of net sales
U.S. Wholesale	$148,997	28.0%	$141,521	25.3%
U.S. Retail	177,610	33.3%	191,325	34.2%
Canada	65,638	12.3%	68,983	12.3%
International	140,744	26.4%	156,946	28.1%
Total net sales	532,989	100.0%	558,775	100.0%
Cost of sales	253,080	47.5%	238,863	42.7%
Gross profit	279,909	52.5%	319,912	57.3%

Selling expenses	218,198	40.9%	198,518	35.5%
General and administrative expenses	103,167	19.4%	93,636	16.8%
Retail store impairment	8,597	1.6%	3,343	0.6%
(Loss) income from operations	(50,053)	(9.4)%	24,415	4.4%

Interest expense	23,752	4.5%	22,627	4.0%
Foreign currency transaction gain	(686)	(0.1)%	(2,920)	(0.5)%
Unrealized loss on change in fair value of warrants and purchase rights	993	0.2%	—	—%
Other (income) expense	39	—%	(220)	—%
(Loss) income before income taxes	(74,151)	(13.9)%	4,928	0.9%
Income tax provision	12,164	2.3%	3,816	0.7%
Net (loss) income	$(86,315)	(16.2)%	$1,112	0.2%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $7.4 million, or 5.2%, to $148.9 million for the year ended December 31, 2010 as compared to $141.5 million for the year ended December 31, 2009. Wholesale net sales, excluding online consumer net sales, increased $9.5 million, or 8.0%, to $127.7 million for the year ended December 31, 2010 as compared to $118.2 million for the year ended December 31, 2009, primarily due to an increase in sales to distributors and a slight increase in average sale prices.
Online consumer net sales decreased $2.1 million, or 9.0%, to $21.2 million for the year ended December 31, 2010 as compared to $23.3 million for the year ended December 31, 2009.
U.S. Retail: Net sales for the U.S. Retail segment decreased $13.7 million, or 7.2%, to $177.6 million for the year ended December 31, 2010 as compared to $191.3 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in average sale prices combined with a slight decrease in the number of units sold. Comparable store sales for the year ended December 31, 2010 decreased by 10.0%, or $18.0 million from 2009. Declines in 2010 were partially offset by an increase of approximately $4.3 million relating to the incremental sales of a key store opening in 2010 and existing store sales that were not in operation for the full comparable year. Since December 31, 2009, the number of U.S. Retail segment stores in operation decreased from 160 to 157.
Canada: Total net sales for the Canada segment decreased $3.4 million, or 4.9%, to $65.6 million for the year ended December 31, 2010 as compared to $69.0 million for the year ended December 31, 2009. The decrease was primarily due to lower sales in our retail sales channel. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total net sales for the Canada segment for 2010 would have been approximately $59.3 million, or $9.7 million lower when compared to 2009.

Retail net sales decreased $4.0 million, or 7.1%, to $52.0 million for the year ended December 31, 2010 as compared to $56.0 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in the number of units sold, partially offset by an increase in average sale prices. Comparable store sales for the year ended December 31, 2010 decreased by 22.5%, or $13.2 million from 2009. Declines in 2010 were partially offset by an increase of approximately $9.2 million relating to incremental sales of two stores opening in 2010 and existing store sales that were not in operation for the full comparable year. As of both December 31, 2010 and 2009, the number of retail stores in operation in the Canada segment remain unchanged at 40. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total retail net sales for the Canada segment for 2010 would have been approximately $46.9 million, or $9.1 million lower when compared to 2009.
Wholesale net sales increased $0.5 million, or 4.4%, to $11.9 million for the year ended December 31, 2010 as compared to $11.4 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total wholesale net sales for the Canada segment for 2010 would have been approximately $10.8 million, or $0.7 million lower when compared to 2009.
Online consumer net sales increased by $0.2 million, or 12.5%, to $1.8 million for the year ended December 31, 2010 as compared to $1.6 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total online consumer net sales for the Canada segment for 2010 would have been approximately $1.6 million, or unchanged from 2009.
International: Total net sales for the International segment decreased $16.2 million, or 10.3%, to $140.7 million for the year ended December 31, 2010 as compared to $157.0 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total net sales for the international segment for 2010 would have been approximately $141.2 million, or $15.7 million lower when compared to 2009.
Retail net sales decreased $15.3 million, or 11.6%, to $116.8 million for the year ended December 31, 2010 as compared to $132.1 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in number of units sold combined with a slight decrease in price per units sold. Comparable store sales for the year ended December 31, 2010 decreased by 15.0%, or $17.8 million from 2009. Declines in 2010 were offset by an increase of approximately $2.5 million relating to incremental sales of three new stores opening in 2010 and existing store sales that were not in operation for the full comparable year. Since December 31, 2009, the number of international retail segment stores in operation decreased from 81 to 76. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total retail net sales for the international segment for 2010 would have been approximately $117.0 million, or $15.1 million lower when compared to 2009.
Wholesale net sales decreased $0.9 million, or 7.3%, to $11.5 million for the year ended December 31, 2010 as compared to $12.4 million for the year ended December 31, 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total wholesale net sales for the international segment for 2010 would have been approximately $11.9 million, or $0.2 million lower when compared to 2009.
Online consumer net sales for both the year ended December 31, 2010 and 2009 was $12.5 million. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total online consumer net sales for the international segment for 2010 would have been approximately $12.3 million, or $0.4 million lower when compared to 2009.
Cost of sales: Cost of goods sold as a percentage of net sales was 47.5% and 42.7% for the years ended December 31, 2010 and December 31, 2009, respectively. On a comparative basis, cost of goods sold was impacted by an increase in yarn and fabric prices, labor inefficiencies associated with training of newly added sewers, and continued shift in production mix towards more complex retail styles that have a higher cost of production. Cost of goods sold was also impacted by a shift in mix from retail to wholesale net sales, for which the wholesale segment generates lower margins. The increase in cost of sales in 2010 compared to 2009 was partially offset by $1.9 million, due to a decline in the value of the U.S. Dollar relative to foreign currencies, primarily with the Canadian dollar. Additionally, the net impact of inventory reserve for obsolescence and shrinkage to cost of goods sold was approximately $1.1 million for the year ended December 31, 2010 as compared to $1.2 million for the year ended December 31, 2009.
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
Foreign currency transaction gain: Foreign currency transaction gain was $0.7 million for the year ended December 31, 2010, as compared to a gain of $2.9 million for the year ended December 31, 2009. The unfavorable change related to lower exchange gains of the U.S. Dollar relative to foreign currencies used by our international subsidiaries for December 31, 2010 compared to the same periods in the prior year.
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
Income tax provision: The income tax provision changed $8.4 million, to $12.2 million for the year ended December 31, 2010 as compared to $3.8 million for the year ended December 31, 2009. The change was primarily due to an increase in valuation allowance charges for the year ended December 31, 2010. The effective income tax rate for the year ended December 31, 2010 was 16.4% (a provision expense against book loss before income tax), as compared to 77.4% for the year ended December 31, 2009 (a net income year).  The effective rates for both years differed from the statutory rate due to valuation allowances charges and changes in liabilities for uncertain tax positions. For the year ended December 31, 2010, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets, and recorded a return to provision adjustment for state tax credits.  For the year ended December 31, 2009, we recorded valuation allowances against certain foreign net operating losses and established certain liabilities related to uncertain tax positions as a result of a Canadian income tax audit.  See Note 12, Income Taxes to our consolidated financial statements under Part II, Item 8.

Liquidity and Capital Resources
Summary
As of December 31, 2011, we had (i) approximately $10.3 million in cash, (ii) $2.8 million of availability for additional borrowing and $48.3 million outstanding on a $75.0 million revolving credit facility under the BofA Credit Agreement, (iii) $2.5 million of availability for additional borrowings and $2.0 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $96.8 million of borrowings outstanding under the Lion Credit Agreement, net of discount of $20.2 million , and including accrued paid-in-kind interest of $17.6 million.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BoA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million. Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal, which may at its discretion, adjust the advance restriction and criteria for the eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. The amount available for additional borrowings on March 13, 2012 was $8.7 million.
The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of our U.S. assets and equity interests in certain of our foreign subsidiaries. Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility. The Crystal Credit Agreement also includes an early termination fee, if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced, of (a) 3.00% if it occurs in the first year, (b) 2.00% if it occurs in the second year, and (c) 0.00% thereafter. Proceeds from the Crystal Credit Agreement will be used to repay our existing BoA Credit Facility, fees and expenses related to the transaction and for general working capital purposes. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
In connection with the financing from Crystal, we also entered into an amendment to the Lion Credit Agreement to, among other things: (i) consent to the Crystal Credit Agreement, (ii) fix the maturity date at December 31, 2015, and (iii) modify certain financial covenants, including covenants related to minimum quarterly EBITDA and capital expenditures. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for a minimum of 5% of each interest payment on the outstanding principal in cash starting in September 2012.
Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the exercise of warrants and issuance of common stock. Our principal liquidity requirements are for working capital and capital expenditures and in 2011 to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, if any, borrowings from revolving credit facilities and term loans under the Lion Credit Agreement.
We also in the past have funded liquidity needs with related party loans from our CEO, all of which were canceled in exchange for shares of common stock in March 2011, and cash investments by our CEO, who purchased 1,130 treasury shares of common stock at a total cost of $1.7 million in December 2010.
In addition, during the year ended December 31, 2011, we took certain steps to improve our liquidity position and sold approximately 26,764 shares of our common stock for net proceeds of $21.7 million:

•	On March 24, 2011, we sold 1,802 shares of our common stock to Dov Charney ("Mr. Charney"), Chairman and CEO of the Company, for aggregate proceeds, net of transaction costs, of $2 million.

•	On April 26, 2011, we sold 15,777 shares of our common stock to a group of investors (the "Investors") for aggregate proceeds of $12.4 million after transaction costs.

•	On July 7, 2011, we sold 778 shares of our common stock to Mr. Charney, for aggregate proceeds, net of transaction costs, of $0.7 million

•
In connection with the April 26, 2011 sale of our common stock, the Investors and Mr. Charney received the right to purchase up to an additional 27,443 and 1,556 shares, respectively, at $0.90 per share. On July 7 and 12, 2011, the Investors exercised their rights and purchased 6,667 and 1,740 shares, respectively of our common stock. These transactions resulted in aggregate proceeds, net of transaction costs, of $6.6 million. On October 23, 2011, the remaining Investor Purchase Rights of 19,036 expired and on October 24, 2011, the 1,556 Charney Purchase Rights expired.

We generate cash primarily through the sale of our products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payment to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.
We incurred a loss from operations of $23.3 million for the year ended December 31, 2011, compared to a loss from operations of $50.1 million for the year ended December 31, 2010. Our cash provided by operating activities was $2.3 million for the year ended December 31, 2011, as compared to cash used in operating activities of $32.4 million used for the year ended December 31, 2010. As a result of financing obtained from Crystal, we believe that we will have sufficient cash and financing commitments to meet our funding requirements for the next twelve months.
We are in the process of executing a plan, which we commenced in 2010, to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; reducing corporate expenses; merchandise price rationalization in our wholesale and retail channels; improving merchandise allocation procedures and rationalizing staffing levels. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

Cash Flow Overview
Cash Flow Overview for the years ended December 31, 2011, 2010 and 2009 is as follows (dollars in thousands):

	2011	2010	2009
Net cash provided by (used in):
Operating activities	$2,305	$(32,370)	$45,203
Investing activities	(10,759)	(15,662)	(20,889)
Financing activities	12,582	48,172	(25,471)
Effect of foreign exchange rate changes on cash	(1,491)	(1,530)	(1,165)
Net increase (decrease) in cash	$2,637	$(1,390)	$(2,322)
Year Ended December 31, 2011
Cash provided by operating activities was $2.3 million. This was a result of net losses of $39.3 million and an increase in working capital requirements of $1.7 million, offset by non-cash expenses of $43.3 million.

The increase in working capital was due primarily to an increase in inventory of $6.8 million. Although our unit inventory levels declined 7% at December 31, 2011 compared to December 31, 2010, the increase in yarn and fabric prices beginning in 2010, and continuing throughout the first half of 2011, resulted in an increase to the cost of our inventory, despite overall reductions to the other direct costs in our manufacturing processes. In addition, our production planning and scheduling methodology calls for maintaining normal production levels throughout the year, regardless of seasonality in demand. This approach allows us to have efficient inventory levels in stock and to be well positioned in anticipation of key selling seasons.

Non-cash expenses include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, loss on extinguishment of debt, accrued interest-in-kind, impairment charges, stock-based compensation, bad debt expense, deferred income taxes, and deferred rent, and cash used of $1.7 million by changes in operating assets and liabilities.

Cash used by investing activities was $10.8 million and related primarily to capital expenditures. Net investments in property and equipment were $3.6 million for the U.S. Wholesale segment, $4.9 million for the U.S. Retail segment, $0.4 million for the Canada segment and $2.1 million for the International segment. During this period, four new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $12.6 million. This consisted primarily from proceeds of $21.7 million from the sale of common stock and purchase rights and $3.1 million in proceeds from a sale-leaseback financing transaction for manufacturing equipment, partially offset by the repayment of $6.9 million under our revolving credit facilities.

Year Ended December 31, 2010
Cash used by operating activities was $32.4 million. This was a result of net losses of $86.3 million, offset by non-cash expenses of $78.4 million, and a decrease in working capital requirements of $24.5 million.

Non-cash expenses of $78.4 million include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent and cash used of $24.5 million by changes in operating assets and liabilities. The decrease in working capital was due to an increase in trade receivables of $1.7 million, increases in inventory of $37.2 million, a decreases in prepaid expenses and other current assets of $0.6 million, increase in other long-term assets of $0.6 million, an increase in accounts payable and accrued expenses and other liabilities of $13.7 million and an increase in income taxes of $0.8 million. The increase in inventory was due to higher levels of production during fiscal 2010, increased manufacturing costs, and introduction of new product styles.

Cash used by investing activities was $15.7 million. This consisted of increased net investment in property and equipment of $4.8 million for the U.S. Wholesale segment, $7.6 million for the U.S. Retail segment, $1.5 million for the Canada segment and $1.9 million for the International segment. During this period, one new retail store was opened in the United States, two new retail store were opened in Canada, and three new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $48.2 million. This consisted primarily from net borrowings of $50.9 million under our revolving credit facilities, offset by net cash overdraft, stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.

Year Ended December 31, 2009
Cash used in operations was $45.2 million. This was a result of net income of $1.1 million, offset by non-cash expenses of $47.3 million, and an increase in working capital requirements of $3.2 million. Non-cash expenses of $47.3 million include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent, and cash of $3.2 million provided by changes in operating assets and liabilities. The increase in working capital was due to an increase in accounts payable and accrued expenses and other liabilities of $3.6 million, a decrease in inventory of $9.5 million, and a decrease in income tax payable of $9.9 million. The decrease in inventory levels during 2009 included a reduction in raw material purchases and moderated production in order to maintain lower levels of inventory in response to the declining economic environment and a projected decrease in demand from wholesale customers.
Cash used by investing activities was $20.9 million. This was primarily a result of investment in property and equipment of $4.6 million for the U.S. Wholesale segment, $11.2 million for the U.S. Retail segment, $1.4 million in the Canada segment and $3.8 million in the International segment.
Cash used by financing activities was $25.5 million. This was primarily the result of using available cash and our new financing received from Lion to pay down our revolving credit facility and our previous term note and notes payable.

Debt Agreements and Other Capital Resources
Revolving Credit Facilities
Crystal credit facility - On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BoA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and other lenders and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80 million to be allocated between an asset-based revolving credit facility of $50 million and term loan of $30 million. The Crystal Credit Agreement matures on March 13, 2015. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal and are collateralized by substantially all of our U.S. assets and equity interests in certain of our foreign subsidiaries. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initital increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility.

The Crystal Credit Agreement also includes an early termination fee, if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced, of (a) 3.00% if it occurs in the first year, (b) 2.00% if it occurs in the second year, and (c) 0.00% thereafter.
In connection with the financing from Crystal, we also entered into an amendment to the Lion Credit Agreement to, among other things: (i) consent to the Crystal Credit Agreement, (ii) fix the maturity date at December 31, 2015, and (iii) modify certain financial covenants, including covenants related to minimum quarterly EBITDA and capital expenditures. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for a minimum of 5% of each interest payment on the outstanding principal in cash starting in September 2012.
Proceeds from the Crystal Credit Agreement will be used to repay our existing BoA Credit Facility, fees and expenses related to the transaction and for general working capital purposes. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Bank of America credit facility - As of December 31, 2011, we had outstanding borrowings of $48.3 million under the BoA credit facility, which we replaced with the Crystal Credit Agreement described above.
Bank of Montreal credit facility - We also have a revolving credit facility (the “Bank of Montreal Credit Agreement”) of C$11.0 million from Bank of Montreal (BOM). The revolving credit facility is secured by liens on personal property on all present and future movable property of our Canadian operations. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by BOM. Interest under the agreement is at the bank’s prime rate (3.0% at December 31, 2011) plus 4.0%. The credit facility matures on December 30, 2012, and our available borrowing capacity at December 31, 2011 was $2.5 million. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
The Bank of Montreal Credit Agreement matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all.
Lion Credit Agreement
Term Loan - We have a loan agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively) who provided us with term loans in an aggregate principal amount equal to $80.0 million. The term loan under the Lion Credit Agreement matures on December 31, 2013 and bear interest at a rate of 17% per annum, payable quarterly in arrears. Effective February 18, 2011 the interest rate was increased to 18% per annum as described below. As of December 31, 2011, we had outstanding approximately $96.8 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion.
On February 18, 2011, we entered into a fifth amendment to the Lion Credit Agreement, which among other things, added a covenant for the Total Debt to Consolidated EBITDA ratio that increased the interest rate payable from 17% to 18% if the ratio is greater than 4.00:1.00 for any four consecutive fiscal quarters or if the Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative.
On April 26, 2011, we entered into a sixth amendment to the Lion Credit Agreement, which among other things, waived the requirement to furnish our 2010 audited financial statements within 120 days after the fiscal year without a "going concern" or like qualification. The sixth amendment also, among other things, (i) required us to receive new equity contribution in excess of $10,500, (ii) required us to take certain measures to prevent the dilution of Lion's existing warrants and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment.
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, we entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for interest at a rate of 5.0% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in kind or in cash at our option).
The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants, negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of us to incur additional debt and liens) and other financial covenants. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty. See Financial Covenants below and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Lion Warrants - In connection with the Lion Credit Agreement, we issued warrants ("Lion Warrants") to Lion, which may be exercised by Lion by (1) paying the exercise price in cash, (2) pursuant to a “cashless exercise” of the warrant, or (3) by a combination of the two methods. On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, we entered into an amendment to the Lion Credit Agreement, which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA ratio, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). As of December 31, 2011, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $1.00 per share. The estimated fair value of $9,462 at December 31, 2011 is recorded as a current liability in our consolidated balance sheets under Part II, Item 8.
On March 13, 2012, in connection with the Crystal Agreement, we entered into an amendment to the Lion Credit Agreement, which required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2022 and add a covenant for Consolidated EBITDA that reduces the exercise price of the Lion Warrant by $0.25 if the Consolidated EBITDA for any twelve consecutive months, as determined at the end of each fiscal quarter, falls below minimum amounts.
The Lion Warrants also contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. See Note 14, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Investor Purchase Rights - On April 26, 2011 and in connection with the February 18, 2011 amendment to the Lion Credit Agreement, we entered into a purchase and investment agreement with a group of investors ("Investors") and sold approximately 15,777 shares of common stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,417. The purchase rights gave the Investors the right to purchase up to an aggregate of approximately 27,443 additional shares of common stock at that price for a 180-day period, subject to certain topping up and anti-dilution adjustments for additional issuances for cash of common stock (or securities exercisable, exchangeable or convertible for common stock), prior to April 26, 2012 (the one-year anniversary of the closing date of the transaction) as described in the purchase and investment agreement (the "Investor Purchase Rights").
We also entered into a purchase agreement with Dov Charney that, among other things, allowed Mr. Charney to purchase 778 initial shares and up to 1,556 additional shares of common stock on the same terms as the purchase agreement with the Investors ("Charney Purchase Rights").
On July 7 and 12, 2011, the Investors exercised their purchase rights and acquired 6,667 shares and 1,740 shares, respectively, of our common stock for $0.90 per share. These transactions resulted in $6,593 in aggregate proceeds, net of transaction costs.
On October 23, 2011, the remaining 19,036 Investor Purchase Rights expired and on October 24, 2011, the 1,556 Charney Purchase Rights expired without having been exercised. See Note 14, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
SOF Warrants - In connection with the Ninth Amendment with SOF Investments, L.P. ("SOF") to extend the maturity date of our credit agreement with SOF from January 18, 2009 to April 20, 2009, we issued warrants ("SOF Warrants") to SOF, to purchase 1,000 shares of our common stock. These warrants expire on December 19, 2013. The exercise price of the SOF Warrants at the time of issuance was $3.00 per share and is subject to adjustment under certain circumstances. As a result of the issuance of warrants to Lion in February and April 2011, and the sale of common stock to the Investors in April and July 2011 discussed above, the exercise price of the SOF Warrant was reduced to $2.139 per share. As of December 31, 2011, the estimated fair value of $171 is recorded as a current liability in our consolidated balance sheets. See Note 14, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Sale-Leaseback
On January 11, 2011, we entered into an agreement to sell and simultaneously lease back substantially all of our unencumbered manufacturing equipment, for a term of 48 months. The sale price of the manufacturing equipment was $3,100. We have an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. The transaction is accounted for as a financing transaction.

Related-Party Debt and Sale of Stock to CEO
Related-Party Debt - On March 24, 2011, we entered into an agreement with Mr. Charney which canceled our $4,688 promissory notes payable to Mr. Charney in exchange for 4,223 shares of our common stock at a price of $1.11 per share, with 50% of these shares issued at closing and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of our common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of American Apparel.
Sale of Common Stock to CEO - On July 7, 2011, we sold 778 shares of our common stock to Dov Charney, pursuant to his purchase agreement described above, at $0.90 per share, for total proceeds of $700. On March 24, 2011, we entered into an agreement to sell to Mr. Charney approximately 1,802 shares of our common stock at a price of $1.11 per share for proceeds of $2,000.
Sale of Treasury Stock to CEO - On November 26, 2010, we authorized the sale to Mr. Charney of approximately 1,130 treasury shares of our common stock at a price of $1.48 per share for proceeds of $1,650.
See Notes 10 and 14, Subordinated Notes Payable to Related Party and Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
The following is an overview of our total debt as of December 31, 2011 (dollars in thousands).

Description of Debt	Lender Name	Stated Interest Rate	December 31, 2011	Covenant Violations
Revolving credit facility	Bank of America, N.A.	4.84%	$48,324	No
Revolving credit facility (Canada)	Bank of Montreal	7.00%	1,995	No
Term loan from private investment firm	Lion Capital LLP	18.00%	96,760	No
Other			438	N/A
Capital lease obligations	23 individual leases ranging between $1-$511	From 5.0% to 18.0%	2,907	N/A
Cash overdraft			1,921	N/A
Total debt including cash overdraft			$152,345

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Significant covenants are summarized below.

Lion Credit Agreement - Significant covenants in the Lion Credit Agreement include an annual limitation of our capital expenditures to $27.5 million for fiscal 2011 as well as minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter. Our total actual capital expenditures for the year ended December 31, 2011 was $11.1 million. See Note 8, Long-Term Debt to our consolidated financial statements in Part II, Item 8.

Crystal Credit Agreement - Significant covenants in the Crystal Agreement include a minimum excess availability covenant, which requires us to maintain minimum excess availability of the greater of (1) $8.0 million, or (2) 10% of the borrowing base. If the excess availability falls below this minimum, then we will be required to maintain a fixed charge coverage ratio of 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The Crystal Credit Agreement also includes an annual limitation of our capital expenditures at our domestic subsidiaries to no more than $17.0 million for the year ending December 31, 2012 and $25.0 million for each year thereafter.

Bank of America Credit Agreement - Significant covenants in the BofA Credit Agreement included an annual limitation of our capital expenditures at our domestic subsidiaries to no more than $25.0 million for the year ended December 31, 2011. Our actual capital expenditures for the combined U.S. Wholesale and U.S. Retail segments, which consist of our domestic subsidiaries, were $8.5 million for the year ended December 31, 2011.

The BofA Credit Agreement also imposed a minimum excess availability covenant, which required us to maintain minimum excess availability of the greater of (1) $12.5 million, or (2) 15% of the lesser of the borrowing base or the revolving credit ceiling. At December 31, 2011 our gross availability under the credit agreement was $75.0 million, minimum excess availability was $12.5 million, and our excess availability was $2.8 million.

As of December 31, 2011, we were in compliance with all required financial covenants of the BofA Credit Agreement.

Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8,500 in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility.

As of December 31, 2011, we were in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Each of the credit agreements with Lion Capital, Crystal and Bank of Montreal contain cross-default provisions, whereby an event of default occurring under any of the other credit agreements would cause an event of default.

Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate the leases as they expire. Issued and outstanding letters of credit were $7.5 million at December 31, 2011, and were related primarily to workers’ compensation insurance and rent deposits.
Contractual Obligations Summary
The following table summarizes our contractual commitments as of December 31, 2011, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facilities, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including the related real estate taxes and maintenance costs, are included in the cost of sales and general and administrative expenses in our consolidated financial statements and amounted to approximately $78.1 million for the year ended December 31, 2011.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt, including interest	$97,242	$71	$96,866	$305	$—
Current debt, including interest	50,457	50,457	—	—	—
Capital lease obligations, including interest	3,503	1,502	1,986	9	6
Operating lease obligations	355,686	62,346	115,909	51,479	125,952
Advertising commitments	4,378	4,364	14	—	—
Self-insurance reserves	16,555	5,964	5,108	1,483	4,000
Total contractual obligations	$527,821	$124,704	$219,883	$53,276	$129,958
We had approximately $2.2 million of total gross unrecognized tax benefits, including interest at December 31, 2011. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year. Therefore, these amounts are not included in the table above.

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
Critical Accounting Estimates and Policies
Complete descriptions of our significant accounting policies are outlined in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements under Item 8—Financial Statements and Supplementary Data. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical estimates and policies include:

•	revenue recognition;

•	inventory valuation, obsolescence;

•	fair value calculations including derivative liabilities such as the Lion warrants and purchase rights;

•	valuation and recoverability of long-lived intangible assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	accruals for the outcome of current litigation;

•	self-insurance liabilities.
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
Revenue Recognition
We recognize product sales when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured. Wholesale product sales are recorded at the time the product is either picked up by or shipped to the customer. Online product sales are recorded at the time the products are received by the customers. Retail store sales are recorded as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see Sales Returns and Allowances discussed below for further information).
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
We evaluate acquired assets and our retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist, and therefore long lived assets could be impaired. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets. During the years ended December 31, 2011, 2010 and 2009 we recorded an impairment charge in the amount of $4.3 million, $8.6 million and $3.3 million, respectively, related to underperforming retail stores located in each of the U.S. Retail, Canada and International segments.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. We periodically review the recoverability of deferred tax assets recorded on our balance sheet and provide valuation allowances as management deems necessary. Based upon the results of fiscal 2011, trends in our performance during the year and projected through 2012 it is more likely than not that we will not realize any benefit from the deferred tax assets recorded by us in previous periods. We did not record income tax benefits in the consolidated financial statements for the year ending December 31, 2011 as we determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets. During the years ended December 31, 2011 and 2010, we recorded a valuation allowance against deferred tax assets of $73.8 million and $52.0 million, respectively. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
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
Contingencies
We are subject to proceedings, lawsuits and other claims related to various matters. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. See Notes 16 and 19, Commitments and Contingencies and Litigation to our consolidated financial statements under Part II, Item 8.

Self-Insurance Liabilities
We maintain self-insurance programs for our estimated commercial general liability risk and our estimated workers’ compensation liability risk related to our manufacturing and retail operations in the United States. In addition, starting in October 2008, we have a self-insurance program for a portion of our employee medical benefits covering all employees in the United States. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 31, 2011 and 2010, our self-insurance liabilities totaled $16.6 million and $12.4 million, respectively.
Other Matters
Accounting Standards Updates
Accounting standards updates effective after December 31, 2011, are not expected to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at December 31, 2011, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $42 per month. We determined this amount based on approximately $50.3 million of variable rate borrowings at December 31, 2011. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 39.5% of our net sales for the year ended December 31, 2011 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

American Apparel, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 14, 2012, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of a material weakness.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 14, 2012

Item 8. Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$10,293	$7,656
Trade accounts receivable, net of allowances of $2,195 and $2,630 at December 31, 2011 and 2010, respectively	20,939	16,688
Prepaid expenses and other current assets	7,631	9,401
Inventories, net	185,764	178,052
Income taxes receivable and prepaid income taxes	5,955	4,114
Deferred income taxes, net of valuation allowance of $12,003 and $9,661 at December 31, 2011 and 2010, respectively	148	626
Total current assets	230,730	216,537
PROPERTY AND EQUIPMENT, net	67,438	85,400
DEFERRED INCOME TAXES, net of valuation allowance of $61,770 and $42,318 at December 31, 2011 and 2010, respectively	1,529	1,695
OTHER ASSETS, net	25,024	24,318
TOTAL ASSETS	$324,721	$327,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$1,921	$3,328
Revolving credit facilities and current portion of long-term debt, net of unamortized discount of $16,012 at December 31, 2010	50,375	138,478
Accounts payable	33,920	31,534
Accrued expenses and other current liabilities	43,725	39,028
Fair value of warrants	9,633	993
Income taxes payable	2,445	230
Deferred income tax liability, current	150	—
Current portion of capital lease obligations	1,181	560
Total current liabilities	143,350	214,151
LONG-TERM DEBT, net of unamortized discount of $20,183 at December 31, 2011	97,142	444
SUBORDINATED NOTES PAYABLE TO RELATED PARTY	—	4,611
CAPITAL LEASE OBLIGATIONS, net of current portion	1,726	542
DEFERRED TAX LIABILITY	96	260
DEFERRED RENT, net of current portion	22,231	24,924
OTHER LONG-TERM LIABILITIES	12,046	7,994
TOTAL LIABILITIES	276,591	252,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares (120,000 shares at December 31, 2010); 108,870 shares issued and 105,588 shares outstanding at December 31, 2011 and 79,192 shares issued and 73,838 shares outstanding at December 31, 2010	11	8
Additional paid-in capital	166,486	153,881
Accumulated other comprehensive loss	(3,356)	(3,168)
Accumulated deficit	(112,854)	(73,540)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS’ EQUITY	48,130	75,024
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,721	$327,950
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$547,336	$532,989	$558,775
Cost of sales	252,436	253,080	238,863
Gross profit	294,900	279,909	319,912
Selling expenses	209,841	218,198	198,518
General and administrative expenses (including related party charges of $919, $822 and $790 for the years ended December 31, 2011, 2010 and 2009, respectively)	104,085	103,167	93,636
Retail store impairment	4,267	8,597	3,343
(Loss) income from operations	(23,293)	(50,053)	24,415
Interest expense (including related party interest expense of $64, $266 and $271 for the years ended December 31, 2011, 2010 and 2009, respectively)	33,167	23,752	22,627
Foreign currency transaction loss (gain)	1,679	(686)	(2,920)
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(23,467)	993	—
Loss on extinguishment of debt	3,114	—	—
Other (income) expense	(193)	39	(220)
(Loss) income before income taxes	(37,593)	(74,151)	4,928
Income tax provision	1,721	12,164	3,816
Net (loss) income	$(39,314)	$(86,315)	$1,112

Basic (loss) earnings per share	$(0.42)	$(1.21)	$0.02
Diluted (loss) earnings per share	$(0.42)	$(1.21)	$0.01

Weighted average basic shares outstanding	92,599	71,626	71,026
Weighted average diluted shares outstanding	92,599	71,626	76,864

Net (loss) income (from above)	$(39,314)	$(86,315)	$1,112
Other comprehensive (loss) income item:
Foreign currency translation, net of tax	(188)	(1,085)	620
Other comprehensive (loss) income, net of tax	(188)	(1,085)	620
Comprehensive (loss) income	$(39,502)	$(87,400)	$1,732

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in Thousands)

	Number of Common Shares Issued	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2009	72,221	$7	$(10,044)	$131,252	$(2,703)	$17,900	$136,412
Issuance of common stock for stock-based compensation	246	—	—	525	—	—	525
Issuance of warrants	—	—	—	18,672	—	—	18,672
Net income	—	—	—	—	—	1,112	1,112
Foreign currency translation, net of tax	—	—	—	—	620	—	620
BALANCE, December 31, 2009	72,467	$7	$(10,044)	$150,449	$(2,083)	$19,012	$157,341
Sale of treasury stock	—	—	7,887	—	—	(6,237)	1,650
Issuance of common stock for stock-based compensation	6,725	1	—	3,239	—	—	3,240
Issuance of stock options for stock-based compensation	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(86,315)	(86,315)
Foreign currency translation, net of tax	—	—	—	—	(1,085)	—	(1,085)
BALANCE, December 31, 2010	79,192	$8	$(2,157)	$153,881	$(3,168)	$(73,540)	$75,024
Stock-based compensation, net	801	—	—	7,107	—	—	7,107
Conversion of debt to equity	2,113	—	—	4,688	—	—	4,688
Sale of common stock, net of fees	26,764	3	—	9,292	—	—	9,295
Reclassification of warrants from equity to debt	—	—	—	(11,339)	—	—	(11,339)
Reclassification of purchase rights upon exercise	—	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	—	(39,314)	(39,314)
Foreign currency translation, net of tax	—	—	—	—	(188)	—	(188)
BALANCE, December 31, 2011	108,870	$11	$(2,157)	$166,486	$(3,356)	$(112,854)	$48,130
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$542,930	$532,601	$559,089
Cash paid to suppliers, employees and others	(534,497)	(559,386)	(488,858)
Income taxes (paid) refunded	(866)	698	(16,901)
Interest paid	(5,535)	(6,456)	(8,609)
Other	273	173	482
Net cash provided by (used in) operating activities	2,305	(32,370)	45,203
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,070)	(15,701)	(20,889)
Proceeds from sale of fixed assets	311	39	—
Net cash used in investing activities	(10,759)	(15,662)	(20,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(1,407)	(404)	1,307
(Repayments) borrowing under revolving credit facilities, net	(6,874)	50,852	(43,590)
Net proceeds from issuance of common stock and purchase rights	21,710	—	—
Payment of debt issuance costs	(1,881)	—	(5,003)
Proceeds from sale of treasury stock	—	1,650	—
Payment of payroll statutory tax withholding on stock-based compensation associated with issuance of common stock	(759)	(2,051)	—
Borrowings of subordinated notes payable to related party	—	—	4,000
Repayments under subordinated notes payable to related party	—	—	(3,250)
Borrowings under term loans and notes payable, net of $5,000 discount	—	—	75,074
Repayment of term loans and notes payable	(13)	(15)	(51,183)
Proceeds from equipment lease financing	3,100	—	—
Repayment of equipment lease obligations	(1,294)	(1,860)	(2,826)
Net cash provided by (used in) financing activities	12,582	48,172	(25,471)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,491)	(1,530)	(1,165)
NET INCREASE (DECREASE) IN CASH	2,637	(1,390)	(2,322)
CASH, beginning of period	7,656	9,046	11,368
CASH, end of period	$10,293	$7,656	$9,046

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net (loss) income	$(39,314)	$(86,315)	$1,112
Depreciation and amortization of property and equipment and other assets	24,980	28,130	28,151
Retail store impairment charges	4,267	8,597	3,343
Loss on disposal of property and equipment	80	212	246
Stock-based compensation expense	6,814	3,719	525
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(23,467)	993	—
Amortization of debt discount and deferred financing costs	9,024	5,997	7,713
Loss on extinguishment of debt	3,114	—	—
Accrued interest – paid in kind	18,711	11,299	6,312
Foreign currency transaction loss (gain)	1,679	(686)	(2,920)
Allowance for inventory shrinkage and obsolescence	(1,652)	1,051	1,184
Bad debt expense	996	1,357	572
Deferred income taxes	701	14,789	(3,704)
Deferred rent	(1,969)	2,963	5,908
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(5,402)	(1,746)	(258)
Inventories	(6,771)	(37,239)	9,485
Prepaid expenses and other current assets	1,770	624	(4,874)
Other assets	(5,075)	(629)	(1,246)
Accounts payable	3,944	10,057	(10,297)
Accrued expenses and other liabilities	9,701	3,668	13,853
Income taxes receivable/payable	174	789	(9,902)
Net cash provided by (used in) operating activities	$2,305	$(32,370)	$45,203
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$—	$92	$1,151
Property and equipment acquired and included in accounts payable	$1,559	$2,735	$764
Reclassification of Lion Warrant from equity to debt	$11,339	$—	$—
Conversion of debt to equity	$4,688	$—	$—
Issuance of warrants and purchase rights at fair value	$6,387	$—	$18,972
Exercise of purchase rights	$2,857	$—	$—

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and Shares in Thousands, except per share amounts)
For the Years Ended December 31, 2011, 2010 and 2009

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively, “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2011, the Company operated a total of 249 retail stores in the United States, Canada and 18 other countries.

Liquidity and Management's Plan
As of December 31, 2011, the Company had approximately $10,293 in cash, $2,793 of availability for additional borrowings and $48,324 outstanding on a $75,000 revolving credit facility under the BofA Credit Agreement (as defined in Note 7), $2,541 of availability for additional borrowings and $1,995 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement (as defined in Note 7), and $96,760 (including paid-in-kind interest of $17,550 and net of discount $20,183) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8). Loss from operations was $23.3 million for the year ended December 31, 2011.
On March 13, 2012, the Company replaced its BofA Credit Agreement with a $80,000 senior credit facility with Crystal Financial LLC ("Crystal") and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80,000 to be allocated between a revolving credit facility of $50,000 and term loan of $30,000. Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. In addition, Crystal may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. Proceeds from the Crystal Credit Agreement will be used to repay the existing BoA Credit Agreement, fees and expenses related to the transaction and for general working capital purposes. The amount available for additional borrowings on March 13, 2012 was $8,718 (see Note 7).
In connection with the Crystal Credit Agreement, the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the required minimum quarterly EBITDA amounts and (iv) requires a minimum of 5% of each interest payment on the outstanding principal in cash starting in September 2012 (see Note 8). In addition, the seventh amendment required that the warrants issued to Lion be amended to extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). See Note 14.
In addition, during the year ended December 31, 2011, the Company took certain steps to improve its liquidity position and sold approximately 26,764 shares of common stock for net proceeds of $21.7 million as follows: In March 2011, Dov Charney, Chairman and Chief Executive Officer of the Company (the "CEO" or "Mr. Charney") purchased 1,802 shares of common stock at a total cost of approximately $2.0 million, and in July 2011, he purchased 778 shares of common stock for a total cost of approximately of $0.7 million. The Company also obtained new equity financing from a group of investors and sold 15,777 shares of common stock and purchase rights to acquire additional shares of common stock for net proceeds of $12.4 million in April 2011 and 8,407 shares of common stock for net proceeds of $6.6 million in July 2011 (see Note 14).
The Company is in the process of executing a plan to improve its operating performance and financial position. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the logistics operations; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; improving merchandise allocation procedures and rationalizing staffing levels. The Company will continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. There can be no assurance that plans to improve operating performance and financial position will be successful.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year consolidated financial statements and related footnotes to conform them to the 2011 presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, property and equipment; fair value calculations, including derivative liabilities such as the Lion warrants and purchase rights; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $9,549 and $7,038 held in foreign banks at December 31, 2011, and 2010, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer accounted for 16.3% and 24.3% of the Company’s total accounts receivables as of December 31, 2011 and 2010, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, term loan, related party debt and foreign currency forward exchange contracts. The fair value of cash, accounts receivable, accounts payable, and revolving credit borrowings closely approximates their carrying value due to their short maturities. The fair value of the term note is estimated using a discounted cash flow analysis. The fair value of each warrant is estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model (see Note 9).
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
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. See Goodwill and Other Intangible Assets below.
Retail stores that have indicators of impairment and which fail the recoverability test are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate and is classified within Level 3 of the valuation hierarchy.  See Impairment of Long-Lived Assets below.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. The Company’s annual impairment test date is December 31.
Effective December 31, 2011, the Company has elected to early adopt the qualitative assessment provisions of Accounting Standards Update ("ASU") No. 2011-08 "Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment" and determined that based on an analysis of qualitative factors, the fair value of the reporting unit was more likely than not greater than its carrying amount, and therefore, a quantitative calculation of the reporting unit's fair value would not be needed. The Company has not had any goodwill impairment.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values generally determined using the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in American Apparel’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets and its retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
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
For the years ended December 31, 2011, 2010 and 2009, the Company recognized impairment charges of $4,267, $8,597, and $3,343, respectively, on assets to be held and used. The impairment charges, which primarily related to leasehold improvements and key money of certain U.S. and international retail stores, are included in operating expenses in the accompanying consolidated statements of operations.

Web Site Development
The Company capitalizes applicable costs incurred during the application and infrastructure website development stage and expenses costs incurred during the planning and operating stage. As of December 31, 2011 and 2010, the carrying value of the Company's capitalized website development costs were $691 and $781, respectively, and were included in property and equipment in the accompanying consolidated balance sheets.
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

During the year ended December 31, 2011, the Company incurred a substantial loss from operations. Based upon the results of fiscal 2011, trends in the Company's performance during the year and projected through 2012 it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. The Company did not record income tax benefits in the consolidated financial statements for the year ended December 31, 2011 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets.
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
The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy, Ireland and Korea, consolidated in the Company’s U.S. federal income tax return. The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's entities included in the United States Federal income tax return.
The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”, and gross unrecognized tax benefits at December 31, 2011 and 2010 are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.
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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Legal fees are expensed as incurred.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.
Revenue Recognition
The Company recognizes product sales when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured. Wholesale product sales are recorded at the time the product is either picked up by or shipped to the customer. Online product sales are recorded at the time the product is received by the customer. Retail store sales are recorded as revenue upon the sale of product to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances, and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales (see Sales Returns and Allowances below for further information).
The Company recognizes revenue from gift cards, gift certificates and store credits as they are redeemed for product. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability and does not reduce such liability for breakage as the Company’s gift cards, gift certificates and store credits do not have expiration dates and the Company does not have sufficient historical evidence to estimate breakage. The unearned revenue for gift cards, gift certificates and store credits are recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $6,939 and $4,927 at December 31, 2011 and 2010, respectively (see Note 6).
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
Advertising, Promotion and Catalog
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising, promotion and catalog expenses for the years ended December 31, 2011, 2010 and 2009 amounted to $15,194, $17,537, and $10,547, respectively, and are included in selling expenses in the accompanying consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2011, 2010 and 2009, cooperative advertising expenses were $112, $243, and $285, respectively.
Pre-Opening Costs
The Company expenses as incurred all retail store start-up and organization costs, including travel, training, recruiting, salaries and other operating costs.
Share-Based Compensation
The Company recognizes compensation expense on a straight-line basis over the vesting period for all share-based awards granted. The Company determines the fair value of restricted stock awards based on the market value at the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the grant date. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its Common Stock. Based on these valuations, the Company recognized share-based compensation expense of $6,814, $3,719, and $525 for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The Company enters into forward contracts from time-to-time to mitigate the cash and statement of operations impact of fluctuations in foreign currencies. At December 31, 2011, the Company held no forward exchange contracts. For the years ended December 31, 2011, 2010, and 2009, a loss of $33, $31 and $0, respectively, were recorded in the accompanying consolidated statements of operations.

Preferred Stock
At December 31, 2011 and 2010, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2011 and 2010. Shares may be issued in one or more series.
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
The Company’s net (loss) income for the periods presented in the accompanying consolidated statements of operations is available to the common stockholders. The following provides a reconciliation of weighted average shares outstanding used in calculating EPS, which only include vested shares, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted average shares outstanding used in basic EPS	92,599	71,626	71,026
Dilutive effect of warrants	—	—	5,838
Weighted average shares outstanding for diluted EPS	92,599	71,626	76,864

The Company had common stock under various options, warrants and other agreements at December 31, 2011, 2010 and 2009. The weighted average effects of 49,270, 23,050 and 1,000 shares at December 31, 2011, 2010 and 2009, respectively, were excluded from the calculations of net (loss) income per share for the years ended December 31, 2011, 2010 and 2009, because their impact would have been anti-dilutive (See Note 14).
Comprehensive (Loss) Income
Effective December 31, 2011, the Company elected to early adopt ASU No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income." The Company's early adoption of this new guidance resulted in a change in how the Company presents the components of comprehensive income, which is currently presented within the consolidated statements of operations and comprehensive (loss) income.
Comprehensive (loss) income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Accumulated other comprehensive (loss) income includes changes in equity that are excluded from the Company’s net (loss) income, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity.
Accounting Standards Updates
Accounting standards updates effective after December 31, 2011, are not expected to have a material effect on the Company's consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2011 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Note 3. Inventories
The components of inventories at December 31 are as follows:

	2011	2010
Raw materials	$18,326	$18,461
Work in process	2,468	1,125
Finished goods	168,902	164,319
	189,696	183,905
Less: Reserve for inventory shrinkage and obsolescence	(3,932)	(5,853)
	$185,764	$178,052
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2011, 2010 and 2009, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2011 and 2010, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $2,050 and $3,869, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company has a reserve for inventory shrinkage in the amount of $1,882 and $1,984 at December 31, 2011 and 2010, respectively.

Note 4. Property and Equipment
The components of property and equipment at December 31 are as follows:

	2011	2010
Machinery and equipment	$48,251	$46,755
Furniture and fixtures	39,789	38,515
Computers and software	30,410	28,133
Automobiles and light trucks	1,066	1,173
Leasehold improvements	81,078	86,572
Buildings	574	585
Construction in progress	382	584
	201,550	202,317
Less: Accumulated depreciation and amortization	(134,112)	(116,917)
Total	$67,438	$85,400

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
For the years ended December 31, 2011, 2010, and 2009, depreciation and amortization expense relating to property and equipment (including capitalized leases) was $24,980, $28,130 and $28,151, respectively. At December 31, 2011 and 2010, property and equipment includes $12,063 and $12,293, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2011 and 2010 was $11,874 and $11,639, respectively.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail, Canadian and International segments, specifically related to under-performance or operating loss relative to expected historical or projected future operating results. The Company performed a recoverability test on these stores, and for the stores which failed the test, measured and recorded an impairment charge as applicable. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. These inputs are considered level 3 in the fair value hierarchy (See Note 2). Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain retail store leasehold improvements and key money in the U.S. Retail, Canadian, and International segments of $4,267, $8,597 and $3,343 for the years ended December 31, 2011, 2010, and 2009, respectively.
On January 11, 2011, the Company entered an agreement to sell and simultaneously lease back all of the Company's unencumbered manufacturing equipment, for a term of 48 months and an interest rate of 14.8%. The sale price of the manufacturing equipment was $3,100. The Company has an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. The transaction is accounted for as a financing transaction and is recorded in the accompanying consolidated financial statements as a capital lease.

Note 5. Goodwill, Intangible Assets and Other Assets

Goodwill of $1,906 is assigned to the U.S. wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008.

Effective December 31, 2011, the Company elected to early adopt the qualitative assessment provisions of ASU No. 2011-08 "Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment" and determined that based on an analysis of qualitative factors, the fair value of the reporting unit was more likely than not greater than its carrying amount, and therefore, a quantitative calculation of the reporting unit's fair value would not be needed. The Company has not had any goodwill impairment.

The net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31 are as follows:

	2011	2010
Deferred financing costs	$1,833	$3,581
Broker and finder fees	1,488	2,073
Lease rights	274	1,371
Key money store leases	2,567	3,968
Gross amortizable intangible assets	6,162	10,993
Accumulated amortization	(1,577)	(3,563)
Total net amortizable intangible assets	4,585	7,430
Goodwill	1,906	1,906
Workers compensation deposit	7,022	2,125
Lease security deposits	7,919	11,689
Other	3,592	1,168
Total	$25,024	$24,318
Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $1,634, $1,473, and $5,054, for the years ended December 31, 2011, 2010 and 2009, respectively, which is recorded to interest expense.
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
Aggregate amortization expense of intangible assets and other assets (excluding deferred financing costs) is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 and was approximately $752, $990, and $1,100, respectively.
As of December 31, 2011, estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years is as follows:

Amount
2012	$2,150
2013	565
2014	408
2015	325
2016	267

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities at December 31 are as follows:

	2011	2010
Compensation, bonuses and related taxes	$11,339	$7,586
Workers’ compensation and other self-insurance reserves (Note 17)	5,318	4,261
Sales, value and property taxes	3,721	2,570
Gift cards / store credits	6,939	4,927
ICE inspection-related workers' compensation claims (see Note 16 and Note 17)	646	1,443
Loss contingencies	1,575	2,200
Accrued vacation	790	1,937
Deferred revenue	892	502
Other	12,505	13,602
Total accrued expenses	$43,725	$39,028

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt

Revolving credit facilities and current portion of long-term debt at December 31 consists of the following:

	2011	2010
Revolving credit facility (Bank of America), maturing July 2012	$48,324	$53,414
Revolving credit facility (Canada), maturing December 2012	1,995	3,799
Current portion of long-term debt (Note 8)	56	81,265
Total revolving credit facilities and current portion of long-term debt	$50,375	$138,478

The Company incurred interest charges of $33,167, $23,752 and $22,627 for the years ended December 31, 2011, 2010 and 2009, respectively, for all outstanding borrowings. In 2009, the interest incurred and capitalized to leasehold improvements under construction at the Company's retail stores was $639. The interest charges subject to capitalization for the years ended December 31, 2011 and 2010 were not significant.

Revolving Credit Facility - Crystal
On March 13, 2012, the Company replaced its $75,000 senior secured revolving credit facility with Bank of America, N.A. ("BofA")with a $80,000 senior credit facility with Crystal Financial LLC ("Crystal" and the credit facility the "Crystal Credit Agreement") and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initital increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of the Company's U.S. assets and equity interests in certain of its foreign subsidiaries. The amount available for additional borrowings on March 13, 2012 was approximately $8,718.
Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. In addition, Crystal may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. Consequently, the amounts outstanding under the Crystal Credit Agreement will be classified as a current liability.
Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility. The Crystal Credit Agreement also includes an early termination fee, if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced, of (a) 3.00% if it occurs in the first year, (b) 2.00% if it occurs in the second year, and (c) 0.00% thereafter.
In connection with the financing from Crystal, the Company entered into an amendment to the Lion Credit Agreement (see Notes 8 and 14).
Proceeds from the Crystal Credit Agreement will be used to repay the existing BofA Credit Facility, fees and expenses related to the transaction and for general working capital purposes.

The Crystal Credit Agreement contains cross-default provisions with the Lion Credit Agreement and the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Lion Credit Agreement or the Bank of Montreal Credit Agreement would cause an event of default under the Crystal Credit Agreement.

Revolving Credit Facility - Bank of America

The Company had a revolving credit facility of $75,000 with BoA which was replaced with the Crystal Credit Agreement on March 13, 2012. Borrowings under the BofA Credit Agreement were subject to certain advance provisions established by BofA, and were collateralized by substantially all of the Company's U.S. assets and shares in its foreign subsidiaries. Available borrowing capacity at December 31, 2011 was $2,793.

Interest under the BofA Credit Agreement was at either (1) the 2-month London Interbank Offered Rate (“LIBOR”) (0.34% at December 31, 2011) plus 4.50% or (2) BofA's prime rate (which rate in no event could have been lower than LIBOR plus 4.50% per annum and was 3.25% at December 31, 2011) plus 2.50%, at the Company's option. At December 31, 2011 and 2010, the Company had $7,545 and $8,583, respectively, of outstanding letters of credit secured against the BofA Credit Agreement.

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

As of December 31, 2011, the Company was in compliance with all required financial covenants of the BofA Credit Agreement.

Revolving Credit Facility (Canada)

The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at December 31, 2011) plus 4.0% per annum payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at December 31, 2011 was $2,541.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long term debt, debt under capital leases, dividends, and stockholder loans and advances, for the Company's Canadian subsidiaries. The ratio must be not less than 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases which would lead to payments under such leases totaling more than C$8,500 in any fiscal year, and imposes a minimum excess availability covenant which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the facility.

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

Additionally, the Bank of Montreal Credit Agreement contains cross-default provisions with the Crystal Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the Crystal Credit Agreement and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.

As of December 31, 2011, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 8. Long-Term Debt
The components of long-term debt at December 31 are as follows:

	2011	2010
Long-term debt with Lion (a)	$96,760	$81,206
Other	438	503
Total long-term debt	97,198	81,709
Current portion of debt (b)	(56)	(81,265)
Long-term debt, net of current portion	$97,142	$444

(a) Including accrued interest paid-in-kind of $17,550 and $17,218 and net of discount of $20,183 and $16,012 at December 31, 2011 and 2010, respectively.
(b) The Company's 2010 audited financial statements contained a going-concern explanatory paragraph, which constituted an event of default under both the BoA and Lion Credit Agreements due to cross-default provisions. Consequently, all indebtedness under the Lion Credit Agreement could be declared immediately due and payable. As a result, the Company classified the obligations outstanding under Lion Credit Agreement at December 31, 2010 as current liabilities. On April 26, 2011, BoA waived the requirement to furnish the Company's 2010 audited financial statements without a “going concern” or like qualification (see Note 7).

Lion Credit Agreement
On March 13, 2009, the Company entered into an $80,000 term loan with Lion Capital LLP (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000, of which $5,000 of such loans constituted a fee paid by the Company to Lion in connection with the Lion Credit Agreement. The term loans under the Lion Credit Agreement mature on December 31, 2013 and bear interest at a rate of 17% per annum, payable quarterly in arrears. On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement which increased the interest rate to 18% per annum as described below. On March 13, 2012, in connection with the Crystal Credit Agreement (see Note 7), the Company entered into a seventh amendment to extend the maturity date of the Lion Credit Agreement to December 31, 2015, also described below.

At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in kind, or (iii) entirely in kind. In connection with the seventh amendment (described below), beginning in September 2012, the Company will be required to pay a portion of its interest in cash. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures and the ability of the Company to incur additional debt and liens) and certain financial covenants. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.

Significant covenants in the Lion Credit Agreement include an annual limitation of the Company's capital expenditures to $27,500 for fiscal 2011. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments as described below.

Fifth Amendment - On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which among other things, (i) redefined the monthly minimum Consolidated EBITDA financial covenant calculation to include limited fees and charges of professional services, (ii) established new monthly minimum Consolidated EBITDA amounts, (iii) adjusted the Total Debt to Consolidated EBITDA ratios, and (iv) added a covenant for the Total Debt to Consolidated EBITDA ratio that increases the annual interest rate payable from 17% to 18% if the ratio is greater than 4.00 to 1.00 for any four consecutive Fiscal Quarters or if Consolidated EBITDA for any twelve consecutive Fiscal Month period is negative. As of December 31, 2011, the Company's Total Debt to Consolidated EBITDA exceeded 4.00 to 1.00, requiring an annual interest rate of 18%. The amendment also required that the Lion Warrant be amended (see Note 14). In connection with the amendment, the Company paid Lion a fee of $994, which was recorded as a loss on extinguishment of debt as described below.

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

Sixth Amendment - On April 26, 2011, the Company entered into a sixth amendment to the Lion Credit Agreement, which among other things, waived the requirement to furnish its 2010 audited financial statements within 120 days after the fiscal year without a "going concern" or like qualification. The sixth amendment also, among other things, (i) required the Company to receive new equity contribution in excess of $10,500, (ii) required the Company to take certain measures to prevent the dilution of Lion's existing warrants (see Note 14) and (iii) create an Office of Special Programs to create and implement a plan to improve the operating performance and financial condition of the Company as described in the amendment.

On March 24, 2011 and April 26, 2011, in connection with the sale of the Company's common stock to a group of investors and Dov Charney (see Notes 10 and 14), the Company issued to Lion new warrants to purchase 760 and 3,063 shares of common stock, respectively. In addition, pursuant to the sixth amendment, the exercise price on all warrants previously issued to Lion were reduced to $1.00 per share, which exercise price is subject to anti-dilution adjustments as defined in the Lion Credit Agreement and the warrants. The fair value of the new warrants along with the change in the exercise price, aggregated $5,836 resulting in an additional debt discount to be amortized over the remaining term of the Lion Credit Agreement.

On July 7 and July 12, 2011 in connection with the exercise of purchase rights by a group of investors and the sale of the Company's common stock to Dov Charney (see Note 14), the Company issued to Lion new warrants to purchase an aggregate of 1,783 shares of common stock expiring February 2018 at an exercise price of $1.00 per share, which exercise price is subject to anti-dilution adjustments as defined in the Lion Credit Agreement and the warrants. The July warrants had an aggregate fair value of $1,351 which was added to debt discount and will be amortized over the remaining term of the Lion Credit Agreement.

Seventh Amendment - On March 13, 2012, in connection with the new credit agreement with Crystal Financial (see Note 7), the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended (see Note 14). In addition, the seventh amendment modifies the Lion Credit Agreement to provide for interest at a rate of 5.0% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in kind or in cash at the option of the Company.

Amortization of debt discount included in interest expense was $7,390, $4,524 and $3,419 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the Crystal Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.

As of December 31, 2011, the Company is in compliance with the financial covenants under the Lion Credit Agreement.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with Bank of America and Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loans with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2011.

The carrying amounts and fair values of the Company's financial instruments are presented below as of December 31, 2011:

Level 3 Liabilities	Carrying Amount	Fair Value
Long-term debt with Lion, net of discount of $20,183 and including interest paid-in-kind of $17,550	$96,760	$86,766
Lion Warrant	(a)	9,462
SOF Warrant	(a)	171
	$96,760	$96,399

The carrying amounts and fair values of the Company's financial instruments are presented below as of December 31, 2010:

Level 3 Liabilities	Carrying Amount	Fair Value
Current portion of long-term debt, net of discount of $16,012 and including interest paid-in-kind of $17,218	$81,206	$73,273
SOF Warrant	(a)	993
	$81,206	$74,266
(a) No cost is associated with these liabilities (see Note 14).

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Warrants	Purchase Rights	Total
Balance at January 1, 2010	$—	$—	$—
Adjustment resulting from change in fair value	993	—	993
Balance at January 1, 2011	$993	$—	$993
Additions (see Note 14)	22,547	15,605	38,152
Exercises	—	(2,857)	(2,857)
Realized loss	—	(3,188)	(3,188)
Adjustment resulting from change in fair value	(13,907)	(9,560)	(23,467)
Balance at December 31, 2011	$9,633	$—	$9,633

Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the accompanying consolidated statements of operations.

Realized loss is the difference between the net proceeds received and the fair value of the purchase rights acquired related to the April 26, 2011 Investor Purchase Agreement (see Note 14). The realized loss is recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the accompanying consolidated statements of operations.

Note 10. Subordinated Notes Payable to Related Party
At December 31, 2010, the Company had three outstanding loans payable to its CEO for $4,611. These loans bearing interest at 6% were due at various dates between December 2012 and January 2013. On March 24, 2011, the Company and its CEO entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,802 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2,000 in cash, and (ii) the three outstanding loans payable, which as of March 24, 2011 had an aggregate book value of approximately $4,688, including principal and accrued and unpaid interest outstanding, were canceled in exchange for an issuance by the Company of an aggregate of 4,223 shares of common stock at a price of $1.11 per share with 50% of these shares issued at closing and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company, as defined in the purchase agreement.

For the years ended December 31, 2011, 2010 and 2009 interest expense related to these loans was $64, $266, and $271, respectively.

Note 11. Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2017. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 5.0% to 18.0% (average interest rate is 7.7%). See Note 4 for a description of the January 11, 2011 sale-leaseback transaction.

Minimum future payments under these capital leases at December 31, 2011 are:

Year Ending December 31,
2012	$1,502
2013	1,147
2014	845
2015	3
2016 and thereafter	6
Total future minimum lease payments	3,503
Less: Amount representing interest	(596)
Net minimum lease payments	2,907
Current portion	1,181
Long-term portion	$1,726

Note 12. Income Taxes
The Company's (loss) income before income taxes includes the following components for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
United States	$(37,876)	$(76,807)	$(4,237)
Foreign	283	2,656	9,165
	$(37,593)	$(74,151)	$4,928

Income tax provision for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current:
Federal	$—	$(2,669)	$(88)
State	228	(355)	2,219
Foreign	879	1,452	5,642
	1,107	(1,572)	7,773
Deferred:
Federal	363	10,158	(3,406)
State	251	2,429	(197)
Foreign	—	1,149	(354)
	614	13,736	(3,957)
Income tax provision	$1,721	$12,164	$3,816

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2011	2010	2009
Taxes at the statutory federal tax rate of 35%	$(13,158)	$(25,953)	$1,725
State tax, net of federal benefit	(18)	5,411	482
Change in valuation allowance	21,794	31,522	1,598
Federal general business tax credits	—	(39)	(1,937)
Domestic production deduction	—	—	130
Foreign taxes	533	1,863	482
Unrealized gain on warrants and purchase rights	(8,213)	—	—
Uncertain tax positions	—	(342)	1,436
Other	783	(298)	(100)
Total income tax provision	$1,721	$12,164	$3,816
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets and liabilities consist of the following as of December 31:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$811	$992
Deferred rent	8,082	8,713
Accrued workers’ compensation	5,429	3,457
Inventories	4,885	5,044
Accrued liabilities	5,155	2,433
Federal and California tax credits	16,205	15,072
Net operating loss carryforward	27,793	18,791
Deferred gift card income	1,978	1,066
Foreign tax credits	5,662	2,123
Other comprehensive income	3	267
Other	1,654	1,136
Total gross deferred tax assets	77,657	59,094
Less valuation allowance	(73,773)	(51,979)
Net deferred tax assets	3,884	7,115
Deferred tax liabilities:
Prepaid expenses	(820)	(1,103)
Fixed assets	(1,382)	(3,859)
Other	(251)	(92)
Total gross deferred tax liabilities	(2,453)	(5,054)
Net deferred tax assets and liabilities	$1,431	$2,061
At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $75,679 expiring beginning in 2031, state net operating loss carryforwards of approximately $55,423, expiring beginning in 2019 and foreign net operating loss carryforwards of $6,473 with expiration dates starting in 2014 (certain foreign loss carryforwards do not expire). At December 31, 2011, the Company has available California state tax credit carryforwards of $11,823 that may be utilized to offset future California tax liabilities arising in designated enterprise zone areas. The California state tax credits do not expire. Management has determined that it is more likely than not that the tax credits will be unrealized due to the Company’s ability to generate substantial credits in excess of credits utilized on an annual basis and has provided a full valuation allowance against the unused California credit carryforwards.
The Company accounts for its uncertain tax positions in accordance with ASC 740-10.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Gross unrecognized tax benefits at January 1	$1,311	$5,138	$937
Increases for tax positions in prior periods	852	62	4,052
Increases for tax positions in current period	—	—	385
Decreases for tax positions in current period	—	(3,889)	(236)
Gross unrecognized tax benefits at December 31	$2,163	$1,311	$5,138
Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $1,329, $1,311, and $1,195, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2008 through December 31, 2011. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through 2011.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees.
The Company is currently under audit by the Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010.
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
The gross unrecognized tax benefits at December 31, 2011, and 2010 are included in other long-term liabilities. The classification of current or non-current is dependent on the time period in which the Company expects the underlying issues to be resolved or the statute of limitations to expire. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. As of December 31, 2011 and 2010, the Company accrued $19 and $62 of interest related to unrecognized tax benefits in accrued expenses of the consolidated balance sheets.
The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($23,039 at December 31, 2011) of its controlled foreign corporations which are considered permanently invested outside of the U.S. Undistributed cash at controlled foreign corporations which remains permanently reinvested at December 31, 2011 was $2.9 million. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but would be substantially eliminated as the Company has U.S. net operating losses of approximately $75.7 million at December 31, 2011 and U.S. tax credits of approximately $10.0 million available to utilize to offset the tax effect of repatriation.

Note 13. Related Party Transactions
See Note 8, Long-Term Debt for a description of loans made by Lion to the Company; Note 10, Subordinated Notes Payable to Related Party for a description of the loans made by Mr. Charney to the Company and a purchase agreement, dated March 24, 2011, between Mr. Charney and the Company related to the cancellation of such loans; and Note 14, Stockholders' Equity for a description of the warrant issued by the Company to Lion and a purchase agreement, dated April 27, 2011, between Mr. Charney and the Company.
Agreements between CEO and Lion
In connection with the Lion Credit Agreement and the Investment Agreement, dated March 13, 2009 (as amended, the “Investment Agreement”), the Company's CEO and Lion entered into a voting agreement, dated as of March 13, 2009 (the “Investment Voting Agreement”). Pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney has agreed to vote his shares of common stock in favor of Lion’s designees, provided that his obligation to so vote terminates if he owns less than 6,000 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board of Directors, Lion has agreed to vote its shares of common stock in favor of Mr. Charney, provided that Lion’s obligation to so vote terminates if either (i) Mr. Charney beneficially owns less than 27,900 shares of common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction) or (ii) (A) Mr. Charney is no longer employed on a full-time basis by the Company or any subsidiary of the Company and (B) Mr. Charney is in material breach of the non-competition and non-solicitation covenants contained in the Acquisition Agreement, as extended by a letter agreement, dated March 13, 2009, between Dov Charney and Lion. In addition, in connection with the fifth amendment (see Note 8) to the Lion Credit Agreement, Mr. Charney and Lion entered into a voting agreement under which Mr. Charney agreed to vote in favor of adjustments to the warrant exercise price upon certain equity events (as defined in the fifth amendment).
In connection with the Lion Credit Agreement and the Investment Agreement, Mr. Charney also agreed to extend the December 12, 2007 lock-up agreement, pursuant to which Mr. Charney agreed not to make certain transfers of the 37,258 shares of common stock that he received pursuant to the November 7, 2007 Amended and Restated Agreement and Plan of Reorganization, from December 12, 2010 to December 31, 2013 (the “Extension Period”). However, the Extension Period will terminate upon the earliest to occur of the following events (the “Trigger Events”): (i) (A) Lion and its affiliates beneficially own less than 4,000 shares of Common Stock issued or issuable upon exercise of the Lion Warrant and (B) the loans made pursuant to the Lion Credit Agreement have been repaid in full, (ii) Mr. Charney’s employment is terminated by the Company “without cause” or (iii) Mr. Charney terminates his employment with the Company for “good reason” (the terms “without cause” and “good reason” having the respective meanings set forth in his employment agreement, dated as of December 12, 2007, as it may be hereafter amended, supplemented or modified from time to time, between the Company's CEO and the Company). Notwithstanding the foregoing, during the Extension Period, in addition to any other transfers permitted prior to the Extension Period, Mr. Charney will have the right to transfer, in a single transaction or in multiple transactions from time to time, a number of shares of common stock otherwise subject to the lock-up agreement not to exceed 25% of the total number of shares of common stock in which Mr. Charney had a legal or beneficial interest as of December 12, 2010.
In connection with the Lion Credit Agreement and the Investment Agreement, the Company's CEO also entered into a letter agreement, dated March 13, 2009, with the Company and Lion to extend, with respect Mr. Charney only, the time period applicable to the non-competition and non-solicitation covenants contained in Section 5.27(a) of the Acquisition Agreement from December 12, 2011 to December 31, 2013, provided that such extension period will terminate upon the earliest to occur of the Trigger Events described above.
On October 28, 2009, the Company entered into a letter agreement among the Company, the Company's CEO, and Lion, under which the Company and Lion agreed that notwithstanding restrictions on Mr. Charney’s ability to transfer shares of the Company’s common stock that are subject to the lock-up agreement, dated December 12, 2007, Mr. Charney has the right to pledge his right, title and interest in, to and under, in a single transaction or in multiple transactions, at any time and from time to time, an aggregate of up to 5,000 of such shares.
Personal Guarantees by the Company’s CEO
The CEO of the Company has personally guaranteed the obligations of American Apparel under five property leases aggregating $9,570 in obligations.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011 and was subsequently extended for the next five years on substantially the same terms. Rent expense related to this lease was $622 for each of the years ended December 31, 2011, 2010 and 2009.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $297, $200, and $168 for the years ended December 31, 2011, 2010 and 2009, respectively.

Registration Rights
Pursuant to a registration rights agreement between the Company and Dov Charney, entered into in connection with the 2006 reverse merger between American Apparel, Inc. and Endeavor Acquisition Corp, Mr. Charney has both demand and piggyback registration rights relating to the shares of the Company's common stock that he received from that transaction.

Bonus and other Payments to the Company's CEO
For the years ended December 31, 2011, 2010 and 2009, the Company recorded $754, $0 and $1,374 in CEO bonus in operating expenses in the consolidated statements of operations. In March 2012 the board of directors approved a three-year employment agreement with Mr. Charney. The agreement provides for, among other thing, annual base compensation of $800 plus performance bonuses and the right to receive 7,500 shares of the Company's common stock, subject to the performance hurdles and other terms and conditions as defined under the agreement. The employment agreement is subject to execution by Mr. Charney.

Note 14. Stockholders' Equity
Authorization of Common Stock
On June 21, 2011 the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000.

Common Stock and Purchase Rights
On April 26, 2011 the Company entered into a purchase and investment agreement with a group of investors ("Investors") and sold approximately 15,777 shares of common stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,417. The purchase rights gave the Investors the right to purchase up to approximately 27,443 additional shares of common stock at a price of $0.90 per share for a 180-day period, in each case subject to certain topping up and anti-dilution adjustments for additional issuances for cash of common stock (or securities exercisable, exchangeable or convertible for common stock), prior to April 26, 2012, the one-year anniversary of the closing date of the transaction, as described in the purchase and investment agreement (the "Investor Purchase Rights").
In connection with the purchase agreement with the Investors, which transaction was approved by the Company's stockholders on June 21, 2011, the Company entered into a purchase agreement with Mr. Charney that, among other things, allowed Mr. Charney to purchase from the Company 778 shares of common stock at $0.90 per share, generating net proceeds of $700, and granted to Mr. Charney a right to purchase up to 1,556 additional shares of common stock on substantially the same terms as the purchase agreement with the Investors (the "Charney Purchase Rights").
The Investor Purchase Rights and Charney Purchase Rights (collectively, the "Purchase Rights") had a fair value of $15,605 at the date of the agreement. The Company recorded the Purchase Rights as a liability since they met the classification requirements for liability accounting in accordance with the FASB ASC 815-40, "Derivatives and Hedging (Topic 815), Contracts in Entity's Own Equity (Subtopic 40)" ("ASC 815-40"). The fair value was calculated using the Monte Carlo simulation pricing model, and assumed a stock price of $1.58, exercise price of $0.90, volatility of 99.08%, annual risk free rate of 0.11% and a term of 0.5 years. Net proceeds of $12,417 were allocated entirely to the Purchase Rights. The difference between the net proceeds received and the fair value of the purchase rights aggregating $3,188 were recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the consolidated statements of operations.
The Investors were also granted one demand registration right with respect to the purchased shares, which was exercised, and one additional demand registration right if their right due to the Purchase Rights was exercised, in each case exercisable after the four-month anniversary of the closing date of the transaction, subject to customary terms and conditions.
On July 7, 2011, the Investors exercised purchase rights and purchased 6,667 shares of the Company's common stock for $0.90 per share. On July 12, 2011, the Investors exercised additional rights to purchase 1,740 shares of common stock for $0.90 per share. These transactions resulted in aggregate proceeds of $6,593, net of transaction costs. The fair value of these exercised rights at the date of exercise aggregated $2,857, which was reclassified in accordance with ASC 815-40 from a liability to stockholders' equity.
On October 23, 2011, the remaining 19,036 Investor Purchase Rights expired and on October 24, 2011, the 1,556 Charney

Purchase Rights expired without being exercised.
The following table summarizes Purchase Rights issued, forfeited and expired (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	—	$—	—
Issued	28,999	0.90	0.5
Forfeited	—	—	—
Exercised	(8,407)	0.90
Expired	(20,592)	—	—
Outstanding - December 31, 2011	—	$—	—
The Company's CEO Anti-Dilution Rights
As a condition to the Investors purchasing the shares, the Company provided Mr. Charney with certain anti-dilution rights (the ''Charney Anti-Dilution Rights"). The Charney Anti-Dilution Rights provided that Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 37,980 shares of the Company's common stock comprised of (i) up to 12,660 shares of common stock as anti-dilution protection with respect to the initial purchase of shares by the Investors (ii) in proportion to the exercise of the Purchase Rights by the Investors up to 25,320 shares of common stock as anti-dilution protection.
The Company considered the 12,660 shares to be awards with market conditions under ASC 718, "Stock Based Compensation," (“ASC 718”). Each of the shares associated with the anti-dilution provision is issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price (“VWAP ”) for 60 consecutive trading days, calculated as set forth in the purchase agreement with Mr. Charney as follows: (i) for the measurement period from April 16, 2012 to and including April 15, 2013, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2013 to and including April 15, 2014, if the VWAP of the common stock during a period of 60 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, the VWAP of the common stock during a period of 60 consecutive trading days exceeds $5.25 per share. The related service and amortization period for the shares occurs in three probability-weighted terms of 1.3, 2.2 and 3.2 years corresponding to the three measurement periods above. These awards expire after completion of each respective measurement period. The fair value of these awards of $7,106, as of the April 26, 2011 issuance date, was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, annual interest rate of 1.57%, volatility of 80.65% and no dividends.
As a result of the Investor Purchase Right exercises aggregating 8,407 shares, Mr. Charney would be eligible to receive, subject to the satisfaction of certain conditions as described above, approximately 7,756 shares out of the total 25,320 Charney Anti-Dilution Rights; the remaining 17,564 Charney Anti-Dilution Rights were terminated. The Company considered these 7,756 shares to be awards with market conditions under ASC 718. The fair value of these awards of $2,979 was determined as of the July 2011 issuance date under the Monte Carlo simulation valuation model, and will be recorded as a charge to compensation expense over the measurement period. The calculation was based on the exercise price of $0, annual interest rate of 0.95%, volatility of 80.5% and no dividends.
During the year ended December 31, 2011, the Company recorded share-based compensation expense associated with the Charney Anti-Dilution Rights of $3,055 (none in 2010). As of December 31, 2011, unrecorded compensation cost related to the Charney Anti-Dilution Rights was $7,030 which is expected to be recognized through 2014.
Common Stock Warrants
Lion Warrants
On March 13, 2009, the Company entered into a credit agreement with Lion Capital LLP (as amended, modified or waived, the “Lion Credit Agreement”). In conjunction with the Lion Credit Agreement, the Company issued to Lion, a seven-year warrant to purchase 16,000 shares of the Company's common stock at an exercise price of $2.00 per share, which exercise price was subsequently reduced to $1.00 per share as more fully described below, subject to further adjustment under certain circumstance.
On February 18, 2011, the Company entered into an amendment to the Lion Credit Agreement, which required that the Lion Warrant be amended to among other things, extend the term of the Lion Warrant to February 18, 2018 and to reduce the exercise price of the Lion Warrant to $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the Lion Warrant (as amended on March 13, 2012 and described below) or the Lion Credit Agreement. Upon the effective date of the amendment, the fair value of the existing Lion Warrant of $11,339 was reclassified from stockholders' equity to a liability in accordance with ASC 815-40.
Furthermore, in the event of any issuance and sale of common or preferred stock of the Company or any debt for equity exchange or conversion completed by the Company, in each case either definitively agreed or consummated within 180 days after the effective date of the amendment, the amendment required the Company to issue to Lion a new warrant to purchase at an exercise price of $1.11, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant or the Lion Credit Agreement, a number of shares sufficient to preserve its fully-diluted beneficial ownership giving effect to the stock issuance or debt for equity exchange or conversion, as applicable. The amendment also required such new warrant and the Lion Warrant to be adjusted, if the shares issued in such stock issuance or debt for equity exchange or conversion are issued at a price less than $1.11, to the lowest issuance price in such stock issuance or debt for equity exchange.
On March 24, 2011, in connection with the sale of common stock to Mr. Charney, as discussed in Note 10, the Company issued to Lion a new warrant expiring in February 2018 to purchase an aggregate of 760 shares of common stock at an exercise price of $1.11 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. The fair value of the warrant of approximately $800 was recorded as a liability in accordance with ASC 815-40, with a corresponding increase to debt discount. The discount will be amortized over the remaining term of the Lion Credit Agreement.
On April 26, 2011, in connection with the sale of common stock to the Investors as described above, the Company entered into a waiver agreement and amendment to the Lion Credit Agreement which (i) extended the period of the prior amendment, whereby the exercise price may be adjusted or new warrants are required to be issued in certain events, to April 26, 2012 (the "Adjustment Period") and reduced the exercise price of such new warrants from $1.11 to the lesser of $0.90 and the lowest issued price in an issuance of the Company's stock or a debt for equity exchange or a conversion, as applicable; (ii) requires additional new warrants and adjustments in the exercise price for certain stock issuances or debt for equity conversions or exchanges at less than $1.00 per share after the Adjustment Period and prior to repayment of obligation under the Lion Credit Agreement; (iii) reduced the exercise price of the existing warrants from $1.11 to $1.00 per share as a result of the transaction under the April 26, 2011 purchase agreement with the investors; and (iv) required the Company to issue to Lion a new warrant to purchase an aggregate of 3,063 shares of common stock at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and Lion Credit Agreement. The fair value of the April 26, 2011 Lion Warrant, and the fair value effect of the Lion amendment to reduce the exercise price of its existing warrants, was $4,074 and $962, respectively, and were recorded as liabilities in accordance with ASC 815-40 with a corresponding increase to debt discount. The discount will be amortized over the remaining term of the Lion Credit Agreement.
On July 7 and July 12, 2011, the Company issued Lion new warrants to purchase an aggregate of 1,783 shares of common stock expiring February 2018 at an exercise price of $1.00 per share, as such price may be adjusted from time to time pursuant to the adjustments specified in the warrant and the Lion Credit Agreement. The fair value of the July 7 and 12, 2011 Lion warrants totaled $1,351, and was recorded as a liability in accordance with ASC 815-40 with a corresponding increase to debt discount.
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, the Company entered into an amendment to the Lion Credit Agreement (see Note 8), which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment).
The fair value for each of the warrant issuances during 2011 and at the end of December 31, 2011 was estimated using the Monte Carlo simulation pricing model, which, on a weighted average basis, assumed a stock price of $1.33, exercise price of $1.05, volatility of 77.35%, annual risk free rate of 2.81%, and a term of 6.9 years.
As of December 31, 2011, the fair value of the Lion Warrants was estimated to be $9,462 and was recorded as a liability in the accompanying consolidated balance sheet using the Monte Carlo simulation valuation model.

SOF Warrants
On December 19, 2008, the Company entered into the Ninth Amendment to the loan agreement with SOF Investments, L.P. - Private III (“SOF” and such loan agreement, the “SOF Credit Agreement”) to extend the maturity date of the SOF Credit Agreement from January 18, 2009 to April 20, 2009. Accordingly, the Company issued warrants (the "SOF Warrants) to SOF to purchase 1,000 shares of common stock for an exercise price of $3.00 per share, which exercise price was subject to adjustment under certain circumstances. As a result of the issuance of the Lion Warrant on February 18, 2011, the exercise price of the SOF Warrant was adjusted to $2.739 per share. As a result of the issuance of warrants to Lion in February and April 2011, and the sale of common stock to the Investors in April and July 2011 discussed above, the exercise price of the SOF Warrant was reduced to $2.139 per share. The SOF Warrant has a five year term and expires on December 19, 2013. Commencing June 30, 2010 the Company recorded the SOF Warrant as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815-40.
As of December 31, 2011 and December 31, 2010, the value of the SOF Warrant was estimated to be $171 and $993, respectively, and was recorded in the accompanying consolidated balance sheet. The calculation as of December 31, 2011 was based on a contractual remaining term of 2.0 years, exercise price of $2.14, interest rate of 0.28%, volatility of 97.09% and no dividends.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2009	1,000	$3.00	5.0
Issued	17,000	2.05	6.1
Forfeited (1)	(1,000)	3.00	—
Expired	—	—	—
Outstanding - December 31, 2009	17,000	2.05	6.1
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - December 31, 2010	17,000	2.05	5.1
Issued	41,366	1.14	5.8
Forfeited (1)	(35,760)	1.63	—
Expired	—	—	—
Outstanding - December 31, 2011	22,606	$1.05	6.0

Fair value - December 31, 2011	$9,633

(1) The 1,000 and 35,760 forfeited warrants represents repriced shares.
Sale of Treasury Stock to the Company's CEO
On November 26, 2010, the Board of Directors authorized the sale of 1,130 treasury shares of its common stock at approximately $1.48 per share, for a total cost of $1,650 to Mr. Charney.
Sale of Common Stock to the Company's CEO
On July 7, 2011, the Company sold 778 shares of the Company's common stock to Mr. Charney at $0.90 per share, respectively, for total proceeds of $700.
On March 24, 2011, the Company sold to Mr. Charney 1,802 shares of common stock at a price of $1.11 per share in cash, for approximately $2,000.
Also on March 24, 2011, the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate outstanding balance of $4,688, including principal and accrued and unpaid interest (to but not including March 24, 2011), were canceled in exchange for an issuance by the Company to Mr. Charney of an aggregate of

4,223 shares of common stock at a price of $1.11 per share, with 50% of such shares being issued on March 24, 2011 and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, (1) the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or (2) there is a change of control of the Company. A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of December 31, 2011 and 2010 are as follows:

	2011	2010
SOF Warrants	1,000	1,000
Lion Warrants	21,606	16,000
Shares issuable to Mr. Charney based on market conditions (1)	20,416	—
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	—
Employee Options & Restricted Shares	4,136	6,050
	49,270	23,050
(1) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement
(2) Pursuant to the March 24, 2011 conversion of debt to equity

The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.

Note 15. Share Based Compensation

Plans Description
2007 Plan
On December 12, 2007, the Company's stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorized the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan was to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provided for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enabled the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allowed the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The 2007 Plan provided for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $75, at the beginning of each year of Board service. As of December 31, 2011, there were approximately 3,090 shares available for future grants under the 2007 Plan.

2011 Plan
On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. In addition, the Board amended the 2007 Plan to provide that as of the effective date of registration of the 2011 Plan shares (which was July 11, 2011), no new awards shall be made under the 2007 Plan, and any and all shares that would otherwise become available for issuance under the terms of the 2007 Plan by reason of the expiration, cancellation, forfeiture or termination of an outstanding award under such plan shall again be available for grant under the 2011 Plan as of the date of such expiration, cancellation, forfeiture or termination. As of December 31, 2011, there were approximately 10,900 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding under the 2007 and 2011 Plans (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2010	—	$—	—
Granted	6,533	$1.53
Vested	(1,263)	1.53
Forfeited	(220)	1.53
Non-vested - December 31, 2010	5,050	$1.53	3.9
Granted	1,006	0.88
Vested	(2,668)	1.38
Forfeited	(202)	1.53
Non-vested - December 31, 2011	3,186	$1.45	2.7

Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of four to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Stock-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	—	$—
Granted	1,000	1.75
Forfeited	—	—
Expired	—	—
Outstanding - December 31, 2010	1,000	$1.75	9.8
Granted	700	$0.82	—
Forfeited	(750)	1.75	—
Expired	—	—	—
Outstanding - December 31, 2011	950	$1.06	9.5
Vested (exercisable) - December 31, 2011	425	$1.37	9.2	$—
Non-vested (exercisable) - December 31, 2011	525	$0.82	9.8	$—

Executive Grants
On March 21, 2011, the Board of Directors approved the grant of restricted shares having a value of $600 to Mr. Martin Staff, Chief Business Development Officer ("Mr. Staff"), each year over the next three years (the "Staff RSA"). On November 4, 2011 Mr. Staff resigned as the Company's Chief Business Development Officer. Mr. Staff's separation agreement with the Company provided for a cash severance payment in the amount of $300, payable in equal installments over the course of the six-month period immediately following the resignation date; and a cash payment in the amount of $300 in lieu of the Staff RSA, payable in a lump sum on the 60th day following the resignation date. In connection with Mr. Staff's resignation, the unvested portion of restricted stock award granted to him became forfeited.

On February 3, 2011, the Board of Directors approved and on October 10, 2011 the Company issued the grant of 700 stock options and 350 restricted shares to Mr. John Luttrell, Executive Vice President and Chief Financial Officer ("Mr. Luttrell").

The vesting period for the options and restricted shares occurs in four equal installments on each of the grant date and each January 1, 2012, 2013 and 2014, subject to Mr. Luttrell's continued employment. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $401 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.82, an expected term of 6.25 years using the simplified method, interest rate of 1.62%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $277 was determined based upon the October 10, 2011 closing price per share of $0.79.

On November 26, 2010, the Board of Directors approved the grant of 1,333 restricted shares to Mr. Adrian Kowalewski, Executive Vice President, Corporate Strategy ("Mr. Kowalewski"). On October 7, 2011, Mr. Kowalewski resigned as the Company's Executive Vice President, Corporate Strategy and as a member of its Board of Directors. In connection with Mr. Kowalewski's resignation, the unvested portion of the restricted stock award granted to him, equal to 1,067 shares as of the resignation date, became fully vested and non-forfeitable as of October 31, 2011 and the Company recorded additional stock compensation of $1,287.

On October 7, 2010, the Board of Directors approved the grant of 1,000 stock options and 500 restricted shares to Mr. Thomas M. Casey, acting President ("Mr. Casey").  The vesting period for the options and restricted shares were to occur in four equal installments on each of January 1, 2011, 2012, 2013 and 2014. The options were to expire on the tenth anniversary of issuance. The fair value of the stock options of $773 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $1.75, an expected term of 6.25 years using the simplified method, interest rate of 1.08%, volatility of 85.76% and no dividends. The fair value of the restricted shares of $580 was determined based upon the October 7, 2010 closing price per share of $1.16. On May 20, 2011, when the shares became available under the 2007 Plan, Mr. Casey was issued the 125 restricted shares that had vested on January, 2011. On November 18, 2011, Mr. Tom Casey resigned as Acting President of the Company. In connection with Mr. Casey's resignation, the unvested portion of the stock options and the unvested portion of restricted stock award granted to him became forfeited.

Non-Employee Directors
On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson, two former directors who were also representatives of Lion Capital, each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant. For the year ended December 31, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant and is reflected in operating expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation Expense
During the years ended December 31, 2011, 2010 and 2009, the Company recorded share-based compensation expense of $6,814, $3,719 and $525, respectively, related to its share based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2011, unrecorded compensation cost related to non-vested awards was $11,730 that is expected to be recognized through 2014.

Note 16. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

Amount
2012	$62,346
2013	58,998
2014	56,911
2015	51,479
2016	39,885
Thereafter	86,067
Total	$355,686

Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $78,138, $86,708, and $79,293, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales (for production-related activities) and selling expenses (primarily for retail stores) in the accompanying consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 and $1,106, as of December 31, 2011 and 2010, respectively, for state sales tax contingencies.
Advertising
At December 31, 2011 and 2010, the Company had approximately $4,378 and $3,764 in open advertising commitments, which primarily relate to print advertisements in various newspapers, magazines and other advertisements during the remainder of 2012 and 2011, respectively.
U.S. Immigration and Customs Enforcement
During fiscal 2009, 51 former employees, who were identified by representatives of U.S. Immigration and Customs Enforcement ("ICE") and terminated by the Company due to their inability to resolve discrepancies in their work records, or present valid identification and documents verifying their eligibility to work in the United States, filed workers' compensation claims after or around the time of their termination. The Company declined these claims due to the belief that the claimants sought compensation due to loss of employment as opposed to employment-related injury. After declination of such claims by the Company, each of the claimants filed legal claims to override the declination of such claims by the Company. The Company intends to vigorously defend itself from these claims.

Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $646 and $1,443 for the estimated exposure, which is included in accrued expenses as of December 31, 2011 and 2010, respectively, in the accompanying consolidated balance sheet (see Note 6).

Note 17. Workers’ Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.83% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of December 31, 2011 the undiscounted liability amount was $14,535. The Company’s liability reflected on the accompanying consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of December 31, 2011 and 2010, the Company had issued standby letters of credit in the amounts of $5,492 and $6,666, respectively, and cash deposits of $7,022 and $2,125, respectively, in favor of two insurance company beneficiaries. At December 31, 2011, the Company recorded a total reserve of $14,189, of which $3,598 is included in accrued expenses and $10,591 is included in other long-term liabilities on the accompanying consolidated balance sheets. At December 31, 2010, the Company recorded a total reserve of $9,092, of which, $2,408 is included in accrued expenses and

$6,684 is included in other long-term liabilities on the accompanying consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable. In addition to the above workers' compensation liabilities, at December 31, 2011 and 2010, the Company also recorded an accrual of $646 and $1,443, respectively for the estimated liability associated with the ICE inspection (see Note 16).
The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At December 31, 2011 and 2010, the Company’s total reserve of $1,720 and $1,853 was included in accrued expenses in the accompanying consolidated balance sheets.

Note 18. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which comprised 143 retail stores operating in the United States as of December 31, 2011. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of December 31, 2011, the retail operations in the Canada segment comprised 37 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2011, the retail operations in the International segment comprised 69 retail stores operating in 18 countries outside of the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year ended December 31, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$132,135	$—	$11,492	$10,406	$154,033
Retail	—	174,837	48,527	126,868	350,232
Online consumer	24,319	—	1,846	16,906	43,071
Net sales to external customers	156,454	174,837	61,865	154,180	547,336
Gross profit	42,599	117,228	35,799	99,274	294,900
Income (loss) from segment operations	22,406	(4,659)	(3,695)	8,434	22,486
Depreciation and amortization	7,757	10,492	1,567	5,164	24,980
Capital expenditures	3,638	4,889	407	2,136	11,070
Retail store impairment charges	—	558	808	2,901	4,267
Deferred rent expense (benefit)	257	(1,662)	(121)	(443)	(1,969)

	For the Year ended December 31, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$127,749	$—	$11,915	$11,474	$151,138
Retail	—	177,610	51,969	116,800	346,379
Online consumer	21,248	—	1,754	12,470	35,472
Net sales to external customers	148,997	177,610	65,638	140,744	532,989
Gross profit	32,007	117,496	43,309	87,097	279,909
Income (loss) from segment operations	11,200	(18,455)	5,051	(5,064)	(7,268)
Depreciation and amortization	9,282	10,484	2,170	6,194	28,130
Capital expenditures	4,696	7,584	1,456	1,965	15,701
Retail store impairment charges	—	4,366	1,348	2,883	8,597
Deferred rent expense (benefit)	431	1,437	(152)	1,247	2,963

	For the Year ended December 31, 2009
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale	$118,241	$—	$11,442	$12,368	$142,051
Retail	—	191,325	55,971	132,092	379,388
Online consumer	23,280	—	1,570	12,486	37,336
Net sales to external customers	141,521	191,325	68,983	156,946	558,775
Gross profit	36,214	136,424	43,242	104,032	319,912
Income from segment operations	15,541	17,340	13,999	15,312	62,192
Depreciation and amortization	8,992	11,286	1,083	6,790	28,151
Capital expenditures	4,558	11,184	1,392	3,755	20,889
Retail store impairment charges	—	1,417	—	1,926	3,343
Deferred rent expense	357	3,541	413	1,597	5,908

Reconciliation of reportable segments consolidated (loss) income from operations for the years ended December 31, 2011, 2010 and 2009 to the consolidated (loss) income before income taxes is as follows:

	2011	2010	2009
Income (loss) from operations of reportable segments	$22,486	$(7,268)	$62,192
Unallocated corporate expenses	(45,779)	(42,785)	(37,777)
(Loss) income from operations	(23,293)	(50,053)	24,415
Interest expense	33,167	23,752	22,627
Foreign currency transaction loss (gain)	1,679	(686)	(2,920)
Unrealized (gain) loss on change in fair value of warrant and purchase rights	(23,467)	993	—
Loss on extinguishment of debt	3,114	—	—
Other (income) expense	(193)	39	(220)
Consolidated (loss) income before income taxes	$(37,593)	$(74,151)	$4,928
Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2011, 2010, and 2009 consist of the following:

	Years Ended December 31
	2011	2010	2009

Net sales by geographic location of customer:
United States	$331,290	$326,607	$332,846
Canada	61,866	65,638	68,983
Europe (excluding United Kingdom)	68,130	68,958	81,252
United Kingdom	40,039	32,535	34,214
Korea	9,749	9,547	9,443
Japan	14,176	10,716	14,122
Australia	11,557	9,474	9,105
Other foreign countries	10,529	9,514	8,810
Total Consolidated Net Sales	$547,336	$532,989	$558,775

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31:

	2011	2010
United States	$49,906	$61,754
Canada	5,041	7,063
Europe (excluding the United Kingdom)	4,134	6,257
United Kingdom	5,091	5,784
Korea	308	394
Japan	1,141	1,290
Australia	1,146	1,311
Other foreign countries	671	1,547
Total consolidated long-lived assets	$67,438	$85,400

Identifiable assets by reportable segment:
US Wholesale	$141,732	$129,948
US Retail	84,840	92,931
Canada	30,129	32,876
International	68,020	72,195
Total	$324,721	$327,950

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31:

	2011	2010
Total Assets	30.2%	32.0%
Total Liabilities	11.2%	13.7%

Note 19. Litigation

The Company is subject to various claims and contingencies in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When the Company is aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles, Central District) (the “Nelson Action”) wherein she alleges she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. American Apparel subsequently filed counterclaims against Ms. Nelson in arbitration for disparagement and other related claims. On January 13, 2012, the parties entered into a written settlement agreement whereby the parties agreed to dismiss their respective claims against each other (the “Settlement Agreement”). The Settlement Agreement also provides that neither party shall pay any money to the other party. The Settlement Agreement effectively concludes this matter.
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement, which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding.  The Company has not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. The Company does not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect the Company's business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of the Company's employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount; premium pay, wages and penalties; injunctive relief and restitution; and reimbursement for attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Antonio Partida, Emilie Truong, Jessica Heupel and Anthony Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions.  No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying consolidated balance sheet as of December 31, 2011.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon its financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz (the case described above) and Emilie Truong, Jessica Heupel, and Anthony Heupel (the cases described below) in an effort to reach a global settlement of all claims asserted in these actions.  No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying consolidated balance sheet as of December 31, 2011.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than its estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation.  Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz and Anthony Partida (the cases described above) and Jessica Heupel and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the San Diego Superior Court of the State of California, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, and Emilie Truong (the cases described above) and Anthony Heupel (the case described below) in an effort to reach a global settlement of all claims asserted in these actions. No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure, which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
On or about September 9, 2011, Anthony Heupel, a former retail employee initiated arbitration proceedings on behalf of putative classes of current and former non-exempt California employees, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages in an amount in excess of $3,600, as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. The parties are engaged in ongoing settlement discussions jointly with Guillermo Ruiz, Anthony Partida, Emilie Truong, and Jessica Heupel (the cases described above) in an effort to reach a global settlement of all claims asserted in these actions.  No assurances can be made that a settlement can be reached. If a settlement is not reached, then Plaintiff's claims will be adjudicated through the arbitration process.  There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
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
Plaintiffs in the Smith Action, Kim Action, and Norris Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  The Lankford Action alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  On November 4, 2010, the four lawsuits filed in the Superior Court of the State of California were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action").  On April 12, 2011, the Court issued an order staying the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action currently pending in the United States District Court for the Central District of California (see below).
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of  fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  On August  29, 2011, defendants filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  The Court took the matter under submission. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief.  The Company does not maintain any exposure to loss in connection with these shareholder derivative lawsuits.  The lawsuits do not assert any claims against the Company.  The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf.

Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of the Company's officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiffs seek damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, defendants filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. The lead plaintiff filed an amended complaint on February 27, 2012. The Company must answer, move or otherwise respond to the amended complaint by March 28, 2012. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure, which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.
In August 2010, we received a subpoena from the United States Attorney's Office for the Central District of California for documents relating to an official criminal investigation being conducted by the Federal Bureau of Investigation into the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls. The Company also received a subpoena from the SEC for documents relating to its investigation surrounding the change in the Company's registered independent accounting firm and the Company's financial reporting and internal controls.
On May 9, and May 16, 2011,  the Company received subpoenas from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric David Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, the Company's policies with respect to and accounting of foreign currency transactions and transfer pricing.  The Company fully cooperated with these subpoenas. On January 9, 2012, the Los Angeles Regional Office of the SEC notified American Apparel that its “investigation has been completed as to American Apparel, Inc.,” and that it did “not intend to recommend any enforcement action by the Commission.” On February 24, 2012 the Company settled the claim with Eric David Lloyd for $10 for legal costs incurred in the process.
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
The Company is currently engaged in other employment-related claims and other matters incidental to its business.  The Company believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs' claims.  While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations, or cash flows.  The Company cannot assure you, however, that such actions will not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(Amounts in Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2011	$2,630	$996	$—	$(1,431)	$2,195
For the year ended December 31, 2010	$1,763	$1,357	$—	$(490)	$2,630
For the year ended December 31, 2009	$1,441	$572	$(220)	$(30)	$1,763

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Reserve for inventory shrinkage and obsolescence:
For the year ended December 31, 2011	$5,853	$(1,652)	$—	$(269)	$3,932
For the year ended December 31, 2010	$4,802	$1,033	$—	$18	$5,853
For the year ended December 31, 2009	$3,618	$1,276	$(92)	$—	$4,802

Description	Balance at Beginning of Year	Increase in Allowance	Deductions to Allowance	Other	Balance at End of Year
Valuation allowance of deferred tax assets:
For the year ended December 31, 2011	$51,979	$21,794	$—	$—	$73,773
For the year ended December 31, 2010	$20,457	$31,522	$—	$—	$51,979
For the year ended December 31, 2009	$18,859	$1,598	$—	$—	$20,457

Supplementary Financial Information
The following quarterly data are derived from the Company’s consolidated statements of operations.
QUARTERLY INFORMATION (unaudited)
(Amounts in thousands except per share amounts)

	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Year Ended December 31, 2011
Fiscal 2011
Net sales	$157,576	$140,889	$132,804	$116,067	$547,336
Gross profit	$83,845	$74,991	$72,426	$63,638	$294,900
Net loss	$(11,162)	$(7,194)	$(213)	$(20,745)	$(39,314)
Loss per share-basic	$(0.11)	$(0.07)	$—	$(0.28)	$(0.42)
Loss per share-diluted	$(0.11)	$(0.07)	$—	$(0.28)	$(0.42)

	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010	Year Ended December 31, 2010
Fiscal 2010
Net sales	$143,969	$134,473	$132,733	$121,814	$532,989
Gross profit	$80,099	$70,185	$68,284	$61,341	$279,909
Net loss	$(19,304)	$(9,491)	$(14,678)	$(42,842)	$(86,315)
Loss per share-basic	$(0.27)	$(0.13)	$(0.21)	$(0.60)	$(1.21)
Loss per share-diluted	$(0.27)	$(0.13)	$(0.21)	$(0.60)	$(1.21)
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

On July 26, 2010, the Audit Committee engaged Marcum LLP ("Marcum") as the Company’s independent auditors to audit the Company’s financial statements. During the fiscal years ended December 31, 2008 and 2009, and the subsequent interim period from January 1, 2010 through July 26, 2010, the Company has not, and no one on the Company’s behalf has, consulted with Marcum on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K, except that (i) Marcum audited the Company’s consolidated financial statements as of, and for the year ended, December 31, 2008, (ii) Marcum expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as described in the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on April 10, 2009, (iii) the Company discussed certain matters with Marcum as described in the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009, (iv) Marcum reissued its auditors’ report, dated August 12, 2009, in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on August 13, 2009, and the 2009 Form 10-K, (v) Marcum performed related auditing, review and updating procedures during the time period that Marcum was terminated as the Company’s independent registered public accounting firm, effective April 3, 2009, and the date that Marcum was reappointed on July 26, 2010.

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

The Audit Committee and the Company’s management have evaluated these matters. The Audit Committee conducted an investigation into the assertions that management withheld the February 2010 monthly financial statements and related misrepresentations. Management disagrees with D&T's assertions and does not believe that the February 2010 monthly financial statements were withheld.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as discussed in Management's Report on Internal Control over Financial Reporting referred to below.
Notwithstanding the material weakness described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.
Management's Report on Internal Control Over Financial Reporting
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
Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2011 because of the material weakness described below.
Based on the COSO criteria, management identified control deficiencies that constitute the material weakness. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:
Material weakness related to financial closing and reporting process.
We concluded that we did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex material and/or non-routine transactions are properly reflected in our consolidated financial statements. We also noted that we did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts.
Remediation of Previously Identified Material Weakness & Other Remediation Activities
While we implemented certain internal controls to progress the remediation of deficiencies in our internal controls over financial reporting during 2011, one material weakness still remains to be fully remediated. Our material weakness as of December 31, 2011 represents a continuing material weakness identified as of December 31, 2008. The following describes the remediation activities performed during 2011 for the partially remediated material weaknesses in the financial closing and reporting process, as well as, the completed remediation of the material weakness over the control environment as disclosed in the annual report on Form 10-K for the year ended December 31, 2010.

Material weakness related to Financial close and reporting.

We identified and implemented additional internal controls to strengthen account analyses related to inventory costing. We transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. As of

September 30, 2011 we fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. We enhanced our workforce management system which will enable us to more accurately track direct labor to specific production runs. We also hired additional experienced cost accounting resources. We began the process to review all internal controls related to cost accounting and established procedures for cost data validation and enhanced historical cost reporting. We substantially improved the procedures related to analysis of inventory reserve accounts. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and fully remediate this material weakness.
Material weakness related to the control environment.
Over the course of 2011, we identified and hired a number of additional resources necessary to improve the overall international and domestic financial accounting and reporting departments. As of December 31, 2011, we filled openings in certain key financial positions, including Corporate Vice President of Finance, Director of Finance for our Canadian companies, Director of Finance for our UK and European companies, Director of Accounting & Controls Compliance, and Corporate Assistant Controller, among other accounting and finance hires. We improved our corporate wide procedures to facilitate uniform application of accounting policies on a global basis. We improved our financial close and reporting processes over foreign subsidiaries with our improved foreign accounting team, solidified internal controls and increased consistency in application of said controls to increased operational effectiveness. We improved the preparation and review of account reconciliations by enhancing specific procedures and internal controls, including the detailed review of our financial closing process by our internal audit group, to monitor and evaluate key accounts and assumptions behind our critical estimates. We continue to enhance our internal controls and reporting over foreign locations through a recent transition of our accounting and finance operations from our German facilities to our UK facilities for centralization and improvement in consistency and application of accounting processes. Beginning in the first quarter of 2012 we also deployed our ERP system to our UK, German and Canadian companies, which is expected to further improve the accounting procedures and related internal controls.
Changes in Internal Controls over Financial Reporting
There have been no changes (other than those described above) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Plan to Remediate Material Weaknesses
We have developed plans for 2012 to continue to remediate the outstanding material weakness described above in Management's Report on Internal Control Over Financial Reporting. We are committed to remediating the material weakness and estimate that the material weaknesses will be remediated by the end of 2012. We do not anticipate incurring substantial costs in connection with the remediation efforts. The following describes our remediation plans for 2012:
Material weakness related to financial closing and reporting process: During 2012, we will continue to improve the preparation and review of account reconciliations by developing specific procedures to monitor and evaluate the key accounts. Additionally, we will provide additional training to our personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying business processes. To address inventory costing, we are in the process of (i) hiring and training additional experienced cost accounting resources (ii) enhancing production reporting capabilities in order to separately record and analyze key production variances (iii) continuing with timely updates of inventory standard costs for materials, labor and overhead rates (iv) enhancing our international cost accounting procedures for intercompany inventory transfers and costing (v) continuing the project to review and assess all inventory related internal controls (vi) continue development of historical cost accounting database and related data validation procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited American Apparel, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Report on Internal Control Over financial Reporting”.

Material weakness related to financial closing and reporting process: The Company did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex material and/or non-routine transactions are properly reflected in its consolidated financial statements. It was also noted that the Company did not perform adequate independent reviews and maintain effective controls related to the preparation of consolidated financial statements, related notes thereto, account analyses, account summaries and account reconciliations prepared in the area of inventory and related reserves, cost of sales and certain other accounts.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's fiscal December 31, 2011 consolidated financial statements and financial statement schedule, and this report does not affect our report dated March 14, 2012.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows and the related financial statement schedule for the years ended December 31, 2011, 2010 and 2009 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 14, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the following captions in the 2012 Proxy Statement and is incorporated herein by reference: “Directors and Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this item will be included under the following captions in the 2012 Proxy Statement and is incorporated herein by reference: “Process and Procedures for Determination of Executive and Director Compensation,” “Compensation of Directors,” “Director Compensation—Fiscal 2011,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” and “Grants of Plan-Based Awards Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the following captions in the 2012 Proxy Statement and is incorporated herein by reference: “Equity Compensation Plan Information” and “Beneficial Ownership of Shares.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included under the following captions in the 2012 Proxy Statement and is incorporated herein by reference: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Relationship with Independent Auditors” in the 2012 Proxy Statement and is incorporated herein by reference.

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
2.1
Acquisition Agreement, dated as of December 18, 2006 and amended and restated on November 7, 2007, by and among American Apparel, Inc., AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

3.1
Amended and Restated Certificate of Incorporation of American Apparel, Inc. (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of American Apparel, Inc. (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-32697) filed June 27, 2011 and incorporated by reference herein).

3.3	Bylaws of American Apparel, Inc. (included as Exhibit 4.1 of the Registration Statement on Form S-8 (File No. 333-175430) filed July 7, 2011 and incorporated by reference herein).

3.4
Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC (included as Exhibit 3.3 to Form 10-K (File No 001-32697) filed March 17, 2008 and incorporated by reference herein).

4.1	Specimen Common Stock Certificate (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

4.2
Registration Rights Agreement, dated December 12, 2007, by and among American Apparel, Inc. and the stockholders listed on the signature page therein (included as Annex H of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

4.3
Lock-Up Agreement, dated December 12, 2007, between American Apparel, Inc. and Dov Charney (included as Annex D of the Definitive Proxy Statement (File No. 001-32697), filed November 28, 2007 and incorporated by reference herein).

4.4
Letter Agreement Re: Extension of Lock-Up Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and American Apparel, Inc. (included as Exhibit 10.5 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

4.5
Warrants to Purchase Shares of Common Stock of American Apparel, Inc., dated December 19, 2008, issued to SOF Investments, L.P.-Private IV (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein).

4.6
Warrants to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009, issued to Lion Capital (Guernsey) II Limited (included as Exhibit 10.3 of the Current Report on Form 8-K (File No 001-32697) filed March 13, 2009 and incorporated by reference herein).

4.7
Investment Agreement, dated March 13, 2009, between American Apparel, Inc. and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

4.8
Investment Voting Agreement, dated March 13, 2009, between American Apparel, Inc. and Lion Capital (Guernsey) II Limited (included as Exhibit 10.4 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

Exhibit No	Description

4.9
Voting Agreement, dated as of February 18, 2011, between Dov Charney, an individual, and Lion/Hollywood L.L.C., in its capacity as a lender under the Lion Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2011 and incorporated by reference herein).

4.10
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011, issued to Lion/Hollywood L.L.C (included as Exhibit 10.2 of the Current Report on Form 8-K filed on March 28, 2011 and incorporated by reference herein).

4.11
Amendment No. 1, dated March 24, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009 (included as Exhibit 10.3 of the Current Report on Form 8-K filed on March 28, 2011 and incorporated by reference herein).

4.12
Form of Voting Agreement, dated as of April 26, 2011, between Dov Charney and the other persons signatory thereto (included as Exhibit 10.3 of the Current Report on Form 8-K filed on April 28, 2011 and incorporated by reference herein).

4.13
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated April 26, 2011, issued to Lion/Hollywood L.L.C. (included as Exhibit 10.6 of the Current Report on Form 8-K filed on April 28, 2011 and incorporated by reference herein).

4.14
Amendment No. 1, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011, issued to Lion/Hollywood L.L.C. (included as Exhibit 10.7 of the Current Report on Form 8-K filed on April 28, 2011 and incorporated by reference herein).

4.15
Amendment No. 2, dated April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009, issued to Lion/Hollywood L.L.C. (included as Exhibit 10.8 of the Current Report on Form 8-K filed on April 28, 2011 and incorporated by reference herein).

4.16
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 7, 2011, issued to Lion/Hollywood L.L.C. (included as exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed July 13, 2011 and incorporated by reference herein).

4.17
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 12, 2011, issued to Lion/Hollywood L.L.C. (included as exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed July 13, 2011 and incorporated by reference herein).

10.1+	American Apparel, Inc. 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

10.2+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein).

10.3+	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein).

10.4+	American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (included as Annex B of the Definitive Proxy Statement (File No. 001-32697) filed on May 20, 2011 and incorporated by reference herein).

10.5+
Employment Agreement, dated December 12, 2007, between American Apparel, Inc., American Apparel, LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

10.6+
Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein).

10.7+
Employment Agreement, dated October 7, 2010, by and between Thomas M. Casey and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 8, 2010 and incorporated by reference herein).

10.8+
Employment Agreement, dated February 7, 2011 by and between John Luttrell and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 3, 2011 and incorporated by reference herein).

10.9+
Employment Agreement, dated March 17, 2011 by and between Martin Staff and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2011 and incorporated by reference herein).

10.10
Separation Agreement and Full Mutual Release of All Claims, dated October 7, 2011, by and between Adrian Kowalewski and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed October 11, 2011 and incorporated by reference herein).

10.11
Separation Agreement and Full Mutual Release of All Claims, dated October 24, 2011, by and between Martin Staff and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed October 28, 2011 and incorporated by reference herein).

Exhibit No.	Description
10.12
Separation Agreement and Mutual Release of Claims, dated November 18, 2011 by and between Thomas M. Casey and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 18, 2011 and incorporated by reference herein).

10.13
Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.14
Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.15
Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.16
Assignment of Lessee's Interest in Lease and Assumption Agreement, dated as of June 2, 2005, by and between Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) and American Apparel Dyeing and Finishing, Inc. (included as Exhibit 10.16 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.17
Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.18
Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.19
Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.20
Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.21
Purchase Agreement, dated as of March 24, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on March 28, 2011 and incorporated by reference herein).

10.22
Form of Purchase and Investment Agreement, dated as of April 21, 2011, by and among American Apparel, Inc. and the purchasers signatory thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.23
Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.2 of the Current Report on Form 8-K/A (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.24
Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.25
Credit facilities agreement, dated December 3, 2007, among The Toronto-Dominion Bank and American Apparel Canada Wholesale Inc./American Apparel Canada Grossiste Inc. and Les Boutiques American Apparel Canada Inc./American Apparel Canada Retail Inc. (included as Exhibit 10.20 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.26
Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.27
Severance Agreement and Release, dated May 22, 2008, by and between American Apparel, Inc., AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein).

Exhibit No.	Description
10.28
Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated December 19, 2008), between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein).

10.29
Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated February 10, 2009), between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein).

10.30
Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and American Apparel, Inc. (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

10.31
Amendment and Agreement, dated as of April 10, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein).

10.32
Second Amendment and Agreement, dated as of June 17, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein).

10.33
Third Amendment and Agreement, dated as of August 18, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein).

10.34
Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein).

10.35
Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein).

10.36
Credit Agreement, dated as of March 13, 2009, among American Apparel, Inc., in its capacity as Borrower, certain subsidiaries of American Apparel, Inc., in their capacity as Facility Guarantors, Lion Capital LLP, in its capacity as administrative agent and collateral agent, Lion Capital (Guernsey) II Limited, as Initial Lender, and the other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

10.37
Waiver to Credit Agreement, dated as of September 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 6, 2009 and incorporated by reference herein).

10.38
First Amendment to Credit Agreement, dated as of December 30, 2009, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein).

10.39
Second Amendment to Credit Agreement, dated as of March 31, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed April 1, 2010 and incorporated by reference herein).

Exhibit No.	Description
10.40
Third Amendment to Credit Agreement, dated as of June 23, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2010 and incorporated by reference herein).

10.41
Fourth Amendment to Credit Agreement, dated as of September 30, 2010, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 1, 2010 and incorporated by reference herein).

10.42
Waiver to Credit Agreement, dated as of January 31, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on February 1, 2011 and incorporated by reference herein).

10.43
Fifth Amendment to Credit Agreement, dated as of February 18, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on February 22, 2011 and incorporated by reference herein).

10.44
Waiver and Sixth Amendment to Credit Agreement, dated as of April 26, 2011, among American Apparel, Inc., the facility guarantors from time to time party thereto, Wilmington Trust FSB, as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-32697) filed on April 28, 2011 and incorporated by reference herein).

10.45
Credit Agreement, dated as of July 2, 2007 (the “BofA Credit Agreement”), among American Apparel (USA), LLC (“AAUSA” and f/k/a AAI Acquisition LLC (successor by merger to American Apparel, Inc.)), the other borrowers thereto, the facility guarantors party thereto, Bank of America, N.A. (successor by merger to LaSalle Bank National Association) as issuing bank, the other lenders thereto, Bank of America, N.A. (successor by merger of LaSalle Business Credit, LLC, as agent for LaSalle Bank Midwest National Association, acting through its division, LaSalle Retail Finance) as administrative agent and collateral agent, and Wells Fargo Retail, Finance, LLC as the collateral monitoring agent. (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.46
First Amendment to Credit Agreement, dated October 11, 2007, amending the BofA Credit Agreement (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.47
Second Amendment and Waiver to Credit Agreement, dated November 26, 2007, amending the BofA Credit Agreement (included as Exhibit 10.10 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.48
Third Amendment to Credit Agreement, dated December 12, 2007, amending the BofA Credit Agreement (included as Exhibit 10.7 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.49
Waiver to Credit Agreement, dated February 29, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.8 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.50
Waiver to Credit Agreement, dated May 16, 2008, waiving certain provisions in BofA Credit Agreement (included as Exhibit 10.28 of Quarterly Report on Form 10-Q (File No. 001-32697) filed May 16, 2008 and incorporated by reference herein).

10.51
Waiver to Credit Agreement, dated as of June 5, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 9, 2008 and incorporated by reference herein).

10.52
Fourth Amendment to Credit Agreement, dated June 20, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed June 24, 2008 and incorporated by reference herein).

Exhibit No.	Description
10.53
Fifth Amendment to Credit Agreement, dated as of December 19, 2008, amending the BofA Credit Agreement (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein).

10.54
Sixth Amendment to Credit Agreement, dated as of March 13, 2009, amending the BofA Credit Agreement (included as Exhibit 10.7 of Current Report on Form 8-K (File No. 001-32697) filed March 16, 2009 and incorporated by reference herein).

10.55
Seventh Amendment to Credit Agreement, dated as of December 30, 2009, amending the BofA Credit Agreement (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein).

10.56
Waiver, Consent and Eighth Amendment to Credit Agreement, dated as of April 26, 2011, by and among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Facility Guarantors party thereto, Bank of America, N.A. and the lenders party thereto (included as Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-32697) filed on April 28, 2011 and incorporated by reference herein).

14.1	American Apparel, Inc. Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein).

16.1
Letter of Marcum & Kliegman LLP, dated April 10, 2009 (included as Exhibit 16.1 of the Amendment No. 1 to Current Report on 8-K/A (File No. 001-32697) filed April 10, 2009 and incorporated by reference herein).

16.2	Letter of Deloitte & Touche LLP, dated July 28, 2010 (included as Exhibit 16.1 to Current Report on 8-K (File No. 001-32697) filed July 28, 2010 and incorporated by reference herein).

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
XBRL (eXtensible Business Reporting Language). The following materials from American Apparel, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

___________________________

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

AMERICAN APPAREL, INC.

March 14, 2012	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Principal Accounting Officer	March 14, 2012
John Luttrell

/s/ ALBERTO CHEHEBAR	Director	March 14, 2012
Alberto Chehebar

/s/ DAVID DANZIGER	Director	March 14, 2012
David Danziger

/s/ ROBERT GREENE	Director	March 14, 2012
Robert Greene

/s/ MARVIN IGELMAN	Director	March 14, 2012
Marvin Igelman

/s/ ALLAN MAYER	Director	March 14, 2012
Allan Mayer

/s/ WILLIAM MAUER	Director	March 14, 2012
William Mauer