Form 10-Q
period 2012-03-31
AMERICAN APPAREL, INC
filed 2012-05-15
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-32697

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The number of shares of the registrant's common stock issued and outstanding as of May 1, 2012 was approximately 109,629,466 and 105,908,530.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our ability to extend, renew or refinance our existing debt;

•	our liquidity, operating results and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors; our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part II, Item IA and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2012) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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

•
litigation and other inquiries, and investigations, including the risks that we or our officers will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverages;

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

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)

	March 31, 2012	December 31, 2011*
ASSETS
CURRENT ASSETS
Cash	$7,302	$10,293
Trade accounts receivable, net of allowances of $2,270 and $2,195 at March 31, 2012 and December 31, 2011, respectively	19,881	20,939
Prepaid expenses and other current assets	9,409	7,631
Inventories, net	186,834	185,764
Restricted cash	6,802	—
Income taxes receivable and prepaid income taxes	5,473	5,955
Deferred income taxes, net of valuation allowance of $12,003 at both March 31, 2012 and December 31, 2011	136	148
Total current assets	235,837	230,730
PROPERTY AND EQUIPMENT, net	65,291	67,438
DEFERRED INCOME TAXES, net of valuation allowance of $61,770 at both March 31, 2012 and December 31, 2011	1,483	1,529
OTHER ASSETS, net	28,776	25,024
TOTAL ASSETS	$331,387	$324,721
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,035	$1,921
Revolving credit facilities and current portion of long-term debt	71,103	50,375
Accounts payable	35,849	33,920
Accrued expenses and other current liabilities	36,979	43,725
Fair value of warrant liability	13,766	9,633
Income taxes payable	3,111	2,445
Deferred income tax liability, current	151	150
Current portion of capital lease obligations	1,121	1,181
Total current liabilities	164,115	143,350
LONG-TERM DEBT, net of unamortized discount of $33,867 and $20,183 at March 31, 2012 and December 31, 2011, respectively	88,685	97,142
CAPITAL LEASE OBLIGATIONS, net of current portion	1,514	1,726
DEFERRED TAX LIABILITY	105	96
DEFERRED RENT, net of current portion	22,408	22,231
OTHER LONG-TERM LIABILITIES	12,149	12,046
TOTAL LIABILITIES	288,976	276,591
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 109,244 shares issued and 105,917 shares outstanding at March 31, 2012 and 108,870 shares issued and 105,588 shares outstanding at December 31, 2011	11	11
Additional paid-in capital	168,328	166,486
Accumulated other comprehensive loss	(3,025)	(3,356)
Accumulated deficit	(120,746)	(112,854)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	42,411	48,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,387	$324,721

* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$132,660	$116,067
Cost of sales	62,604	52,429
Gross profit	70,056	63,638
Selling expenses	54,929	49,975
General and administrative expenses (including related party charges of $321 and $419 for the three months ended March 31, 2012 and 2011, respectively)	24,922	26,104
Retail store impairment	—	650
Loss from operations	(9,795)	(13,091)
Interest expense (including related party interest expense of $0 and $64 for the three months ended March 31, 2012 and 2011, respectively)	9,553	7,131
Foreign currency transaction gain	(950)	(811)
Unrealized loss (gain) on change in fair value of warrants	651	(2,100)
(Gain) loss on extinguishment of debt	(11,588)	3,114
Other expense (income)	128	(36)
Loss before income taxes	(7,589)	(20,389)
Income tax provision	302	356
Net loss	$(7,891)	$(20,745)

Basic and diluted loss per share	$(0.07)	$(0.28)
Weighted average basic and diluted shares outstanding	105,707	74,143

Net loss (from above)	$(7,891)	$(20,745)
Other comprehensive loss item:
Foreign currency translation, net of tax	331	1,204
Other comprehensive loss, net of tax	331	1,204
Comprehensive loss	$(7,560)	$(19,541)
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$133,818	$116,723
Cash paid to suppliers, employees and others	(141,724)	(120,634)
Income taxes refunded (paid)	745	(1,348)
Interest paid	(1,376)	(1,185)
Other	(109)	30
Net cash used in operating activities	(8,646)	(6,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,690)	(2,531)
Proceeds from sale of fixed assets	34	21
Restricted cash	(6,802)	—
Net cash used in investing activities	(10,458)	(2,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	114	(1,719)
(Repayments) borrowings under expired revolving credit facilities, net	(45,121)	5,395
Borrowing of term loans and notes payable	29,997	—
Borrowings under new revolving credit facilities, net	35,785	—
Payment of debt issuance costs	(4,696)	(933)
Net proceeds from issuance of common stock	—	2,000
Proceeds from equipment lease financing	—	3,100
Repayment of capital lease obligations	(271)	(353)
Net cash provided by financing activities	15,808	7,490

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	305	(8)

NET DECREASE IN CASH	(2,991)	(1,442)
CASH, beginning of period	10,293	7,656
CASH, end of period	$7,302	$6,214

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(7,891)	$(20,745)
Depreciation and amortization of property and equipment, and other assets	5,852	6,634
Retail store impairment charges	—	650
Loss (gain) on disposal of property and equipment	18	(4)
Share-based compensation expense	1,842	871
Unrealized loss (gain) on change in fair value of warrants	651	(2,100)
Amortization of debt discount and deferred financing costs	2,943	1,795
(Gain) loss on extinguishment of debt	(11,588)	3,114
Accrued interest - paid-in-kind	5,234	4,150
Foreign currency transaction gain	(950)	(811)
Allowance for inventory shrinkage and obsolescence	128	(10)
Bad debt expense	41	320
Deferred income taxes	(7)	645
Deferred rent	(8)	(990)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	1,117	334
Inventories	(93)	(12,746)
Prepaid expenses and other current assets	(1,668)	1,719
Other assets	(583)	559
Accounts payable	2,333	13,774
Accrued expenses and other liabilities	(7,043)	(1,936)
Income taxes receivable / payable	1,026	(1,637)
Net cash used in operating activities	$(8,646)	$(6,414)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$532	$305
Reclassification of Lion Warrant from equity to debt	$—	$11,339
Conversion of debt to equity	$—	$4,688
Issuance of warrants at fair value	$—	$668
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Amounts and shares in thousands, except per share amounts)

Note 1. Organization and Business

American Apparel, Inc. and its subsidiaries (collectively, “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2012, the Company operated a total of 249 retail stores in the United States, Canada and 18 other countries.

Liquidity and Management's Plan
As of March 31, 2012, the Company had approximately $7,302 in cash and $6,763 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had outstanding $35,785 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $5,261 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $88,310 (including paid-in-kind interest of $1,037 and net of discount $33,867) of term loans outstanding under the Lion Credit Agreement (as defined in Note 7).
On March 13, 2012, the Company replaced its existing revolving credit facility of $75,000 with Bank of America ("BofA") with a $80,000 senior secured credit facility with Crystal Financial LLC ("Crystal") and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000 that matures on March 13, 2015. Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. In addition, Crystal may at its discretion, adjust the advance restriction and criteria for eligible inventory, and accounts receivable. Proceeds from the Crystal Credit Agreement were used to repay the existing revolving credit facility with BofA, fees and expenses related to the transaction, and for general working capital purposes. See Note 6.
In connection with the Crystal Credit Agreement, the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date of the term loan with Lion to December 31, 2015, (iii) modified certain financial covenants and covenants related to capital expenditures and (iv) requires a minimum of 5% of each interest payment on the outstanding principal in cash starting on September 1, 2012. In addition, the seventh amendment required that the warrants issued to Lion be amended to extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). As of March 31, 2012, the Company did not meet the EBITDA requirement and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share. See Notes 7 and 11.
As a result of these financing transactions described above, the Company believes that it will have sufficient financing commitments to meet funding requirements for the next twelve months.
The C$11.0 million credit agreement with Bank of Montreal matures in December 2012. While the Company intends to negotiate a renewal or extension of this credit agreement, it does not believe that this credit agreement represents a material component of the Company's current or future capital requirements.
The Company is in the process of executing a plan to improve its operating performance and financial position. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the logistics operations; Web platform refinement; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; store renovations; and improving merchandise allocation procedures. The Company will continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. There can be no assurance that plans to improve operating performance and financial position will be successful.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year's condensed consolidated financial statements and related footnotes to conform them to the 2012 presentation.

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets, and liabilities at the date of the financial statements, and reported amounts of revenues, and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, property and equipment; fair value calculations, including derivative liabilities such as warrants; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; and income taxes, including uncertain tax positions, and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Restricted Cash

Restricted cash represents cash collateral on standby letters of credit, the value of which was previously deducted against the availability of the Company's prior revolving credit agreement, and certain other obligations. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program (see Note 14). As of March 31, 2012, the Company had $6,802 of restricted cash recorded in the accompanying condensed consolidated balance sheets.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $6,658 and $9,549 held in foreign banks at March 31, 2012 and December 31, 2011, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history, and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer accounted for 30.5% and 16.3% of the Company’s total accounts receivables as of March 31, 2012 and December 31, 2011, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings and term loans. The fair value of cash, accounts receivable, accounts payable, and variable rate borrowings closely approximates their carrying value due to their short maturities.
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
For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company's accounting and finance department and are approved by the Chief Financial Officer.
As of March 31, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
The fair value of the fixed rate term note is estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the term note (see Note 8).
The fair value of each warrant is estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, isolation, can significantly increase or decrease the fair value of the warrant (see Notes 8 and 11).
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption and/or the terminal value assumption, in isolation, can have a significant effect on the fair value of the reporting unit.
Retail stores that have indicators of impairment and whose carrying value of assets are greater than their related projected undiscounted future cash flows, are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate, and is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the assets, which would have an effect on the impairment recorded.

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets, and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that it is more likely than not that those assets will not be realized. If it becomes more likely than not that a tax asset will be realized, the related valuation allowance of such assets would be reversed.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company’s foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, Korea, China, Spain, Italy and Ireland, consolidated in the Company’s U.S. federal income tax return. The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid.
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740—“Income Taxes”, and gross unrecognized tax benefits at March 31, 2012 and December 31, 2011 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.
Accounting Standards Updates
Beginning in the quarter ended March 31, 2012, the Company enhanced its fair value measurement application and disclosures as a result of adopting new requirements issued by the Financial Accounting Standards Board ("FASB") in May 2011.  The new rules include revisions to the standards for the use of fair value measurements and additional disclosures for: (i) all transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) Level 3 measurements; and (iii) hierarchy classifications used for assets and liabilities whose fair value is disclosed only in the footnotes.  The new rules did not have a material impact on the Company.
Subsequent Events
The Company has evaluated events that occurred subsequent to March 31, 2012 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Note 3. Inventories
The components of inventories are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$20,107	$18,326
Work in process	1,127	2,468
Finished goods	169,696	168,902
	190,930	189,696
Less reserve for inventory shrinkage and obsolescence	(4,096)	(3,932)
Total, net of reserves	$186,834	$185,764
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three months ended March 31, 2012 and 2011, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors, and provides reserves for such identified excess, and slow-moving inventories. At March 31, 2012 and December 31, 2011, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $2,064 and $2,050, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company has a reserve for inventory shrinkage in the amount of $2,032 and $1,882 at March 31, 2012 and December 31, 2011, respectively.

Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three months ended March 31, 2012 and 2011, depreciation and amortization was $5,852 and $6,634, respectively.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail and International segments, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. Stores whose carrying value of assets are greater than their related projected undiscounted future cash flows, are measured for impairment by comparing the fair value of the assets against their carrying value. The fair value of the assets is estimated using a projected discounted cash flow analysis (Level 3 in the fair value hierarchy). The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments, as well as the Company's plans and intentions.
Based upon the results of the analyses above, the Company determined that no impairment charges for the three months ended March 31, 2012 were required. For the three months ended March 31, 2011, the Company incurred impairment charges of $650 relating primarily to certain retail store leasehold improvements and key money in the U.S. Retail, and International segments.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2012	December 31, 2011
Compensation, bonuses and related taxes	$9,284	$11,339
Workers' compensation and other self-insurance reserves (Note 14)	5,286	5,318
Sales, value and property taxes	2,788	3,721
Gift cards and store credits	4,647	6,939
ICE inspection-related workers' compensation claims (see Note 13 and Note 14)	520	646
Loss contingencies	1,575	1,575
Accrued vacation	853	790
Deferred revenue	624	892
Other	11,402	12,505
Total accrued expenses	$36,979	$43,725

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Revolving credit facility (Crystal), maturing March 2015	$35,785	$—
Term loan (Crystal), maturing March 2015	30,000	—
Revolving credit facility (Bank of America), replaced in March 2012	—	48,324
Revolving credit facility (Bank of Montreal), maturing December 2012	5,261	1,995
Current portion of long-term debt (Note 7)	57	56
Total revolving credit facilities and current portion of long-term debt	$71,103	$50,375

The Company incurred interest charges of $9,553 and $7,131 for the three months ended March 31, 2012 and 2011, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the years ended March 31, 2012 and 2011 were not significant.

Revolving Credit Facility and Term Loan - Crystal

On March 13, 2012, the Company replaced its existing revolving credit facility of $75,000 with BofA with a $80,000 senior secured credit facility with Crystal Financial LLC ("Crystal" and the credit facility the "Crystal Credit Agreement"), and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12,500 for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period from April 13, 2012 through September 1, 2012. The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of the Company's U.S. assets, and equity interests in certain of its foreign subsidiaries. The amount available for additional borrowings on March 31, 2012 was approximately $4,870.
Among other provisions, the Crystal Credit Agreement requires that the Company maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. In addition, Crystal may at its discretion, adjust the advance restriction and criteria for eligible inventory, and accounts receivable. Consequently, the amounts outstanding under the Crystal Credit Agreement are classified as a current liability.
Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility, payable monthly. The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility are permanently reduced of (a) 3.00% if such payment or reduction occurs in the first year, (b) 2.00% if such payment or reduction occurs in the second year, and (c) 0.00% thereafter.
In connection with the financing from Crystal, the Company entered into an amendment to the Lion Credit Agreement (see Notes 7 and 11).
Proceeds from the Crystal Credit Agreement were used to repay the existing BofA Credit Facility, fees and expenses related to the transaction and for general working capital purposes.

Significant covenants in the Crystal Agreement include a minimum excess availability covenant, which requires the Company to maintain minimum excess availability of the greater of (1) $8,000 or (2) 10% of the borrowing base. If the excess availability falls below this minimum, then the Company will be required to maintain a fixed charge coverage ratio of 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The Crystal Credit Agreement also includes an annual limitation of the Company's capital expenditures at its domestic subsidiaries to no more than $17,000 for the year ending December 31, 2012 and $25,000 for each year thereafter.

The Crystal Credit Agreement contains cross-default provisions with the Lion Credit Agreement and the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Lion Credit Agreement or the Bank of Montreal Credit Agreement would cause an event of default under the Crystal Credit Agreement.
During March 2012, the Company's excess availability was below the minimum amount and as a result, was required to maintain the fixed charge coverage ratio. As of March 31, 2012, the Company was in compliance with the required financial covenants of the Crystal Credit Agreement.
Revolving Credit Facility - Bank of America

The Company had a revolving credit facility of $75,000 with BofA, which was replaced with the Crystal Credit Agreement on March 13, 2012.
Revolving Credit Facility (Bank of Montreal)

The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at the bank's prime rate (3.0% at March 31, 2012) plus 4.0% per annum payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at March 31, 2012 was $1,893.
The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long-term debt, debt under capital leases, dividends, and stockholder loans and advances, for the Company's Canadian subsidiaries. The ratio must be not less than 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases, which would lead to payments under such leases totaling more than C$8,500 in any fiscal year, and imposes a minimum excess availability covenant, which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5% of the revolving credit commitment under the facility.
Additionally, the Bank of Montreal Credit Agreement contains cross-default provisions with the Crystal Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the Crystal Credit Agreement, and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.
As of March 31, 2012, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 7. Long-Term Debt
Long-term debt consists of the following:
 .

	March 31, 2012	December 31, 2011
Long-term debt with Lion (a)	$88,310	$96,760
Other	432	438
Total long-term debt	88,742	97,198
Current portion of debt	(57)	(56)
Long-term debt, net of current portion	$88,685	$97,142

(a) Including accrued interest paid-in-kind of $1,037 and $17,550 and net of unamortized discount of $33,867 and $20,183 at March 31, 2012 and December 31, 2011, respectively.

Lion Credit Agreement
On March 13, 2009, the Company entered into an $80,000 term loan with Lion Capital LLP (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000. The original term loans under the Lion Credit Agreement were scheduled to mature on December 31, 2013 and bore interest at a rate of 15% per annum, payable quarterly in arrears. On February 18, 2011, the Company entered into a fifth amendment to the Lion Credit Agreement, which increased the interest rate to 18% per annum. On March 13, 2012, in connection with the Crystal Credit Agreement (see Note 6), the Company entered into a seventh amendment to extend the maturity date of the Lion Credit Agreement to December 31, 2015, as described below.
At the Company's option, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in-kind, or (iii) entirely in-kind. In connection with the seventh amendment (described below), beginning on September 1, 2012, the Company will be required to pay a portion of its interest in cash. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations, and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures, and the ability of the Company to incur additional debt and liens), and certain financial covenants. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.
Significant covenants in the Lion Credit Agreement include an annual limitation of the Company's capital expenditures to $27,500. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments.
Seventh Amendment - On March 13, 2012, in connection with the new credit agreement with Crystal Financial (see Note 6), the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended (see Note 11). In addition, the seventh amendment modifies the Lion Credit Agreement to provide for interest at a rate of 5.0% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in-kind or in cash at the option of the Company).
The seventh amendment required that the warrants issued to Lion be amended to extend the term of the warrants to February 18, 2022 and added a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). As of March 31, 2012, the Company did not meet the EBITDA requirement and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share.
In connection with the March 13, 2012 amendment, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a gain of $11,588 on extinguishment of existing debt. This gain on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $116,507 (which includes the principal, paid-in-kind interest, fair value of the Lion Warrant, unamortized discount and unamortized deferred financing cost immediately prior to the amendment) and the fair value of the modified debt of $104,919 (which includes the fair value of modified debt, fair value of the modified Lion Warrant and amendment related fees). The difference between the carrying net amount of the existing debt of $121,140 and the fair value of the modified debt of $86,898 was recorded as a discount to the modified debt and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement.
Amortization of debt discount included in interest expense was $2,193 and $1,159 for the three months ended March 31, 2012 and 2011, respectively.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the Crystal Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.

Note 8. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facilities with Crystal and the Bank of Montreal and the term loan with Crystal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loan with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 as of March 31, 2012.
The carrying amounts and fair values of the Company's financial instruments are presented below as of March 31, 2012:

	Carrying Amount	Fair Value
Liabilities
Long-term debt with Lion, net of discount of $33,867 and including interest paid-in-kind of $1,037 (level 3)	$88,310	$87,896
Lion Warrant (level 3)	(a)	13,668
SOF Warrant (level 3)	(a)	98
	$88,310	$101,662
 (a) no cost is associated with these liabilities (see Note 11)
The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31,
	2012	2011
Balance at January 1,	$9,633	$993
Additional warrants (see Note 11)	—	16,160
Adjustment resulting from change in value of warrants recognized in earnings	651	(2,100)
Gain on extinguishment of debt (see Note 7)	3,482	—
Balance at March 31,	$13,766	$15,053

Note 9. Income Taxes
Income taxes for the three months ended March 31, 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
The Company incurred a loss from operations for the three months ended March 31, 2012 and also incurred a loss for the year ended December 31, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the three months ended March 31, 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowances in certain foreign jurisdictions, is required. At March 31, 2012, the Company recorded valuation allowances against its current and non-current deferred tax assets totaling $73,773. At March 31, 2012 the Company had federal net operating loss carryforwards of approximately $75,679.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2008 through December 31, 2011. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through December 31, 2011, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. At March 31, 2012, the Company had accumulated interest and penalties accrued of $28. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. The Company is being audited by the U.S. Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010. The Company is also currently being audited by various state jurisdictions.

Note 10. Related Party Transactions

For a description of loans made by Lion to the Company and a description of the warrants issued by the Company to Lion, see Notes 7 and 11.

Personal Guarantees by the Company’s CEO
The CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $8,540 in obligations.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011, and was subsequently extended for the next five years on substantially the same terms. Rent expense (including property taxes and insurance payments) for the three months ended March 31, 2012 and 2011 was $247 and $155, respectively

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $74 and $264 for the three months ended March 31, 2012 and 2011, respectively.
Employment Agreement with the Company's CEO

In March 2012 the board of directors approved a three-year employment agreement with Mr. Charney commencing on April 1, 2012 that will automatically extend for successive one-year periods unless earlier terminated by the Company. The agreement provides for, among other things, a minimum annual base compensation of $800 plus performance bonuses and the right to receive 7,500 shares of the Company's common stock, subject to performance hurdles and other terms, and conditions as described in the agreement.

Note 11. Stockholders' Equity

Common Stock Warrants
Lion Warrants
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, the Company entered into an amendment to the Lion Credit Agreement (see Note 7), which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company's stockholders. As of March 31, 2012, the Company did not meet the EBITDA requirement, and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share. The fair value for each of the warrant issuances in the quarter and at March 31, 2012 was estimated using the Monte Carlo simulation valuation model, which, on a weighted average basis, assumed a stock price of $0.91, exercise price of $0.88, volatility of 75.80%, annual risk free rate of 2.17%, and a term of 9.92 years.
As of March 31, 2012, the fair value of the 21,606 Lion Warrants was estimated to be $13,668 and was recorded as a liability in the accompanying condensed consolidated balance sheet.
SOF Warrants
As a result of the change in exercise price for the Lion Warrants on March 31, 2012, the exercise price of the SOF Warrant was changed to $2.148 per share. As of March 31, 2012, the value of the SOF Warrant was estimated to be $98 and was recorded in the accompanying condensed consolidated balance sheet. The calculation as of March 31, 2012 was based on a contractual remaining term of 1.7 years, exercise price of $2.148, interest rate of 0.31%, volatility of 74.75% and no dividends.

The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2012	22,606	$1.05	6.0
Issued (1)	43,212	0.88	9.9
Forfeited (1)	(43,212)	1.00	—
Expired	—	—	—
Outstanding - March 31, 2012	22,606	$0.81	9.5

Fair value - March 31, 2012	$13,766

(1) Issued and forfeited warrants represents repriced shares.
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
The Company had common stock under various options, warrants and other agreements at March 31, 2012 and 2011. The weighted average effects of 56,566 and 111,073 shares at March 31, 2012 and 2011, respectively, were excluded from the calculations of net loss per share for the three months ended March 31, 2012 and 2011, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of March 31, 2012 and 2011 are as follows:

	2012	2011
SOF Warrants	1,000	1,000
Lion Warrants	21,606	16,760
Stock issuance to Investors on April 26, 2011	—	15,800
Purchase Option - Investors	—	27,400
Lion Warrant - Issued April 26, 2011	—	3,200
Shares issuable to Mr. Charney based on market conditions (1)	20,416	38,000
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	7,500	—
Purchase Option - Mr. Charney	—	2,334
Employee Options & Restricted Shares	3,932	4,467
	56,566	111,073

(1) Included Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement
(2) Pursuant to the March 24, 2011 conversion of debt to equity
(3) Pursuance to his employment agreement commencing April 1, 2012
The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.
Note 12. Share-Based Compensation

Plans Description
2007 Plan
On December 12, 2007, the Company's stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allowed the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The 2007 Plan provides for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $75, at the beginning of each year of Board service. As of March 31, 2012, there were approximately 1,030 shares available for future grants under the 2007 Plan.

2011 Plan
On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting, of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of March 31, 2012, there were approximately 8,655 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding under the 2007 and 2011 Plans (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2012	3,186	1.45	2.7
Granted	376	0.75
Vested	(209)	0.77
Forfeited	(121)	1.07
Non-vested - March 31, 2012	3,232	$1.42	1.9

Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of four to five years of continued service by the employee in equal annual installments. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	950	$1.06	9.5
Granted	—	—	—
Forfeited	—	—	—
Expired	(250)	1.75	—
Outstanding - March 31, 2012	700	$0.82	9.5
Vested (exercisable) - March 31, 2012	175	$0.82	9.5	$—
Non-vested (exercisable) - March 31, 2012	525	$0.82	9.5	$—

Share-Based Compensation Expense
During the three months ended March 31, 2012 and 2011, the Company recorded share-based compensation expense of $1,842 and $871, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of March 31, 2012 unrecorded compensation cost related to non-vested awards was $10,143, which is expected to be recognized through 2015.
CEO Anti-Dilution Rights - Included in the share-based compensation expense and unrecorded compensation cost discussed above, were $1,247 and $5,783, respectively, associated with Mr. Charney's certain anti-dilution rights.

Non-Employee Directors
On April 1, 2012, the Company issued a quarterly stock grant to each non-employee director of approximately 12 shares of common stock, based upon the closing price of $0.82 per share. In addition, Messrs. Danzinger and Igelman each received an additional 23 shares for services performed during the second half of 2011. The share-based compensation is reflected in operating expenses in the accompanying condensed consolidated statements of operations.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $18,788 and $19,355 for the three months ended March 31, 2012 and 2011, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of March 31, 2012 and December 31, 2011 for state sales tax contingencies.
Advertising
At March 31, 2012 and December 31, 2011, the Company had approximately $3,221 and $4,378, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines during the remainder of 2012.
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
Due to the unusual and infrequent circumstances of these claims, the Company is administering and preparing to litigate the claims outside of its workers' compensation program. The Company has evaluated the expected ultimate settlement of these claims separately from the other claims under its workers' compensation program and accrued $520, and $646 for the estimated exposure, which is included in accrued expenses as of March 31, 2012, and December 31, 2011, respectively, in the accompanying condensed consolidated balance sheets (see Note 5).

Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.89% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of March 31, 2012 the undiscounted liability amount was $14,617. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of March 31, 2012 and December 31, 2011, the Company had issued standby letters of credit in the amounts of $6,478 and $5,492, respectively, with three insurance companies being the beneficiaries, through a bank. At March 31, 2012, the Company recorded a total reserve of $14,246, of which $3,609 is included in accrued expenses and $10,637 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2011, the Company recorded a total reserve of $14,189, of which $3,598 is included in accrued expenses and $10,591 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses, which are probable and reasonably estimable. In addition to the above workers' compensation liabilities, at March 31, 2012 and December 31, 2011, the Company also recorded an accrual of $520 and $646, respectively, for the estimated liability associated with the ICE inspection (see Note 13).

The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At March 31, 2012 and December 31, 2011, the Company's total reserve of $1,677 and $1,720, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 141 retail stores operating in the United States, as of March 31, 2012. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of March 31, 2012, the retail operations in the Canada segment were comprised of 37 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of March 31, 2012, the retail operations in the International segment were comprised of 71 retail stores operating in 18 countries outside of the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
The Company's management evaluates performance based on a number of factors; however, the primary measures of performance are net sales and income or loss from operations of each business segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense, and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation, and various other corporate level expenses.

The following table represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended March 31, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$33,920	$—	$2,855	$2,222	$38,997
Retail net sales	—	42,609	9,920	28,703	81,232
Online consumer net sales	7,415	—	563	4,453	12,431
Total net sales to external customers	41,335	42,609	13,338	35,378	132,660
Gross profit	11,758	28,288	7,068	22,942	70,056
Income (loss) from operations	6,526	(3,104)	(2,714)	597	1,305
Depreciation and amortization	1,738	2,645	339	1,130	5,852
Capital expenditures	1,093	1,444	512	641	3,690
Deferred rent expense (benefit)	49	117	(48)	(126)	(8)

	Three Months Ended March 31, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$29,116	$—	$2,416	$1,868	$33,400
Retail net sales	—	37,020	9,720	25,961	72,701
Online consumer net sales	5,534	—	493	3,939	9,966
Net sales to external customers	34,650	37,020	12,629	31,768	116,067
Gross profit	11,088	24,739	7,956	19,855	63,638
(Loss) income from operations	6,443	(4,995)	(880)	(1,622)	(1,054)
Depreciation and amortization	2,167	2,696	433	1,338	6,634
Capital expenditures	1,008	1,034	79	410	2,531
Retail store impairment charges	—	110	2	538	650
Deferred rent expense (benefits)	78	(920)	(22)	(126)	(990)

Reconciliation of reportable segments combined income (loss) from operations for the three months ended March 31, 2012 and 2011 to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
Consolidated income (loss) from operations of reportable segments	$1,305	$(1,054)
Unallocated corporate expenses	(11,100)	(12,037)
Interest expense	(9,553)	(7,131)
Foreign currency transaction gain	950	811
Unrealized (loss) gain on change in fair value of warrant	(651)	2,100
Gain (loss) on extinguishment of debt	11,588	(3,114)
Other (expense) income	(128)	36
Consolidated loss before income taxes	$(7,589)	$(20,389)

Net sales by geographic location of customer for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
United States	$83,944	$71,670
Canada	13,338	12,629
Europe (excluding United Kingdom)	14,767	14,702
United Kingdom	9,274	7,773
South Korea	1,961	2,049
Japan	3,960	2,478
Australia	2,959	2,513
Other foreign countries	2,457	2,253
Total consolidated net sales	$132,660	$116,067

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles) (the “Nelson Action”) wherein she alleged she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. American Apparel subsequently filed counterclaims against Ms. Nelson in arbitration for disparagement and other related claims. On January 13, 2012, the parties entered into a written settlement agreement whereby the parties agreed to dismiss their respective claims against each other (the “Settlement Agreement”). The Settlement Agreement also provides that neither party shall pay any money to the other party. The Settlement Agreement effectively concludes this matter.
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
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of the Company's employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of March 31, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon its financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of March 31, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than its estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to timely provide final paychecks upon separation.  Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the Superior Court of the State of California for the County of San Diego, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit.   This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure, which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
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
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California for the County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants.
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
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17,

2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of the Company's officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, defendants filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. Plaintiff filed an amended complaint on February 27, 2012. The Company moved to dismiss the amended complaint on March 30, 2012. A hearing on the motion is set for May 21, 2012. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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
On May 9, and May 16, 2011,  the Company received subpoenas from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric David Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, the Company's policies with respect to and accounting of foreign currency transactions and transfer pricing.  The Company fully cooperated with these subpoenas. On January 9, 2012, the Los Angeles Regional Office of the SEC notified American Apparel that its “investigation has been completed as to American Apparel, Inc.,” and that it did “not intend to recommend any enforcement action by the Commission.” On February 24, 2012, the Company settled the claim with Eric David Lloyd for $10 for legal costs incurred in the process.
On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). In March 2012, the court ordered this case into arbitration. In April 2012, plaintiff filed a Notice of Appeal, appealing the court's March 2012 order compelling her suit into arbitration. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Superior Court of the State of California for the County of Los Angeles, Case No. BC457920 ( the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable.  On July 28, 2011, the court ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of the New York Suit and Los Angeles Suit, subject to a deductible and a reservation of rights.

On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Superior Court of the State of California for the County of Los Angeles, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs.  The Court has ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of this suit, subject to a deductible and a reservation of rights.
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

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of March 31, 2012, we operated a total of 249 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
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
The following sets forth the change in retail store count during the three months ended March 31, 2012 and 2011.

	U.S. Retail	Canada	International	Total
Three Months Ended March 31, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	2	2
Closed	(2)	—	—	(2)
Open at March 31, 2012	141	37	71	249

Three Months Ended March 31, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(9)	(2)	(4)	(15)
Open at March 31, 2011	148	38	72	258

Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail stores, for the three months ended March 31, 2012, and 2011, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	Three Months Ended March 31,
	2012	2011
Comparable store sales	16%	(5)%
Number of stores in comparison (1)	243	248
(1) Comparable store sales results include the impact of online store sales.
Executive Summary

Results of Operations
Net sales for the three months ended March 31, 2012 increased $16.6 million, or 14.3%, to $132.7 million from $116.1 million reported for the three months ended March 31, 2011 due primarily to higher sales across all of our segments.
Net sales at our U.S. Wholesale segment increased by $6.7 million, or 19.3%, due to the launch of a new wholesale catalog and focused effort on expanding our wholesale customer base, specifically, to imprintable wholesale customers. We also added new products to our wholesale offering that attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Online consumer net sales increased primarily as a result of functional improvements to our website and fulfillment process, and as well as a targeted online advertising and promotion effort.
Net sales at our U.S. Retail, Canada and International segments increased by $9.9 million, or 12.2%, due to strong performance across categories, particularly women's fashion and accessories, as well as better inventory composition and promotional strategy for key volume drivers.
Gross margin for the three months ended March 31, 2012 was 52.8% compared to 54.8% for the three months ended March 31, 2011. The decrease in gross margin was mainly due to the increase of cost of goods sold due to lower production volume and the resulting higher overhead costs for each unit sold. The increase was partially offset by lower yarn costs compared to sharply rising raw material prices during the first half of 2011.
Operating expenses, which include all selling, general and administrative costs, and retail store impairment charges, decreased as a percentage of sales, from 66.1% to 60.2%. Operating expenses were $79.9 million as compared to $76.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to a reduction in corporate overhead expenses and the fixed cost leverage as a result of increased sales.
Loss from operations was $9.8 million for the three months ended March 31, 2012 as compared with a loss from operations of $13.1 million for the three months ended March 31, 2011.
Net loss for the three months ended March 31, 2012 was $7.9 million as compared with a net loss of $20.7 million for the three months ended March 31, 2011. The improvement is due primarily to higher net sales across all our segments, partially offset by higher cost of sales as discussed above. In addition, for the three months ended March 31, 2012, we recognized a gain on extinguishment of debt of $11.6 million compared to a loss on extinguishment of debt of $3.1 million for the comparable period in 2011.

Liquidity Trends
As of March 31, 2012, we had approximately $7.3 million in cash and $6.8 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had $35.8 million outstanding on a $50.0 million revolving credit facility under the Crystal Credit Agreement, $30.0 million of term loan outstanding under the Crystal Credit Agreement, $5.3 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $88.3 million of term loans outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million.
The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of our U.S. assets, and equity interests in certain of our foreign subsidiaries. Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility, as well as an early termination fee if prepaid within the first two years.
In connection with the financing from Crystal, we also entered into an amendment to the Lion Credit Agreement to, among other things: (i) consent to the Crystal Credit Agreement, (ii) fix the maturity date at December 31, 2015, and (iii) modify certain financial covenants, including covenants related to minimum quarterly EBITDA and capital expenditures. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for a minimum of 5% of each interest payment on the outstanding principal in cash commencing on September 1, 2012.
Proceeds from the Crystal Credit Agreement were used to repay our existing BofA Credit Facility, fees and expenses related to the transaction and for general working capital purposes. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.
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
We are in the process of executing a plan, which we commenced in 2010, to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; web platform refinement; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; store renovation; and improving merchandise allocation procedures. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$41,335	31.2%	$34,650	29.9%
U.S. Retail	42,609	32.1%	37,020	31.9%
Canada	13,338	10.1%	12,629	10.9%
International	35,378	26.7%	31,768	27.4%
Total net sales	132,660	100.0%	116,067	100.0%
Cost of sales	62,604	47.2%	52,429	45.2%
Gross profit	70,056	52.8%	63,638	54.8%

Selling expenses	54,929	41.4%	49,975	43.1%
General and administrative expenses	24,922	18.8%	26,104	22.5%
Retail store impairment charges	—	—%	650	0.6%
Loss from operations	(9,795)	(7.4)%	(13,091)	(11.3)%

Interest expense	9,553	7.2%	7,131	6.1%
Foreign currency transaction gain	(950)	(0.7)%	(811)	(0.7)%
Unrealized loss (gain) on change in fair value of warrants	651	0.5%	(2,100)	(1.8)%
(Gain) loss on extinguishment of debt	(11,588)	(8.7)%	3,114	2.7%
Other expense (income)	128	0.1%	(36)	—%
Loss before income tax	(7,589)	(5.7)%	(20,389)	(17.6)%
Income tax provision	302	0.2%	356	0.3%
Net loss	$(7,891)	(5.9)%	$(20,745)	(17.9)%

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $6.7 million, or 19.3%, to $41.3 million for the three months ended March 31, 2012 as compared to $34.7 million for the three months ended March 31, 2011. Wholesale net sales, excluding online consumer net sales, increased $4.8 million, or 16.5%, to $33.9 million for the three months ended March 31, 2012 as compared to $29.1 million for the three months ended March 31, 2011, primarily due to the launch of a new wholesale catalog and focused effort on expanding our wholesale customer base, specifically, to third party screen printers. We also added new products to our wholesale offering that attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $1.9 million, or 34.5%, to $7.4 million for the three months ended March 31, 2012 as compared to $5.5 million for the three months ended March 31, 2011, primarily as a result of functional improvements to our website and fulfillment process, and as well as targeted online advertising, and promotion efforts.
U.S. Retail: Net sales for the U.S. Retail segment increased $5.6 million, or 15.1%, to $42.6 million for the three months ended March 31, 2012 as compared to $37.0 million for the three months ended March 31, 2011. Net sales increased due to strong performance across categories, particularly women's fashion and accessories, as well as better inventory composition, and promotional strategy for key volume drivers.
Comparable store sales for the three months ended March 31, 2012 increased by $5.8 million, or 17% while warehouse sales contributed an incremental $1.4 million increase from 2011 to 2012. The sales increase was partially offset by a $1.4 million sales decrease as a result of a reduction in the number of stores in operations from 148 at March 31, 2011 to 141 stores at March 31, 2012.

Canada: Total net sales for the Canada segment increased $0.7 million, or 5.6%, to $13.3 million for the three months ended March 31, 2012 as compared to $12.6 million for the three months ended March 31, 2011 as a result of improved performance across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $13.6 million, or $1.0 million higher when compared to the same period last year.
Retail sales increased by $0.2 million or 2.1%, to $9.9 million for the three months ended March 31, 2012 as compared to $9.7 million for the three months ended March 31, 2011 due primarily to $0.3 million, or 3%, increase in comparable store sales. Since March 31, 2011, the number of retail stores in the Canada segment in operation decreased from 38 to 37. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $10.1 million, or 3.7% higher when compared to the same period last year.

Wholesale net sales increased $0.5 million, or 20.8% to $2.9 million for the three months ended March 31, 2012 as compared to $2.4 million for the three months ended March 31, 2011. The increase in net sales is due to streamlined staffing and operations. Additionally, the segment benefited from the improving economy. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $2.9 million, or 20.1% higher when compared to the same period last year.

Online consumer net sales for the three months ended March 31, 2012 were $0.6 million as compared to $0.5 million for the three months ended March 31, 2011. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $3.6 million, or 11.4%, to $35.4 million for the three months ended March 31, 2012 as compared to $31.8 million for the three months ended March 31, 2011. The increase is due to higher sales across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $36.0 million, or $4.2 million higher when compared to the same period last year.
Retail net sales increased $2.7 million, or 10.6%, to $28.7 million for the three months ended March 31, 2012 as compared to $26.0 million for the three months ended March 31, 2011. The change is mainly attributed to the increased sales in the U.K., Japan, Australia and China. Comparable store sales for the three months ended March 31, 2012 increased by $3.6 million, or 15% as compared to the three months ended March 31, 2011. Since March 31, 2011, the number retail stores in the International segment decreased from 72 to 71. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $29.2 million, or 12.4% higher when compared to the same period last year.
Wholesale net sales increased $0.3 million, or 19.0%, to $2.2 million for the three months ended March 31, 2012 as compared to $1.9 million for the three months ended March 31, 2011. The growth in wholesale is largely attributable to a new customer in the U.K. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $2.3 million, or 22.8% higher when compared to the same period last year.
Online consumer net sales increased $0.6 million, or 13.0% to $4.5 million for the three months ended March 31, 2012 as compared to $3.9 million for the three months ended March 31, 2011. Foreign currency effects were minimal.
Cost of sales: Cost of goods sold as a percentage of net sales was 47.2% and 45.2% for the three months ended March 31, 2012 and 2011, respectively. The increase of cost of goods sold as a percentage of sales was primarily due to lower production volume and the resulting higher overhead costs for each unit sold. This was partially offset by lower yarn costs compared to sharply rising raw material prices during the first half of 2011.
Selling expenses: Selling expenses increased $5.0 million, or 9.9%, to $54.9 million for the three months ended March 31, 2012 as compared to $50.0 million for the three months ended March 31, 2011. As a percentage of sales, selling expenses decreased to 41.4% in the three months ended March 31, 2012 from 43.1% in the three months ended March 31, 2011. The increase in selling expenses was due to $2.5 million in higher salaries, wages and benefits, and increased spending on advertising, and marketing of $1.8 million.
General and administrative expenses: General and administrative expenses decreased $1.2 million to $24.9 million for the three months ended March 31, 2012 as compared to $26.1 million for the three months ended March 31, 2011. As a percentage of sales, general and administrative expenses decreased to 18.8% during the three months ended March 31, 2012 from 22.5% during the three months ended March 31, 2011. The decrease in general and administrative expenses was primarily due to a $2.5 million reduction in professional fees (primarily accounting related fees), offset by $0.8 million in higher share-based compensation.

Retail store impairment charges: For the three months ended March 31, 2012, we evaluated our retail stores for impairment indicators and determined that no additional impairment charges were required for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recorded impairment charges relating to retail store leasehold improvements of $0.7 million.
Interest expense: Interest expense increased $2.5 million to $9.6 million for the three months ended March 31, 2012 from $7.1 million for the three months ended March 31, 2011, primarily due to higher average balance of debt outstanding. Interest rates on our various debt facilities and capital leases ranged from 5.0% to 18.0% for the three months ended March 31, 2012 and 4.8% to 18.0% for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 primarily consisted of amortization of debt discount and deferred financing cost of approximately $2.9 million and interest on the Lion Credit Agreement of approximately $5.2 million. Interest paid in cash was $1.4 million.
Foreign currency transaction gain: For the three months ended March 31, 2012, foreign currency transaction gain totaled $1.0 million as compared to a gain of $0.8 million for the three months ended March 31, 2011. The change related to higher valuation of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized loss (gain) on change in fair value of warrants: We recorded a $0.7 million loss and a $2.1 million gain in the fair value of warrants for the three months ended March 31, 2012 and the three months ended March 31, 2011, respectively.
(Gain) loss on extinguishment of debt: During the three months ended March 31, 2012, we recorded a gain on extinguishment of debt relating to the amendment to the Lion Credit Agreement terms of approximately $11.6 million. During the three months ended March 31, 2011, we recorded a loss on extinguishment of debt pertaining to the amendment to the Lion Credit Agreement terms of approximately $3.1 million. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: Income tax provision was $0.3 million for the three months ended March 31, 2012 as compared to $0.4 million for the three months ended March 31, 2011. The Company incurred a loss from operations on a consolidated basis for the three months ended March 31, 2012. However, some of the Company's foreign domiciled subsidiaries incurred income from operations and will be taxable on a stand-alone reporting basis in their respective jurisdictions. As a result, the Company recorded a provision for income tax expense for the three months ended March 31, 2012 and there were no charges or benefits associated with previously established valuation allowances.

Liquidity and Capital Resources
As of March 31, 2012, we had approximately $7.3 million in cash and $6.8 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had (i) $35.8 million outstanding on a $50,000 revolving credit facility under the Crystal Credit Agreement, (ii) $30.0 million of term loan outstanding under the Crystal Credit Agreement, (iii) $5.3 million outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $88.3 million, net of discount of $33.9 million and including paid-in-kind interest of $1.0 million of term loan outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with the Crystal Credit Agreement, a $80.0 million senior secured credit facility with Crystal and other lenders. The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million and matures on March13, 2015. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period from April 13, 2012 through September 1, 2012.
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
We also in the past have funded liquidity needs with related party loans from our CEO, all of which were canceled in exchange for shares of common stock in March 2011, and cash investments by our CEO.
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
Cash Flow Overview

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(8,646)	$(6,414)
Investing activities	(10,458)	(2,510)
Financing activities	15,808	7,490
Effect of foreign exchange rate on cash	305	(8)
Net decrease in cash	$(2,991)	$(1,442)
Three Months Ended March 31, 2012
Cash used in operating activities was $8.6 million. This was a result of net losses of $7.9 million and an increase in working capital requirements of $4.9 million, offset by non-cash expenses of $4.2 million. Non-cash expenses primarily include depreciation, amortization, loss on disposal of property and equipment, foreign currency exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, gain on extinguishment of debt, accrued interest-in-kind, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. The increase in cash used for working capital is primarily due to a decrease in accrued expenses and other liabilities of $7.0 million, increase in other long-term assets of $0.6 million, and increase in prepaid and other current assets of $1.7 million; partially offset by an increase in accounts payable of $2.3 million, decrease in trade receivables of $1.1 million, and decrease in income taxes receivable/payable of $1.0 million.

Cash used in investing activities was $10.5 million. This consisted primarily of $6.8 million in restricted cash used as collateral to secure our standby letters of credit associated with the worker's compensation self-insurance policy and other liabilities. In addition, capital expenditures during the quarter was $3.7 million. Net investments in property and equipment in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Net investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $15.8 million. This consisted primarily of proceeds from borrowings of $35.8 million under the new revolving credit facility and $30.0 million for a term loan, both under the Crystal Credit Agreement, partially offset by the repayment of the previous revolving credit facility for $45.1 million with Bank of America. Borrowings are primarily used to fund our operating and working capital needs.
Three Months Ended March 31, 2011
Cash used in operating activities was $6.4 million. This was a result of net losses of $20.7 million, offset by non-cash expenses of $14.3 million. Non-cash expenses primarily include depreciation, amortization, loss on disposal of property and equipment, foreign currency exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash used for working capital due to a decrease in trade receivables of $0.3 million, increases in inventory of $12.7 million, decreases in prepaid expenses and other current assets of $1.7 million, a decrease in other long-term assets of $0.6 million, an increase in accounts payable, and accrued expenses, and other liabilities of $11.8 million, and an increase in income taxes receivable of $1.6 million. The increase in our inventory balances was driven, in part, by our newly adopted production planning and scheduling methodology, which calls for maintaining of normal production levels throughout the year, regardless of seasonality in demand. This approach allows us to have efficient inventory levels in stock and to be well positioned in anticipation of key selling seasons. Inventory also increased due to the effect of a historically high cost of yarn and related increase in fabric costs. The increase in accounts payable was as a result of cash management activities.

Cash used in investing activities was $2.5 million. This consisted of increased net investment in property and equipment of $1.0 million for the U.S. Wholesale segment, $1.0 million for the U.S. Retail segment, $0.1 million for the Canada segment, and $0.4 million for the International segment. We did not open any new stores in the first quarter of 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $7.5 million. This consisted primarily from proceeds of $2.0 million from sale of common stock to Mr. Charney, borrowings of $5.4 million under our revolving credit facilities, and $3.1 million in proceeds from a sale lease back financing transaction for manufacturing equipment. Borrowings were primarily used to fund our operating loss and working capital needs as described above.
Debt Agreements and Other Capital Resources
Revolving Credit Facilities
Crystal Credit Facility - On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and other lenders and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80 million to be allocated between an asset-based revolving credit facility of $50 million and term loan of $30 million. The Crystal Credit Agreement matures on March 13, 2015. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal and are collateralized by substantially all of our U.S. assets, and equity interests in certain of our foreign subsidiaries. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. Interest under the agreement is at the 90-day LIBOR plus 9.0%, and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility. The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced of (a) 3.00% if such payment or reduction occurs in the first year, (b) 2.00% if such payment or reduction occurs in the second year, and (c) 0.00% thereafter. Our available borrowing capacity at March 31, 2012 was $4.9 million.

In connection with the financing from Crystal, we also entered into an amendment to the Lion Credit Agreement to, among other things: (i) consent to the Crystal Credit Agreement, (ii) fix the maturity date at December 31, 2015, and (iii) modify certain financial covenants, including covenants related to minimum quarterly EBITDA and capital expenditures. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for a minimum of 5% of each interest payment on the outstanding principal in cash starting on September 1, 2012.
Proceeds from the Crystal Credit Agreement were used to repay our existing BofA Credit Facility, fees and expenses related to the transaction, and for general working capital purposes. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Bank of Montreal Credit Facility - We also have a revolving credit facility (the “Bank of Montreal Credit Agreement”) of C$11.0 million from Bank of Montreal (BOM). The revolving credit facility is secured by liens on personal property on all present and future movable property of our Canadian operations. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by BOM. Interest under the agreement is at the bank’s prime rate (3.0% at March 31, 2012) plus 4.0%. The credit facility matures on December 30, 2012, and our available borrowing capacity at March 31, 2012 was $1.9 million. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
The Bank of Montreal Credit Agreement matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all.
Lion Credit Agreement
Term Loan - We have a loan agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively) that provided us with term loans in an aggregate principal amount equal to $80.0 million. The term loan under the Lion Credit Agreement matures on December 31, 2015 and bear interest at a rate of 18% per annum, payable quarterly in arrears. As of March 31, 2012, we had outstanding approximately $88.3 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion.
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, we entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended. In addition, the amendment to the Lion Credit Agreement modifies the Lion Credit Agreement to provide for interest at a rate of 5.0% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in-kind or in cash at our option).
The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations, and warranties, events of default, affirmative covenants, negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures, and the ability of us to incur additional debt and liens), and other financial covenants. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty. See Financial Covenants below and Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Lion Warrants - In connection with the Lion Credit Agreement, we issued warrants ("Lion Warrants") to Lion, which may be exercised by Lion by (1) paying the exercise price in cash, (2) pursuant to a “cashless exercise” of the warrant, or (3) by a combination of the two methods. On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, we entered into an amendment to the Lion Credit Agreement, which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA ratio, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company's stockholders. As of March 31, 2012, we did not meet the EBITDA requirement and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share.
As of March 31, 2012, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. The estimated fair value of $13,668 at March 31, 2012 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.

The Lion Warrants also contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. See Note 11, Stockholders' Equity to our condensed consolidated financial statements under Part I, Item 1.
SOF Warrants - In connection with the Ninth Amendment with SOF Investments, L.P. ("SOF") to extend the maturity date of our credit agreement with SOF from January 18, 2009 to April 20, 2009, we issued warrants ("SOF Warrants") to SOF, to purchase 1,000 shares of our common stock. These warrants expire on December 19, 2013. The exercise price of the SOF Warrants at the time of issuance was $3.00 per share and is subject to adjustment under certain circumstances. As a result of the issuance of warrants to Lion in February and April 2011, and the sale of common stock to the Investors in April and July 2011, the exercise price of the SOF Warrant was reduced to $2.139 per share. As a result of the change in exercise price for the Lion Warrants on March 31, 2012, the exercise price of the SOF Warrant was changed to $2.148 per share. As of March 31, 2012, the estimated fair value of $98 thousand is recorded as a current liability in our condensed consolidated balance sheets. See Note 11, Stockholders' Equity to our consolidated financial statements under Part I, Item 1.

Summary of Debt
The following is an overview of our total debt as of March 31, 2012 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2012	Covenant Violations
Revolving credit facility	Crystal Financial LLC	90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	$35,785	No
Term loan from private investment firm	Crystal Financial LLC	90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	30,000	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	5,261	No
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	18.0%	88,310	No
Other			432	N/A
Capital lease obligations	23 individual leases ranging between $1-$511	From 5.0% to 18.0%	2,635	N/A
Cash overdraft			2,035	N/A
Total debt including cash overdraft			$164,458

Financial Covenants

Our credit agreements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayment of indebtedness or amendments of debt instruments, pay distributions, create liens on assets, and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Significant covenants are summarized below.

Lion Credit Agreement - Significant covenants in the Lion Credit Agreement include an annual limitation of our capital expenditures to $27.5 million for fiscal 2012, as well as minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter. Our total actual capital expenditures for the three months ended March 31, 2012 were $3.7 million. As of March 31, 2012, we were in compliance with the required financial covenants of the Lion Credit Agreement. See Note 7, Long-Term Debt to our condensed consolidated financial statements in Part I, Item 1.

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

During March 2012, our excess availability was below the minimum amount and, as a result, we were required to maintain the fixed charge coverage ratio. As of March 31, 2012, we were in compliance with the required financial covenants of the Crystal Credit Agreement.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases, which would lead to payments under such leases totaling more than C$8,500 in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility.

As of March 31, 2012, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement.

Each of the credit agreements with Lion Capital, Crystal and Bank of Montreal contain cross-default provisions, whereby an event of default occurring under any of the other credit agreements would cause an event of default.
Future Capital Requirements
On March 13, 2012, we refinanced our senior credit facility, which extended the maturity of the loan from July 2012 to March 2015. In addition, we entered into an amendment to extend the maturity of the Lion Credit Agreement from December 2013 to December 2015. As a result of these financing transactions, we believe that we have sufficient financing commitments to meet our funding requirements for the next twelve months.
Our C$11.0 million credit agreement with Bank of Montreal matures in December 2012. While we intend to negotiate a renewal or extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, distribution centers and corporate office. These leases frequently include options, which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we will to negotiate leases renewals as the leases approach expiration.
Issued and outstanding letters of credit were $6.5 million at March 31, 2012, and were related primarily to workers’ compensation insurance, and rent deposits. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
Seasonality
We experience seasonality in our operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of the wholesale and retail channels. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.
Critical Accounting Estimates and Policies
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011, we consider our most critical accounting estimates and policies to include:

•	revenue recognition;

•	inventory valuation, obsolescence;

•	fair value calculations, including derivative liabilities such as the Lion warrants;

•	valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	accruals for the outcome of current litigation; and

•	self-insurance liabilities.
In general, estimates are based on historical experience, on information from third party professionals and on various other sources, and assumptions that are believed to be reasonable under the facts, and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different, and/or future circumstances. Our management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our consolidated results of operations or financial condition.

Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase through the first quarter of 2011. During the first quarter of 2012, we experienced lower quoted cost of yarn as opposed to sharply rising cost that took place during the first half of 2011. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although, we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. Further, in response to increases in our raw material costs we have implemented price increases of certain products across all Business Segments. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at March 31, 2012, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $59 per month. We determined these amounts based on approximately $71,045 of variable rate borrowings at March 31, 2012. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 36.7% of our net sales for the three months ended March 31, 2012 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting as of December 31, 2011 (described below), which has not been fully remediated as of March 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of March 31, 2012, the following material weakness existed:

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

(b) Remediation Activities

During 2012, the Company continued to take measures to remediate the remaining material weakness, described as follows:

Material weakness related to financial close and reporting process.

We identified and implemented additional internal controls to strengthen account analyses related to inventory costing. We transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. We fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. We enhanced our workforce management system which will enable us to more accurately track direct labor to specific production runs and analyze labor variances specific to our styles. That workforce management system was fully deployed to production process at the end of the first quarter of 2012. During the first quarter of 2012 we also hired additional experienced cost accounting resources. We are continuing the process of reviewing all internal controls related to cost accounting and established procedures for cost data validation and enhanced historical cost reporting. We substantially improved the procedures related to analysis of inventory reserve accounts. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and fully remediate this material weakness.

(c) Changes in ICFR

As noted in section (b) above, at the end of the quarter ended March 31, 2012, we fully deployed a new workforce management system to cover substantially all of the sewing direct labor data capture at our main manufacturing facility in Los Angeles. Other than that noted change, there has been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2012, the Company's management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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
On or about September 19, 2005, Ms. Mary Nelson, an independent contractor in the sales department at American Apparel, commenced a lawsuit (Mary Nelson v. American Apparel, Inc., et al., Case No. BC333028 filed in Superior Court of the State of California for the County of Los Angeles) (the “Nelson Action”) wherein she alleged she was wrongfully terminated, was subjected to harassment and discrimination based upon her gender and other claims related to her tenure at American Apparel. American Apparel subsequently filed counterclaims against Ms. Nelson in arbitration for disparagement and other related claims. On January 13, 2012, the parties entered into a written settlement agreement whereby the parties agreed to dismiss their respective claims against each other (the “Settlement Agreement”). The Settlement Agreement also provides that neither party shall pay any money to the other party. The Settlement Agreement effectively concludes this matter.
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
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of March 31, 2012.  We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of March 31, 2012. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On or about December 2, 2010, Emilie Truong, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation.  Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.
On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the Superior Court of the State of California for the County of San Diego, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.
On or about September 9, 2011, Anthony Heupel, a former retail employee initiated arbitration proceedings on behalf of putative classes of current and former non-exempt California employees, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages in an amount in excess of $3,600, as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.
Two shareholder derivative lawsuits, entitled Nikolai Grigoriev v. Dov Charney, et al., Case No. CV106576 GAF (JCx) (the “Grigoriev Action”) and Andrew Smukler v. Dov Charney, et al., Case No. CV107518 RSWL (FFMx) (the “Smukler Action”), were filed in the United States District Court for the Central District of California on September 2, 2010 and October 7, 2010, respectively, and four shareholder derivative lawsuits, entitled John L. Smith v. Dov Charney, et al., Case No. BC 443763 (the "Smith Action"), Lisa Kim v. Dov Charney, et al., Case No. BC 443902 (the "Kim Action"), Teresa Lankford v. Dov Charney, et al., Case No. BC 445094 (the "Lankford Action"), and Wesley Norris v. Dov Charney, et al., Case No. BC 447890 (the "Norris Action") were filed in the Superior Court of the State of California for the County of Los Angeles on August 16, 2010, September 3, 2010, September 7, 2010, and October 21, 2010, respectively, by persons identifying themselves as American

Apparel shareholders and purporting to act on behalf of American Apparel, naming American Apparel as a nominal defendant and certain current and former officers, directors, and executives of the Company as defendants.
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
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased the our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, we filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. Plaintiff filed an amended complaint on February 27, 2012. We moved to dismiss the amended complaint on March 30, 2012. A hearing on the motion is set for May 21, 2012. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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
On May 9, and May 16, 2011,  we received subpoenas from the United States Attorney's Office for the Central District of California and the SEC, respectively, for documents relating to a complaint filed by Eric David Lloyd, a former employee, with the Occupational Safety & Health Administration in November 2010 that contains allegations regarding, inter alia, our policies with respect to and accounting of foreign currency transactions and transfer pricing.  We fully cooperated with these subpoenas. On January 9, 2012, the Los Angeles Regional Office of the SEC notified American Apparel that its “investigation has been completed as to American Apparel, Inc.,” and that it did “not intend to recommend any enforcement action by the Commission.” On February 24, 2012, we settled the claim with Eric David Lloyd for $10 for legal costs incurred in the process.
On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). In March 2012, the court ordered this case into arbitration. In April 2012, plaintiff filed a Notice of Appeal, appealing the court's March 2012 order compelling her suit into arbitration. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Superior Court of the State of California for the County of Los Angeles, Case No. BC457920 ( the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. The remaining plaintiffs seek only a declaratory judgment that the confidentiality and arbitration agreements they signed are unenforceable.  On July 28, 2011, the court ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of the New York Suit and Los Angeles Suit, subject to a deductible and a reservation of rights.
On April 27, 2011, three of the former employees filed suit against the Company, Dov Charney and a Company employee in the Superior Court of the State of California for the County of Los Angeles, Case No. BC460331, asserting claims for Impersonation through Internet or Electronic Means, Intentional Infliction of Emotional Distress, Defamation, Invasion of Privacy/False Light, and Invasion of Privacy/Appropriation of Likeness. Such action seeks monetary damages, injunctive relief and attorneys' fees and costs.  The Court has ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of this suit, subject to a deductible and a reservation of rights.
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
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks and uncertainties described in the "Special Note Regarding Forward-Looking Statements" under Part I of this report and our other filings with the SEC. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.
During the three months ended March 31, 2012, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 14, 2012) for the year ended December 31, 2011 for a list of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
3.1
Amended and Restated Certificate of Incorporation of American Apparel (included as Exhibit 3.1 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

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

4.1
Voting Agreement, dated as of March 13, 2012, between Dov Charney and Lion/Hollywood L.L.C (included as Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.2
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 12, 2011 (included as Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.3
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated July 7, 2011 (included as Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.4
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated April 26, 2011 (included as Exhibit 10.7 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.5
Amendment No. 2, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011 (included as Exhibit 10.8 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.6
Amendment No. 3, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 13, 2009 (included as Exhibit 10.9 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

10.1
Credit Agreement, dated as of March 13, 2012, among American Apparel, Inc., American Apparel (USA), LLC, the other Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

10.2
Intercreditor Agreement, dated as of March 13, 2012, among American Apparel, Inc. and certain of its Subsidiaries party thereto, Crystal Financial, LLC as first lien administrative agent and collateral agent and Wilmington Trust, N.A. as second lien administrative agent and collateral agent (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

10.3
Seventh Amendment to Credit Agreement, dated as of March 13, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

10.4
Employment Agreement, dated March 22, 2012, by and between Dov Charney and American Apparel, Inc (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed March 27, 2012 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (eXtensible Business Reporting Language). The following materials from American Apparel, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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
Date: May 15, 2012

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2012
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 15, 2012
John Luttrell