Form 10-Q
period 2012-06-30
AMERICAN APPAREL, INC
filed 2012-08-14
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The number of shares of the registrant's common stock issued and outstanding as of August 1, 2012 was approximately 109,827,752 and 106,162,962.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our ability to extend, renew or refinance our existing debt;

•	our liquidity, operating results and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.

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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our liquidity, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE MKT, LLC.;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas, and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	location of our facilities in the same geographic area;

•	our relationships with our lenders and our ability to comply with the terms of our existing debt facilities;

•
risks associated with our foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions, and currency exchange rate fluctuations;

•	adverse changes in our credit ratings and any related impact on financial costs and structure;

•
continued compliance with U.S. and foreign government regulations, legislation, and regulatory environments, including environmental, immigration, labor, and occupational health and safety laws and regulations;

•
the risk that information technology systems changes may disrupt our supply chain or operations and our ability to upgrade our information technology infrastructure, and other risks associated with the systems that operate our online retail operations;

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

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)

	June 30, 2012	December 31, 2011*
ASSETS
CURRENT ASSETS
Cash	$7,777	$10,293
Trade accounts receivable, net of allowances of $2,226 and $2,195 at June 30, 2012 and December 31, 2011, respectively	23,123	20,939
Prepaid expenses and other current assets	10,149	7,631
Inventories, net	180,944	185,764
Restricted cash	5,918	—
Income taxes receivable and prepaid income taxes	2,041	5,955
Deferred income taxes, net of valuation allowance of $12,003 at both June 30, 2012 and December 31, 2011	84	148
Total current assets	230,036	230,730
PROPERTY AND EQUIPMENT, net	63,893	67,438
DEFERRED INCOME TAXES, net of valuation allowance of $61,770 at both June 30, 2012 and December 31, 2011	1,500	1,529
OTHER ASSETS, net	31,291	25,024
TOTAL ASSETS	$326,720	$324,721
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,512	$1,921
Revolving credit facilities and current portion of long-term debt	74,848	50,375
Accounts payable	34,433	33,920
Accrued expenses and other current liabilities	37,578	43,725
Fair value of warrant liability	15,143	9,633
Income taxes payable	781	2,445
Deferred income tax liability, current	58	150
Current portion of capital lease obligations	1,046	1,181
Total current liabilities	166,399	143,350
LONG-TERM DEBT, net of unamortized discount of $31,945 and $20,183 at June 30, 2012 and December 31, 2011, respectively	96,051	97,142
CAPITAL LEASE OBLIGATIONS, net of current portion	1,288	1,726
DEFERRED TAX LIABILITY	98	96
DEFERRED RENT, net of current portion	21,731	22,231
OTHER LONG-TERM LIABILITIES	12,236	12,046
TOTAL LIABILITIES	297,803	276,591
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares;109,657 shares issued and 105,993 shares outstanding at June 30, 2012 and 108,870 shares issued and 105,588 shares outstanding at December 31, 2011	11	11
Additional paid-in capital	170,887	166,486
Accumulated other comprehensive loss	(3,807)	(3,356)
Accumulated deficit	(136,017)	(112,854)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	28,917	48,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,720	$324,721
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$149,462	$132,804	$282,122	$248,871
Cost of sales	70,426	60,378	133,030	112,807
Gross profit	79,036	72,426	149,092	136,064
Selling expenses	55,312	50,278	110,241	100,252
General and administrative expenses (including related party charges of $230 and $207 for the three months ended June 30, 2012 and 2011, respectively, and $551 and $451 for the six months ended June 30, 2012 and 2011, respectively)	24,304	26,370	49,226	52,474
Retail store impairment	129	1,002	129	1,652
Loss from operations	(709)	(5,224)	(10,504)	(18,314)
Interest expense	10,267	7,752	19,820	14,883
Foreign currency transaction loss (gain)	1,776	(263)	826	(1,074)
Unrealized loss (gain) on change in fair value of warrants and purchase rights	1,377	(13,000)	2,028	(15,100)
(Gain) loss on extinguishment of debt	—	—	(11,588)	3,114
Other expense (income)	24	(20)	152	(55)
(Loss) income before income taxes	(14,153)	307	(21,742)	(20,082)
Income tax provision	1,119	520	1,421	876
Net loss	$(15,272)	$(213)	$(23,163)	$(20,958)

Basic and diluted loss per share	$(0.14)	$—	$(0.22)	$(0.26)
Weighted average basic and diluted shares outstanding	105,924	89,111	105,810	81,668

Net loss (from above)	$(15,272)	$(213)	$(23,163)	$(20,958)
Other comprehensive (loss) income item:
Foreign currency translation, net of tax	(782)	211	(451)	1,414
Other comprehensive (loss) income, net of tax	(782)	211	(451)	1,414
Comprehensive loss	$(16,054)	$(2)	$(23,614)	$(19,544)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$280,131	$248,714
Cash paid to suppliers, employees and others	(285,400)	(252,752)
Income taxes refunded (paid)	808	(2,030)
Interest paid	(3,868)	(2,550)
Other	(133)	125
Net cash used in operating activities	(8,462)	(8,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,599)	(4,727)
Proceeds from sale of fixed assets	70	68
Restricted cash	(5,932)	—
Net cash used in investing activities	(13,461)	(4,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	591	(2,148)
Repayments of expired revolving credit facilities, net	(48,324)	(836)
Borrowings under current revolving credit facilities, net	42,878	—
Borrowings (repayments) of term loans and notes payable	29,994	(7)
Payment of debt issuance costs	(4,699)	(1,213)
Net proceeds from issuance of common stock and purchase rights	—	14,418
Proceeds from equipment lease financing	—	3,100
Repayment of capital lease obligations	(572)	(651)
Net cash provided by financing activities	19,868	12,663

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(461)	(286)

NET DECREASE IN CASH	(2,516)	(775)
CASH, beginning of period	10,293	7,656
CASH, end of period	$7,777	$6,881

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(23,163)	$(20,958)
Depreciation and amortization of property and equipment, and other assets	11,502	12,983
Retail store impairment charges	129	1,652
Loss on disposal of property and equipment	20	71
Share-based compensation expense	4,384	2,445
Unrealized loss (gain) on change in fair value of warrants and purchase rights	2,028	(15,100)
Amortization of debt discount and deferred financing costs	5,250	3,564
(Gain) loss on extinguishment of debt	(11,588)	3,114
Accrued interest paid-in-kind	10,702	8,781
Foreign currency transaction loss (gain)	826	(1,074)
Allowance for inventory shrinkage and obsolescence	(288)	(75)
Bad debt expense	23	343
Deferred income taxes	(58)	608
Deferred rent	(417)	(1,378)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(2,015)	(501)
Inventories	4,557	(12,294)
Prepaid expenses and other current assets	(2,917)	2,282
Other assets	(3,902)	(1,439)
Accounts payable	72	9,606
Accrued expenses and other liabilities	(5,828)	639
Income taxes receivable / payable	2,221	(1,762)
Net cash used in operating activities	$(8,462)	$(8,493)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$455	$375
Reclassification of Lion Warrant from equity to debt	—	11,339
Conversion of debt to equity	—	4,688
Issuance of warrants at fair value	—	5,036

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2012, the Company operated a total of 252 retail stores in 20 countries, including the United States, Canada and 18 other countries.

Liquidity and Management's Plan
As of June 30, 2012, the Company had approximately $7,777 in cash and $3,022 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had outstanding $38,867 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $5,924 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $95,700 (including paid-in-kind interest of $6,505 and net of discount $31,945) of term loans outstanding under the Lion Credit Agreement (as defined in Note 7).
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
The C$11,000 Bank of Montreal Credit Agreement matures in December 2012. While the Company intends to negotiate an extension of this credit agreement, it does not believe that this credit agreement represents a material component of the Company's current or future capital requirements.
The Company is in the process of executing a plan, which was commenced in late 2010, to improve its operating performance and financial position. This plan includes optimizing production levels at the Company's manufacturing facilities including raw material purchases and labor; streamlining the logistics operations; Web platform refinement; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; store renovations; and improving merchandise distribution and allocation procedures. The Company will continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. There can be no assurance that plans to improve operating performance and financial position will be successful.
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

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.
The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets, and liabilities at the date of the financial statements, and reported amounts of revenues, and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, property and equipment; fair value calculations, including derivative liabilities such as warrants; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Restricted Cash
Restricted cash primarily represents cash collateral on standby letters of credit, the value of which was previously deducted against the availability of the Company's prior revolving credit agreement, and certain other obligations. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program (see Note 14).

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $6,198 and $9,549 held in foreign banks at June 30, 2012 and December 31, 2011, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 20.8% and 16.3% of the Company’s total accounts receivables as of June 30, 2012 and December 31, 2011, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, restricted cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings and term loan. The fair value of cash, restricted cash, accounts receivable, accounts payable, and variable rate borrowings closely approximates their carrying value due to their short maturities.
The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.
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
As of June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
The fair value of the fixed rate term note is estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and is classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the term note (see Note 8).
The fair value of each warrant is estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant (see Notes 8 and 11).
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption and/or the terminal value assumption, in isolation, can have a significant effect on the fair value of the reporting unit.
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
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740

—“Income Taxes”, and gross unrecognized tax benefits at June 30, 2012 and December 31, 2011 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.

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
Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2012 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.
Note 3. Inventories
The components of inventories are as follows:

	June 30, 2012	December 31, 2011
Raw materials	$19,868	$18,326
Work in process	1,915	2,468
Finished goods	162,795	168,902
	184,578	189,696
Less reserve for inventory shrinkage and obsolescence	(3,634)	(3,932)
Total, net of reserves	$180,944	$185,764
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and six months ended June 30, 2012 and 2011, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for such identified excess and slow-moving inventories. At June 30, 2012 and December 31, 2011, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $2,466 and $2,050, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company had a reserve for inventory shrinkage in the amount of $1,168 and $1,882 at June 30, 2012 and December 31, 2011, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and six months ended June 30, 2012, depreciation and amortization expense was $5,650 and $11,502, respectively. For the three and six months ended June 30, 2011, depreciation and amortization expense was $6,349 and $12,983, respectively.
The Company evaluates its retail stores for indicators of impairment, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. Stores whose carrying value of assets are greater than their related projected undiscounted future cash flows, are measured for impairment by comparing the fair value of the assets against their carrying value. The fair value of the assets is estimated using a projected discounted cash flow analysis (Level 3 in the fair value hierarchy). The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments, as well as the Company's plans and intentions.

For the three and six months ended June 30, 2012, the Company incurred impairment charges of $129 relating to a store closure in Canada. For the three and six months ended June 30, 2011, the Company incurred impairment charges of $1,002 and $1,652, respectively primarily related to certain retail store leasehold improvements and key money in the International and the U.S. Retail segments.
Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2012	December 31, 2011
Compensation, bonuses and related taxes	$8,089	$11,339
Workers' compensation and other self-insurance reserves (Note 14)	5,522	5,318
Sales, value and property taxes	3,884	3,721
Gift cards and store credits	4,536	6,939
Loss contingencies	1,500	1,575
Accrued vacation	911	790
Deferred revenue	745	892
Deferred rent	2,193	2,170
Other	10,198	10,981
Total accrued expenses	$37,578	$43,725

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Revolving credit facility (Crystal), maturing March 2015	$38,867	$—
Term loan (Crystal), maturing March 2015	30,000	—
Revolving credit facility (Bank of America), replaced in March 2012	—	48,324
Revolving credit facility (Bank of Montreal), maturing December 2012	5,924	1,995
Current portion of long-term debt (Note 7)	57	56
Total revolving credit facilities and current portion of long-term debt	$74,848	$50,375

The Company incurred interest charges of $10,267 and $19,820 for the three and six months ended June 30, 2012, respectively, and $7,752 and $14,883 for the three and six months ended June 30, 2011, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the three and six months ended June 30, 2012 and 2011 were not significant.
Revolving Credit Facility and Term Loan - Crystal
On March 13, 2012, the Company replaced its existing revolving credit facility of $75,000 with BofA with a $80,000 senior secured credit facility with Crystal Financial LLC ("Crystal" and the credit facility the "Crystal Credit Agreement"), and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12,500 for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period from April 13, 2012 through September 1, 2012. The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of the Company's U.S. assets, and equity interests in certain of its foreign subsidiaries. The amount available for additional borrowings on June 30, 2012 was approximately $1,957.
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

As of June 30, 2012, interest under the agreement was 9.5% (the 90-day LIBOR at 0.5% plus 9.0%) and also includes an unused facility fee ranging from 0.375% to 1.0% on the unused portion of the revolving credit facility, payable monthly. The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility are permanently reduced of (a) 3.0% if such payment or reduction occurs in the first year, (b) 2.0% if such payment or reduction occurs in the second year, and (c) 0.0% thereafter.
In connection with the financing from Crystal, the Company entered into an amendment to the Lion Credit Agreement (see Notes 7 and 11).
Proceeds from the Crystal Credit Agreement were used to repay the existing BofA Credit Facility, fees and expenses related to the transaction and for general working capital purposes.
Significant covenants in the Crystal Agreement include a minimum excess availability covenant, which requires the Company to maintain minimum excess availability of the greater of (1) $8,000 or (2) 10.0% of the borrowing base. If the excess availability falls below this minimum, then the Company will be required to maintain a fixed charge coverage ratio not less than 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The Crystal Credit Agreement also includes an annual limitation of the Company's capital expenditures at its domestic subsidiaries to no more than $17,000 for the year ending December 31, 2012 and $25,000 for each year thereafter.
The Crystal Credit Agreement contains cross-default provisions with the Lion Credit Agreement and the Bank of Montreal Credit Agreement, whereby an event of default occurring under the Lion Credit Agreement or the Bank of Montreal Credit Agreement would cause an event of default under the Crystal Credit Agreement.
During the six months ended June 30, 2012, the Company's excess availability was below the minimum amount and as a result, it was required to maintain the fixed charge coverage ratio. As of June 30, 2012, the Company was in compliance with the required financial covenants of the Crystal Credit Agreement.
Revolving Credit Facility - Bank of America
The Company had a revolving credit facility of $75,000 with BofA, which was replaced with the Crystal Credit Agreement on March 13, 2012.
Revolving Credit Facility - Bank of Montreal
The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at 7.0% (the bank's prime rate at 3.0% as of June 30, 2012 plus 4.0% per annum payable monthly). This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at June 30, 2012 was $1,065.
The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month, which measures the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less cash income taxes paid, dividends paid and unfinanced capital expenditures divided by interest expense plus scheduled principal payments of long-term debt, debt under capital leases, dividends, and stockholder loans and advances, for the Company's Canadian subsidiaries. The ratio must be not less than 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than $8,500 in any fiscal year, and imposes a minimum excess availability covenant, which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5.0% of the revolving credit commitment under the facility.
Additionally, the Bank of Montreal Credit Agreement contains cross-default provisions with the Crystal Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the Crystal Credit Agreement, and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.
As of June 30, 2012, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Long-term debt with Lion (a)	$95,700	$96,760
Other	408	438
Total long-term debt	96,108	97,198
Current portion of debt	(57)	(56)
Long-term debt, net of current portion	$96,051	$97,142
(a) Including accrued interest paid-in-kind of $6,505 and $17,550 and net of unamortized discount of $31,945 and $20,183 at June 30, 2012 and December 31, 2011, respectively.

Lion Credit Agreement
On March 13, 2009, the Company entered into an $80,000 term loan with Lion Capital LLP (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000. The original term loans under the Lion Credit Agreement were scheduled to mature on December 13, 2013 and bore interest at a rate of 15% per annum, payable quarterly in arrears. Effective June 23, 2010 and on February 18, 2011, the Lion Credit Agreement was amended to increase the interest rate to a range between 15% and 18% per annum depending on certain financial covenants relating to the ratio of Total Debt to Consolidated EBITDA for the trailing four quarters and Consolidated EBITDA for the trailing twelve months. For the three and six months ended June 30, 2012, the Company did not meet these financial covenants and as a result, the interest rate was 18% per annum. On March 13, 2012, in connection with the Crystal Credit Agreement (see Note 6), the Company entered into a seventh amendment to extend the maturity date of the Lion Credit Agreement to December 31, 2015, as described below.
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
Significant covenants in the Lion Credit Agreement include an annual limitation of the Company's capital expenditures to $30,000. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments.
Seventh Amendment - On March 13, 2012, in connection with the new credit agreement with Crystal Financial (see Note 6), the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended (see Note 11). In addition, the seventh amendment modifies the Lion Credit Agreement to provide for interest at a rate of 5% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in-kind or in cash at the option of the Company).
In connection with the March 13, 2012 amendment, the Company evaluated the change in cash flows in connection with the amendment to the Lion Credit Agreement. The Company determined that there was a greater than 10% change between the present values of the existing debt and the amended debt causing an extinguishment of debt. The Company recorded the modified debt and related warrant at its fair value and recognized a gain of $11,588 on extinguishment of existing debt. This gain on extinguishment was determined by calculating the difference of the net carrying amount of the Lion debt of $116,507 (which includes the principal, paid-in-kind interest, fair value of the Lion Warrant, unamortized discount and unamortized deferred financing cost immediately prior to the amendment) and the fair value of the modified debt of $104,919 (which includes the fair value of modified debt, fair value of the modified Lion Warrant and amendment related fees). The difference between the carrying net amount of the existing debt of $121,140 and the fair value of the modified debt of $86,898 was recorded as a discount to the modified debt, and will be recognized as interest expense using the effective interest method over the remaining term of the Lion Credit Agreement.
Amortization of debt discount included in interest expense was $1,921 and $4,114 for the three and six months ended June 30,

2012, respectively, and $1,816 and $2,975 for the three and six months ended June 30, 2011, respectively.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the Crystal Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement. As of June 30, 2012, the Company was in compliance with the required financial covenants of the Lion Credit Agreement.
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
The Company did not have any assets or liabilities categorized as Level 1 as of June 30, 2012.
The carrying amounts and fair values of the Company's financial instruments are presented below as of June 30, 2012:

	Carrying Amount		Fair Value
Liabilities
Long-term debt with Lion, net of discount of $31,945 and including interest paid-in-kind of $6,505 (Level 3)	$95,700		$94,020
Lion Warrant (Level 3)	—	(a)	15,079
SOF Warrant (Level 3)	—	(a)	64
	$95,700		$109,163
 (a) no cost is associated with these liabilities (see Note 11)

The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants and Purchase Rights using Significant Unobservable Inputs (Level 3)	Six Months Ended June 30,
	2012	2011
Balance at January 1,	$9,633	$993
Additions	—	36,803
Adjustment resulting from change in value recognized in earnings	2,028	(18,289)
Gain on extinguishment of debt (see Note 7)	3,482	—
Balance at June 30,	$15,143	$19,507

Note 9. Income Taxes
Income taxes for the three and six months ended June 30, 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
The Company incurred a loss from operations for the three and six months ended June 30, 2012 and also incurred a loss for the year ended December 31, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the three and six months ended June 30, 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowances in certain foreign jurisdictions, is required. At June 30, 2012, the Company recorded valuation allowances against its current and non-current deferred tax assets totaling $73,773. At June 30, 2012 the Company had federal net operating loss carryforwards of approximately $75,679. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has not completed an analysis of its Section 382 ownership changes to determine whether the utilization of certain of its net operating loss carryforwards in the United States is limited.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2008 through December 31, 2011. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through December 31, 2011, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. At June 30, 2012, the Company had accumulated interest and penalties accrued of $56. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
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
Note 10. Related Party Transactions
For a description of loans made by Lion to the Company and a description of the warrants issued by the Company to Lion (see Notes 7 and 11).
Personal Guarantees by the Company’s CEO
As of June 30, 2012, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $8,548 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with one vendor aggregating $300.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011, and was subsequently extended for the next five years on substantially the same terms. Rent expense (including property taxes and insurance payments) for the three and six months ended June 30, 2012 was $156 and $403, and for the three and six months ended June 30, 2011 was $156 and $311, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $74 and $148 for the three and six months ended June 30, 2012, and $51 and $140 for the three and six months ended June 30, 2011, respectively.

Employment Agreement with the Company's CEO
In March 2012 the Company's Board of Directors approved a three-year employment agreement with Mr. Charney commencing on April 1, 2012 that will automatically extend for successive one-year periods unless earlier terminated by the Company. The agreement provides for, among other things, a minimum annual base compensation of $800 plus performance bonuses and the right to receive 7,500 shares of the Company's common stock, subject to performance hurdles and other terms, and conditions as described in the agreement. See Note 12.
Note 11. Stockholders' Equity
Common Stock Warrants
Lion Warrants
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, the Company entered into an amendment to the Lion Credit Agreement (see Note 7), which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company's stockholders. As of March 31, 2012, the Company did not meet the EBITDA requirement, and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share. The fair value for each of the warrant issuances during the six months ended June 30, 2012 were estimated using the Monte Carlo simulation valuation model. The fair value for the warrants at June 30, 2012 was estimated using the Binomial Lattice option valuation model. On a weighted average basis, the calculations assumed a stock price of $0.89, exercise price of $0.83, volatility of 76.52%, annual risk free rate of 2.16%, and a term of 9.87 years.
As of June 30, 2012, the fair value of the 21,606 Lion Warrants was estimated to be $15,079 and was recorded as a liability in the accompanying condensed consolidated balance sheet.
SOF Warrants
As a result of the change in exercise price for the Lion Warrants on March 31, 2012, the exercise price of the SOF Warrant was changed to $2.148 per share. As of June 30, 2012, the value of the SOF Warrant was estimated using the Binomial Lattice option valuation model to be $64 and was recorded in the accompanying condensed consolidated balance sheet. The calculation as of June 30, 2012 was based on a contractual remaining term of 1.5 years, exercise price of $2.148, interest rate of 0.26%, volatility of 64.52% and no dividends.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2012	22,606	$1.05	6.0
Issued (1)	44,212	0.90	7.5
Forfeited (1)	(44,212)	1.03	—
Expired	—	—	—
Outstanding - June 30, 2012	22,606	$0.81	9.3
Fair value - June 30, 2012	$15,143
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
The Company had common stock under various options, warrants and other agreements at June 30, 2012 and 2011. The weighted average effects of 56,903 and 101,356 shares at June 30, 2012 and 2011, respectively, were excluded from the calculations of net loss per share for the three and six months ended June 30, 2012 and 2011, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of June 30, 2012 and 2011 are as follows:

	2012	2011
SOF Warrants	1,000	1,000
Lion Warrants	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	38,000
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	7,500	—
Purchase Option - Investors (4)	—	27,443
Purchase Option - Mr. Charney (4)	—	2,334
Employee Options & Restricted Shares	4,269	8,861
	56,903	101,356

(1) Included Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement
(2) Pursuant to the March 24, 2011 conversion of debt to equity
(3) Pursuant to his employment agreement commencing April 1, 2012
(4) Pursuant to the April 26, 2011 Investor Purchase Agreement
The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.
Note 12. Share-Based Compensation
Plans Description
2007 Plan
On December 12, 2007, the Company's stockholders approved the 2007 Performance Equity Plan (as amended, the “2007 Plan”). The 2007 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 11,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2007 Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2007 Plan provides for various types of incentive awards including, but not limited to: incentive stock options, non-qualifying stock options, reload stock options, restricted stock and stock appreciation rights. The 2007 Plan enables the compensation committee to exercise its discretion to determine virtually all terms of each grant, which allowed the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of June 30, 2012, there were approximately 1,068 shares available for future grants under the 2007 Plan.
2011 Plan
On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting, of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. The 2011 Plan provides for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $80, at the beginning of each year of Board service. As of June 30, 2012, there were approximately 8,589 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding under the 2007 and 2011 Plans (shares in thousands):

	Number of Restricted Shares		Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2012	3,186	1.45	$1.45	2.7
Granted	761		0.86
Vested	(219)		0.73
Forfeited	(159)		1.18
Non-vested - June 30, 2012	3,569		$1.38	1.4

Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of four to five years of continued service by the employee in equal annual installments. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	950	$1.06	9.5
Granted	—	—	—
Forfeited	—	—	—
Expired	(250)	1.75	—
Outstanding - June 30, 2012	700	$0.82	9.3
Vested (exercisable) - June 30, 2012	350	$0.82	9.3	$—
Non-vested (exercisable) - June 30, 2012	350	$0.82	9.3	$—

Share-Based Compensation Expense
During the three months ended June 30, 2012 and 2011, the Company recorded share-based compensation expense of $2,542 and $1,574, respectively, related to its share-based compensation awards that are expected to vest. During the six months ended June 30, 2012 and 2011, the Company recorded share-based compensation expense of $4,384 and $2,445, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of June 30, 2012 unrecorded compensation cost related to non-vested awards was $13,517, which is expected to be recognized through 2015.
CEO Anti-Dilution Rights - During the three months ended June 30, 2012 and 2011, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $1,247 and $611, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded share-based compensation expense of $2,494 and $611, respectively. As of June 30, 2012, unrecorded compensation cost was $4,536, which is expected to be recognized through 2015.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock (see Note 10). The shares are issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. The grant date fair value of the award is based on the share price of $0.75 and will be recognized over the related service and amortization period in three probability-weighted terms of 1.2, 2.1 and 3.1 years corresponding to the three measurement periods. During the three and six months ended June 30, 2012, the Company recorded share-based compensation expense of $859. As of June 30, 2012, unrecorded compensation cost was $4,766, which is expected to be recognized through 2015.

Non-Employee Directors
On April 1, 2012 and July 2, 2012, the Company issued a quarterly stock grant to each non-employee director of approximately 12 and 11 shares of common stock, based upon the closing prices of $0.82 and $0.90 per share, respectively. In addition, Messrs. Danzinger and Igelman each received an additional 23 shares for services performed during the second half of 2011. The share-based compensation is reflected in operating expenses in the accompanying condensed consolidated statements of operations.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,029 and $37,816 for the three and six months ended June 30, 2012, respectively, and $19,906 and $39,262 for the three and six months ended June 30, 2011, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of June 30, 2012 and as of December 31, 2011 for state sales tax contingencies.
Advertising
At June 30, 2012 and December 31, 2011, the Company had approximately $2,523 and $4,378, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising during the remainder of 2012.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.62% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of June 30, 2012 the undiscounted liability amount was $14,904. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of June 30, 2012 and December 31, 2011, the Company had issued standby letters of credit in the amounts of $3,326 and $5,492, respectively, with three insurance companies being the beneficiaries, through a bank. At June 30, 2012, the Company recorded a total reserve of $14,653, of which $3,931 is included in accrued expenses and $10,722 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2011, the Company recorded a total reserve of $14,189, of which $3,598 is included in accrued expenses and $10,591 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses, which are probable and reasonably estimable.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At June 30, 2012 and

December 31, 2011, the Company's total reserve of $1,591 and $1,720, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of imprintable apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 140 retail stores operating in the United States, as of June 30, 2012. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of June 30, 2012, the retail operations in the Canada segment were comprised of 36 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of June 30, 2012, the retail operations in the International segment were comprised of 76 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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
The following tables represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$36,598	$—	$3,379	$2,848	$42,825
Retail net sales	—	48,121	11,175	34,900	94,196
Online consumer net sales	6,832	—	487	5,122	12,441
Total net sales to external customers	43,430	48,121	15,041	42,870	149,462
Gross profit	11,951	31,328	9,393	26,364	79,036
Income from segment operations	5,987	437	105	3,550	10,079
Depreciation and amortization	1,611	2,682	374	983	5,650
Capital expenditures	2,109	410	304	1,086	3,909
Retail store impairment charges	—	—	129	—	129
Deferred rent expense (benefit)	47	(277)	(50)	(129)	(409)

	Three Months Ended June 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$32,945	$—	$3,337	$2,786	$39,068
Retail net sales	—	40,359	10,582	32,853	83,794
Online consumer net sales	5,194	—	444	4,304	9,942
Total net sales to external customers	38,139	40,359	14,363	39,943	132,804
Gross profit	10,533	27,685	8,075	26,133	72,426
Income (loss) from segment operations	5,094	(1,510)	(547)	3,900	6,937
Depreciation and amortization	2,015	2,592	409	1,333	6,349
Capital expenditures	301	1,645	53	165	2,164
Retail store impairment charges	—	68	—	934	1,002
Deferred rent (benefit) expense	(84)	(127)	(414)	78	(547)

	Six Months Ended June 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$70,518	$—	$6,234	$5,070	$81,822
Retail net sales	—	90,730	21,095	63,603	175,428
Online consumer net sales	14,247	—	1,050	9,575	24,872
Total net sales to external customers	84,765	90,730	28,379	78,248	282,122
Gross profit	23,709	59,616	16,461	49,306	149,092
Income (loss) from segment operations	12,513	(2,667)	(2,609)	4,147	11,384
Depreciation and amortization	3,349	5,327	713	2,113	11,502
Capital expenditures	3,202	1,854	816	1,727	7,599
Retail store impairment charges	—	—	129	—	129
Deferred rent expense (benefit)	96	(160)	(98)	(255)	(417)

	Six Months Ended June 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$62,061	$—	$5,753	$4,654	$72,468
Retail net sales	—	77,379	20,302	58,814	156,495
Online consumer net sales	10,728	—	937	8,243	19,908
Total net sales to external customers	72,789	77,379	26,992	71,711	248,871
Gross profit	21,621	52,424	16,031	45,988	136,064
Income (loss) from segment operations	11,537	(6,505)	(1,427)	2,279	5,884
Depreciation and amortization	4,182	5,288	842	2,671	12,983
Capital expenditures	1,341	2,679	132	575	4,727
Retail store impairment charges	—	177	2	1,473	1,652
Deferred rent expense (benefit)	152	(1,046)	(436)	(48)	(1,378)

Reconciliation of reportable segments combined income from operations for the three and six months ended June 30, 2012 and 2011 to the consolidated (loss) income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated income from operations of reportable segments	$10,079	$6,937	$11,384	$5,884
Unallocated corporate expenses	(10,788)	(12,161)	(21,888)	(24,198)
Interest expense	(10,267)	(7,752)	(19,820)	(14,883)
Foreign currency transaction (loss) gain	(1,776)	263	(826)	1,074
Unrealized (loss) gain on change in fair value of warrants and purchase rights	(1,377)	13,000	(2,028)	15,100
Gain (loss) on extinguishment of debt	—	—	11,588	(3,114)
Other (expense) income	(24)	20	(152)	55
Consolidated (loss) income before income taxes	$(14,153)	$307	$(21,742)	$(20,082)

Net sales by geographic location of customer for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$91,550	$78,498	$175,494	$150,168
Canada	15,041	14,363	28,379	26,992
Europe (excluding United Kingdom)	16,823	18,200	31,590	32,902
United Kingdom	11,477	9,638	20,751	17,411
South Korea	2,959	2,689	4,920	4,738
Japan	5,079	3,471	9,039	5,949
Australia	3,528	3,208	6,487	5,721
Other foreign countries	3,005	2,737	5,462	4,990
Total consolidated net sales	$149,462	$132,804	$282,122	$248,871

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
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of the Company's employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of June 30, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon its financial condition and results of operations.

On June 21, 2010 Antonio Partida, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of June 30, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than its estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
On or about February 9, 2011, Jessica Heupel, a former retail employee filed suit on behalf of putative classes of current and former non-exempt California employees (Jessica Heupel, individually and on behalf of all others similarly situated v. American Apparel Retail, Inc., Case No. 37-2011-00085578-CU-OE-CTL) in the Superior Court of the State of California for the County of San Diego, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation.  The plaintiff is seeking monetary damages as follows: (1) for alleged meal and rest period violations; (2) for alleged failure to timely pay final wages, as well as for punitive damages for the same; and (3) unspecified damages for unpaid minimum wage and overtime.  In addition, Plaintiff seeks premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit.   This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure, which result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon its financial condition and results of operations.
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
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of  fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  On August 29, 2011, defendants filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  On July 31, 2012, the Court dismissed the Federal Derivative Action, with leave to amend. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief.  The Company does not maintain any exposure to loss in connection with these shareholder derivative lawsuits.  The lawsuits do not assert any claims against the Company.  The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf.
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of the Company's officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, defendants filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. Plaintiff filed an amended complaint on February 27, 2012. The Company moved to dismiss the amended complaint on March 30, 2012. A hearing on the motion was heard on May 21, 2012. The Court took the matter under submission. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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
On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). In March 2012, the court ordered this case into arbitration. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Superior Court of the State of California for the County of Los Angeles, Case No. BC457920 (the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. On July 28, 2011, the court ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of the New York Suit and Los Angeles Suit, subject to a deductible and a reservation of rights.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of June 30, 2012, we operated a total of 252 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
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
The following sets forth the change in retail store count during the three and six months ended June 30, 2012 and 2011.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2012
Open at March 31, 2012	141	37	71	249
Opened	—	—	6	6
Closed	(1)	(1)	(1)	(3)
Open at June 30, 2012	140	36	76	252

Three Months Ended June 30, 2011
Open at March 31, 2011	148	38	72	258
Opened	—	—	—	—
Closed	(2)	—	(2)	(4)
Open at June 30, 2011	146	38	70	254

	U.S. Retail	Canada	International	Total
Six Months Ended June 30, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	8	8
Closed	(3)	(1)	(1)	(5)
Open at June 30, 2012	140	36	76	252

Six Months Ended June 30, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(11)	(2)	(6)	(19)
Open at June 30, 2011	146	38	70	254

Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail stores, for the three and six months ended June 30, 2012 and 2011, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comparable store sales	16%	1%	16%	(2)%
Number of stores in comparison (1)	244	248	244	248
(1) Comparable store sales results include the impact of online store sales.

Executive Summary
Results of Operations
Net sales for the six months ended June 30, 2012 increased $33.3 million, or 13.4%, to $282.1 million from $248.9 million reported for the six months ended June 30, 2011 due to higher sales across all of our segments.
Net sales at our U.S. Wholesale segment increased by $12.0 million, or 16.5%, due to the launch of a new wholesale catalog and the addition of new products to our wholesale offering that attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Online consumer net sales increased primarily as a result of functional improvements to our website and fulfillment process, and as well as a targeted online advertising and promotion effort.
Net sales at our U.S. Retail, Canada and International segments increased by $21.3 million, or 12.1%, due to strong performance across categories, particularly women's fashion and accessories, as well as better inventory composition and promotional strategy for key volume drivers.
Gross margin for the six months ended June 30, 2012 was 52.8% compared to 54.7% for the six months ended June 30, 2011. The decrease in gross margin was due to planned promotional activities, the effect of warehouse type clearance sales as part of our overall inventory reduction strategy, and the negative impact of the strengthening US dollar on margins of the International segment.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales decreased 5.4% from 62.0% to 56.6%. Operating expenses, which include depreciation and amortization expense and impairment charges, were $159.6 million as compared to $154.4 million for the six months ended June 30, 2012 and 2011, respectively. Excluding the effects of depreciation, amortization and impairment charges between the two periods, operating expenses as a percentage of sales decreased 3.5%. The decrease as a percentage of sales was primarily due to a reduction in corporate overhead expenses and the fixed cost leverage as a result of increased sales.
Loss from operations was $10.5 million for the six months ended June 30, 2012 as compared to $18.3 million for the six months ended June 30, 2011.
Net loss for the six months ended June 30, 2012 was $23.2 million as compared to $21.0 million for the six months ended June 30, 2011 due primarily to a net increase in non-operating expenses as well as higher income tax provision expense.
Liquidity Trends
As of June 30, 2012, we had approximately $7.8 million in cash and $3.0 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had $38.9 million outstanding on a $50.0 million revolving credit facility under the Crystal Credit Agreement, $30.0 million of term loan outstanding under the Crystal Credit Agreement, $5.9 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and $95.7 million of term loans outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal" and "Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million.
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
Our C$11.0 million credit agreement with Bank of Montreal ("Bank of Montreal Credit Agreement") matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all. If we are not able to enter into a renewal, extension or replacement of the Bank of Montreal Credit Agreement prior to its maturity, we would no longer have access to liquidity from such revolving credit facility after its maturity date. While we intend to negotiate an extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.
We are in the process of executing a plan, which we commenced in 2010, to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; web platform refinement; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; store renovation; and improving merchandise distribution and allocation procedures. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$43,430	29.1%	$38,139	28.7%
U.S. Retail	48,121	32.2%	40,359	30.4%
Canada	15,041	10.1%	14,363	10.8%
International	42,870	28.7%	39,943	30.1%
Total net sales	149,462	100.0%	132,804	100.0%
Cost of sales	70,426	47.1%	60,378	45.5%
Gross profit	79,036	52.9%	72,426	54.5%

Selling expenses	55,312	37.0%	50,278	37.9%
General and administrative expenses	24,304	16.3%	26,370	19.9%
Retail store impairment charges	129	0.1%	1,002	0.8%
Loss from operations	(709)	(0.5)%	(5,224)	(3.9)%

Interest expense	10,267		7,752
Foreign currency transaction loss (gain)	1,776		(263)
Unrealized loss (gain) on change in fair value of warrants and purchase rights	1,377		(13,000)
Other expense (income)	24		(20)
(Loss) income before income tax	(14,153)		307
Income tax provision	1,119		520
Net loss	$(15,272)		$(213)

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $5.3 million, or 13.9%, to $43.4 million for the three months ended June 30, 2012 as compared to $38.1 million for the three months ended June 30, 2011. Wholesale net sales, excluding online consumer net sales, increased $3.7 million, or 11.1%, to $36.6 million for the three months ended June 30, 2012 as compared to $32.9 million for the three months ended June 30, 2011, primarily due to the launch of a new wholesale catalog and the addition of new styles to our wholesale offering that attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $1.6 million, or 31.5%, to $6.8 million for the three months ended June 30, 2012 as compared to $5.2 million for the three months ended June 30, 2011, primarily as a result of functional improvements to our website and fulfillment process, and as well as targeted online advertising, and promotion efforts.
U.S. Retail: Net sales for the U.S. Retail segment increased $7.8 million, or 19.2%, to $48.1 million for the three months ended June 30, 2012 as compared to $40.4 million for the three months ended June 30, 2011. Net sales growth was generated by a stronger inventory position, strategic promotions to drive volume in key basics, and success in new women's fashion. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
Comparable store sales for the three months ended June 30, 2012 increased by $6.4 million, or 16%, while warehouse sales consisting primarily of slow moving, damaged and old merchandise contributed an incremental $2.4 million increase from 2011 to 2012. The sales increase was partially offset by a $1.1 million sales decrease as a result of a reduction in the number of stores in operations from 146 at June 30, 2011 to 140 stores at June 30, 2012.

Canada: Total net sales for the Canada segment increased $0.7 million, or 4.7%, to $15.0 million for the three months ended June 30, 2012 as compared to $14.4 million for the three months ended June 30, 2011 as a result of improved performance across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $15.7 million, or $1.3 million higher when compared to the same period last year.
Retail sales increased by $0.6 million, or 5.6%, to $11.2 million for the three months ended June 30, 2012 as compared to $10.6 million for the three months ended June 30, 2011 due primarily to a $1.1 million, or 11%, increase in comparable store sales. Since June 30, 2011, the number of retail stores in the Canada segment in operation decreased from 38 to 36. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $11.7 million, or 10.2% higher when compared to the same period last year.
Wholesale net sales was $3.4 million for the three months ended June 30, 2012 as compared to $3.3 million for the three months ended June 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $3.5 million, or 5.6% higher when compared to the same period last year.
Online consumer net sales for the three months ended June 30, 2012 was $0.5 million as compared to $0.4 million for the three months ended June 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, online sales for 2012 would have been approximately $0.5 million, or 14.6% higher when compared to the same period last year.
International: Total net sales for the International segment increased $2.9 million, or 7.3%, to $42.9 million for the three months ended June 30, 2012 as compared to $39.9 million for the three months ended June 30, 2011. The increase is due to higher sales across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $45.7 million, or $5.8 million higher when compared to the same period last year.
Retail net sales increased $2.0 million, or 6.2%, to $34.9 million for the three months ended June 30, 2012 as compared to $32.9 million for the three months ended June 30, 2011. The change is mainly attributed to higher sales in the U.K. and Japan offset by decreased sales in Continental Europe primarily due to unfavorable exchange rates. Comparable store sales for the three months ended June 30, 2012 increased $3.7 million, or 13% as compared to the three months ended June 30, 2011. Since June 30, 2011, the number of retail stores in the International segment increased from 70 to 76 at June 30, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $37.2 million, or 13.3% higher when compared to the same period last year.
Wholesale net sales were approximately $2.8 million for the three months ended June 30, 2012 and 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $3.1 million, or 10.2% higher when compared to the same period last year.
Online consumer net sales increased $0.8 million, or 19.0%, to $5.1 million for the three months ended June 30, 2012 as compared to $4.3 million for the three months ended June 30, 2011, due primarily to higher sales in the U.K. and Continental Europe. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $5.4 million, or 25.9% higher when compared to the same period last year.
Cost of sales: Cost of goods sold as a percentage of net sales was 47.1% and 45.5% for the three months ended June 30, 2012 and 2011, respectively. The increase of cost of goods sold as a percentage of sales was primarily due to planned promotional activities, the effect of warehouse type clearance sales as part of our overall inventory reduction strategy, and the negative impact of the strengthening US dollar on margins of the International segment. These impacts were partially offset by a shift to higher margin retail sales.
Selling expenses: Selling expenses increased $5.0 million, or 10.0%, to $55.3 million for the three months ended June 30, 2012 as compared to $50.3 million for the three months ended June 30, 2011. The increase is consistent with improving sales, as well as additional spending on print, outdoor and online advertising in order to continue the sales momentum. As a percentage of sales, selling expenses decreased to 37.0% in the three months ended June 30, 2012 from 37.9% in the three months ended June 30, 2011.
General and administrative expenses: General and administrative expenses decreased $2.1 million to $24.3 million for the three months ended June 30, 2012 as compared to $26.4 million for the three months ended June 30, 2011. As a percentage of sales, general and administrative expenses decreased to 16.3% during the three months ended June 30, 2012 from 19.9% during the three months ended June 30, 2011. The decrease in general and administrative expenses was primarily due to a $2.8 million reduction in professional fees (primarily legal and consulting related fees), offset by $1.1 million increase in share-based compensation expense.
Retail store impairment charges: For the three months ended June 30, 2012, we recorded an impairment charge of $0.1 million primarily as a result of a store closure. For the three months ended June 30, 2011, we recorded impairment charges relating to retail stores leasehold improvements of $1.0 million.
Interest expense: Interest expense increased $2.5 million to $10.3 million for the three months ended June 30, 2012 from $7.8 million for the three months ended June 30, 2011, primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 5.0% to 18.0% for the three months ended June 30, 2012 and 4.7% to 18.0% for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 mainly consisted of interest on the Lion Credit Agreement of $5.5 million, interest on the Crystal Credit Agreement of $1.7 million, and amortization of debt discount and deferred financing cost of $2.3 million. Interest paid in cash was $2.5 million.
Foreign currency transaction loss (gain): For the three months ended June 30, 2012, foreign currency transaction loss totaled $1.8 million as compared to a gain of $0.3 million for the three months ended June 30, 2011. The change related to the strengthening of the U.S. Dollar relative to the functional currencies used by our subsidiaries.
Unrealized loss (gain) on change in fair value of warrants and purchase rights: We recorded a $1.4 million loss in the fair value of warrants for the three months ended June 30, 2012. We recorded a $13.0 million gain in the fair value of warrants and purchase rights for the three months ended June 30, 2011 associated with the fair value measurement of purchase rights to an investor group and additional warrants to Lion at June 30, 2011, net of a $3.1 million related charge.
Income tax provision: The provision for income tax increased to $1.1 million for the three months ended June 30, 2012 as compared to $0.5 million for the three months ended June 30, 2011. Although we incurred a loss from operations on a consolidated basis for the three months ended June 30, 2012, some of our foreign domiciled subsidiaries reported income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended June 30, 2012. There were no charges or benefits recorded to income tax expense for valuation allowances.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$84,765	30.0%	$72,789	29.2%
U.S. Retail	90,730	32.2%	77,379	31.1%
Canada	28,379	10.1%	26,992	10.8%
International	78,248	27.7%	71,711	28.8%
Total net sales	282,122	100.0%	248,871	100.0%
Cost of sales	133,030	47.2%	112,807	45.3%
Gross profit	149,092	52.8%	136,064	54.7%

Selling expenses	110,241	39.1%	100,252	40.3%
General and administrative expenses	49,226	17.4%	52,474	21.1%
Retail store impairment charges	129	—%	1,652	0.7%
Loss from operations	(10,504)	(3.7)%	(18,314)	(7.4)%

Interest expense	19,820		14,883
Foreign currency transaction loss (gain)	826		(1,074)
Unrealized loss (gain) on change in fair value of warrants and purchase rights	2,028		(15,100)
(Gain) loss on extinguishment of debt	(11,588)		3,114
Other expense (income)	152		(55)
Loss before income tax	(21,742)		(20,082)
Income tax provision	1,421		876
Net loss	$(23,163)		$(20,958)

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $12.0 million, or 16.5%, to $84.8 million for the six months ended June 30, 2012 as compared to $72.8 million for the six months ended June 30, 2011. Wholesale net sales, excluding online consumer net sales, increased $8.5 million, or 13.6%, to $70.5 million for the six months ended June 30, 2012 as compared to $62.1 million for the six months ended June 30, 2012, primarily due to the launch of a new wholesale catalog and the addition of new styles to our wholesale offering that attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $3.5 million, or 32.8%, to $14.2 million for the six months ended June 30, 2012 as compared to $10.7 million for the six months ended June 30, 2011, primarily as a result of functional improvements to our website and fulfillment process, and as well as targeted online advertising, and promotion efforts.
U.S. Retail: Net sales for the U.S. Retail segment increased $13.4 million, or 17.3%, to $90.7 million for the six months ended June 30, 2012 as compared to $77.4 million for the six months ended June 30, 2011. Net sales growth was generated by a stronger inventory position, strategic promotions to drive volume in key basics, and success in new women's fashion. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
Comparable store sales for the six months ended June 30, 2012 increased by $12.1 million, or 16%, while warehouse sales consisting primarily of slow moving, damaged and old merchandise contributed an incremental $3.9 million increase from 2011 to 2012. The sales increase was partially offset by a $2.6 million sales decrease as a result of a reduction in the number of stores in operations from 146 at June 30, 2011 to 140 stores at June 30, 2012.
Canada: Total net sales for the Canada segment increased $1.4 million, or 5.1%, to $28.4 million for the six months ended June 30, 2012 as compared to $27.0 million for the six months ended June 30, 2011 as a result of improved performance across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $29.2 million, or $2.2 million higher when compared to the same period last year.
Retail sales increased by $0.8 million, or 3.9%, to $21.1 million for the six months ended June 30, 2012 as compared to $20.3 million for the six months ended June 30, 2011 due primarily to a $1.5 million, or 8%, increase in comparable store sales. Since June 30, 2011, the number of retail stores in the Canada segment in operation decreased from 38 to 36. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $21.7 million, or 7.0% higher when compared to the same period last year.
Wholesale net sales increased $0.5 million, or 8.4%, to $6.2 million for the six months ended June 30, 2012 as compared to $5.8 million for the six months ended June 30, 2011. The increase in net sales is due to better focus on key customers and an improved pricing strategy. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $6.4 million, or 11.6% higher when compared to the same period last year.
Online consumer net sales for the six months ended June 30, 2012 were $1.1 million as compared to $0.9 million for the six months ended June 30, 2011. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $6.5 million, or 9.1%, to $78.2 million for the six months ended June 30, 2012 as compared to $71.7 million for the six months ended June 30, 2011. The increase is due to higher sales across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $81.5 million, or $9.8 million higher when compared to the same period last year.
Retail net sales increased $4.8 million, or 8.1%, to $63.6 million for the six months ended June 30, 2012 as compared to $58.8 million for the six months ended June 30, 2011. The change is mainly attributed to higher sales in the U.K. and Japan offset by decreased sales in Continental Europe primarily due to unfavorable exchange rates. Comparable store sales for the six months ended June 30, 2012 increased by $7.4 million, or 14%, as compared to the six months ended June 30, 2011. Since June 30, 2011, the number retail stores in the International segment increased from 70 to 76 at June 30, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $66.2 million, or 12.6% higher when compared to the same period last year.
Wholesale net sales increased $0.4 million, or 8.9%, to $5.1 million for the six months ended June 30, 2012 as compared to $4.7 million for the six months ended June 30, 2011. The growth in wholesale is largely attributable to a new customer in the U.K. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $5.4 million, or 15.0% higher when compared to the same period last year.
Online consumer net sales increased $1.3 million, or 16.2%, to $9.6 million for the six months ended June 30, 2012 as compared to $8.2 million for the six months ended June 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $9.9 million, or 19.9% higher when compared to the same period last year.
Cost of sales: Cost of goods sold as a percentage of net sales was 47.2% and 45.3% for the six months ended June 30, 2012 and 2011, respectively. The increase of cost of goods sold as a percentage of sales was primarily due to planned promotional activities, the effect of warehouse type clearance sales as part of our overall inventory reduction strategy, and the negative impact of the strengthening US dollar on margins of the International segment.
Selling expenses: Selling expenses increased $10.0 million, or 10.0%, to $110.2 million for the six months ended June 30, 2012 as compared to $100.3 million for the six months ended June 30, 2011. The increase is consistent with improving sales, as well as additional spending on print, outdoor and online advertising in order to continue the sales momentum. As a percentage of sales, selling expenses decreased to 39.1% in the six months ended June 30, 2012 from 40.3% in the six months ended June 30, 2011.
General and administrative expenses: General and administrative expenses decreased $3.2 million to $49.2 million for the six months ended June 30, 2012 as compared to $52.5 million for the six months ended June 30, 2011. As a percentage of sales, general and administrative expenses decreased to 17.4% during the six months ended June 30, 2012 from 21.1% during the six months ended June 30, 2011. The decrease in general and administrative expenses was primarily due to a $5.3 million reduction in professional fees (primarily consulting, legal and accounting related fees), offset by $1.9 million in higher share-based compensation expense.
Retail store impairment charges: For the six months ended June 30, 2012, we recorded an impairment charge of $0.1 million primarily as a result of a store closure. For the six months ended June 30, 2011, we recorded impairment charges relating to retail stores leasehold improvements of $1.7 million.
Interest expense: Interest expense increased $4.9 million to $19.8 million for the six months ended June 30, 2012 from $14.9 million for the six months ended June 30, 2011, primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 5.0% to 18.0% for the six months ended June 30, 2012 and 4.7% to 18.0% for the six months ended June 30, 2011. Interest expense for the six months ended June 30, 2012 mainly consisted of interest on the Lion Credit Agreement of $10.7 million, interest on the Crystal Credit Agreement of $2.0 million, interest on the Bank of America Credit Agreement of $1.4 million, and amortization of debt discount and deferred financing cost of $5.3 million. Interest paid in cash was $3.9 million.
Foreign currency transaction loss (gain): For the six months ended June 30, 2012, foreign currency transaction loss totaled $0.8 million as compared to a gain of $1.1 million for the six months ended June 30, 2011. The change related to strengthening of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized loss (gain) on change in fair value of warrants and purchase rights: We recorded a $2.0 million loss in fair value of warrants for the six months ended June 30, 2012. We recorded a $15.1 million gain in the fair value of warrants and purchase rights for the six months ended June 30, 2011 associated with the fair value measurement of purchase rights to an investor group and additional warrants to Lion at June 30, 2011.
(Gain) loss on extinguishment of debt: During the six months ended June 30, 2012, we recorded a gain on extinguishment of debt relating to the amendment to the Lion Credit Agreement terms of approximately $11.6 million. During the six months ended June 30, 2011, we recorded a loss on extinguishment of debt pertaining to the amendment to the Lion Credit Agreement terms of approximately $3.1 million. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: The provision for income tax increased to $1.4 million for the six months ended June 30, 2012 as compared to $0.9 million for the six months ended June 30, 2011. Although we incurred a loss from operations on a consolidated basis for the six months ended June 30, 2012, some of our foreign domiciled subsidiaries reported income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the six months ended June 30, 2012. There were no charges or benefits recorded to income tax expense for valuation allowances.

Liquidity and Capital Resources
As of June 30, 2012, we had approximately $7.8 million in cash and $3.0 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had (i) $38.9 million outstanding on a $50.0 million revolving credit facility under the Crystal Credit Agreement, (ii) $30.0 million of term loan outstanding under the Crystal Credit Agreement, (iii) $5.9 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $95.7 million, net of discount of $31.9 million and including paid-in-kind interest of $6.5 million of term loan outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with the Crystal Credit Agreement, a $80.0 million senior secured credit facility with Crystal and other lenders. The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million and matures on March 13, 2015. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period from April 13, 2012 through September 1, 2012.
Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital and capital expenditures and to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, borrowings from revolving credit facilities and term loans under the Crystal and Lion Credit Agreements.
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
We are in the process of executing a plan, which we commenced in late 2010, to improve the operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; streamlining our logistics operations; reducing corporate expenses; merchandise price rationalization in our wholesale and retail channels; improving merchandise distribution and allocation procedures and rationalizing staffing levels. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful. We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.
Cash Flow Overview

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by:
Operating activities	$(8,462)	$(8,493)
Investing activities	(13,461)	(4,659)
Financing activities	19,868	12,663
Effect of foreign exchange rate on cash	(461)	(286)
Net decrease in cash	$(2,516)	$(775)
Six Months Ended June 30, 2012
Cash used in operating activities was $8.5 million. This was a result of net losses of $23.2 million and an increase in working capital requirements of $7.8 million, offset by non-cash expenses of $22.5 million. Non-cash expenses include depreciation, amortization, loss on disposal of property and equipment, impairment charges, foreign currency exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, gain on extinguishment of debt, accrued interest-in-kind, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. The increase in cash used for working capital is primarily due to a decrease in accrued expenses and other liabilities of $5.8 million, increase in other assets of $3.9 million, increase in prepaid and other current assets of $2.9 million and increase in trade receivables of $2.0 million, partially offset by a decrease in inventories of $4.6 million and a decrease in income taxes receivable/payable of $2.2 million. Improvements in liquidity from new equity financing in 2011 as well as higher sales have allowed us to gradually reduce accrued expenses and other liabilities. The decrease in inventory levels is due to the gradual improvements in our sales as well as the effects of stabilizing raw material costs.
Cash used in investing activities was $13.5 million. This consisted primarily of $5.9 million in restricted cash used as collateral to secure our standby letters of credit associated with the worker's compensation self-insurance policy and other liabilities. In addition, capital expenditures during the period were $7.6 million. Net investments in property and equipment in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Net investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.
Cash provided by financing activities was $19.9 million. This consisted primarily of proceeds from borrowings of $42.9 million under the new revolving credit facility and $30.0 million for a term loan, both under the Crystal Credit Agreement, partially offset by the repayment of the previous revolving credit facility for $48.3 million with Bank of America. Borrowings are primarily used to fund our operating and working capital needs.

Six Months Ended June 30, 2011
Cash used in operating activities was $8.5 million. This was a result of net losses of $21.0 million and an increase in working capital requirements of $3.4 million, offset by non-cash expenses of $15.9 million. Non-cash expenses primarily include depreciation, amortization, loss on disposal of property and equipment, impairment charges, foreign currency exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, gain on extinguishment of debt, accrued interest-in-kind, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. The increase in cash used for working capital is primarily due to an increase in inventory of $12.3 million, an increase in income taxes receivable of $1.8 million, an increase in other long-term assets of $1.4 million and an increase in trade receivables of $0.5 million, partially offset by a net increase in accounts payable, accrued expenses and other liabilities of

$10.2 million, decreases in prepaid expenses, and other current assets of $2.3 million. Inventory increased in part due to the effect of a historically high cost of yarn and related increase in fabric costs. The increase in accounts payable was as a result of higher inventory and reduced liquidity during the first half of 2011. The new equity investments in the second and third quarter of 2011 and improving sales have resulted in the reduction of the accounts payable balance in 2012.
Cash used in investing activities was $4.7 million. This consisted of increased net investment in property and equipment of $1.3 million for the U.S. Wholesale segment, $2.7 million for the U.S. Retail segment, $0.1 million for the Canada segment and $0.6 million for the International segment. We did not open any new stores in the first half of 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment, were primarily to make maintenance replacements and other minor upgrades for existing stores.
Cash provided by financing activities was $12.7 million. This consisted primarily from proceeds of $14.4 million from the sale of common stock and purchase rights, and $3.1 million in proceeds from a sale-leaseback financing transaction for manufacturing equipment, partially offset by repayment of $0.8 million under our revolving credit facilities and repayment other net borrowings.
Debt Agreements and Other Capital Resources
Revolving Credit Facilities
Crystal Credit Facility - On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal") and other lenders and ("Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million. The Crystal Credit Agreement matures on March 13, 2015. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal and are collateralized by substantially all of our U.S. assets, and equity interests in certain of our foreign subsidiaries. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period April 13, 2012 through September 1, 2012. Interest under the agreement is at the 90-day LIBOR plus 9.0%, and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility. The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced of (a) 3.00% if such payment or reduction occurs in the first year, (b) 2.00% if such payment or reduction occurs in the second year, and (c) 0.00% thereafter. Our available borrowing capacity at June 30, 2012 was $2.0 million.
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
Bank of Montreal Credit Facility - We also have a revolving credit facility (the “Bank of Montreal Credit Agreement”) of C$11.0 million from Bank of Montreal (BofM). The revolving credit facility is secured by liens on personal property on all present and future movable property of our Canadian operations. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by BofM. Interest under the agreement is at the bank’s prime rate (3.0% at June 30, 2012) plus 4.0%. Our available borrowing capacity at June 30, 2012 was $1.1 million. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
The Bank of Montreal Credit Agreement matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all. While we intend to negotiate an extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.

Lion Credit Agreement
Term Loan - We have a loan agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively) that provided us with term loans in an aggregate principal amount equal to $80.0 million. The term loan under the Lion Credit Agreement matures on December 31, 2015 and bears interest at a range between 15% and 18% per annum depending on certain financial covenants relating to the ratio of Total Debt to Consolidated EBITDA for the trailing four quarters and Consolidated EBITDA for the trailing twelve months, payable quarterly in arrears. As of June 30, 2012, we had outstanding approximately $95.7 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion.
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
Lion Warrants - In connection with the Lion Credit Agreement, we issued warrants ("Lion Warrants") to Lion, which may be exercised by Lion by (1) paying the exercise price in cash, (2) pursuant to a “cashless exercise” of the warrant, or (3) by a combination of the two methods. On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, we entered into an amendment to the Lion Credit Agreement, which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA ratio, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). The effectiveness of the amendment to the Lion Warrant will be subject to the approval by the Company's stockholders. On March 31, 2012, we did not meet the EBITDA requirement and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share.
As of June 30, 2012, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. The estimated fair value of $15.1 million at June 30, 2012 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
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
SOF Warrants - In connection with the Ninth Amendment with SOF Investments, L.P. ("SOF") to extend the maturity date of our credit agreement with SOF from January 18, 2009 to April 20, 2009, we issued warrants ("SOF Warrants") to SOF, to purchase 1,000 shares of our common stock. These warrants expire on December 19, 2013. The exercise price of the SOF Warrants at the time of issuance was $3.00 per share and is subject to adjustment under certain circumstances. As a result of the issuance of warrants to Lion in February and April 2011, and the sale of common stock to the Investors in April and July 2011, the exercise price of the SOF Warrant was reduced to $2.139 per share. As a result of the change in exercise price for the Lion Warrants on June 30, 2012, the exercise price of the SOF Warrant was changed to $2.148 per share. As of June 30, 2012, the estimated fair value of $0.1 million is recorded as a current liability in our condensed consolidated balance sheets. See Note 11, Stockholders' Equity to our consolidated financial statements under Part I, Item 1.

Summary of Debt
The following is an overview of our total debt as of June 30, 2012 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	June 30, 2012	Covenant Violations
Revolving credit facility	Crystal Financial LLC	90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	$38,867	No
Term loan from private investment firm	Crystal Financial LLC	90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	30,000	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	5,924	No
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	From 15.0% to 18.0%	95,700	No
Other			408	N/A
Capital lease obligations	23 individual leases ranging between $1-$511	From 5.0% to 18.0%	2,334	N/A
Cash overdraft			2,512	N/A
Total debt including cash overdraft			$175,745

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
Lion Credit Agreement - Significant covenants in the Lion Credit Agreement include an annual limitation of our capital expenditures to $30.0 million for fiscal 2012, as well as minimum Consolidated EBITDA amounts (as specified in the credit agreement) for any twelve consecutive months as determined at the end of each fiscal quarter. Our total actual capital expenditures for the six months ended June 30, 2012 were $7,599. As of June 30, 2012, the Consolidated EBITDA was $2.7 million over the required minimum. As of June 30, 2012, we were in compliance with the required financial covenants of the Lion Credit Agreement. See Note 7, Long-Term Debt to our condensed consolidated financial statements in Part I, Item 1.
Crystal Credit Agreement - Significant covenants in the Crystal Credit Agreement include a minimum excess availability covenant, which requires us to maintain minimum excess availability of the greater of (1) $8.0 million, or (2) 10% of the borrowing base. If the excess availability falls below this minimum, then we will be required to maintain a fixed charge coverage ratio of not less than 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The Crystal Credit Agreement also includes an annual limitation of our capital expenditures at our domestic subsidiaries to no more than $17.0 million for the year ending December 31, 2012 and $25.0 million for each year thereafter.
During the six months ended June 30, 2012, our excess availability was below the minimum amount and, as a result, we were required to maintain the fixed charge coverage ratio. As of June 30, 2012, we were in compliance with the required financial covenants of the Crystal Credit Agreement.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than C$8.5 million in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility.
As of June 30, 2012, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement.

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
Our C$11.0 million credit agreement with Bank of Montreal matures in December 2012. While we intend to attempt to negotiate an extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, distribution centers and corporate office. These leases frequently include options, which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we intend to negotiate lease renewals as the leases approach expiration.
Issued and outstanding letters of credit were $4.6 million at June 30, 2012 and related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase through the first quarter of 2011. During the first half of 2012, we experienced lower quoted cost of yarn as opposed to sharply rising cost that took place during the first half of 2011. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. Further, in response to increases in our raw material costs we have implemented price increases of certain products across all Business Segments. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on the interest rate exposure on variable rate borrowings at June 30, 2012, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $62 per month. We determined these amounts based on approximately $74,791 of variable rate borrowings at June 30, 2012. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 37.8% of our net sales for the six months ended June 30, 2012 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting as of December 31, 2011 (described below), which has not been fully remediated as of June 30, 2012.
A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of June 30, 2012, the following material weakness existed:
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
We identified and implemented additional internal controls to strengthen account analyses related to inventory costing. We transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. We fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. We enhanced our workforce management system which will enable us to more accurately track direct labor to specific production runs and analyze labor variances specific to our styles. That workforce management system was fully deployed to production process at the end of the first quarter of 2012. We also streamlined certain key analyses related to production cost variances and its impact on inventory. In the third quarter of 2012 we will perform another assessment of standard cost accuracy. We are continuing the process of reviewing all internal controls related to cost accounting and established procedures for cost data validation and enhanced historical cost reporting. We substantially improved the procedures related to analysis of inventory reserve accounts. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels we expect our internal controls over the financial closing and reporting process to strengthen and fully remediate this material weakness.
(c) Changes in ICFR
As noted in section (b) above, at the end of the quarter ended June 30, 2012, we fully deployed a new workforce management system to cover substantially all of the sewing direct labor data capture at our main manufacturing facility in Los Angeles. Other than that noted change, there has been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of June 30, 2012.  We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of June 30, 2012. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
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
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over  1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  On August 29, 2011, we filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  On July 31, 2012, the Court dismissed the Federal Derivative Action, with leave to amend. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief.  We do not maintain any exposure to loss in connection with these shareholder derivative lawsuits.  The lawsuits do not assert any claims against us.  Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our behalf.
Four putative class action lawsuits, entitled Anthony Andrade v. American Apparel, et al., Case No. CV106352 MMM (RCx), Douglas Ormsby v. American Apparel, et al., Case No. CV106513 MMM (RCx), James Costa v. American Apparel, et al., Case No. CV106516 MMM (RCx), and Wesley Childs v. American Apparel, et al., Case No. CV106680 GW (JCGx), were filed in the United States District Court for the Central District of California on August 25, 2010, August 31, 2010, August 31, 2010, and September 8, 2010, respectively, against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased the our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). On March 14, 2011, the Court appointed the firm of Barroway Topaz, LLP (now Kessler Topaz Meltzer & Check, LLP) to serve as lead counsel and Mr. Charles Rendelman to serve as lead plaintiff. On April 29, 2011, Mr. Rendelman filed a Consolidated Class Action Complaint against American Apparel, certain of our officers, and Lion, alleging two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rules 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  On May 31, 2011, we filed a motion to dismiss the Federal Securities Action. On January 13, 2012, the Court dismissed the Federal Securities Action, with leave to amend. Plaintiff filed an amended complaint on February 27, 2012. We moved to dismiss the amended complaint on March 30, 2012. A hearing on the motion was heard on May 21, 2012. The Court took this matter under submission. Discovery is stayed in the Federal Securities Action, as well as in the Federal Derivative Action, pending resolution of motions to dismiss the Federal Securities Action.
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
On February 17, 2011, the Company filed complaints in arbitration against five former employees seeking: (1) declaratory relief that the arbitration, confidentiality, severance and bonus agreements signed by the former employees are valid and enforceable; (2) damages in the event the former employees or anyone of them breaches their confidentiality agreements, as threatened; (3) attorneys' fees and costs incurred to compel the suit into arbitration; (4) declaratory relief that the former employees' claims of sexual harassment and sexual assault are false and without merit; and (5) declaratory relief that the former employees have attempted to engage in abuse of process for the purpose of extorting from the Company and Dov Charney money solely to avoid public shame and economic loss. On March 4, 2011, one such former employee filed suit against American Apparel, Dov Charney, and certain members of the Board of Directors of American Apparel in the Supreme Court of

New York, County of Kings, Case No. 5018-11.  The suit alleges sexual harassment, gender discrimination, retaliation, negligent hiring and supervision, intentional and negligent infliction of emotional distress, fraud and unpaid wages, and seeks, among other things, an award of compensatory damages, exemplary damages, attorneys' fees and costs, all in an amount of at least $250,000 (the "New York Suit"). In March 2012, the court ordered this case into arbitration. On March 23, 2011, three of the other former employees filed a consolidated suit against American Apparel and Dov Charney in the Superior Court of the State of California for the County of Los Angeles, Case No. BC457920 (the "Los Angeles Suit"). Such action alleges sexual harassment, failure to prevent harassment and discrimination, intentional infliction of emotional distress, assault and battery, and a declaratory judgment that the confidentiality and arbitration agreements signed by plaintiffs are unenforceable. Such action seeks monetary damages, various forms of injunctive relief, and attorneys' fees and costs. On July 28, 2011, the court ordered this case into arbitration.  The Company's insurance carrier has acknowledged coverage of the New York Suit and Los Angeles Suit, subject to a deductible and a reservation of rights.
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
During the three and six months ended June 30, 2012, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 14, 2012) for the year ended December 31, 2011 for a list of our risk factors.

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

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2012

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2012
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 14, 2012
John Luttrell