Form 10-Q
period 2012-09-30
AMERICAN APPAREL, INC
filed 2012-11-14
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The number of shares of the registrant's common stock issued and outstanding as of November 1, 2012 was approximately 110,035,094 and 106,439,304.

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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our liquidity, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our relationship with our lenders, our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE MKT, LLC.;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas, and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	location of our facilities in the same geographic area;

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
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011*
ASSETS
CURRENT ASSETS
Cash	$7,186	$10,293
Trade accounts receivable, net of allowances of $2,143 and $2,195 at September 30, 2012 and December 31, 2011, respectively	25,951	20,939
Prepaid expenses and other current assets	10,800	7,631
Inventories, net	180,879	185,764
Restricted cash	5,928	—
Income taxes receivable and prepaid income taxes	1,475	5,955
Deferred income taxes, net of valuation allowance of $12,003 at both September 30, 2012 and December 31, 2011	639	148
Total current assets	232,858	230,730
PROPERTY AND EQUIPMENT, net	65,959	67,438
DEFERRED INCOME TAXES, net of valuation allowance of $61,770 at both September 30, 2012 and December 31, 2011	1,559	1,529
OTHER ASSETS, net	33,269	25,024
TOTAL ASSETS	$333,645	$324,721
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,625	$1,921
Revolving credit facilities and current portion of long-term debt	71,586	50,375
Accounts payable	37,247	33,920
Accrued expenses and other current liabilities	38,750	43,725
Fair value of warrant liability	28,455	9,633
Income taxes payable	389	2,445
Deferred income tax liability, current	697	150
Current portion of capital lease obligations	1,017	1,181
Total current liabilities	180,766	143,350
LONG-TERM DEBT, net of unamortized discount of $29,959 and $20,183 at September 30, 2012 and December 31, 2011, respectively	103,964	97,142
CAPITAL LEASE OBLIGATIONS, net of current portion	1,083	1,726
DEFERRED TAX LIABILITY	108	96
DEFERRED RENT, net of current portion	21,597	22,231
OTHER LONG-TERM LIABILITIES	12,250	12,046
TOTAL LIABILITIES	319,768	276,591
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 110,020 shares issued and 106,384 shares outstanding at September 30, 2012 and 108,870 shares issued and 105,588 shares outstanding at December 31, 2011	11	11
Additional paid-in capital	173,787	166,486
Accumulated other comprehensive loss	(2,735)	(3,356)
Accumulated deficit	(155,029)	(112,854)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' EQUITY	13,877	48,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,645	$324,721
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$162,160	$140,889	$444,282	$389,760
Cost of sales	76,960	65,898	209,990	178,705
Gross profit	85,200	74,991	234,292	211,055
Selling expenses	58,017	52,283	168,258	152,536
General and administrative expenses (including related party charges of $332 and $177 for the three months ended September 30, 2012 and 2011, respectively, and $883 and $628 for the nine months ended September 30, 2012 and 2011, respectively)	22,566	24,552	71,792	77,025
Retail store impairment	—	784	129	2,436

Income (loss) from operations	4,617	(2,628)	(5,887)	(20,942)

Interest expense	10,454	8,832	30,274	23,715
Foreign currency transaction (gain) loss	(685)	1,855	141	780
Unrealized loss (gain) on change in fair value of warrants and purchase rights	13,312	(6,101)	15,340	(21,201)
(Gain) loss on extinguishment of debt	—	—	(11,588)	3,114
Other expense (income)	36	(186)	188	(240)
Loss before income taxes	(18,500)	(7,028)	(40,242)	(27,110)
Income tax provision	512	166	1,933	1,042
Net loss	$(19,012)	$(7,194)	$(42,175)	$(28,152)

Basic and diluted loss per share	$(0.18)	$(0.07)	$(0.40)	$(0.32)
Weighted average basic and diluted shares outstanding	106,248	102,279	105,960	88,614

Net loss (from above)	$(19,012)	$(7,194)	$(42,175)	$(28,152)
Other comprehensive income (loss) item:
Foreign currency translation, net of tax	1,073	(1,279)	622	135
Other comprehensive income (loss), net of tax	1,073	(1,279)	622	135
Comprehensive loss	$(17,939)	$(8,473)	$(41,553)	$(28,017)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$439,634	$387,780
Cash paid to suppliers, employees and others	(431,915)	(392,684)
Income taxes refunded (paid)	646	(1,413)
Interest paid	(6,635)	(3,959)
Other	(160)	323
Net cash provided by (used in) operating activities	1,570	(9,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,257)	(7,284)
Proceeds from sale of fixed assets	70	72
Restricted cash	(5,926)	—
Net cash used in investing activities	(20,113)	(7,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	704	(2,484)
Repayments of expired revolving credit facilities, net	(48,324)	(1,309)
Borrowings under current revolving credit facilities, net	39,337	—
Borrowings (repayments) of term loans and notes payable	30,042	(10)
Payment of debt issuance costs	(4,965)	(1,690)
Net proceeds from issuance of common stock and purchase rights	—	21,710
Proceeds from equipment lease financing	—	3,100
Repayment of capital lease obligations	(810)	(996)
Net cash provided by financing activities	15,984	18,321

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(548)	(844)

NET (DECREASE) INCREASE IN CASH	(3,107)	312
CASH, beginning of period	10,293	7,656
CASH, end of period	$7,186	$7,968

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(42,175)	$(28,152)
Depreciation and amortization of property and equipment, and other assets	17,040	19,109
Retail store impairment	129	2,436
Loss on disposal of property and equipment	28	83
Share-based compensation expense	7,333	4,538
Unrealized loss (gain) on change in fair value of warrants and purchase rights	15,340	(21,201)
Amortization of debt discount and deferred financing costs	7,655	6,120
(Gain) loss on extinguishment of debt	(11,588)	3,114
Accrued interest paid-in-kind	15,984	13,636
Foreign currency transaction loss	141	780
Allowance for inventory shrinkage and obsolescence	(339)	783
Bad debt expense	73	503
Deferred income taxes	32	793
Deferred rent	(649)	(1,862)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(4,721)	(2,483)
Inventories	6,238	(8,651)
Prepaid expenses and other current assets	(3,343)	(174)
Other assets	(5,756)	(2,880)
Accounts payable	2,471	1,492
Accrued expenses and other liabilities	(4,750)	3,227
Income taxes receivable / payable	2,427	(1,164)
Net cash provided by (used in) operating activities	$1,570	$(9,953)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$98	$1,488
Reclassification of Lion Warrant from equity to debt	—	11,339
Conversion of debt to equity	—	4,688
Issuance of warrants and purchase rights at fair value	—	6,387
Exercise of purchase rights	—	2,857

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2012, the Company operated a total of 251 retail stores in 20 countries, including the United States, Canada and 18 other countries.

Liquidity and Management's Plan
As of September 30, 2012, the Company had approximately $7,186 in cash and $3,493 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had outstanding $35,576 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $5,901 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $103,614 (including paid-in-kind interest of $12,433 and net of discount $29,959) of term loans outstanding under the Lion Credit Agreement (as defined in Note 7).
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
In connection with the Crystal Credit Agreement, the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date of the term loan with Lion Capital LLP ("Lion") to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated EBITDA), (iv) modified certain financial covenants and covenants related to capital expenditures and (v) requires a minimum of 5% of each interest payment on the outstanding principal in cash starting on September 1, 2012.
On August 30, 2012, the Company entered into a second amendment to the Crystal Credit Agreement ("Crystal Second Amendment") and an eighth amendment to the Lion Credit Agreement ("Lion Eighth Amendment"). The Crystal Second Amendment extended until December 31, 2012 the period during, which loans under the Crystal Credit Agreement based on the American Apparel brand name may remain outstanding, added a minimum Consolidated EBITDA covenant for the remainder of 2012 and a minimum excess availability covenant for the period of December 17, 2012 through February 1, 2013. In connection with the Crystal Second Amendment, the Lion Eighth Amendment added a second minimum Consolidated EBITDA covenant that conforms to the Crystal minimum Consolidated EBITDA covenant (Monthly Minimum Consolidated EBITDA). See Notes 6 and 7.
The Company entered into a ninth amendment and waiver to the Lion Credit Agreement (the "Lion Ninth Amendment") effective as of September 30, 2012, which among other things, waived the Company's obligation to maintain the minimum Consolidated EBITDA covenants specified in the Lion Credit Agreement, as amended, for the twelve month period ended September 30, 2012. As a result, the Company was in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012.
On November 12, 2012, the Company and certain of its subsidiaries entered into amendments to both the Crystal Credit Agreement and the Lion Credit Agreement that, among other things, reduced by $600 the target minimum EBITDA for the twelve months ended October 31, 2012 under the financial covenants of each credit agreement, respectively.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets, and liabilities at the date of the financial statements, and reported amounts of revenues, and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, property and equipment; fair value calculations, including derivative liabilities such as warrants; contingencies, including accruals for the outcome of current litigation and self-insurance liabilities; gift card liabilities; and income taxes, including uncertain tax positions and recoverability of deferred income taxes.
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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $5,504 and $9,549 held in foreign banks at September 30, 2012 and December 31, 2011, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 22.5% and 16.3% of the Company’s total accounts receivables as of September 30, 2012 and December 31, 2011, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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
As of September 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
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
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured in connection with the Company’s annual goodwill impairment test.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption and/or the terminal value assumption, in isolation, can have a significant effect on the fair value of the reporting unit.
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

Gift Cards

Upon issuance of a gift card a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). The Company determines breakage income for gift cards based on historical redemption patterns. Breakage income is recorded in selling expenses, which is a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss, when the Company can determine the portion of the selling expense where redemption is remote, which is two years after the gift card is issued. The Company's gift cards do not have expiration dates.

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions the Company uses to calculate its breakage income. However, if the actual rate of redemption of gift cards increases significantly, the Company's operating results could be adversely affected.

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
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740—“Income Taxes”, and gross unrecognized tax benefits at September 30, 2012 and December 31, 2011 are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations and comprehensive loss.

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
Subsequent Events
The Company has evaluated events that occurred subsequent to September 30, 2012 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Note 3. Inventories
The components of inventories are as follows:

	September 30, 2012	December 31, 2011
Raw materials	$21,695	$18,326
Work in process	2,383	2,468
Finished goods	160,429	168,902
	184,507	189,696
Less reserve for inventory shrinkage and obsolescence	(3,628)	(3,932)
Total, net of reserves	$180,879	$185,764
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and nine months ended September 30, 2012 and 2011, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for such identified excess and slow-moving inventories. At September 30, 2012 and December 31, 2011, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $2,164 and $2,050, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory counts. The Company had a reserve for inventory shrinkage in the amount of $1,464 and $1,882 at September 30, 2012 and December 31, 2011, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and nine months ended September 30, 2012, depreciation and amortization expense was $5,538 and $17,040, respectively. For the three and nine months ended September 30, 2011, depreciation and amortization expense was $6,126 and $19,109, respectively.
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
Based upon the results of the analyses above, the Company determined that no impairment charges for the three months ended September 30, 2012 were required. For the nine months ended September 30, 2012, the Company incurred impairment charges of $129 relating to a store closure in Canada. For the three and nine months ended September 30, 2011, the Company incurred impairment charges of $784 and $2,436, respectively, primarily related to certain retail store leasehold improvements and key money in the International and the U.S. Retail segments.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2012	December 31, 2011
Compensation, bonuses and related taxes	$9,682	$11,339
Workers' compensation and other self-insurance reserves (Note 14)	5,807	5,318
Sales, value and property taxes	3,640	3,721
Gift cards and store credits	4,223	6,939
Loss contingencies	572	1,575
Accrued vacation	898	790
Deferred revenue	830	892
Deferred rent	2,303	2,170
Other	10,795	10,981
Total accrued expenses	$38,750	$43,725

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
Revolving credit facilities and current portion of long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Revolving credit facility (Crystal), maturing March 2015	$35,576	$—
Term loan (Crystal), maturing March 2015	30,000	—
Revolving credit facility (Bank of America), replaced in March 2012	—	48,324
Revolving credit facility (Bank of Montreal), maturing December 2012	5,901	1,995
Current portion of long-term debt (Note 7)	109	56
Total revolving credit facilities and current portion of long-term debt	$71,586	$50,375
The Company incurred interest charges of $10,454 and $30,274 for the three and nine months ended September 30, 2012, respectively, and $8,832 and $23,715 for the three and nine months ended September 30, 2011, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the three and nine months ended September 30, 2012 and 2011 were not significant.
Revolving Credit Facility and Term Loan - Crystal
On March 13, 2012, the Company replaced its existing revolving credit facility of $75,000 with BofA with a $80,000 senior secured credit facility with Crystal Financial LLC ("Crystal" and the credit facility the "Crystal Credit Agreement"), and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable. In addition, the initial borrowing base under the revolving credit facility was increased by $12,500 for the value associated with the brand name. On August 30, 2012, the Company entered into a second amendment to the Crystal Credit Agreement ("Crystal Second Amendment"), which extended until December 31, 2012 the period during which loans under the Crystal Credit Agreement based on the American Apparel brand name may remain outstanding. This initial increase based on the brand name will be ratably reduced to $0 during the period from April 13, 2012 through January 1, 2013. The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of the Company's U.S. and U.K. assets and equity interests in certain of its foreign subsidiaries. The amount available for additional borrowings on September 30, 2012 was $1,443.
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
As of September 30, 2012, the interest rate under the agreement was 9.47% (the 90-day LIBOR at 0.47% plus 9.0%) and also included an unused facility fee ranging from 0.375% to 1.0% on the unused portion of the revolving credit facility, payable monthly. Beginning August 30, 2012, as a result of the second amendment, the interest rate with respect to the brand name portion of the outstanding principal amount of the revolving credit facility of $5,000 was 20.22% (the 90-day LIBOR at 0.47% plus 19.75%). The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility are permanently reduced of (a) 3.0% if such payment or reduction occurs in the first year, (b) 2.0% if such payment or reduction occurs in the second year, and (c) 0.0% thereafter.
In connection with the financing from Crystal, the Company entered into amendments to the Lion Credit Agreement. See Notes 7 and 11.
Significant covenants in the Crystal Credit Agreement include a minimum excess availability covenant that requires us to maintain minimum excess availability of the greater of (1) $8,000, or (2) 10.0% of the borrowing base. If the excess availability falls below this minimum, then we will be required to maintain a fixed charge coverage ratio of not less than 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The Crystal Second Amendment adds a new minimum excess availability covenant that requires the Company to maintain minimum excess availability to be no less than $5,000 during the period from December 17, 2012 to February 1, 2012 and also adds a minimum monthly Consolidated EBITDA covenant for the remainder of 2012 to be determined at the end of each month. Furthermore, the Crystal Credit Agreement includes an annual limitation of our capital expenditures at the Company's domestic subsidiaries to no more than $17,000 for the year ending December 31, 2012 and $25,000 for each year thereafter.
The Crystal Credit Agreement contains cross-default provisions with the Lion Credit Agreement and the Bank of Montreal Credit Agreement, whereby an event of default (as defined) occurring under the Lion Credit Agreement or the Bank of Montreal Credit Agreement would cause an event of default under the Crystal Credit Agreement.
During the nine months ended September 30, 2012, the Company's excess availability was below the minimum amount and as a result, it was required to maintain the fixed charge coverage ratio. As of September 30, 2012, the Company was in compliance with the required financial covenants of the Crystal Credit Agreement.
Revolving Credit Facility - Bank of America
The Company had a revolving credit facility of $75,000 with BofA, which was replaced with the Crystal Credit Agreement on March 13, 2012.
Revolving Credit Facility - Bank of Montreal
The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 with a fixed maturity date of December 30, 2012, bearing interest at 7.0% (the bank's prime rate at 3.0% as of September 30, 2012 plus 4.0% per annum payable monthly). This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at September 30, 2012 was $2,050.
The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio, tested at the end of each month which, as defined in the agreement, must not be less than 1.25 to 1.00. The Bank of Montreal Credit Agreement also restricts the Company's Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than $8,500 in any fiscal year, and imposes a minimum excess availability covenant, which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5.0% of the revolving credit commitment under the facility.
Additionally, the Bank of Montreal Credit Agreement contains cross-default provisions with the Crystal Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the Crystal Credit Agreement, and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.
As of September 30, 2012, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Long-term debt with Lion (a)	$103,614	$96,760
Other	459	438
Total long-term debt	104,073	97,198
Current portion of debt	(109)	(56)
Long-term debt, net of current portion	$103,964	$97,142
(a) Including accrued interest paid-in-kind of $12,433 and $17,550 and net of unamortized discount of $29,959 and $20,183 at September 30, 2012 and December 31, 2011, respectively.

Lion Credit Agreement
On March 13, 2009, the Company entered into an $80,000 term loan with Lion Capital LLP (the "Lion Credit Agreement"). Pursuant to the Lion Credit Agreement, Lion made term loans to the Company in an aggregate principal amount equal to $80,000. The original term loans under the Lion Credit Agreement were scheduled to mature on December 13, 2013 and bore interest at a rate of 15% per annum, payable quarterly in arrears. Effective June 23, 2010 and on February 18, 2011, the Lion Credit Agreement was amended to increase the interest rate to a range between 15% and 18% per annum depending on certain financial covenants relating to the ratio of Total Debt to Consolidated EBITDA for the trailing four quarters and Consolidated EBITDA for the trailing twelve months. For the three and nine months ended September 30, 2012, the Company did not meet these financial covenants and as a result, the interest rate was 18% per annum. On March 13, 2012, in connection with the Crystal Credit Agreement (see Note 6), the Company entered into a seventh amendment to extend the maturity date of the Lion Credit Agreement to December 31, 2015, as described below. On August 30, 2012, in connection with the Crystal Second Amendment (see Note 6), the Lion Eighth Amendment added a second minimum Consolidated EBITDA covenant that conforms to the Crystal minimum consolidated EBITDA covenant, as described below. The Company entered into the Lion Ninth Amendment effective as of September 30, 2012, which waived the requirement that the Company meet the minimum Consolidated EBITDA covenants for the twelve month period ended September 30, 2012. The Lion Ninth Amendment further provides for an increase of 0.52% in the interest rate under the Lion Credit Agreement for the period from October 1, 2012 to December 31, 2012, payable in-kind.
At the Company's option, except as described below, accrued interest may be paid (i) entirely in cash, (ii) paid half in cash and half in-kind, or (iii) entirely in-kind. In connection with the seventh amendment (described below), beginning on September 1, 2012, the Company is required to pay a portion of its interest in cash. The additional 0.52% interest payable under the Lion Credit Agreement for the period of October 1, 2012 to December 31, 2012 is payable in-kind. The Company's obligations under the Lion Credit Agreement are secured by a second lien on substantially all of the assets of the Company. The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations, and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures, and the ability of the Company to incur additional debt and liens), and certain financial covenants. The Company is permitted to prepay the loans in whole or in part at any time at its option, with no prepayment penalty.
Significant covenants in the Lion Credit Agreement include an annual limitation of the Company's capital expenditures to $30,000. Other covenants under the Lion Credit Agreement have been modified over time in connection with amendments.
Seventh Amendment - On March 13, 2012, in connection with the new credit agreement with Crystal (see Note 6), the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated EBITDA) and, (iv) modifies certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended (see Note 11). In addition, the seventh amendment modifies the Lion Credit Agreement to provide for interest at a rate of 5% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in-kind or in cash at the option of the Company).
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
Eighth Amendment - On August 30, 2012, in connection with the second amendment to the Crystal Credit Agreement (see Note 6), the Company entered into an eighth amendment to the Lion Credit Agreement that, among other things, adds a second minimum Consolidated EBITDA covenant for the remainder of 2012 to be determined at the end of each month (Monthly Minimum Consolidated EBITDA) that conforms to the minimum Consolidated EBITDA covenant in the Crystal Credit Agreement.
Ninth Amendment - The Company entered into the Lion Ninth Amendment effective September 30, 2012, which among other things waived the the Company's obligation to maintain the minimum Consolidated EBITDA covenants for the twelve month period ended September 30, 2012. As of result, the Company was in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012.
Amortization of debt discount included in interest expense was $1,986 and $6,100 for the three and nine months ended September 30, 2012, respectively, and $2,178 and $5,064 for the three and nine months ended September 30, 2011, respectively.
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
The Company did not have any assets or liabilities categorized as Level 1 as of September 30, 2012.
The carrying amounts and fair values of the Company's financial instruments are presented below as of September 30, 2012:

	Carrying Amount		Fair Value
Liabilities
Long-term debt with Lion, net of discount of $29,959 and including interest paid-in-kind of $12,433 (Level 3)	$103,614		$100,646
Lion Warrant (Level 3)	—	(a)	28,243
SOF Warrant (Level 3)	—	(a)	212
	$103,614		$129,101
 (a) no cost is associated with these liabilities (see Note 11)

The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants and Purchase Rights using Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30,
	2012	2011
Balance at January 1,	$9,633	$993
Additions	—	38,154
Exercises	—	(2,857)
Adjustment resulting from change in value recognized in earnings	15,340	(24,391)
Gain on extinguishment of debt (see Note 7)	3,482	—
Balance at September 30,	$28,455	$11,899

Note 9. Income Taxes
Income taxes for the three and nine months ended September 30, 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740, “Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
The Company reported income from operations for the three months ended September 30, 2012 and a loss from operations for the nine months ended September 30, 2012. The Company incurred a loss from operations for the three and nine months ended September 30, 2011 and also incurred a loss for the year ended December 31, 2011. Based primarily upon recent history of cumulative losses and the results of operations for the nine months ended September 30, 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required. At September 30, 2012, the Company recorded valuation allowances against its current and non-current deferred tax assets totaling $73,773. At September 30, 2012 the Company had federal net operating loss carryforwards of approximately $73,271. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has not completed an analysis of its Section 382 ownership changes to determine whether the utilization of certain of its net operating loss carryforwards in the United States is limited.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2008 through December 31, 2011. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through December 31, 2011, depending on the particular jurisdiction. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities and there have been no material changes for the three months ended September 30, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax expense in the accompanying condensed consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the accompanying condensed consolidated balance sheets. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company is being audited by the Canadian Revenue Agency (“CRA”) for the years ended December 31, 2005 through December 31, 2007. In connection with the audit, the CRA issued a proposed adjustment disallowing certain management fees. At this time, the Company does not anticipate this audit to result in a material impact on the Company. The Company concluded its audit by the U.S. Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010 with no tax owed due to utilization of federal net operating loss carryback. The state jurisdiction impact of the federal audit adjustments is included in the Company's current liabilities. The Company is also currently being audited by various state jurisdictions. At this time, the Company does not anticipate these audits to result in a material impact on the Company.
Note 10. Related Party Transactions
For a description of loans made by Lion to the Company and a description of the warrants issued by the Company to Lion see Notes 7 and 11.
Personal Guarantees by the Company’s CEO
As of September 30, 2012, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $8,098 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with two vendors aggregating $900.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011, and was subsequently extended for the next five years on substantially the same terms. Rent expense (including property taxes and insurance payments) for the three and nine months ended September 30, 2012 was $272 and $675, and for the three and nine months ended September 30, 2011 was $155 and $466, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the United States. Mr. M. Charney was paid architectural consulting and director fees amounting to $60 and $208 for the three and nine months ended September 30, 2012, and $22 and $162 for the three and nine months ended September 30, 2011, respectively.
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
Note 11. Stockholders' Equity
Common Stock Warrants
Lion Warrants
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, the Company entered into an amendment to the Lion Credit Agreement (see Note 7), which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). As of March 31, 2012, the Company did not meet the EBITDA requirement, and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share. The fair value for the warrants at September 30, 2012 was estimated using the Binomial Lattice option valuation model. The fair value of the warrants at September 30, 2011 was estimated using the Monte Carlo simulation valuation model. On a weighted average basis, the calculations assumed a stock price of $1.06, exercise price of $0.81, volatility of 76.05%, annual risk free rate of 2.01%, and a term of 9.78 years.

As of September 30, 2012, the fair value of the 21,606 Lion Warrants was estimated to be $28,243 and was recorded as a current liability in the accompanying condensed consolidated balance sheets.
SOF Warrants
As a result of the change in exercise price for the Lion Warrants on March 31, 2012, the exercise price of the SOF warrants were changed to $2.148 per share. As of September 30, 2012, the fair value of the SOF warrants, estimated using the Binomial Lattice option valuation model, was $212 and was recorded as a current liability in the accompanying condensed consolidated balance sheets. On a weighted average basis, the calculation as of September 30, 2012 was based on a contractual remaining term of 1.2 years, exercise price of $2.148, interest rate of 0.19%, volatility of 58.99% and no dividends.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2012	22,606	$1.05	6.0
Issued (1)	44,212	0.90	7.3
Forfeited (1)	(44,212)	1.03	—
Expired	—	—	—
Outstanding - September 30, 2012	22,606	$0.81	9.0
Fair value - September 30, 2012	$28,455
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
The Company had common stock under various options, warrants and other agreements at September 30, 2012 and 2011. The weighted average effects of 56,874 and 51,862 shares at September 30, 2012 and 2011, respectively, were excluded from the calculations of net loss per share for the three and nine months ended September 30, 2012 and 2011, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of September 30, 2012 and 2011 are as follows:

	2012	2011
SOF warrants	1,000	1,000
Lion warrants	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	7,500	—
Employee options & restricted shares	4,240	6,728
	56,874	51,862
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
2011 Plan
On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting, of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. The 2011 Plan provides for each of the Company's non-employee directors to automatically receive an annual stock grant, equal to the number of shares of the Company's common stock having an aggregate market value of $80, at the beginning of each year of Board service. As of September 30, 2012, there were approximately 9,295 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding under the 2007 and 2011 Plans (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2012	3,186	$1.45	2.7
Granted	1,348	0.92
Vested	(796)	0.88
Forfeited	(198)	1.25
Non-vested - September 30, 2012	3,540	$1.38	1.1
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of four to five years of continued service by the employee in equal annual installments. Share-based compensation is recognized over the vesting period based on the grant-date fair value.

Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	950	$1.06	9.5
Granted	—	—	—
Forfeited	—	—	—
Expired	(250)	1.75	—
Outstanding - September 30, 2012	700	$0.82	9.0
Vested (exercisable) - September 30, 2012	350	$0.82	9.0	$—
Non-vested (exercisable) - September 30, 2012	350	$0.82	9.0	$—
Share-Based Compensation Expense
During the three months ended September 30, 2012 and 2011, the Company recorded share-based compensation expense of $2,949 and $2,093, respectively, related to its share-based compensation awards that are expected to vest. During the nine months ended September 30, 2012 and 2011, the Company recorded share-based compensation expense of $7,333 and $4,538, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of September 30, 2012 unrecorded compensation cost related to non-vested awards was $11,024, which is expected to be recognized through 2015.
CEO Anti-Dilution Rights - During the three months ended September 30, 2012 and 2011, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $1,105 and $1,197, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded share-based compensation expense of $3,599 and $1,808, respectively. As of September 30, 2012, unrecorded compensation cost was $3,431, which is expected to be recognized through 2015.
On October 16, 2012, the Company and Mr. Charney entered into an amendment to the anti-dilution provisions contained in the Purchase Agreement with Mr. Charney dated as of April 27, 2011. Subject to receipt of any required shareholder approval under the rules of the NYSE MKT, the amendment extends by one year the measurement periods for Mr. Charney’s anti-dilution protection provisions and reduces the length of the corresponding stock price target periods from 60 days to 30 days. As of October 16, 2012, the fair value of these awards of $13,192 was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, the stock price of $1.3, annual risk free rate of 0.45%, volatility of 90.46% and a term of 3.5 years.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock (see Note 10). The shares are issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. The grant date fair value of the award is based on the share price of $0.75 and will be recognized over the related service and amortization period in three probability-weighted terms of 1.2, 2.1 and 3.1 years corresponding to the three measurement periods. During the three and nine months ended September 30, 2012, the Company recorded share-based compensation expense of $859 and $1,718, respectively. As of September 30, 2012, unrecorded compensation cost was $3,906, which is expected to be recognized through 2015.
Non-Employee Directors
On April 1, 2012, July 2, 2012 and October 1, 2012, the Company issued a quarterly stock grant to each non-employee director of approximately 12, 11 and 7 shares of common stock, based upon the closing prices of $0.82, $0.90 and $1.53 per share, respectively. Additionally, Messrs. Danzinger and Igelman each received an additional 23 shares for services performed during the second half of 2011. The share-based compensation is reflected in operating expenses in the accompanying condensed consolidated statements of operations.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on

July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,667 and $57,483 for the three and nine months ended September 30, 2012, respectively, and $19,612 and $58,874 for the three and nine months ended September 30, 2011, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of September 30, 2012 and as of December 31, 2011 for state sales tax contingencies.
Customs and duties
The Company is being audited by the German customs authorities for the years ended December 31, 2009 through December 31, 2011. As the audit is still in its preliminary stages, the Company is unable to predict the financial outcome of the matter at this time and has not recorded a provision for this matter. However, no assurance can be made that this matter will not result in a material financial exposure, which could have a material effect on the Company's financial condition, results of operations or cash flows.
Advertising
At September 30, 2012 and December 31, 2011, the Company had approximately $1,607 and $4,378, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising during the remainder of 2012.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.62% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of September 30, 2012 the undiscounted liability amount was $14,940. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of September 30, 2012 and December 31, 2011, the Company had issued standby letters of credit in the amounts of $3,326 and $5,492, respectively, with three insurance companies being the beneficiaries, through a bank. At September 30, 2012, the Company recorded a total reserve of $14,685, of which $3,897 is included in accrued expenses and $10,788 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2011, the Company recorded a total reserve of $14,189, of which $3,598 is included in accrued expenses and $10,591 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses, which are probable and reasonably estimable.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At September 30, 2012 and December 31, 2011, the Company's total reserve of $1,910 and $1,720, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 15. Business Segment and Geographic Area Information

The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of imprintable apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 140 retail stores operating in the United States, as of September 30, 2012. The Canada segment includes retail, wholesale and online consumer operations in Canada. As of September 30, 2012, the retail operations in the Canada segment were comprised of 35 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of September 30, 2012, the retail operations in the International segment were comprised of 76 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following tables represents key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$39,862	$—	$3,215	$2,113	$45,190
Retail net sales	—	52,714	13,086	39,256	105,056
Online consumer net sales	6,985	—	416	4,513	11,914
Total net sales to external customers	46,847	52,714	16,717	45,882	162,160
Gross profit	12,873	34,361	10,166	27,800	85,200
Income from segment operations	5,811	3,116	721	4,192	13,840
Depreciation and amortization	1,446	2,747	394	951	5,538
Capital expenditures	3,300	2,136	328	894	6,658
Deferred rent expense (benefit)	297	(349)	(58)	(122)	(232)

	Three Months Ended September 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$36,780	$—	$2,958	$2,825	$42,563
Retail net sales	—	43,104	11,944	33,244	88,292
Online consumer net sales	5,625	—	362	4,047	10,034
Total net sales to external customers	42,405	43,104	15,264	40,116	140,889
Gross profit	8,897	29,607	9,432	27,055	74,991
Income (loss) from segment operations	4,465	(622)	(527)	5,339	8,655
Depreciation and amortization	1,833	2,599	404	1,290	6,126
Capital expenditures	838	1,169	77	473	2,557
Retail store impairment	—	119	640	25	784
Deferred rent expense (benefit)	59	(294)	(30)	(219)	(484)

	Nine Months Ended September 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$110,380	$—	$9,449	$7,183	$127,012
Retail net sales	—	143,444	34,181	102,859	280,484
Online consumer net sales	21,232	—	1,466	14,088	36,786
Total net sales to external customers	131,612	143,444	45,096	124,130	444,282
Gross profit	36,582	93,977	26,627	77,106	234,292
Income (loss) from segment operations	18,324	449	(1,888)	8,339	25,224
Depreciation and amortization	4,795	8,074	1,107	3,064	17,040
Capital expenditures	6,502	3,990	1,144	2,621	14,257
Retail store impairment	—	—	129	—	129
Deferred rent expense (benefit)	393	(509)	(156)	(377)	(649)

	Nine Months Ended September 30, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$98,840	$—	$8,711	$7,479	$115,030
Retail net sales	—	120,483	32,246	92,059	244,788
Online consumer net sales	16,353	—	1,299	12,290	29,942
Total net sales to external customers	115,193	120,483	42,256	111,828	389,760
Gross profit	30,518	82,031	25,463	73,043	211,055
Income (loss) from segment operations	16,002	(7,126)	(1,954)	7,618	14,540
Depreciation and amortization	6,015	7,887	1,246	3,961	19,109
Capital expenditures	2,179	3,848	209	1,048	7,284
Retail store impairment	—	296	642	1,498	2,436
Deferred rent expense (benefit)	211	(1,341)	(78)	(654)	(1,862)

Reconciliation of reportable segments combined income from operations for the three and nine months ended September 30, 2012 and 2011 to the consolidated (loss) income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated income from operations of reportable segments	$13,840	$8,655	$25,224	$14,540
Unallocated corporate expenses	(9,223)	(11,283)	(31,111)	(35,482)
Interest expense	(10,454)	(8,832)	(30,274)	(23,715)
Foreign currency transaction gain (loss)	685	(1,855)	(141)	(780)
Unrealized (loss) gain on change in fair value of warrants and purchase rights	(13,312)	6,101	(15,340)	21,201
Gain (loss) on extinguishment of debt	—	—	11,588	(3,114)
Other (expense) income	(36)	186	(188)	240
Consolidated loss before income taxes	$(18,500)	$(7,028)	$(40,242)	$(27,110)

Net sales by geographic location of customer for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$99,562	$85,509	$275,056	$235,676
Canada	16,717	15,264	45,096	42,256
Europe (excluding United Kingdom)	17,311	17,292	48,901	50,194
United Kingdom	12,060	9,888	32,811	27,299
South Korea	3,451	3,098	8,371	7,836
China	1,549	1,118	3,791	2,896
Japan	6,151	4,240	15,190	10,189
Australia	3,629	2,851	10,116	8,572
Other foreign countries	1,730	1,629	4,950	4,842
Total consolidated net sales	$162,160	$140,889	$444,282	$389,760

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
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement, which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for the Company has asserted that it is not obligated to provide coverage for this proceeding.  The Company has not recorded a provision for this matter and intends to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. Should the matter be decided against the Company, the Company could experience an increase in similar suits and suffer reputational harm. The Company does not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect the Company's business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging the Company failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of the Company's employees. The complaint further alleges that the Company failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. The Company does not have insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of September 30, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon its financial condition and results of operations.
On June 21, 2010 Antonio Partida, a former employee of American Apparel, filed suit against the Company on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging the Company failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that the Company failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. The Company has accrued an estimate for this loss contingency in its accompanying condensed consolidated balance sheet as of September 30, 2012.  The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than its estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of  fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief. The Company does not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against the Company. The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. On August 29, 2011, defendants filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  On July 31, 2012, the Court dismissed the Federal Derivative Action, with leave to amend. Plaintiffs in the Federal Derivative Action subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss the consolidated derivative complaint and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals.
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
The Company is currently engaged in other employment-related claims and other matters incidental to its business.  The Company believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs' claims.  Should these matters be decided against the Company, the Company could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations, or cash flows.  The Company cannot assure you, however, that such actions will not have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel. We design, manufacture and sell clothing, accessories and personal care products for women, men, children and babies through retail, wholesale and online distribution channels. As of September 30, 2012, we operated a total of 251 retail stores in the United States, Canada and 18 other countries. Our wholesale business is a leading supplier of T-shirts and other casual wear to screen printers and distributors. In addition, we operate an online retail e-commerce website at www.americanapparel.com where we sell our clothing and accessories directly to consumers.
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
The following sets forth the change in retail store count during the three and nine months ended September 30, 2012 and 2011.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2012
Open at June 30, 2012	140	36	76	252
Opened	—	—	—	—
Closed	—	(1)	—	(1)
Open at September 30, 2012	140	35	76	251

Three Months Ended September 30, 2011
Open at June 30, 2011	146	38	70	254
Opened	—	—	—	—
Closed	(3)	—	(4)	(7)
Open at September 30, 2011	143	38	66	247

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	8	8
Closed	(3)	(2)	(1)	(6)
Open at September 30, 2012	140	35	76	251

Nine Months Ended September 30, 2011
Open at January 1, 2011	157	40	76	273
Opened	—	—	—	—
Closed	(14)	(2)	(10)	(26)
Open at September 30, 2011	143	38	66	247

Comparable Store Sales
The table below shows the increase in comparable store sales for our retail and online stores, for the three and nine months ended September 30, 2012 and 2011, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comparable store sales (1)	20%	3%	17%	—%
Number of stores in comparison	242	244	242	244
(1) Comparable store sales results include the impact of online store sales.

Executive Summary
Results of Operations
Net sales for the nine months ended September 30, 2012 increased $54.5 million, or 14.0%, to $444.3 million from $389.8 million reported nine months ended September 30, 2011 due to higher sales across all of our segments.
Net sales at our U.S. Wholesale segment increased by $16.4 million, or 14.3%, driven by higher sales order volume from a significant number of new and existing customers. Our ability to service orders reliably helped facilitate new account generation, as well as the maintenance of our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Online consumer net sales increased primarily as a result of functional improvements to our website and fulfillment process, and as well as a targeted online advertising and promotion effort.
Net sales at our U.S. Retail, Canada and International segments increased by $38.1 million, or 13.9%, due to strong performance across categories, particularly women's fashion and accessories, as well as better inventory composition and promotional strategy for key volume drivers.
Gross margin for the nine months ended September 30, 2012 was 52.7% compared to 54.1% for the nine months ended September 30, 2011. The decrease in gross margin was due to the net sales impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy. This decrease was partially offset by shift towards higher margin retail sales.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales decreased from 59.5% to 54.1%. Operating expenses were $240.2 million as compared to $232.0 million for the nine months ended September 30, 2012 and 2011, respectively. Excluding the effects of depreciation, amortization and impairment charges between the two periods, operating expenses as a percentage of sales decreased from 54.0% to 50.2%. The decrease as a percentage of sales was primarily due to a reduction in corporate overhead expenses and the fixed cost leverage as a result of increased sales.
Loss from operations was $5.9 million for the nine months ended September 30, 2012 as compared to $20.9 million for the nine months ended September 30, 2011.
Net loss for the nine months ended September 30, 2012 was $42.2 million as compared to $28.2 million for the nine months ended September 30, 2011 due primarily to a net increase in non-operating expenses of $28.2 million as well as higher income tax provision expense of $0.9 million.  The increase in non-operating expenses was primarily due to the increase in market value of our outstanding warrants at September 30, 2012 as compared with September 30, 2011, resulting in a net change in unrealized loss of $36.5 million. Additionally, we incurred higher interest expense due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement.  These were offset by a net $14.7 million gain on extinguishment of debt.  See Results of Operations for the nine months ended September 30, 2012 for further details.

Liquidity Trends
As of September 30, 2012, we had approximately $7.2 million in cash and $3.5 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had $35.6 million outstanding on a $50.0 million revolving credit facility under the Crystal Credit Agreement, $30.0 million of term loan outstanding under the Crystal Credit Agreement, $5.9 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and $103.6 million of term loans outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with Bank of America ("BofA") with a $80.0 million senior credit facility with Crystal Financial LLC ("Crystal" and "Crystal Credit Agreement"). The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million. Proceeds from the Crystal Credit Agreement were used to repay our existing credit facility with BofA, fees and expenses related to the transaction and for general working capital purposes. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.
The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of our U.S. and U.K. assets and equity interests in certain of our foreign subsidiaries. Interest under the agreement is at the 90-day LIBOR plus 9.0% and also includes an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility, as well as an early termination fee if prepaid within the first two years.
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
On August 30, 2012, we entered into a second amendment to the Crystal Agreement ("Crystal Second Amendment") and an eighth amendment to the Lion Credit Agreement ("Lion Eighth Amendment"). The Crystal Second Amendment extended until December 31, 2012 the period during which loans under the Crystal Credit Agreement based on the American Apparel brand name may remain outstanding, added a minimum Consolidated EBITDA covenant for the remainder of 2012 and a minimum excess availability covenant for the period of December 17, 2012 through February 1, 2013. In connection with the Crystal Second Amendment, the Lion Eighth Amendment added a second minimum Consolidated EBITDA covenant that conforms to the Crystal minimum consolidated EBITDA covenant. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
We entered into a ninth amendment and waiver to the Lion Credit Agreement (the "Lion Ninth Amendment") effective as of September 30, 2012, which among other things, waived our obligation to maintain the minimum Consolidated EBITDA covenants specified in the Lion Credit Agreement, as amended, for the twelve month period ended September 30, 2012. As a result, we were in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012.
Our C$11.0 million credit agreement with Bank of Montreal ("Bank of Montreal Credit Agreement") matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all and we may be required to repay this loan. If we are not able to enter into a renewal, extension or replacement of the Bank of Montreal Credit Agreement prior to its maturity, we would no longer have access to liquidity from such revolving credit facility after its maturity date. While we intend to negotiate an extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.
Management Plan
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
In September 2012, we implemented a new online store platform for our U.S. online store that resulted in functional improvements to our website and fulfillment processes and will allow us to tailor the look and feel of the online store to enhance the customer online shopping experience. The new store platform will also enable faster deployment of online stores to new international regions. We believe that these improvements will contribute to our continued financial growth as our website has the potential to not only increase online sales but also in-store sales.

In September 2012 we implemented a new production forecasting and inventory allocation system that integrates our sales forecasts with our retail inventory tracking system and therefore allows us to better manage our production schedule so that inventory is maintained at the right amount for the right season. It also gives us greater visibility into seasonal and new trends, which will enable a faster reaction to changes in demand.
The second and the third quarter of 2012 benefited from an adjustment to the global promotional strategy and improvements to our in-stock position at stores.  We migrated to targeted promotions, which established pricing incentives for customers to buy multiple items in volume driving categories.  Unit sales increased as a result of this change and that increase in selling volume was facilitated by improvements to our allocation and logistics processes.  During this period, we also ran successful markdowns on aged and seasonal merchandises.  We believe this helped decrease inventory levels in slower turning goods, increase foot traffic, and improve sales to both items on markdown, as well as the full price assortment.
Throughout 2012, we continued to enhance our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems. To date, we have implemented RFID systems at 126 stores worldwide. We believe that these systems will enhance sales and contribute to store productivity through improvements in stock positions and replenishment activities.
In June 2012 we entered into a new operating lease agreement for a new distribution center located in California and expect to fully transition our distribution operations into this new facility in early 2013. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales.
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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$46,847	28.9%	$42,405	30.1%
U.S. Retail	52,714	32.5%	43,104	30.6%
Canada	16,717	10.3%	15,264	10.8%
International	45,882	28.3%	40,116	28.5%
Total net sales	162,160	100.0%	140,889	100.0%
Cost of sales	76,960	47.5%	65,898	46.8%
Gross profit	85,200	52.5%	74,991	53.2%

Selling expenses	58,017	35.8%	52,283	37.1%
General and administrative expenses	22,566	13.9%	24,552	17.4%
Retail store impairment	—	—%	784	0.6%

Income (loss) from operations	4,617	2.8%	(2,628)	(1.9)%

Interest expense	10,454		8,832
Foreign currency transaction (gain) loss	(685)		1,855
Unrealized loss (gain) on change in fair value of warrants and purchase rights	13,312		(6,101)
Other expense (income)	36		(186)
Loss before income tax	(18,500)		(7,028)
Income tax provision	512		166
Net loss	$(19,012)		$(7,194)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $4.4 million, or 10.5%, to $46.8 million for the three months ended September 30, 2012 as compared to $42.4 million for the three months ended September 30, 2011. Wholesale net sales, excluding online consumer net sales, increased $3.1 million, or 8.4%, to $39.9 million for the three months ended September 30, 2012 as compared to $36.8 million for the three months ended September 30, 2011 driven by higher sales order volume from a significant number of new and existing customers. Our ability to service orders reliably by keeping appropriate levels of inventory to support any fluctuations in customer demand, helped facilitate new account generation, as well as the maintenance of our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $1.4 million, or 24.2%, to $7.0 million for the three months ended September 30, 2012 as compared to $5.6 million for the three months ended September 30, 2011, primarily as a result of improved merchandising, segmented and refined email marketing, extensive email list growth and offering of faster shipping options.
U.S. Retail: Net sales for the U.S. Retail segment increased $9.6 million, or 22.3%, to $52.7 million for the three months ended September 30, 2012 as compared to $43.1 million for the three months ended September 30, 2011. Net sales growth was generated by a stronger inventory position in high volume categories, effectively timed seasonal promotions, success in new women's and unisex fashion and an overall improved presentation of our floor sets. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
Comparable store sales for the three months ended September 30, 2012 increased by $8.8 million, or 20.9%, while warehouse sales consisting primarily of slower moving merchandise contributed an incremental $1.9 million increase from 2011 to 2012. The sales increase was partially offset by a $1.1 million sales decrease as a result of a reduction in the number of stores in operations from 143 at September 30, 2011 to 140 stores at September 30, 2012.
Canada: Total net sales for the Canada segment increased $1.5 million, or 9.5%, to $16.7 million for the three months ended September 30, 2012 as compared to $15.3 million for the three months ended September 30, 2011 as a result of improved performance across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $17.0 million, or $1.8 million higher when compared to the same period last year.
Retail sales increased by $1.1 million, or 9.6%, to $13.1 million for the three months ended September 30, 2012 as compared to $11.9 million for the three months ended September 30, 2011 due primarily to a $1.5 million, or 13%, increase in comparable store sales. Since September 30, 2011, the number of retail stores in the Canada segment in operation decreased from 38 to 35. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $13.3 million, or 17.0% higher when compared to the same period last year.
Wholesale net sales increased by $0.2 million, or 8.7%, to $3.2 million for the three months ended September 30, 2012 as compared to $3.0 million for the three months ended September 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $3.5 million, or 7.0% lower when compared to the same period last year.
Online consumer net sales for the three months ended September 30, 2012 and 2011 were $0.4 million. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $5.8 million, or 14.4%, to $45.9 million for the three months ended September 30, 2012 as compared to $40.1 million for the three months ended September 30, 2011. The increase was due to higher sales in the retail sale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $48.9 million, or $8.8 million higher when compared to the same period last year.
Retail net sales increased $6.0 million, or 18.1%, to $39.3 million for the three months ended September 30, 2012 as compared to $33.2 million for the three months ended September 30, 2011. The change is mainly attributed to higher sales in the U.K. of $2.2 million, Japan of $1.8 million and Australia of $0.7 million. Comparable store sales for the three months ended September 30, 2012 increased $6.2 million, or 20% as compared to the three months ended September 30, 2011. Since September 30, 2011, the number of retail stores in the International segment increased from 66 to 76 at September 30, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $41.9 million, or 25.9% higher when compared to the same period last year.
Wholesale net sales decreased $0.7 million, or 25.2%, to $2.1 million for the three months ended September 30, 2012 as compared to $2.8 million for the three months ended September 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $2.3 million, or 18.5% lower when compared to the same period last year.
Online consumer net sales increased $0.5 million, or 11.5%, to $4.5 million for the three months ended September 30, 2012 as compared to $4.0 million for the three months ended September 30, 2011, due primarily to higher sales in the U.K and Australia. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $4.7 million, or 16.8% higher when compared to the same period last year.
Gross margin: Gross margin as a percentage of net sales was 52.5% and 53.2% for the three months ended September 31, 2012 and 2011, respectively. The decrease in gross margin was due to the net sales impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy as well as the negative impact of foreign currency exchange rates on the cost of sales at our International segment. This decrease was partially offset by a shift towards higher margin retail sales, lower inventory shrink reserves reflecting the benefits of our RFID implementation and lower costs of production in our manufacturing operations.
Selling expenses: Selling expenses increased $5.7 million, or 11.0%, to $58.0 million for the three months ended September 30, 2012 as compared to $52.3 million for the three months ended September 30, 2011. The increase is consistent with improving sales. Additionally, we increased our spending on print, outdoor and online advertising to $5.5 million for the three months ended September 30, 2012 from $3.9 million for the comparable period in 2011 in order to continue the sales momentum. As a percentage of sales, selling expenses decreased to 35.8% in the three months ended September 30, 2012 from

37.1% in the three months ended September 30, 2011.
General and administrative expenses: General and administrative expenses decreased $2.0 million to $22.6 million for the three months ended September 30, 2012 as compared to $24.6 million for the three months ended September 30, 2011. As a percentage of sales, general and administrative expenses decreased to 13.9% during the three months ended September 30, 2012 from 17.4% during the three months ended September 30, 2011. The decrease in general and administrative expenses was primarily due to rent and occupancy related expenses of $1.5 million, a decrease of $0.9 million in professional fees (primarily accounting and outside services related fees) and a reduction to our reserves related to a legal contingency of $0.9 million offset by an increase in bonus expense of $1.0 million and share-based compensation expense of $0.7 million.
Retail store impairment: For the three months ended September 30, 2012, we evaluated our retail stores for impairment indicators and determined that no additional impairment charges were required for the three months ended September 30, 2012. For the three months ended September 30, 2011, we recorded impairment charges relating to retail stores leasehold improvements of $0.8 million.
Interest expense: Interest expense increased $1.6 million to $10.5 million for the three months ended September 30, 2012 from $8.8 million for the three months ended September 30, 2011, primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 5.0% to 19.8% for the three months ended September 30, 2012 and 4.7% to 18.0% for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2012 mainly consisted of interest on the Lion Credit Agreement of $5.6 million, interest on the Crystal Credit Agreement of $1.7 million, and amortization of debt discount and deferred financing cost of $2.4 million. Interest paid in cash was $2.8 million.
Foreign currency transaction gain: For the three months ended September 30, 2012, foreign currency transaction gain totaled $0.7 million as compared to a loss of $1.9 million for the three months ended September 30, 2011. The change related to the weakening of the U.S. Dollar relative to the functional currencies used by our subsidiaries.
Unrealized loss (gain) on change in fair value of warrants and purchase rights: We recorded a $13.3 million loss in the fair value of warrants for the three months ended September 30, 2012 associated with the fair value measurements of the Lion and SOF warrants. We recorded a $6.1 million gain in the fair value of warrants and purchase rights for the three months ended September 30, 2011 associated with the fair value measurement of purchase rights to an investor group and Mr. Charney, and additional warrants to Lion at September 30, 2011.
Income tax provision: The provision for income tax increased to $0.5 million for the three months ended September 30, 2012 as compared to $0.2 million for the three months ended September 30, 2011. Although we incurred a loss before income taxes on a consolidated basis for the three months ended September 30, 2012, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended September 30, 2012. There were no charges or benefits recorded to income tax expense for valuation allowances.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$131,612	29.6%	$115,193	29.6%
U.S. Retail	143,444	32.3%	120,483	30.9%
Canada	45,096	10.2%	42,256	10.8%
International	124,130	27.9%	111,828	28.7%
Total net sales	444,282	100.0%	389,760	100.0%
Cost of sales	209,990	47.3%	178,705	45.9%
Gross profit	234,292	52.7%	211,055	54.1%

Selling expenses	168,258	37.9%	152,536	39.1%
General and administrative expenses	71,792	16.2%	77,025	19.8%
Retail store impairment	129	—%	2,436	0.6%

Loss from operations	(5,887)	(1.3)%	(20,942)	(5.4)%

Interest expense	30,274		23,715
Foreign currency transaction loss	141		780
Unrealized loss (gain) on change in fair value of warrants and purchase rights	15,340		(21,201)
(Gain) loss on extinguishment of debt	(11,588)		3,114
Other expense (income)	188		(240)
Loss before income tax	(40,242)		(27,110)
Income tax provision	1,933		1,042
Net loss	$(42,175)		$(28,152)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $16.4 million, or 14.3%, to $131.6 million for the nine months ended September 30, 2012 as compared to $115.2 million for the nine months ended September 30, 2011. Wholesale net sales, excluding online consumer net sales, increased $11.5 million, or 11.7%, to $110.4 million for the nine months ended September 30, 2012 as compared to $98.8 million for the nine months ended September 30, 2012, driven by higher sales order volume from a significant number of new and existing customers. Our ability to service orders reliably by keeping appropriate levels of inventory to support any fluctuations in customer demand, helped facilitate new account generation, as well as the maintenance of our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $4.9 million, or 29.8%, to $21.2 million for the nine months ended September 30, 2012 as compared to $16.4 million for the nine months ended September 30, 2011, primarily as a result of functional improvements to our website and fulfillment process, and as well as targeted online advertising, and promotion efforts.
U.S. Retail: Net sales for the U.S. Retail segment increased $23.0 million, or 19.1%, to $143.4 million for the nine months ended September 30, 2012 as compared to $120.5 million for the nine months ended September 30, 2011. Net sales growth was generated by a stronger inventory position in high volume categories, strategic promotions to drive volume in key basics, success in new women's and unisex fashion and improved presentation of our floor sets. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
Comparable store sales for the nine months ended September 30, 2012 increased by $20.9 million, or 18%, while warehouse sales consisting primarily of slower moving merchandise contributed an incremental $5.8 million increase from 2011 to 2012, respectively. The sales increase was partially offset by a $3.5 million sales decrease as a result of a reduction in the number of stores in operations from 143 at September 30, 2011 to 140 stores at September 30, 2012.

Canada: Total net sales for the Canada segment increased $2.8 million, or 6.7%, to $45.1 million for the nine months ended September 30, 2012 as compared to $42.3 million for the nine months ended September 30, 2011 as a result of improved performance across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $46.3 million, or $4.0 million higher when compared to the same period last year.
Retail sales increased by $1.9 million, or 6.0%, to $34.2 million for the nine months ended September 30, 2012 as compared to $32.2 million for the nine months ended September 30, 2011 due primarily to a $2.9 million, or 10%, increase in comparable store sales. Since September 30, 2011, the number of retail stores in the Canada segment in operation decreased from 38 to 35. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $35.1 million, or 10.6% higher when compared to the same period last year.
Wholesale net sales increased $0.7 million, or 8.5%, to $9.4 million for the nine months ended September 30, 2012 as compared to $8.7 million for the nine months ended September 30, 2011. The increase in net sales is due to better focus on key customers and an improved pricing strategy. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $9.7 million, or 4.5% higher when compared to the same period last year.
Online consumer net sales for the nine months ended September 30, 2012 were $1.5 million as compared to $1.3 million for the nine months ended September 30, 2011. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $12.3 million, or 11.0%, to $124.1 million for the nine months ended September 30, 2012 as compared to $111.8 million for the nine months ended September 30, 2011. The increase is due to higher sales across all sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the current period would have been approximately $130.2 million, or $18.4 million higher when compared to the same period last year.
Retail net sales increased $10.8 million, or 11.7%, to $102.9 million for the nine months ended September 30, 2012 as compared to $92.1 million for the nine months ended September 30, 2011. The change is mainly attributed to higher sales in Japan of $4.6 million and the U.K. of $3.9 million. Comparable store sales for the nine months ended September 30, 2012 increased by $13.4 million, or 16%, as compared to the nine months ended September 30, 2011. Since September 30, 2011, the number retail stores in the International segment increased from 66 to 76 at September 30, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail sales for 2012 would have been approximately $108.0 million, or 17.3% higher when compared to the same period last year.
Wholesale net sales decreased $0.3 million, or 4.0%, to $7.2 million for the nine months ended September 30, 2012 as compared to $7.5 million for the nine months ended September 30, 2011. The decrease is due to unfavorable exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $7.7 million, or 2.3% higher when compared to the same period last year.
Online consumer net sales increased $1.8 million, or 14.6%, to $14.1 million for the nine months ended September 30, 2012 as compared to $12.3 million for the nine months ended September 30, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $14.6 million, or 18.9% higher when compared to the same period last year.
Gross margin: Gross margin as a percentage of net sales was 52.7% and 54.1% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in gross margin was due to the net sales impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy. This decrease was partially offset by shift towards higher margin retail sales.
Selling expenses: Selling expenses increased $15.7 million, or 10.3%, to $168.3 million for the nine months ended September 30, 2012 as compared to $152.5 million for the nine months ended September 30, 2011. The increase is consistent with improving sales. Additionally, we increased our spending on print, outdoor and online advertising to $16.3 million for the nine months ended September 30, 2012 from $11.2 million for the comparable period in 2011 in order to continue the sales momentum. As a percentage of sales, selling expenses decreased to 37.9% in the nine months ended September 30, 2012 from 39.1% in the nine months ended September 30, 2011.
General and administrative expenses: General and administrative expenses decreased $5.2 million to $71.8 million for the nine months ended September 30, 2012 as compared to $77.0 million for the nine months ended September 30, 2011. As a percentage of sales, general and administrative expenses decreased to 16.2% during the nine months ended September 30, 2012 from 19.8% during the nine months ended September 30, 2011. The decrease in general and administrative expenses was primarily due to a $5.6 million reduction in professional fees (primarily consulting, legal and accounting related fees), a decrease of $1.8 million of depreciation and amortization expenses and a reduction to our reserves related to a legal contingency, offset by an increase of $1.9 million of bonus expense and $2.6 million in higher share-based compensation expense.
Retail store impairment: For the nine months ended September 30, 2012, we recorded an impairment charge of $0.1 million primarily as a result of a store closure. For the nine months ended September 30, 2011, we recorded impairment charges relating to retail stores leasehold improvements of $2.4 million.
Interest expense: Interest expense increased $6.6 million to $30.3 million for the nine months ended September 30, 2012 from $23.7 million for the nine months ended September 30, 2011, primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 5.0% to 19.8% for the nine months ended September 30, 2012 and 4.7% to 18.0% for the nine months ended September 30, 2011. Interest expense for the nine months ended September 30, 2012 mainly consisted of interest on the Lion Credit Agreement of $16.3 million, interest on the Crystal Credit Agreement of $3.7 million, interest on the BofA Credit Agreement of $0.5 million, and amortization of debt discount and deferred financing cost of $7.7 million. Interest paid in cash was $6.6 million.
Foreign currency transaction loss: For the nine months ended September 30, 2012, foreign currency transaction loss totaled $0.1 million as compared to a loss of $0.8 million for the nine months ended September 30, 2011. The change related to strengthening of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized loss (gain) on change in fair value of warrants and purchase rights: We recorded a $15.3 million loss in fair value of warrants for the nine months ended September 30, 2012 associated with the fair value measurements of Lion and SOF warrants. We recorded a $21.2 million gain in the fair value of warrants and purchase rights for the nine months ended September 30, 2011 associated with the fair value measurement of purchase rights to an investor group and Mr. Charney, and additional warrants to Lion at September 30, 2011.
(Gain) loss on extinguishment of debt: During the nine months ended September 30, 2012, we recorded a gain on extinguishment of debt relating to the amendment to the Lion Credit Agreement terms of approximately $11.6 million. During the nine months ended September 30, 2011, we recorded a loss on extinguishment of debt pertaining to the amendment to the Lion Credit Agreement terms of approximately $3.1 million. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: The provision for income tax increased to $1.9 million for the nine months ended September 30, 2012 as compared to $1.0 million for the nine months ended September 30, 2011. Although we incurred a loss before income taxes on a consolidated basis for the nine months ended September 30, 2012, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the nine months ended September 30, 2012. There were no charges or benefits recorded to income tax expense for valuation allowances.
Liquidity and Capital Resources
As of September 30, 2012, we had approximately $7.2 million in cash and $3.5 million of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had (i) $35.6 million outstanding on a $50.0 million revolving credit facility under the Crystal Credit Agreement, (ii) $30.0 million of term loan outstanding under the Crystal Credit Agreement, (iii) $5.9 million outstanding on a C$11.0 million revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $103.6 million, net of discount of $30.0 million and including paid-in-kind interest of $12.4 million of term loan outstanding under the Lion Credit Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with the Crystal Credit Agreement, a $80.0 million senior secured credit facility with Crystal and other lenders. The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million and matures on March 13, 2015. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period from April 13, 2012 through January 1, 2013.
Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital and capital expenditures and to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, borrowings from revolving credit facilities and term loans under the Crystal and Lion Credit Agreements. Those credit agreements contain covenants requiring us to meet specified targets for minimum consolidated EBITDA and our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We generate cash primarily through the sale of products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payroll payments to our manufacturing employees and retail employees, retail store opening costs and the payment of rent for retail stores.
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
Cash Flow Overview

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,570	$(9,953)
Investing activities	(20,113)	(7,212)
Financing activities	15,984	18,321
Effect of foreign exchange rate on cash	(548)	(844)
Net (decrease) increase in cash	$(3,107)	$312
Nine Months Ended September 30, 2012
Cash provided by operating activities was $1.6 million. This was a result of non-cash expenses of $51.2 million offset by net losses of $42.2 million and a decrease in working capital requirements of $7.4 million. Non-cash expenses include depreciation, amortization, loss on disposal of property and equipment, impairment charges, foreign currency exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, gain on extinguishment of debt, accrued interest-in-kind, stock based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash was used for working capital primarily due to an increase in other assets of $5.8 million, increase in prepaid and other current assets of $3.3 million and increase in trade receivables of $4.7 million, partially offset by a decrease in inventories of $6.2 million and a decrease in income taxes receivable/payable of $2.4 million and a decrease in accrued expenses and other liabilities of $4.8 million. Improvements in liquidity from new equity financing in 2011 as well as higher sales have allowed us to gradually reduce accrued expenses and other liabilities. The decrease in inventory levels is due to the gradual improvements in our sales as well as the effects of stabilizing raw material costs.
Cash used in investing activities was $20.1 million. This consisted primarily of $14.3 million in capital expenditures and $5.9 million in restricted cash used as collateral to secure our standby letters of credit associated with the worker's compensation self-insurance policy and other liabilities. Net investments in property and equipment in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. We upgraded our production forecasting and allocation systems and significantly enhanced our on-line web store capabilities with a new back office web platform. We also invested in our new distribution center in California. Net investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores. Additionally, we continued implementing radio frequency identification (RFID) tracking systems at our stores.
Cash provided by financing activities was $16.0 million. This consisted primarily of proceeds from borrowings of $39.3 million under the new revolving credit facility and $30.0 million for a term loan, both under the Crystal Credit Agreement, partially offset by the repayment of the previous revolving credit facility for $48.3 million with BofA. Borrowings are primarily used to fund our operating and working capital needs.

Nine Months Ended September 30, 2011
Cash used in operating activities was $10.0 million. This was a result of net losses of $28.2 million, cash used in working capital of $10.6 million, partially offset by non-cash expenses of $28.8 million. Non-cash expenses primarily include depreciation, amortization, gain on disposal of property and equipment, foreign exchange transaction loss, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, loss on extinguishment of debt, accrued interest-in-kind, impairment charges, share-based compensation, bad debt expense, deferred income taxes, and deferred rent. Cash was used for working capital primarily due to an increase in inventory of $8.7 million, an increase in income taxes receivable of $1.2 million, an increase in other long-term assets of $2.9 million and an increase in trade receivables of $2.5 million, an increase in prepaid expenses, and other current assets of $0.2 million, partially offset by a net increase in accounts payable, accrued expenses and other liabilities of $4.7 million. Inventory increased in part due to the effect of a historically high cost of yarn and related increase in fabric costs. The increase in accounts payable was as a result of higher inventory and reduced liquidity. The new equity investments in the second and third quarter of 2011 and improving sales have resulted in the reduction of the accounts payable balance in 2012.
Cash used in investing activities was $7.2 million. This consisted of increased net investment in property and equipment of $2.2 million for the U.S. Wholesale segment, $3.8 million for the U.S. Retail segment, $0.2 million for the Canada segment and $1.0 million for the International segment. We did not open any new stores during the nine months ended September 30, 2011. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. Investments in the U.S. Retail segment, were primarily to make maintenance replacements and other minor upgrades for existing stores.
Cash provided by financing activities was $18.3 million. This consisted primarily of proceeds of $21.7 million from the sale of common stock and purchase rights, and $3.1 million in proceeds from a sale-leaseback financing transaction for manufacturing equipment, partially offset by repayment of $1.3 million under our revolving credit facilities and repayment other net borrowings.
Debt Agreements and Other Capital Resources
Revolving Credit Facilities
Crystal Credit Facility - On March 13, 2012, we replaced our $75.0 million senior secured revolving credit facility with BofA with a $80.0 million senior credit facility with Crystal and other lenders. On August 30, 2012, we entered into the Crystal Second Amendment. The Crystal Credit Agreement calls for the $80.0 million to be allocated between an asset-based revolving credit facility of $50.0 million and term loan of $30.0 million. The Crystal Credit Agreement matures on March 13, 2015. Borrowings under the Crystal Credit Agreement are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal and are collateralized by substantially all of our U.S. and U.K. assets and equity interests in certain of our foreign subsidiaries. In addition, the initial borrowing base under the revolving credit facility was increased by $12.5 million for the value associated with the American Apparel brand name. This initial increase will be ratably reduced to $0 during the period April 13, 2012 through January 1, 2013. Interest under the agreement was at the 90-day LIBOR plus 9.0%, and also included an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility. Beginning August 30, 2012, based on the Crystal Second Amendment, the interest rate relating to the brand name portion of the outstanding principal amount of the revolving credit facility of $5.0 million as September 30, 2012 was the 90-day LIBOR plus 19.75% and the interest rate of the residual portion of outstanding principal of the revolving credit facility in excess of the brand name was the 90-day LIBOR plus 9.0%. The Crystal Credit Agreement also includes an early termination fee if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced of (a) 3.00% if such payment or reduction occurs in the first year, (b) 2.00% if such payment or reduction occurs in the second year, and (c) 0.00% thereafter. Our available borrowing capacity at September 30, 2012 was $1.4 million.
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
Additionally, the Crystal Second Amendment includes, among other things, a minimum EBITDA covenant for the remainder of 2012, and a $5.0 million minimum excess availability for the period of December 17, 2012 through February 1, 2013.
Proceeds from the Crystal Credit Agreement were used to repay our existing BofA Credit Facility, fees and expenses related to the transaction, and for general working capital purposes. See Financial Covenants below and Note 6, Revolving Credit

Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Bank of Montreal Credit Facility - We also have a revolving credit facility (the “Bank of Montreal Credit Agreement”) of
C$11.0 million from Bank of Montreal (BofM). The revolving credit facility is secured by liens on personal property on all present and future movable property of our Canadian operations. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by BofM. Interest under the agreement is at the bank’s prime rate (3.0% at September 30, 2012) plus 4.0%. Our available borrowing capacity at September 30, 2012 was $2.1 million. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
The Bank of Montreal Credit Agreement matures in December 2012. There can be no assurances that we will be able to negotiate a renewal or extension of this credit agreement with our existing lender or enter into a replacement credit agreement with new lenders on commercially reasonably terms or at all and we may be required to repay this loan. While we intend to negotiate an extension of this credit agreement, we do not believe that this credit agreement represents a material component of our current or future capital requirements.
Lion Credit Agreement
Term Loan - We have a loan agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively) that provided us with term loans in an aggregate principal amount equal to $80.0 million. The term loan under the Lion Credit Agreement matures on December 31, 2015 and bears interest at a range between 15% and 18% per annum depending on certain financial covenants relating to the ratio of Total Debt to Consolidated EBITDA for the trailing four quarters and Consolidated EBITDA for the trailing twelve months, payable quarterly in arrears. As of September 30, 2012, we had outstanding approximately $103.6 million of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion.
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
On August 30, 2012, in connection with the Crystal Second Amendment, we entered into an eighth amendment to the Lion Credit Agreement that adds, among other things, a second minimum Consolidated EBITDA covenant for the remainder of 2012 conforming to Crystal's EBITDA covenant.
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
We entered into a ninth amendment and waiver to the Lion Credit Agreement (the "Lion Ninth Amendment") effective as of September 30, 2012, which among other things, waived our obligation to maintain the minimum Consolidated EBITDA covenants specified in the Lion Credit Agreement, as amended, for the twelve month period ended September 30, 2012. As a result, we were in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012. See Note 7, Long-Term Debt to our condensed consolidated financial statements in Part I, Item 1.
Lion Warrants - In connection with the Lion Credit Agreement, we issued warrants ("Lion Warrants") to Lion, which may be exercised by Lion by (1) paying the exercise price in cash, (2) pursuant to a “cashless exercise” of the warrant, or (3) by a combination of the two methods. On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, we entered into an amendment to the Lion Credit Agreement, which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel does not meet a certain quarterly EBITDA ratio, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). The amendments to the Lion Warrant were approved by the Company's shareholders at the 2012 Annual Meeting. On March 31, 2012, we did not meet the EBITDA requirement and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share.
As of September 30, 2012, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. The estimated fair value of $28.2 million at September 30, 2012 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
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
SOF Warrants - In connection with the Ninth Amendment with SOF Investments, L.P. ("SOF") to extend the maturity date of our credit agreement with SOF from January 18, 2009 to April 20, 2009, we issued warrants ("SOF Warrants") to SOF, to purchase 1,000 shares of our common stock. These warrants expire on December 19, 2013. The exercise price of the SOF Warrants at the time of issuance was $3.00 per share and is subject to adjustment under certain circumstances. As a result of the issuance of warrants to Lion in February and April 2011, and the sale of common stock to the Investors in April and July 2011, the exercise price of the SOF Warrant was reduced to $2.139 per share. As a result of the change in exercise price for the Lion Warrants on September 30, 2012, the exercise price of the SOF Warrant was changed to $2.148 per share. As of September 30, 2012, the estimated fair value of $0.2 million is recorded as a current liability in our condensed consolidated balance sheets. See Note 11, Stockholders' Equity to our consolidated financial statements under Part I, Item 1.
Summary of Debt
The following is an overview of our total debt as of September 30, 2012 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	September 30, 2012	Covenant Violations
Revolving credit facility	Crystal Financial LLC	(a) 90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%) and for the brand name: (b) 90-day LIBOR of 0.47% plus 19.75%	$35,576	No
Term loan from private investment firm	Crystal Financial LLC	90-day LIBOR of 0.47% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	30,000	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	5,901	No
Term loan from private investment firm, net of discount and including interest paid-in-kind	Lion Capital LLP	From 15.0% to 18.0%	103,614	Yes
Other			459	N/A
Capital lease obligations	23 individual leases ranging between $1-$511	From 5.0% to 18.0%	2,100	N/A
Cash overdraft			2,625	N/A
Total debt including cash overdraft			$180,275

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

Lion Credit Agreement - Significant covenants in the Lion Credit Agreement include an annual limitation of our capital expenditures to $30.0 million for fiscal 2012. Our total actual capital expenditures for the nine months ended September 30, 2012 were $14,257.
Additionally, the Lion Credit Agreement requires a minimum Consolidated EBITDA amount (as specified in the credit agreement) for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated EBITDA). In addition, the Lion Eighth Amendment includes a second minimum Consolidated EBITDA covenant for the remainder of 2012 to be determined at the end of each month (Monthly Minimum Consolidated EBITDA) that conforms to the Crystal's minimum Consolidated EBITDA covenant.
We entered into a ninth amendment and waiver to the Lion Credit Agreement (the "Lion Ninth Amendment") effective as of September 30, 2012, which among other things, waived our obligation to maintain the minimum Consolidated EBITDA covenants specified in the Lion Credit Agreement, as amended, for the twelve month period ended September 30, 2012. As a result, we were in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012. See Note 7, Long-Term Debt to our condensed consolidated financial statements in Part I, Item 1.
Crystal Credit Agreement - Significant covenants in the Crystal Credit Agreement include a minimum excess availability covenant that requires us to maintain minimum excess availability of the greater of (1) $8.0 million, or (2) 10% of the borrowing base. If the excess availability falls below this minimum, then we will be required to maintain a fixed charge coverage ratio of not less than 1.00:1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. The second amendment adds (1) a new minimum excess availability covenant that requires us to maintain minimum excess availability to be no less than $5.0 million during the period from December 17, 2012 to February 1, 2012, and, (2) adds a minimum Consolidated EBITDA covenant for the remainder of 2012 to be determined at the end of each month. Furthermore, the Crystal Credit Agreement includes an annual limitation of our capital expenditures at our domestic subsidiaries to no more than $17.0 million for the year ending December 31, 2012 and $25.0 million for each year thereafter.
During the nine months ended September 30, 2012, our excess availability was below the minimum amount and, as a result, we were required to maintain the fixed charge coverage ratio. As of September 30, 2012, we were in compliance with the required financial covenants of the Crystal Credit Agreement.
On November 12, 2012, we and certain of our subsidiaries entered into amendments to both the Crystal Credit Agreement and the Lion Credit Agreement that, among other things, reduced by $600 the target minimum EBITDA for the twelve months ended October 31, 2012 under the financial covenants of each credit agreement, respectively.
As of September 30, 2012, we were in compliance with the required financial covenants of the Crystal Credit Agreement and the Lion Credit Agreement, as amended.  The Company has obtained a waiver of the minimum Consolidated EBITDA requirements for the twelve months ended October 31, 2012 under the financial covenants of the Crystal Credit Agreement and the Lion Credit Agreement.
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
As of September 30, 2012, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement. Each of the credit agreements with Lion Capital, Crystal and Bank of Montreal contain cross-default provisions, whereby an event of default occurring under any of the other credit agreements would cause an event of default.
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
Issued and outstanding letters of credit were $4.6 million at September 30, 2012 and related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
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
Interest Rate Risk
Based on the interest rate exposure on variable rate borrowings at September 30, 2012, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $60 per month. We determined these amounts based on approximately $71,477 of variable rate borrowings at September 30, 2012. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on our variable rate borrowings would increase interest expense and reduce net income.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 38.1% of our net sales for the nine months ended September 30, 2012 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars, among others. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. The functional currencies of our foreign operations consist of the Canadian dollar for Canadian subsidiaries, the pound Sterling for U.K. subsidiaries, the Euro for subsidiaries in Continental Europe, the Yen for the Japanese subsidiary, the Won for the South Korea subsidiary, and local currencies for any of the foreign subsidiaries not mentioned.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting as of December 31, 2011 (described below), which has not been fully remediated as of September 30, 2012.
A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As of September 30, 2012, the following material weakness existed:
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
We identified and implemented additional internal controls to strengthen account analyses related to inventory costing. We transitioned the responsibility for maintaining standard costs from our production planning department to our accounting department and have enhanced production reporting in order to separately record and analyze production variances. In 2011 we fully updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. We enhanced our workforce management system which will enable us to more accurately track direct labor to specific production runs and analyze labor variances specific to our styles. That workforce management system was fully deployed to production process at the end of the first quarter of 2012. During the fourth quarter of 2012 we are completing another assessment of standard cost accuracy for sewing, cutting, overhead and dye/knitting/finishing service. We are continuing the process of reviewing all internal controls related to cost accounting and established procedures for cost data validation and enhanced historical cost reporting. During the third quarter of 2012 we established new procedures to review and validate all information that is pertinent to inventory accounting. These procedures include steps to validate data used in the inventory analysis, formal preparer and reviewer steps, roll-forward and reconciliation of general ledger balances. Such procedures will provide a more robust control environment for all inventory accounts and assure accountability for the analysis and balances being reported. We substantially improved the procedures related to analysis of inventory reserve accounts. We continue to enhance our international cost accounting procedures for intercompany inventory transfers and inventory costing. As we continue to solidify our staffing levels, we expect our internal controls over the financial closing and reporting process to strengthen and continue to work toward remediating this material weakness.
(c) Changes in ICFR
As noted in section (b) above, at the end of the quarter ended September 30, 2012, we fully deployed a new workforce management system to cover substantially all of the sewing direct labor data capture at our main manufacturing facility in Los Angeles. Other than that noted change, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The insurance carrier for us has asserted that it is not obligated to provide coverage for this proceeding.  We have not recorded a provision for this matter and intend to work cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. Should the matter be decided against us, we could experience an increase in similar suits and suffer reputational harm. We do not at this time believe that any settlement will involve the payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations and cash flows.
On November 5, 2009, Guillermo Ruiz, a former employee of American Apparel, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. We do not have insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of September 30, 2012.  We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
On June 21, 2010, Antonio Partida, a former employee of American Apparel, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit. This matter is now proceeding in arbitration. There is no known insurance coverage for this matter. Should the matter be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We have accrued an estimate for this loss contingency in our accompanying condensed consolidated balance sheet as of September 30, 2012. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time.  Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
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
On November 12, 2010, the Grigoriev Action and Smukler Action were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action filed a Consolidated Amended Shareholder Derivative Complaint on June 13, 2011.  The amended complaint alleges a cause of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over  1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  Plaintiffs in each of the derivative cases seek damages on behalf of American Apparel in an unspecified amount, as well as equitable and injunctive relief. We do not maintain any exposure to loss in connection with these shareholder derivative lawsuits. The lawsuits do not assert any claims against us. Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our behalf. On August 29, 2011, we filed a motion to dismiss the Federal Derivative Action.  A hearing on the motion was held on December 12, 2011.  On July 31, 2012, the Court dismissed the Federal Derivative Action, with leave to amend. Plaintiffs in the Federal Derivative Action subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss the consolidated derivative complaint and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals.
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
We are currently engaged in other employment-related claims and other matters incidental to our business.  We believe that all such claims against us are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs' claims. Should these matters be decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows.  We cannot assure you, however, that such actions will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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
During the three and nine months ended September 30, 2012, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 14, 2012) for the year ended December 31, 2011 for a list of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Item 1.01 Entry into a Material Definitive Agreement.
Lion Ninth Amendment
The Company entered into the Lion Ninth Amendment, effective as of September 30, 2012, which among other things waived the Company's obligation to maintain the minimum Consolidated EBITDA covenants for the twelve month period ended September 30, 2012. As a result, the Company was in compliance with the required financial covenants of the Lion Credit Agreement on September 30, 2012.
The foregoing description of the amendment and waiver is not intended to be complete and is qualified in its entirety by reference to the Exhibit 10.3 filed herewith, which is incorporated herein by reference.
Crystal Third Amendment and Lion Tenth Amendment
On November 12, 2012, the Company and certain of its subsidiaries entered into amendments to both the Crystal Credit Agreement and the Lion Credit Agreement that, among other things, reduced by $600,000 the target minimum EBITDA for the twelve months ended October 31, 2012 under the financial covenants of each credit agreement, respectively.
La Mirada Lease
The Company determined during the third quarter of 2012 that a lease agreement entered into between the Company and PAC Finance 1 LLC, dated June 15, 2012, relating to a distribution center located in La Mirada, CA, was material to the Company.  A copy thereof is filed herewith as Exhibit 10.4.

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

10.1
Amendment No. 2, dated August 30, 2012, among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed September 11, 2012 and incorporated by reference herein).

10.2
Eighth Amendment to Credit Agreement, dated August 30, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-32697) filed September 11, 2012 and incorporated by reference herein).

10.3*
Ninth Amendment and Waiver to Credit Agreement, dated September 28, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto.

10.4*	Lease agreement, dated June 15, 2012, between American Apparel, Inc., as the tenant and PAC Finance 1 L.L.C. as the landlord.

10.5*
Tenth Amendment to Credit Agreement, dated November 12, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto.

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
Date: November 13, 2012

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2012
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2012
John Luttrell