Form 10-K
period 2012-12-31
AMERICAN APPAREL, INC
filed 2013-03-05
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K
_________________________________________________

 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Registrant’s telephone number, including area code: (213) 488-0226
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NYSE MKT
(Title of Each Class)	(Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 was approximately $50,685,487 based upon the closing price of the common stock on such date as reported by the NYSE MKT.
The number of shares of the registrant’s common stock issued and outstanding as of February 28, 2013 was approximately 110,111,193 and 107,596,241.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III herein. If the 2013 Proxy Statement is not filed in the 120-day period, the Items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2013 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•our liquidity and projected cash flows;
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
•our personnel, consultants, and collaborators;
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
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part I, Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our financial condition, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our relationships with our lenders and our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE MKT, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to our wholesale and retail customers;

•	the availability of store locations at appropriate terms and our ability to identify and negotiate new store locations effectively and to open new stores and expand internationally;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	location of our facilities in the same geographic area;

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

•
the risk that information technology systems changes and the transition to our new distribution center in La Mirada, California (as described herein) may disrupt our supply chain or operations and our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

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

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, "American Apparel" or the “Company” in this Form 10-K, we are referring to American Apparel, Inc. and its subsidiaries on a consolidated basis. Our year ends on December 31 and references to fiscal 2012, fiscal 2011 and fiscal 2010 refer to the years ended December 31, 2012, 2011 and 2010, respectively. In addition, all amounts in this Form 10-K are presented in thousands, except for per share items and unless otherwise specified.

Overview
We are a vertically integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of January 31, 2013, we had approximately 10,000 employees and operated 251 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate an e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which also includes cutting, sewing and knitting operations. In February 2013 we began to transition our distribution operation out of our facilities in downtown Los Angeles, California to a leased facility in La Mirada, California. Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and to changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.

American Apparel was founded in 1998. Since inception, we have operated a wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry. In October 2003, we opened our first retail store in Los Angeles. In 2004, we began our online retail operations, and opened our first retail stores in Canada and Europe. Since 2005, we have opened stores in Asia, Australia, Israel, Latin America, and have further expanded throughout the United States, Canada, Europe, and Asia. All of our retail stores sell the Company's apparel products directly to consumers.
Business Segments
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as our online consumer sales to U.S. customers. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 140 retail stores as of December 31, 2012. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2012, the retail operations in the Canada segment were comprised of 35 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States, and Canada. As of December 31, 2012, the retail operations in the International segment were comprised of 76 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude corporate expenses, which consist of shared overhead costs. These costs are presented separately and generally include information technology, human resources, accounting and finance, executive management and legal. Financial information by segment, together with certain geographical information, for the fiscal years ended December 31, 2012, 2011 and 2010 is included in Note 17 - Business Segment and Geographic Area Information to our consolidated financial statements under Part II, Item 8.

Core Business Strengths
American Apparel has relied on a number of core business strengths that we believe have contributed to our past success and will contribute to our future growth:
Design Vision
American Apparel’s design vision and aesthetic are intended to appeal to young, metropolitan adults by providing them with a core line of iconic, timeless styles which are offered year-round in a wide variety of colors at reasonable prices. Since our founding, American Apparel has operated with the belief that there is a large potential market among young adults, for well-designed, high-quality fashion essentials. Led by Dov Charney, our founder and chief executive officer, our in-house creative team has carefully developed the product line based on this core belief.
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

Speed to Market
Our vertically integrated business model, with manufacturing and various other elements of our business processes centered in downtown Los Angeles, allows us to play a role in originating and defining new and innovative trends in fashion, while enabling us to quickly respond to market and customer demand for classic styles and new products. For our wholesale operations, being able to fulfill orders of any size with quick turn-around allows American Apparel to capture business. The ability to swiftly respond to the market means that our retail operations can deliver on-trend apparel in a timely manner and maximize sales of popular styles by replenishing product that would have otherwise sold out.
Quality
American Apparel prides itself on its use of quality fabrics with quality construction. We have an active quality control department that oversees the in-house production of fabric at our knitting facilities, the outside knitting contractors who work to our strict specifications, and the cutting, sewing, dyeing and finishing of our garments at our Los Angeles area facilities. Because cutting and sewing operations are conducted mostly in-house, we believe we have the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities.

Broad Appeal
While our marketing and products initially targeted young, metropolitan adults in the U.S., the clean, simple styles and quality of our garments creates a product that appeals to various demographics around the world. We believe that our product appeal has been augmented by, and should continue to benefit from, the growing trends toward casual attire and higher quality apparel.

Growth Strategy
We have developed a growth strategy that is designed to capitalize on our core business strengths. The principal elements contributing to the success of this growth strategy are:
Store Expansion
Our long-term growth strategy and the success of our business depends in part on opening new American Apparel retail stores, the renewal of existing store leases on favorable terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. We opened ten new stores and closed eight stores in 2012. We plan to expand our presence in the U.S. and increase our store footprint in markets throughout Europe and Asia.
We evaluate potential store sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.
New Merchandise Introduction
As we have expanded beyond our original product offering of T-shirts, we have increased the variety of products available to our growing customer base. We have strategically expanded our product offerings to include denim, sweaters, jackets and accessories, to name a few such categories. We also intend to judiciously introduce new merchandise to complement our existing products in order to attract new customers and increase the frequency of customer visits and the size of customer purchases.
Web Business Refinement
Our website operation represents a growth opportunity for American Apparel as it has the potential to not only increase online sales but also in-store sales. Improvements to the online shopping experience have contributed to our financial growth. In order to remain competitive, we intend to continue refining our online stores with improved functionality, personalized offers, increased service levels and visually optimized content as well as expanding our web presence in more countries and channels. We currently operate 12 e-commerce portals in seven languages that serve customers from thirty countries around the world.
Continue In-Sourcing Manufacturing Activities
We believe that having certain elements of our production process in-house affords us the opportunity to exert higher quality control while simultaneously lowering production costs. In the past we have made strategic acquisitions to consolidate our manufacturing operations and continue to produce high quality products. We may pursue strategic opportunities to further consolidate our operations while maintaining production in the United States; however, we have no such strategic opportunities identified and will not make any such strategic investments until we see a substantial improvement in our financial performance and financial condition.
New Distribution Center
In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and expect to fully transition our distribution operations into this new facility in 2013. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales. We began transitioning shipment operations to this facility in February 2013. Related to these efforts, we installed the High Jump warehouse management system for all distribution activities that will be implemented in conjunction with the transition to our new distribution center.
Enhance Information Systems Infrastructure
We successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This phase included the conversion of our systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. The second phase of the ERP implementation, which included upgrading the financial accounting and control systems for our U.S. operations, was completed in 2009. In 2010 and 2011, we continued to refine and enhance these systems. In January 2012, we completed a financial system consolidation for our European operations and in March 2012, we upgraded the financial accounting and control systems for our Canada operations. As planned, in 2012, we upgraded our production forecasting and allocation systems. We raised our forecast accuracy with Logility's demand planning solution.
In 2011 we completed the implementation of workforce and labor scheduling optimization systems in all of our retail and manufacturing locations.
Throughout 2012, we continued to install sales conversion tracking devices and radio frequency identification (RFID).  As of the end of February 2013, we implemented RFID systems at approximately 213 stores worldwide. We expect full implementation in 2013. We believe that these systems enhance sales through improvements in stock positions and replenishment activities.
Additionally, during 2012, we replaced our web and e-commerce systems with Oracle's ATG Web Commerce application for our U.S. website. We intend to implement this system on a world-wide basis in 2013. The new system offers a complete e-commerce software platform that speeds response times and enables us to deliver a personalized customer buying experience.
During the past year, we successfully replaced our existing payment processing system with new electronic payment services from CyberSource. In addition, we implemented a payment fraud detection solution.
To help maximize our server resources, during 2012 we successfully completed virtualization of 300 servers, including all our key servers.
To improve operational flexibility and optimize warehouse processes, during the first quarter of 2013, we plan to finalize the implementation of a new warehouse management solution.
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

New merchandise introductions will require expenditures to design new products in existing and new categories, as well as incremental manufacturing costs associated with new products.
To support these and other initiatives, ongoing infrastructure investments may be required. This may include expenditures for machinery and equipment, upgraded information systems and additions to our management team.
In order to reduce the impact of these additional costs, we will continue to identify ways to improve the efficiency of our current manufacturing operations and enhance other operating processes and will continue to employ return on investment measures to financially justify any such expenditures.
Manufacturing Operations
We conduct all of our manufacturing operations in the Los Angeles metropolitan area, and principally at our cutting and sewing facility in downtown Los Angeles. We also have knitting, garment dyeing, cutting and sewing operations at our South Gate and Garden Grove, California facilities.

Purchased yarn is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. We operate circular and flat knitting machines, which use jersey, piqué, fleece and ribbing to produce fabric using cotton and cotton/polyester yarns. We also utilize third-party commissioned knitters. As of December 31, 2012, our knitting facilities knit approximately 73% of the total fabric used in our garments and had approximately 78 employees.
Knitted greige fabric produced by our Los Angeles and Garden Grove facilities or by other commissioned knitters is batched for bleaching and dyeing and transported to our dyeing and finishing facilities, or other commissioned dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering. As of December 31, 2012, our dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 99% of the dyed fabric used in our garments and had approximately 238 employees.
Most fabric is shipped to our primary manufacturing facility in downtown Los Angeles, where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Approximately 27% of our fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from ten to thirty operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. We also manufacture certain hosiery products in-house at the downtown Los Angeles facility, where we do knitting and inspection. Washing, boarding and packaging is performed at our South Gate facility. As of December 31, 2012, approximately 3,474 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility, as well as our South Gate and Garden Grove facilities.
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
Retail
As of December 31, 2012, our retail operations consisted of 251 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. Our retail operations principally target young adults aged 18 to 35 via our unique assortment of fashionable clothing, accessories and compelling in-store experience. We have established a reputation with our customers who are culturally sophisticated, creative, and independent-minded. Our product offerings include basic apparel and accessories for men and women, as well as apparel for children. Stores average approximately 2,500-3,000 square feet of selling space. Our stores are located in large metropolitan areas, emerging neighborhoods, and select university communities.
We strive to instill enthusiasm and dedication in our store managers and sales associates through regular communication with the stores.
Wholesale
Our wholesale operations sell to over a dozen authorized distributors and approximately 10,000 screen printers and advertising specialty companies. These screen printers and advertising specialty companies decorate our blank product with corporate logos, brands and other images. Our wholesale customers sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including corporations, sporting venues, concert promoters, athletic leagues, and educational institutions, among others. In order to better serve customers, we allow customers to order products by the piece, by the dozen, or in full case quantities. We also, to a lesser extent, fulfill custom and private-label orders. We do not have any major customers that account for ten percent or more of our total consolidated net sales.
To serve our wholesale customers, we operate a call center out of our Los Angeles headquarters. The call center is staffed with approximately 48 customer service representatives initiating sales calls, answering incoming phone calls, emails and faxes, and assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. During the second half of 2012, we moved one of our call centers from Neuss, Germany to Montreal, Canada.
While we operate primarily on a “make-to-stock” basis, manufacturing and maintaining a sufficient inventory of products to meet demand, our in-house manufacturing capacity also allows us to fulfill orders rapidly. Credit approved orders to be shipped by ground service are generally shipped the same day if the order is received before 7:30 pm Eastern time while those to be shipped by air are generally shipped the same day when received by 6:30 pm Eastern time. The majority of our wholesale and internet customer orders are processed within these parameters. For these reasons, we do not typically maintain a large backlog of orders.
Online Consumer Sales
We currently have twelve different online stores in the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, South Korea, Australia, Mexico, Brazil, Singapore and Hong Kong. All online stores can be accessed at www.americanapparel.com. For segment reporting purposes, U.S. online consumer sales are included in the U.S. Wholesale business segment. Canada online consumer sales are included in the Canada business segment, and international online consumer sales are included in the International business segment.
Brand, Advertising, and Marketing
Our advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention and support key growth strategies. Our in-house creative team works to create edgy, high-impact, provocative ads which are produced year-round and are sometimes featured in leading national and local lifestyle publications, on billboards, and on specialty online websites. We maintain a photo studio at our headquarters. Content for our website and online store are also generated in-house. While the primary intent of this advertising is to support our retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising.
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
Intellectual Property
Our trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. In the United States, we are the registered owner of the “American Apparel®,” “Classic Girl®,” “Standard American®,” “Classic Baby®,” and “Sustainable Edition®” trademarks, among others. We have licensed certain logos and designs from third-parties for use in products featuring those logos and designs, but there is no licensed intellectual property which accounts for a material portion of our products or revenues.
Competition
The specialty retail, online retail and wholesale apparel businesses are each highly competitive. The apparel industry is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. We believe that our emphasis on quality fashion essentials mitigates these factors.
Our retail operations compete on the basis of store location, the breadth, quality, style, and availability of merchandise, the level of customer service offered, and the price of goods for similar brand name quality. While we believe that the fit and quality of our garments as well as the broad variety of colors and styles of casual fashion essentials that we offer help differentiate us, we compete against a wide variety of smaller, independent specialty stores, as well as department stores and national and international specialty chains. Companies that operate in this space include, but are not limited to: The Gap, Urban Outfitters, H&M, Uniqlo and Forever 21. Many of these companies have greater financial, marketing, and other resources when compared to American Apparel.
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
Along with the competitive factors noted above, other key competitive factors for American Apparel’s online e-commerce operations include the success or effectiveness of customer mailing lists, social media acceptance, advertising response rates, merchandise delivery, web site design and web site availability. The online e-commerce operations compete against numerous web sites, many of which may have a greater volume of web traffic, and greater financial, marketing, and other resources.
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
Employees
As of December 31, 2012, we employed a work force of approximately 10,000 employees worldwide. To ensure our long-term success, we must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.
We view our employees as long-term investments and adhere to a philosophy of providing employees with good working conditions in a technology-driven environment which allows us to attain improved efficiency, while promoting employee loyalty. We provide a compensation structure and benefits package for manufacturing employees that includes above-market wages, company-subsidized health insurance, free massage, free parking, as well as other benefits. We also provide for a well-lit working environment that is properly ventilated and heated or cooled in our manufacturing facilities. We believe these factors are key elements in achieving our desire to be an “employer of choice” in the Los Angeles area. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are excellent. We make diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which we conduct operations. See “Risk Factors—We are subject to customs, advertising, consumer protection, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.” and “Risk Factors—Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.” in Part I, Item 1A.
Information Technology
We are committed to utilizing technology to enhance our competitive position. Our information systems provide data for production, merchandising, distribution, retail stores and financial systems. Our core business systems, which consist of both purchased and, to a much lesser degree, internally developed software, are accessed over a company-wide network providing corporate employees with access to key business applications. We dedicate a significant portion of our information technology resources to web services, which include the operation of our corporate website at www.americanapparel.net and our online retail site at www.americanapparel.com.
To support continued growth, we have initiated a strategic review of our information systems. We implemented an ERP system that replaced, enhanced and integrated many elements of our existing information systems. In 2012, we completed a financial system consolidation for our European operations, upgraded the financial accounting and control systems for our Canada office and upgraded our production forecasting and allocation system.
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

Item 1A. Risk Factors
We have substantial indebtedness, which could have adverse consequences to us, and we may not be able to generate significant cash flow in the future to service our indebtedness.
As of December 31, 2012, we had substantial indebtedness. Our level of indebtedness has important consequences to us and you and your investment. For example, our level of indebtedness may:

•
require us to dedicate a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for operations, investments, future business opportunities and other general corporate purposes;

•
make it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default or an inability to borrow under the agreements governing such indebtedness;

•
in the case of a default or an event of default, as applicable, lead to, among other things, cross-defaults with our other indebtedness, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business or financial condition;

•
limit our ability to obtain additional financing, or to sell assets to raise funds, if needed, for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•	result in higher interest expense if interest rates increase on our floating rate borrowings;

•	place us at a competitive disadvantage relative to others in the industry as it is not common for companies involved in the retail apparel business to operate with such high leverage;

•
heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry; or

•	reduce our ability to carry out our plans to expand our store base, product offerings and sales channels.
Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. While our cash flows from operating activities for the year ended December 31, 2012 were slightly positive, we have experienced negative cash flows from operating activities in the past, and our business may not generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs. Such event could have a material adverse effect on us and we may need to take various actions which also could have material adverse consequences to us, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions or investments, and we may not be able to do so on commercially reasonable terms or at all.
The terms of our indebtedness contain various covenants that may limit our business activities, and our failure to comply with these covenants could have material adverse consequences to us.
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
In addition, our indebtedness contains certain financial and maintenance covenants, including covenants relating to our capital expenditures, fixed charge coverage, availability under our revolving credit facility and minimum Consolidated EBITDA as defined in the applicable debt agreements.
Such restrictive and other covenants could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.
In addition, our failure to comply with the various covenants under our indebtedness could have material adverse consequences to us. Such failure may result in our being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue our expansion plans. Our credit agreements contain cross-default provisions by which non-compliance with covenants under any of our credit facilities could also constitute an event of default under our other credit facilities. Such a failure could also result in the acceleration of all of our outstanding debt, and may adversely affect our ability to obtain financing that may be necessary to effectively operate our business and grow the business going forward. In addition, substantially all of our assets are used to secure our indebtedness, including loans under our credit agreements and certain equipment leasing agreements. In the event of a default on these agreements, substantially all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.
Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.
We experience seasonal fluctuations in revenues and operating income. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter being the lowest. Any factors that harm our third or fourth quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.
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
We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses.
Our stock price may be volatile.
Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or anticipated financial results or the financial results of other companies in the retail and apparel industries. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies. Failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline. In addition, the fluctuation of our stock price also could cause us to fail to meet listing standards on the NYSE MKT if our stock price trades at a low price per share for a substantial period of time and we fail to effect a reverse split of our shares.
There will be a substantial number of shares of our common stock available for issuance or sale in the future that would result in dilution to existing public stockholders, may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.
Dov Charney and our warrant-holders currently own or have the right to acquire a substantial number of shares of our common stock. As of December 31, 2012, Mr. Charney owned 45.8 million shares of our common stock and has the contractual right to receive, upon the satisfaction of certain performance conditions or stock price thresholds, up to an additional 30.0 million shares of our common stock. We also have outstanding warrants exercisable to purchase an aggregate of 22.6 million shares of our common stock, of which 21.6 million shares are issuable at an exercise price lower than our current common stock price. In addition, pursuant to the Lion Credit Agreement, in the event of certain other issuances and sales of common or preferred stock (including securities convertible, exercisable or exchangeable for common stock and including the shares issuable to Mr. Charney as described above) or a debt-for-equity exchange by the Company prior to the repayment of obligations under the Lion Credit Agreement, the Company is required to issue additional warrants to Lion exercisable for a number of shares sufficient to prevent the dilution of Lion's fully-diluted beneficial ownership of common stock as a result of such transaction at an initial exercise price less than our current common stock price. Mr. Charney and Lion also have certain registration rights with respect to their shares of common stock (in the case of Lion, the shares underlying its warrants).

As of December 31, 2012 assuming (i) issuance in full of the shares of common stock that Mr. Charney has a right to purchase or receive as described above, (ii) exercise in full of the warrants described above (including new warrants issuable to Lion if such shares are issued to Mr. Charney), (iii) exercise in full of currently outstanding employee options to purchase, vesting of unvested restricted stock awards, including issuance of contingent employee restricted stock awards and options, with respect to a total of 30.0 million shares of common stock and (iv) no other issuances of common stock or securities convertible, exercisable or exchangeable for common stock, the percentage ownership of stockholders other than Mr. Charney, the Investors (as defined below), and holders of outstanding warrants as described above would be reduced from approximately 30% to approximately 20%.
Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of December 31, 2012, Mr. Charney beneficially owned approximately 45% of our outstanding common stock, Lion beneficially owned approximately 16% of our outstanding common stock, and a group of Investors beneficially owned in the aggregate approximately 16% of our outstanding common stock. Mr. Charney and Lion also have the right to acquire additional beneficial ownership under certain circumstances as described above.
In addition, Mr. Charney and Lion are parties to an investment agreement pursuant to which Lion has the right to designate up to two directors on our Board of Directors and a board observer (or, if we increase our board size to 12, up to three directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants. The investment agreement also restricts us from increasing the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above). The two Lion designees on our board of directors and Lion's board observer resigned on March 30, 2011. Lion has indicated that it will retain its ability to re-designate directors to our board of directors and a board observer at the appropriate time in the future, pursuant to its designation rights under the investment agreement.
Mr. Charney and Lion also are parties to an investment voting agreement which provides that, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney will vote his shares of common stock in favor of Lion's designees, and Lion will vote its shares of common stock in favor of Mr. Charney and each other designee of Mr. Charney, in each case subject to Mr. Charney maintaining certain minimum ownership thresholds of common stock.
This concentration of share ownership and agreements may adversely affect the trading price for the common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, some or all of our significant stockholders, if they were to act together, would be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders and may prevent our stockholders from realizing a premium over the current market price for their shares of common stock. Furthermore, our significant stockholders may also have interests that differ from yours and may vote their shares of common stock in a way with which you disagree and which may be adverse to your interests.
Purchases of retail apparel merchandise are generally discretionary and economic conditions may cause a decline in consumer spending which could adversely affect our business and financial performance.
Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas such as fashion apparel, in the United States and many other countries and regions and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by any future decreases in economic activity in the United States or in other regions of the world in which we do business that could potentially cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic conditions and political conditions, acts of terrorism, consumer perceptions of personal well-being and security and other macroeconomic factors affecting consumer spending behavior. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. A decrease in consumer discretionary spending as a result of economic conditions may decrease the demand for our products. In addition, reduced consumer spending may cause us to lower prices, suffer significant product returns from our customers or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.

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
Our trademarks and service marks, and certain other intellectual property, have been registered, or are the subject of pending applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. Our products are noted for their quality and fit, and our edgy, distinctive branding has differentiated it in the marketplace. As such, the trademark and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademark and brand against infringement, but we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.
If we fail to maintain the value and image of our brand, our sales are likely to decline.
Our success depends on the value and image of our brand. Our name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation or those of our senior personnel were to be tarnished by negative publicity. Any of these events could result in decreases in sales.
Our ability to attract customers to our stores depends heavily on the success of the shopping areas in which they are located.
In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping areas. Net sales at these stores are partly dependent on the volume of traffic in those shopping areas. Our stores benefit from the ability of a shopping area's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping areas. We cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. In addition, factors beyond our control impact shopping area traffic, such as economic conditions nationally or in a particular area, competition from internet retailers, changes in consumer demographics in a particular market, the closing or decline in popularity of other stores in the shopping areas where our stores are located, deterioration in the financial conditions of the operators of the shopping areas or developers and consumer spending levels. A significant decrease in shopping area traffic could have a material adverse effect on our financial condition or results of operations. Furthermore, in pursuing our growth strategy, we will be competing with other retailers for prominent locations within the same successful shopping areas. If we are unable to secure these locations or unable to renew store leases on acceptable terms as they expire from time-to-time we may not be able to continue to attract the number or quality of customers we normally have attracted or would need to attract to sustain our projected growth. All these factors may also impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.

Our growth strategy relies in part on the opening of new stores, the remodeling of existing stores and expanding our business internationally, which may strain our resources, adversely impact the performance of our existing store base and delay or prevent successful penetration into international markets.
Our growth strategy and the success of our business depends in part on the opening of new retail stores, both domestically and internationally, the renewal of existing store leases on terms that meet our financial targets, the remodeling of existing stores in a timely manner, and the operation of these stores in a cost-efficient manner. Successful implementation of this portion of our growth strategy depends on a number of factors including, but not limited to, our ability to:

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
Further, our ability to fund expansion in the future and other capital expenditures will depend on our ability to generate sufficient cash from internal operations (after taking into account our debt service obligations and subject to the covenants in our debt agreements) or to access financing, which ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and which financing may not be available on commercially reasonable terms or at all.
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
We depend on the efforts and skills of our management team, and the loss of services of one or more members of this team, each of whom have substantial experience in the apparel industry, could have an adverse effect on our business. Our senior officers closely supervise all aspects of our business, in particular the design and production of merchandise and the operation of our stores. If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In particular, we believe we have benefited substantially from the leadership and strategic guidance of Dov Charney. The loss of Dov Charney would be particularly harmful as he is considered intimately connected to our brand identity and is the principal driving force behind our core concepts, designs and growth strategy.
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
Cost increases in, or shortages of, the materials or labor used to manufacture our products could negatively impact our business and financial condition.
The manufacture of our products is labor intensive and utilizes raw materials supplied by third parties. An important part of American Apparel branding and marketing is that our products are made in the United States. The Federal Trade Commission has stated that for a product to be called “Made in USA”, or claimed to be of domestic origin without qualifications or limits on the claim, the product must be “all or virtually all” made in the United States. The term “United States” includes the 50 states, the District of Columbia, and the U.S. territories and possessions. “All or virtually all” means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no - or negligible - foreign content. We meet the FTC's “Made in USA” standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the United States, either directly by us in our knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the United States. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the United States could also force us to move all or a portion of our manufacturing overseas, which could adversely affect our brand identity.
Similarly, increases in the prices of raw materials or the prices we pay to the suppliers of the raw materials used in the manufacturing of our products, and shortages in such materials, could have a material adverse effect on our financial condition and results of operations. For example, the price of yarn and the cost of certain related fabrics has historically fluctuated and been subject to periodic shortages. Such shortages may result in an increase in our manufacturing costs and could result in a material adverse effect on our financial condition and results of operations, and we are unable to predict whether we will be able to successfully pass on the added cost of raw materials to our wholesale and retail customers. In addition, increases in the cost of, or shortages in, our raw material inputs could adversely affect our ability to compete. Further, we could be forced to seek to offset any increased raw material costs by relocating all or a portion of our manufacturing overseas to locations with lower labor costs.

Our manufacturing operations are located and will be located in higher-cost geographic locations, placing us at a possible disadvantage to competitors that have a higher percentage of their manufacturing operations overseas.
Despite the general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, our textile manufacturing operations are still located in the United States, which is a higher-cost location relative to these offshore locations. In addition, our competitors generally source or produce a greater portion of their textiles from regions with lower costs than we, which also places us at a cost disadvantage. Our competitor's lower costs of production may allow them to offer their products at a lower price than our selling prices for similar products. This could force us to lower our margins or to compete more vigorously with non-price competitive strategies to preserve our margins and sales volume.
Our reliance on operational facilities located in the same vicinity makes our business susceptible to disruptions or adverse conditions affecting the location of our facilities.
We conduct all of our manufacturing operations in the Los Angeles metropolitan area. Specifically, we operate principally out of an 800,000 square foot facility in downtown Los Angeles, which houses our executive offices, as well as our cutting, sewing, and distribution operations. We also operate the following: a knitting facility in Los Angeles, California; a cutting, sewing, garment dyeing and finishing facility in South Gate, California; a fabric dyeing and finishing facility in Hawthorne, California; a cutting, sewing, fabric dyeing and finishing facility in Garden Grove, California; as well as a warehouse facility in Commerce, California and Los Angeles, California. As a result of geographic concentration, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances.
Southern California is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, canceled sales and a loss of loyalty to our brand. Furthermore, if there were a major earthquake, we may have to cease operations for a significant portion of time due to possible damage to our factory or inability to deliver products to our distribution centers.
The process of upgrading our information technology infrastructure may disrupt our operations.
We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We have performed an evaluation of our information technology systems and requirements and have implemented upgrades to our information technology systems supporting the business. These upgrades involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. There are inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems could cause information, including data related to customer orders, to be lost or delayed which could-especially if the disruption or slowdown occurred during the holiday season-result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.
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
Our online retail operations accounted for approximately 9% of net sales for the year ended December 31, 2012 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

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
We operate in the highly competitive retail and apparel industries and our market share may be adversely impacted at any time by the significant number of competitors in our industries that may compete more effectively than we can.
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
Our products are subject to foreign competition. Foreign producers of apparel often have significant labor cost advantages, which can enable them to sell their products at relatively lower prices. However, foreign competitors have faced significant U.S. government import restrictions in the form of tariffs and quotas. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations, and is therefore unpredictable. Given the number of foreign low cost producers, the substantial elimination or scaling back of the import protections that protect domestic apparel producers such as American Apparel could have a material adverse effect on our business and the financial condition and results of operation.
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
We rely heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to us. As a result, we could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. We may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and ability to complete. If we are not able to continue to attract and retain sufficient employees, our manufacturing capabilities, operations and financial results would be adversely affected.
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
As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at any of our properties, we may be held liable. The amount of such liability could be material.
Litigation exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations.
We are subject to regulatory inquiries, investigations, claims and suits. We are currently defending a consolidated putative shareholder class action, two consolidated shareholder derivative actions proceeding in federal and state court, respectively, five wage and hour suits, and numerous employment related claims and suits. In the event one or more of these matters are decided against us, we may incur substantial liability, experience an increase in similar suits or suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not result in material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See the section entitled “Item 3. Legal Proceedings” for a more detailed discussion of American Apparel's pending litigation.

We are currently being audited by government tax agencies regarding our operating activities in previous periods which may result in an assessment of a material amount, the payment of which may adversely impact our financial conditions and operations.
As of December 31, 2012, we are being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes and customs duties for certain previous years. In connection with one such audit, the German customs has issued retroactive assessments on the Company's imports totaling €3,634 or $4,802 at the December 31, 2012 exchange rates. Although we believe that we properly assess and remit all required sales, VAT, income, and other taxes and customs duties in Germany and other applicable jurisdictions, and we account for any uncertain tax position or tax contingency in accordance with the provisions of ASC 740-“Income Taxes” or ASC 450-“Contingencies”. No assurance can be made that these matters will not have a material adverse effect on our financial condition and results of operations. In particular, disruptions in our operations in Germany as a result of customs enforcement actions or otherwise could have a material adverse effect on our E.U. business and operations.
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
We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 28% of our net sales for the year ended December 31, 2012. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer's financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials of our customers. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

Item 2. Properties
The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased each of which is used in connection with all of our operating segments, with the exception of our foreign offices, which are used solely in connection with our Canada and International segments respectively:

Los Angeles, California	Headquarters, Sewing, Cutting, and Distribution
Los Angeles, California	Knitting Facility
Los Angeles, California	Warehouse Facility
Hawthorne, California	Fabric Dyeing and Finishing Facility
South Gate, California	Cutting, Sewing, Garment Dyeing and Finishing Facility
Garden Grove, California	Cutting, Sewing, Knitting, Fabric Dyeing and Finishing Facility
Commerce, California	Warehouse Facility
La Mirada, California	Distribution Center
Montreal, Quebec	Offices, Distribution
London, England	Offices
Tokyo, Japan	Offices
Seoul, South Korea	Offices
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

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2012:
Domestic Locations (140)

Arizona (2)		Florida (7)	Massachusetts (4)
Scottsdale		Boca Raton	Boston—
Tucson		Miami Beach—	Back Bay
		Lincoln Road	Newbury Street
California (38)		Sunset Drive	Cambridge
Arcadia	Napa	Washington Ave.	Wrentham
Berkeley	Palo Alto	Orlando
Camarillo	Pasadena	St. Augustine	Michigan (3)
Claremont	Rancho Cucamonga	Wellington	Ann Arbor
Commerce	San Diego—		East Lansing
Costa Mesa	Fashion Valley	Georgia (2)	Royal Oak
Gilroy	Hillcrest	Atlanta—
Huntington Beach	Pacific Beach	Lenox Mall	Minnesota (2)
Irvine Spectrum	San Francisco—	Little Five Points	Bloomington
Los Angeles—	China Gate		Minneapolis
Echo Park	Haight Ashbury	Hawaii (1)
Factory Store	Union Street	Honolulu—	Missouri (1)
Hollywood	Santa Barbara	Ala Moana	Kansas City
Little Tokyo	Santa Clara
Los Feliz	Santa Cruz	Illinois (7)	Nebraska (1)
Melrose	Santa Monica—	Chicago—	Omaha
Robertson	Main Street	Belmont & Clark
Westwood Village	Third Street Promenade	Gold Coast	Nevada (3)
West Hollywood	Studio City	Lincoln Park	Las Vegas—
Malibu	Venice	State St.	Boca Park
Manhattan Beach	Ventura	Wicker Park	Miracle Mile
		Evanston	Premium Outlets
Colorado (2)		Schaumburg
Boulder			New Jersey (4)
Denver		Louisiana (1)	Cherry Hill
		New Orleans	Edison
Connecticut (2)			Hoboken
New Haven		Maryland (4)	Paramus
South Norwalk		Annapolis
Baltimore
District of Columbia (2)		Bethesda
Georgetown		Silver Spring
Lincoln Square

Domestic Locations (140) (cont'd.)

New York (23)	Pennsylvania (4)	Wisconsin (2)
Brooklyn—	King of Prussia	Madison
Carroll Gardens	Philadelphia—	Milwaukee
Court Street	Sansom Common
Park Slope	Walnut Street
Williamsburg	Pittsburgh—
Central Valley	Shadyside
Garden City
Manhattan—	South Carolina (1)
Bleecker Street	Charleston
Chelsea
Columbia University	Tennessee (2)
Columbus Circle	Memphis
FIT	Nashville
Flatiron
Gramercy Park	Texas (7)
Harlem	Austin—
Hell’s Kitchen	Congress Ave
Lower Broadway	Guadalupe Street
Lower East Side	Dallas—
Noho	Mockingbird
Soho	NorthPark Center
Tribeca	Houston
Upper East Side	Round Rock
Upper West Side	San Antonio—
White Plains	La Cantera

North Carolina (1)	Utah (1)
Charlotte—	Salt Lake City
SouthPark Mall
Vermont (1)
Ohio (3)	Burlington
Cincinnati
Cleveland	Virginia (1)
Columbus	Richmond

Oregon (4)	Washington (4)
Eugene	Lynnwood
Portland—	Seattle—
Hawthorne Blvd.	Capitol Hill
Stark Street	Downtown Seattle
Tigard	University Way

Canada (35)

Alberta (4)	Ontario (12)	Saskatchewan (1)
Calgary—	Kingston	Saskatoon
17th Avenue	London
Market Mall	Ottawa—
Edmonton—	Rideau Centre
82nd Avenue	Thornhill
West Edmonton Mall	Toronto—
Bloor Street
British Columbia (7)	Queen Street
Burnaby	Sherway Gardens
Kelowna	Yonge & Dundas
Vancouver—	Yonge & Eglington
Granville	Yorkdale Shopping Centre
Robson Street	Vaughan
South Granville	Waterloo
West 4th Street
Victoria	Quebec (8)
Laval
Manitoba (1)	Montreal—
Winnipeg	Cours Mont-Royal
Mont-Royal Est
Newfoundland (1)	St-Denis
St. John's	Ste-Catherine West
Pointe-Claire
Nova Scotia (1)	Quebec—
Halifax	Rue St-Jean
Westmount

International Locations (76)

Europe (55)

Austria (1)	Germany (9)	United Kingdom (20)	Spain (2)
Vienna	Berlin—	Birmingham	Barcelona
	Bayreuther Strasse	Brighton	Madrid
Belgium (1)	Münzstrasse	Bristol
Antwerp	Düsseldorf	Glasgow	Sweden (2)
	Frankfurt	Leeds	Stockholm—
France (12)	Hamburg—	Liverpool	Götgatan
Aix-en-Provence	Jungfernstieg	London—	Kungsgatan
Lille	Schanzenstrasse	Camden High Street
Paris—	Köln	Carnaby Street	Switzerland (2)
Marais	Munich—	Covent Garden	Zurich—
Vielle du Temple	Sendlinger Strasse	Kensington High Street	Josefstrasse
Beaurepaire	Stuttgart	King's Cross	Rennweg
Avenue Victor Hugo		Oxford Street
Saint-Germain	Ireland (1)	Portobello Road
Saint-Honore (2)	Dublin	Selfridges
Galeries Lafayette		Shoreditch
La Defense	Italy (3)	Westfield
Toulouse	Milan	Manchester (3)
	Padova	Nottingham
Rome

Netherlands (2)
Amsterdam—
Noordermarkt
Utrechtsestraat

Asia (13)		Other International (8)

China (4)	South Korea (5)	Israel (1)	Australia (5)
Beijing—	Busan	Tel Aviv	Adelaide
Nali Mall	Seoul—		Melbourne
PVG	Chungdam	Mexico (1)	Myer Melbourne
Joy City	Hong Dae	Mexico City—	Myer Sydney
Shanghai	Kangnam	Polanco	Sydney
Myung-dong
Japan (4)		Brazil (1)
Osaka—		São Paulo
Shinsaibashi
Tokyo—
Daikanyama
Shibuya (2)

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
Individual Actions
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. We have not recorded a provision for this matter and are working cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. We do not believe at this time that any settlement will involve a payment of damages in an amount that would be material to and adversely affect our business, financial position, and results of operations or cash flows.
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
We do not have insurance coverage for the above matters. We have accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in our accompanying consolidated balance sheet as of December 31, 2012. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
Additionally, we are currently engaged in other employment-related claims and other matters incidental to our business.  We believe that all such claims against us are without merit or not material, and we intend to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, we believe, but we cannot provide assurance that, the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. Should any of these matters be decided against us, we could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
Derivative Matters
Two shareholder derivative lawsuits (Case No. CV106576 GAF (JCx) and Case No. CV107518 RSWL (FFMx)) were filed in the United States District Court for the Central District of California which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action allege a cause of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over  1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  We do not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on our behalf. We filed a motion to dismiss the Federal Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
Four shareholder derivative lawsuits (Case No. BC 443763, Case No. BC 443902, Case No. BC 445094, and Case No. BC 447890) were filed in fall of 2010 in the Superior Court of the State of California for the County of Los Angeles which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action").
Three of the matters comprising the State Derivative Action allege causes of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations.  On April 12, 2011, the Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action currently pending in the United States District Court for the Central District of California (see below).
Both the Federal Derivative Action and State Derivative Actions are covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.

Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased our common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013 to which we must respond by April 1, 2013. The Federal Securities Action is covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should any of the above matters (i.e., the Federal Derivative Action, the State Derivative Action, or the Federal Securities Action) be decided against us in an amount that exceeds our insurance coverage, or if liability is imposed on grounds which fall outside the scope of our insurance coverage, we could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition and results of operations.

The Company has previously disclosed an arbitration filed by the Company on February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  The Company recently settled one of these cases with no monetary liability to the Company.  The Company recently prevailed on the sexual harassment claims in another of these cases.  While the ultimate resolution of the remaining claims cannot be determined, in light of the favorable ruling in one of these cases, the amount of settlement in the other of these cases, and based on information available at this time regarding the remaining cases, we believe, but we cannot provide assurances that, the amount and ultimate liability, if any, with respect to these remaining actions will not materially affect our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The principal market on which our common stock is traded is the NYSE MKT. Our common stock is traded under the symbol APP.
The following table sets forth the range of high and low sales prices for our common stock and for the periods indicated:

	Common Stock
	High	Low
2011
Fourth Quarter	$0.98	$0.52
Third Quarter	1.21	0.75
Second Quarter	1.69	0.70
First Quarter	1.72	0.88
2012
Fourth Quarter	$1.61	$0.83
Third Quarter	1.70	0.82
Second Quarter	1.09	0.75
First Quarter	1.21	0.63
(b) Holders
On February 28, 2013 there were 1,267 record holders and approximately 9,000 beneficial holders of our common stock.
(c) Dividends
As a public company, we have not paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, restrictions imposed by our debt agreements significantly restrict us from making dividends or distributions to stockholders.
(d) Authorization of Common Stock
On June 21, 2011 the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000 with par value of $0.0001 per share.
(e) Securities Authorized for Issuance Under Equity Compensation Plans
See Note 14, Share-Based Compensation to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(f) Recent Sales of Unregistered Securities
Share numbers (but not dollar amounts) below are shown in thousands.
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
Issuance of Shares to Dov Charney - On November 26, 2010, we sold 1,130 treasury shares of common stock to Dov Charney, our Chairman and Chief Executive Officer, at a price of $1.48 per share in cash, for total cash consideration of $1.65 million. These shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. Proceeds of the sale were used to facilitate equity grants to certain of our employees and to fund the payment of the related withholding taxes for such grants.
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
Also on March 24, 2011, the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate outstanding balance of $4.7 million, including principal and accrued and unpaid interest (to but not including March 24, 2011), were canceled in exchange for an issuance by the Company to Mr. Charney of an aggregate of 4,223 shares of common stock at a price of $1.11 per share, with 50% of such shares being issued on March 24, 2011 and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, (1) the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or (2) there is a change of control of the Company. These shares were issued or are issuable to Mr. Charney, in exchange for the three promissory notes owed by the Company to Mr. Charney, pursuant to the exemption under Section 3(a)(9) of the Securities Act (See Note 12-Related Party Transactions, to the Consolidated Financial Statements).
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
(g) Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2008 through December 31, 2012 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the S&P Retail Index, and the S&P500 over the indicated time periods, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Dates	American Apparel	S&P Retail	S&P 500	Dow
December 31, 2007	100.00	100.00	100.00	100.00
December 31, 2008	13.27	68.12	61.51	66.16
December 31, 2009	20.67	100.29	75.94	78.61
December 31, 2010	11.07	124.01	85.65	87.28
December 31, 2011	4.80	127.63	85.65	92.10
December 31, 2012	6.73	159.31	97.13	97.79

Item 6. Selected Financial Data
The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2012, 2011 and 2010 and the selected historical financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2012 and 2011 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2009 and 2008 and the selected historical financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2010, 2009 and 2008 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands Except Per Share Data)
Consolidated Statements of Operations Data:
Net sales	$617,310	$547,336	$532,989	$558,775	$545,050
Gross profit	$327,383	$294,900	$279,909	$319,912	$294,421
Income (loss) from operations	$962	$(23,293)	$(50,053)	$24,415	$36,064
Net (loss) income	$(37,272)	$(39,314)	$(86,315)	$1,112	$14,112
Per Share Data:
Net (loss) earnings per common share - basic	$(0.35)	$(0.42)	$(1.21)	$0.02	$0.20
Net (loss) earnings per common share - diluted	$(0.35)	$(0.42)	$(1.21)	$0.01	$0.20
Weighted average number of common shares outstanding:
Basic	105,980	92,599	71,626	71,026	69,490
Diluted	105,980	92,599	71,626	76,864	70,317
Consolidated Balance Sheets Data:
Total assets	$328,212	$324,721	$327,950	$327,579	$333,609
Working capital (1)	$80,022	$97,013	$3,379	$121,423	$83,069
Total long-term debt less current maturities (2)	$112,856	$98,868	$5,597	$71,372	$72,328
Stockholders’ equity	$22,084	$48,130	$75,024	$157,341	$136,412
___________________________
(1) Excludes fair value of warrants of $17,241, $9,633, and $993 as of December 31, 2012, 2011, and 2010, respectively.
(2) Includes capital leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Annual Report on Form 10-K. In addition, all dollar and share amounts in this Form Item 7 are presented in thousands, except for per share items and unless otherwise specified.
Overview
We are a vertically integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of January 31, 2013, we had approximately 10,000 employees and operated 251 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which also includes cutting, sewing and knitting operations. During the first half of 2013 we are transitioning our distribution operations to a distribution center in La Mirada, California.
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
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the U.S. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 140 retail stores as of December 31, 2012. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2012, the retail operations in the Canada segment were comprised of 35 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2012, the retail operations in the International segment comprised of 76 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive management.

The following table details, by segment, the change in retail store count during the years ended December 31, 2012, 2011 and 2010:
Stores Opened by Year

	United States	Canada	International	Total
Stores open as of December 31, 2009	160	40	81	281
2010
Opened	1	2	3	6
Closed	(4)	(2)	(8)	(14)
Stores open as of December 31, 2010	157	40	76	273
2011
Opened	1	—	4	5
Closed	(15)	(3)	(11)	(29)
Stores open as of December 31, 2011	143	37	69	249
2012
Opened	1	—	9	10
Closed	(4)	(2)	(2)	(8)
Stores open as of December 31, 2012	140	35	76	251
Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail and online stores, by quarter, for the years ended December 31, 2012, 2011, and 2010 and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2012	16%	16%	20%	11%	15%
Number of Stores	243	242	240	238
2011	(5)%	1%	3%	8%	2%
Number of Stores	249	248	244	241
2010	(10)%	(15)%	(15)%	(11)%	(13)%
Number of Stores	249	257	261	260

Executive Summary
Results of Operations
Net sales for the year ended December 31, 2012 increased $69,974, or 12.8%, to $617,310 from $547,336 reported for the year ended December 31, 2011 due to higher sales across all of our segments.
Net sales at our U.S. Wholesale segment increased by $26,324, or 16.8%, driven by higher sales order volume from a significant number of existing and new customers. We improved our service levels through better inventory planning, which helped facilitate new account generation as well as grow business with our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly to third party screen printers. Online consumer net sales increased primarily as a result of the implementation of a new e-commerce platform, which improved web store functionality, as well as a result of targeted online advertising and promotion efforts.

Net sales at our U.S. Retail, Canada and International segments increased by $43,650, or 11.2%, due to strong performance across categories, particularly women's denim and other apparel and accessories, as well as better inventory composition driven by improvement in distribution operations and allocation efforts.
Gross margin for the year ended December 31, 2012 was 53.0% compared to 53.9% for the year ended December 31, 2011. The decrease in gross margin was due to the impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales decreased from 58.1% in 2011 to 52.9% in 2012. Operating expenses were $326,421 as compared to $318,193 for the years ended December 31, 2012 and 2011, respectively. Excluding the effects of depreciation, amortization, impairment charges and share-based compensation expenses between the two periods, operating expenses as a percentage of sales decreased from 52.3% to 47.9%. The decrease as a percentage of sales was primarily due to a reduction in corporate overhead expenses and the fixed cost leverage as a result of increased sales. Consequently, we generated income from operations of $962 for the year ended December 31, 2012 as compared to loss from operations of $23,293 for the year ended December 31, 2011.
Net loss for the year ended December 31, 2012 was $37,272 as compared to $39,314 for the year ended December 31, 2011. In 2012, the net loss included interest expense of $41,559 and unrealized loss of $4,126 on change in fair value of our warrants liability, offset by a $11,588 gain on extinguishment of debt related to a first quarter 2012 amendment to the Lion Credit Agreement (as defined below). In 2011, the net loss included interest expense of $33,167, a loss of $3,114 on extinguishment of debt related to a first quarter 2011 amendment to the Lion Credit Agreement. This was offset by an unrealized gain of $23,467 on change in fair value of our warrant and purchase rights liability. The higher interest expense is due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement (as defined below). See "Results of Operations - Year ended December 31, 2012 compared to Year ended December 31, 2011" for further details.
Liquidity Trends
We generate cash primarily through the sale of products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payroll for our manufacturing and retail employees, retail store operating expenses and rent for retail stores.
As of December 31, 2012, we had approximately $12,853 in cash and $9,177 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined below). We had $26,113 outstanding on a $50,000 revolving credit facility under the Crystal Credit Agreement with Crystal Financial LLC ("Crystal"), $30,000 of term loans outstanding under the Crystal Credit Agreement, $4,387 outstanding on a C$11,000 revolving credit facility under the Bank of Montreal Credit Agreement, and $109,680 of term loans outstanding under the Lion Credit Agreement with Lion Capital LLP ("Lion"). See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
On March 13, 2012, we replaced our existing revolving credit facility of $75,000 with Bank of America ("BofA") with a three year $80,000 senior secured credit facility with Crystal and other lenders. Among other provisions, the Crystal Credit Agreement requires that we maintain an arrangement similar to a traditional lockbox and contains certain subjective acceleration clauses. In addition, Crystal may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. Proceeds from the Crystal Credit Agreement were used to repay the existing revolving credit facility with BofA, fees and expenses related to the transaction, and for general working capital purposes. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
On December 29, 2012 , the Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), entered into a third amendment to the Bank of Montreal Credit Agreement that extended the maturity date to December 31, 2013.
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital and capital expenditures and to fund operating losses. We fund our liquidity requirements primarily through cash on hand, cash flow from operations, borrowings from revolving credit facilities and term loans under the Crystal and Lion Credit Agreements. Those credit agreements contain financial covenants requiring us to meet specified targets and our inability to achieve such financial targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We continue to evaluate other alternative sources of capital for ongoing cash needs, however, there can be no assurance we will be successful in those efforts.

As a result of these financing transactions described above, we believe that we will have sufficient financing commitments to meet funding requirements for the next twelve months.
Management Plan
We are in the process of executing a plan, which we commenced in 2010, to improve our operating performance and our financial position. This plan includes optimizing production levels at our manufacturing facilities including raw material purchases and labor; reducing inventories; streamlining our logistics operations; web platform refinement; reducing corporate expenses; merchandise price rationalization in the wholesale and retail channels; store renovations; and improving merchandise distribution and allocation procedures. Some of our key initiatives in 2012 include:
New production forecasting system - In September 2012 we implemented a new production forecasting and inventory allocation system that integrates our sales forecasts with our retail inventory tracking system and therefore allows us to better manage our production schedule. It also gives us greater visibility into seasonal and other trends, which will enable a faster reaction to changes in demand.
Refined promotion and inventory allocation strategy - The second and the third quarter of 2012 benefited from an adjustment to the global promotional strategy and improvements to our in-stock position at stores.  We leveraged targeted promotions, which established pricing incentives for customers to buy multiple items in volume driving categories.  Unit sales increased as a result of this change as well as from improvements to our allocation and logistics processes.  During this period, we also ran successful markdowns on aged and seasonal merchandise.  We believe this helped decrease inventory levels in slower turning goods, increase foot traffic, and improve sales on items on markdown as well as full price items.
New e-commerce platform - In September 2012 we implemented a new online store platform for our U.S. online store that resulted in functional improvements to our website and fulfillment processes and will allow us to tailor the look and feel of the online store to enhance the customer online shopping experience. The new store platform will also enable faster deployment of online stores to new international regions. We believe that these improvements will contribute to our continued financial growth as our website has the potential to not only increase online sales but also in-store sales.
As a result of the above initiatives, we were able to reduce our inventory unit levels by approximately 20%, or 4,500 units.
Reduced corporate expenses - During 2012, our general and administrative expenses decreased by 6%, or $6,758, and as a percentage of sales decreased from 19.0% in 2011 to 15.8% in 2012. This decrease was achieved primarily as a result of a $6,482 reduction in professional fees.
Continued RFID implementation - Throughout 2012, we continued to enhance our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems. As of the end of February 2013, we have implemented RFID systems at approximately 213 stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
New distribution center - In June 2012 we entered into a new operating lease agreement for a new distribution center located in California and expect to fully transition our distribution operations into this new facility in the first half 2013. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales.
We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although we have made significant improvements under this plan, there can be no assurance that further planned improvement will be successful.

Results of Operations
Year Ended December 31, 2012 compared to Year Ended December 31, 2011
(Amounts in thousands)

	For the Years Ended December 31,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$182,778	29.6%	$156,454	28.6%
U.S. Retail	198,886	32.2%	174,837	31.9%
Canada	63,669	10.3%	61,865	11.3%
International	171,977	27.9%	154,180	28.2%
Total net sales	617,310	100.0%	547,336	100.0%
Cost of sales	289,927	47.0%	252,436	46.1%
Gross profit	327,383	53.0%	294,900	53.9%

Selling expenses	227,447	36.8%	209,841	38.3%
General and administrative expenses	97,327	15.8%	104,085	19.0%
Retail store impairment	1,647	0.3%	4,267	0.8%
Income (loss) from operations	962	0.2%	(23,293)	(4.3)%

Interest expense	41,559		33,167
Foreign currency transaction loss	120		1,679
Unrealized loss (gain) on change in fair value of warrants and purchase rights	4,126		(23,467)
(Gain) loss on extinguishment of debt	(11,588)		3,114
Other expense (income)	204		(193)
Loss before income tax	(33,459)		(37,593)
Income tax provision	3,813		1,721
Net loss	$(37,272)		$(39,314)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $26,324, or 17%, to $182,778 for the year ended December 31, 2012 as compared to $156,454 for the year ended December 31, 2011. Wholesale net sales, excluding online consumer net sales, increased $17,476, or 13%, to $149,611 for the year ended December 31, 2012 as compared to $132,135 for the year ended December 31, 2011, driven by higher sales order volume from a significant number of existing and new customers. We improved our service levels through better inventory planning, which helped facilitate new account generation as well as grow business with our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly to third party screen printers.
Online consumer net sales increased $8,848, or 36%, to $33,167 for the year ended December 31, 2012 as compared to $24,319 for the year ended December 31, 2011, as a result of the implementation of a new e-commerce platform, which improved web store functionality, as well as a result of targeted online advertising and promotion efforts.
U.S. Retail: Net sales for the U.S. Retail segment increased $24,049, or 14%, to $198,886 for the year ended December 31, 2012 as compared to $174,837 for the year ended December 31, 2011. Net sales growth was generated by a stronger inventory position in high volume categories, improvements to distribution operations, strategic promotions to drive volume in key basics, success in new women's and unisex fashion, including women's denim, and improved presentation of our floor sets. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
Comparable store sales for the year ended December 31, 2012 increased by $24,233, or 15%, while warehouse sales consisting primarily of discounted merchandise contributed an incremental $4,288 increase from 2011 to 2012. The sales increase was partially offset by a $1,710 sales decrease as a result of a reduction in the number of stores in operation from 143 at December 31, 2011 to 140 stores at December 31, 2012.

Canada: Net sales for the Canada segment increased $1,804, or 3%, to $63,669 for the year ended December 31, 2012 as compared to $61,865 for the year ended December 31, 2011. The increase is primarily due to higher net sales in the wholesale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in fiscal 2011, total net sales for the Canada segment for 2012 would have been approximately $64,357, or 4% higher when compared to 2011.
Retail net sales for the year ended December 31, 2012 was $48,499 and was essentially unchanged from the prior year. Comparable store sales for the year ended December 31, 2012 increased by $2,747, or 6%. Since December 31, 2011, the number of retail stores in the Canada segment in operation decreased from 37 to 35. Holding foreign currency exchange rates constant to those prevailing in fiscal 2011, total retail net sales for the Canada segment for 2012 would have been approximately $49,023, or 1% higher when compared to 2011.
Wholesale net sales increased $1,514, or 13%, to $13,006 for the year ended December 31, 2012 as compared to $11,492 for the year ended December 31, 2011. The increase in net sales is due to better focus on key customers and an improved pricing strategy. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $13,147, or 14% higher when compared to 2011.
Online consumer net sales increased $318, or 17%, to $2,164 for the year ended December 31, 2012 as compared to $1,846 for the year ended December 31, 2011. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $17,797, or 12%, to $171,977 for the year ended December 31, 2012 as compared to $154,180 for the year ended December 31, 2011. The increase is due to higher sales in the retail and online sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the International segment for 2012 would have been approximately $178,700, or 16% higher when compared to 2011.
Retail net sales increased $14,870, or 12%, to $141,738 for the year ended December 31, 2012 as compared to $126,868 for the year ended December 31, 2011. The change is mainly due to higher sales in the U.K. of $7,655, Japan of $6,159 and Australia of $2,478 offset by lower sales in Continental Europe of $1,269 primarily due to the closure of two stores during 2012. Comparable store sales for the year ended December 31, 2012 increased by $17,026, or 15% as compared to the year ended December 31, 2011. Since December 31, 2011, the number of retail stores in the International segment increased from 69 to 76 at December 31, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail net sales for 2012 would have been approximately $147,349, or 16% higher when compared to 2011.
Wholesale net sales decreased $128, or 1%, to $10,278 for the year ended December 31, 2012 as compared to $10,406 for the year ended December 31, 2011. The decrease is due to unfavorable exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $10,802, or 4% higher during 2012 when compared to 2011.
Online consumer net sales increased $3,055, or 18%, to $19,961 for the year ended December 31, 2012 as compared to $16,906 for the year ended December 31, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $20,549, or 21% higher when compared to 2011.
Gross margin: Gross margin as a percentage of net sales was 53.0% and 53.9% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross margin was due to the net sales impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy, as well as reduced production in connection with our inventory turn improvement efforts.
Selling expenses: Selling expenses increased $17,606, or 8%, to $227,447 for the year ended December 31, 2012 from $209,841 for the year ended December 31, 2011. The increase was a result of improving sales. Additionally, we increased our spending on print, outdoor and online advertising to $22,114 for the year ended December 31, 2012 from $15,194 for the comparable period in 2011 in order to continue the sales momentum. As a percentage of sales, selling expenses decreased to 36.8% for the year ended December 31, 2012 from 38.3% for the year ended December 31, 2011.
General and administrative expenses: General and administrative expenses decreased $6,758, or 6%, to $97,327 for the year ended December 31, 2012 as compared to $104,085 for the year ended December 31, 2011. As a percentage of sales, general and administrative expenses decreased to 15.8% during the year ended December 31, 2012 from 19.0% during the year ended December 31, 2011. The decrease in general and administrative expenses was primarily due a $6,482 reduction in professional fees (primarily consulting, accounting and legal related fees), a decrease of $1,878 in medical benefit costs in the U.S., a decrease of $1,694 in depreciation and amortization expenses and certain other items, offset by an increase of $3,033 in share-based compensation expense and $2,284 higher salaries, wages and bonus expenses.

Retail store impairment charges: At December 31, 2012, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eleven retail stores was less than their carrying value at December 31, 2012 based on sales performance, and we projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements of $1,647 and $4,267 for the years ended December 31, 2012 and 2011, respectively.
Interest expense: Interest expense increased $8,392 to $41,559 for the year ended December 31, 2012 from $33,167 for the year ended December 31, 2011 primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 0.4% to 18.0% for the year ended December 31, 2012 and 5% to 18% for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 mainly consisted of interest on the Lion Credit Agreement of $22,561, interest on the Crystal Credit Agreement of $5,278, interest on the BofA Credit Agreement of $512 and amortization of debt discount and deferred financing cost of approximately $10,261. Interest paid in cash was $10,954 for the year ended December 31, 2012.
Foreign currency transaction loss: Foreign currency transaction loss was $120 for the year ended December 31, 2012, as compared to a loss of $1,679 for the year ended December 31, 2011. The change related to a lower valuation of the U.S. dollar relative to functional currencies used by our subsidiaries.
Unrealized (gain) loss on change in fair value of warrants and purchase rights: We recorded a $4,126 loss in fair value of warrants for the year ended December 31, 2012 associated with the fair value measurements of the Lion and SOF warrants. We recorded a $23,467 gain in the fair value of warrants and purchase rights for the year ended December 31, 2011 associated with the fair value measurement of purchase rights to an investor group and Mr. Charney, and additional warrants to Lion at December 31, 2011. There were no purchase rights outstanding in 2012. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
(Gain) loss on extinguishment of debt: During the year ended December 31, 2012, we recorded a gain on extinguishment of debt relating to an amendment to the Lion Credit Agreement of approximately $11,588. During the year ended December 31, 2011, we recorded a loss on extinguishment of debt pertaining to an amendment to the Lion Credit Agreement of approximately $3,114. See Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Income tax provision: The provision for income tax increased to $3,813 for the year ended December 31, 2012 as compared to $1,721 for the year ended December 31, 2011. In 2012, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. Similarly, we recognized no tax benefits on our loss before income taxes in 2012. See Note 11, Income Taxes to our consolidated financial statements under Part II, Item 8.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010
(Amounts in thousands)

	For the Years Ended December 31,
	2011	% of net sales	2010	% of net sales
U.S. Wholesale	$156,454	28.6%	$148,997	28.0%
U.S. Retail	174,837	31.9%	177,610	33.3%
Canada	61,865	11.3%	65,638	12.3%
International	154,180	28.2%	140,744	26.4%
Total net sales	547,336	100.0%	532,989	100.0%
Cost of sales	252,436	46.1%	253,080	47.5%
Gross profit	294,900	53.9%	279,909	52.5%

Selling expenses	209,841	38.3%	218,198	40.9%
General and administrative expenses	104,085	19.0%	103,167	19.4%
Retail store impairment	4,267	0.8%	8,597	1.6%
Loss from operations	(23,293)	(4.3)%	(50,053)	(9.4)%

Interest expense	33,167		23,752
Foreign currency transaction loss (gain)	1,679		(686)
Unrealized (gain) loss on change in fair value of warrants and purchase rights	(23,467)		993
Loss on extinguishment of debt	3,114		—
Other (income) expense	(193)		39
Loss before income taxes	(37,593)		(74,151)
Income tax provision	1,721		12,164
Net loss	$(39,314)		$(86,315)

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $7,457, or 5%, to $156,454 for the year ended December 31, 2011 as compared to $148,997 for the year ended December 31, 2010. Wholesale net sales, excluding online consumer net sales, increased $4,386, or 3%, to $132,135 for the year ended December 31, 2011 as compared to $127,749 for the year ended December 31, 2010, primarily due to the launch of a new wholesale catalog and focused effort on expanding our wholesale customer base, specifically, to imprintable wholesale customers. We also added new products to our wholesale offering that attracted a more diversified customer base.
Online consumer net sales increased $3,071, or 14%, to $24,319 for the year ended December 31, 2011 as compared to $21,248 for the year ended December 31, 2010, primarily as a result of functional improvements to our website and fulfillment process, and as well as a targeted online advertising and promotion effort.
U.S. Retail: Net sales for the U.S. Retail segment decreased $2,773, or 2%, to $174,837 for the year ended December 31, 2011 as compared to $177,610 for the year ended December 31, 2010. The decline is due to store closures, partially offset by an increase in average sales prices, warehouse sales in major cities and a modest improvement in our comparable store sales. Although we experienced improvements in comparable store sales throughout the latter half of 2011, these improvements were offset by lower comparable store sales in the first half of the year.
The number of U.S. Retail stores in operation decreased from 157 at December 31, 2010 to 143 at December 31, 2011, which resulted in a $7,449 sales decrease. Warehouse sales contributed $3,165 in 2011 as compared with $509 in 2010. In addition, comparable store sales for the year ended December 31, 2011 increased by 1%, or $981 over the prior year.
Canada: Net sales for the Canada segment decreased $3,773, or 6%, to $61,865 for the year ended December 31, 2011 as compared to $65,638 for the year ended December 31, 2010. The decrease is primarily due to lower sales in the retail sales channel. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total net sales for the Canada segment for 2011 would have been approximately $59,380, or 10% lower when compared to 2010.

Retail net sales decreased $3,442, or 7%, to $48,527 for the year ended December 31, 2011 as compared to $51,969 for the year ended December 31, 2010. The decrease is due to lower comparable store sales and lost sales from store closures, partially offset by favorable foreign currency exchange rates. Comparable store sales for the year ended December 31, 2011 decreased by 12%, or $6,110. From December 31, 2010 to December 31, 2011, the number of retail stores in operation in the Canada segment decreased from 40 to 37, which resulted in a $536 sales decrease. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total retail net sales for the Canada segment for 2011 would have been approximately $46,577, or 10% lower when compared to 2010.
Wholesale net sales decreased $423, or 4%, to $11,492 for the year ended December 31, 2011 as compared to $11,915 for the year ended December 31, 2010. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total wholesale net sales for the Canada segment for 2011 would have been approximately $11,030, or 7% lower when compared to 2010.
Online consumer net sales for the years ended December 31, 2011 was $1,846, essentially flat when compared to the prior year.
International: Net sales for the International segment increased $13,436, or 10%, to $154,180 for the year ended December 31, 2011 as compared to $140,744 for the year ended December 31, 2010. The increase is due to higher sales in both the retail and online sales channels. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total net sales for the international segment for 2011 would have been approximately $146,012, or 4% higher when compared to 2010.
Retail net sales increased $10,068, or 9%, to $126,868 for the year ended December 31, 2011 as compared to $116,800 for the year ended December 31, 2010. The increase is due to higher comparable store sales and favorable foreign currency exchange rates, partially offset by lost sales from store closures. Comparable store sales for the year ended December 31, 2011 increased by 6%, or $6,494. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total retail net sales for the international segment for 2011 would have been approximately $120,176, or 3% higher when compared to 2010. From December 31, 2010 to December 31, 2011, the number of international retail segment stores in operation decreased from 76 to 69, which resulted in a $4,200 sales decrease.
Wholesale net sales decreased $1,068, or 9%, to $10,406 for the year ended December 31, 2011 as compared to $11,474 for the year ended December 31, 2010. The decrease is primarily due to a reduction in customer demand in Germany, partially offset by more sales from new wholesale customers in the U.K. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total wholesale net sales for the international segment for 2011 would have been approximately $9,952, or 8%n lower when compared to 2010.
Online consumer net sales increased $4,436, or 36%, to $16,906 for the year ended December 31, 2011 as compared to $12,470 for the year ended December 31, 2010. The increase is attributable to higher online sales in the U.K. and Japan as a result of improvements to the online shopping experience and promotional campaigns. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total online consumer net sales for the international segment for 2011 would have been approximately $15,884, or 21% higher when compared to 2010.
Cost of sales: Cost of goods sold for the year ended December 31, 2011 was $252,436 and was essentially unchanged from the prior year. As a percentage of net sales, cost of goods sold decreased by 1.4% to 46.1% from 47.5% for the years ended December 31, 2011 and December 31, 2010, respectively. The decrease in cost of goods sold as a percentage of sales was primarily due to an improvement in our manufacturing labor productivity, partially offset by lower production volumes and the resulting lower absorption of our fixed overhead costs and the effect of higher yarn prices on our cost of sales.
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
Selling expenses: Selling expenses decreased $8,357, or 4%, to $209,841 for the year ended December 31, 2011 from $218,198 for the year ended December 31, 2010. The change was attributable to decreases of $7,576 in facility-related expenses (primarily rent) and $3,139 in advertising, partially offset by an increase of $535 for a new wholesale catalog. As a percentage of sales, selling expenses decreased to 38.3% in the year ended December 31, 2011 from 40.9% in the year ended December 31, 2010.
General and administrative expenses: General and administrative expenses increased $918, or 1%, to $104,085 the year ended December 31, 2011 as compared to $103,167 for the year ended December 31, 2010. As a percentage of sales, general and administrative expenses decreased to 19.0% in 2011 from 19.4% in 2010. The change was primarily due to increases of $3,095 in stock-based compensation and $2,180 in salaries and wages, offset by decreases of $3,034 in depreciation expense and $2,756 in professional fees (primarily legal and accounting fees). The increase in stock-based compensation is primarily due to expenses associated with anti-dilution provisions for Dov Charney related to the company's financing transactions in the second and third quarter of 2011 and the accelerated vesting of restricted shares related to the departure of an executive officer (see Notes 13 and 14, Stockholders' Equity and Share Based Compensation to our consolidated financial statements under Part II, Item 8). The increase in salaries is primarily due to the addition of new senior management positions.
Retail store impairment charges: At December 31, 2011, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and determined that the fair value of the assets at eleven retail stores were less than their carrying value at December 31, 2011 based on sales performance through the date of issuance of the financial statements, and projected future cash flows over the respective remaining lease terms for these retail stores. We recorded impairment charges relating primarily to certain retail store leasehold improvements in the U.S. Retail, Canada and International segments of $4,267 and $8,597 for the years ended December 31, 2011 and 2010, respectively.
Interest expense: Interest expense increased $9,415 to $33,167 for the year ended December 31, 2011 from $23,752 for the year ended December 31, 2010 primarily from an increase in the average balance of debt outstanding. Interest rates on our various debt facilities and capital leases ranged from 5% to 18.0% for the year ended December 31, 2011 and 3.4% to 18.0% for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 primarily consisted of amortization of debt discount and deferred financing cost of approximately $9,024, interest on the Lion Credit Agreement of approximately $18,711, of which approximately $17,550 was paid in kind, and interest on borrowings under our revolving credit facilities. Interest paid in cash was $5,535.
Foreign currency transaction loss (gain): Foreign currency transaction loss was $1,679 for the year ended December 31, 2011, as compared to a gain of $686 for the year ended December 31, 2010. The change related to a lower valuation of the U.S. dollar relative to foreign currencies with which we transact our business.
Unrealized (gain) loss on change in fair value of warrants and purchase rights: The $23,467 unrealized gain in the fair value of warrants and purchase rights for the year ended December 31, 2011 relates primarily to the issuance of purchase rights to a group of investors in April 2011 and the subsequent decrease in the fair value of both the warrants and the purchase rights. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Loss on extinguishment of debt: During the year ended December 31, 2011, we recorded a loss of $3,114 on extinguishment of debt associated with the amended terms of the Lion Credit Agreement. See Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Income tax provision: Income tax provision was $1,721 for the year ended December 31, 2011 as compared to $12,164 for the year ended December 31, 2010. In 2010, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. Similarly, we recognized no tax benefits on our loss before income taxes in 2011. See Note 11, Income Taxes to our consolidated financial statements under Part II, Item 8.

Liquidity and Capital Resources
Summary
As of December 31, 2012, we had approximately $12,853 in cash and $9,177 of availability for additional borrowings under the $80,000 Crystal Credit Agreement and the C$11,000 Bank of Montreal Credit Agreement. We had outstanding $26,113 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $4,387 outstanding under the Bank of Montreal Credit Agreement, and $109,680 (including paid-in-kind interest of $16,469 and net of discount of $27,929) of term loans outstanding under the Lion Credit Agreement. Income from operations was $962 for the year ended December 31, 2012. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
On March 13, 2012, we replaced our $75,000 senior secured revolving credit facility with BofA with the Crystal Credit Agreement, a three year $80,000 senior secured credit facility with Crystal. In addition, during 2012, the initial borrowing base under the revolving credit facility was increased by $12,500 for the value associated with the American Apparel brand name. This initial increase was ratably reduced to $0 during the period from April 13, 2012 through January 1, 2013.
In connection with the Crystal Credit Agreement, we entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extends the maturity date of the term loan with Lion Capital LLP ("Lion") to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated EBITDA), (iv) modified certain financial covenants and covenants related to capital expenditures and (v) required a minimum of 5% of each interest payment on the outstanding principal in cash starting on September 1, 2012.

On February 6, 2013, we entered into amendments to both the Crystal Credit Agreement (the "Crystal Fifth Amendment") and the Lion Credit Agreement (the "Lion Eleventh Amendment). The Crystal Fifth Amendment, among other things, (i) allows us to borrow up to $7,500 (with quarterly step downs in availability to December 31, 2013) based on the American Apparel brand name and for such loans to remain outstanding until January 1, 2014; (ii) extends the applicability of the existing minimum EBITDA covenant for the remainder of 2013, (iii) adds a minimum excess availability covenant for the period of December 16, 2013 through February 1, 2014, and (iv) raises the amount of capital expenditures that we are allowed to make in 2012 from $17,000 to $18,000. The Lion Eleventh Amendment, among other things, conforms the minimum EBITDA covenant to the revised minimum EBITDA covenant under the Crystal Credit Agreement.
On December 29, 2012 , our wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc., entered into a third amendment to the Bank of Montreal Credit Agreement that extended the maturity date to December 31, 2013.
As a result of our improved operating performance and the attendant added financial flexibility, we believe that we will have sufficient financing commitments to meet funding requirements for the next twelve months.
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, bank debt and lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital interest payments, capital expenditures and to fund operations. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings under our existing credit facilities. Those credit agreements contain covenants requiring us to meet specified targets for minimum consolidated EBITDA and our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We are in the process of executing a plan to improve the operating performance and our financial position. During 2012, we improved our distribution operations and timing of store replenishments, implemented a new e-commerce platform, refined our promotion and inventory allocation strategy and implemented a new production forecasting system.  These initiatives allowed us to reduce our unit inventory levels and thereby improve working capital.  We also continued to reduce corporate expenses and enhance store inventory management by installing RFID tracking systems in our stores worldwide.  Finally, we are in the process of transitioning our distribution operations into a new modern distribution center located in California.
For 2013, we intend to complete the installation of RFID tracking systems in all of our stores, rationalize merchandise pricing in the wholesale and retail channels, continue to renovate our stores and continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.
Cash Flow Overview
Cash Flow Overview for the years ended December 31, 2012, 2011 and 2010 is as follows (dollars in thousands):

	2012	2011	2010
Net cash provided by (used in):
Operating activities	$23,589	$2,305	$(32,370)
Investing activities	(24,853)	(10,759)	(15,662)
Financing activities	4,214	12,582	48,172
Effect of foreign exchange rate changes on cash	(390)	(1,491)	(1,530)
Net increase (decrease) in cash	$2,560	$2,637	$(1,390)
Year Ended December 31, 2012
Cash provided by operating activities was $23,589. This was a result of a net loss of $37,272 offset by non-cash expenses of $56,608 and a decrease in working capital of $4,253.
Non-cash expenses during the year relate primarily to depreciation, amortization and impairment charges, a decrease in the fair value of our warrant liability, stock-based compensation expense, non-cash interest expense from the amortization of deferred financing costs, loan discounts and paid-in-kind interest. These non-cash charges were offset by a gain on extinguishment of debt.
The decrease in working capital was primarily due to a decrease in inventories of $13,949. The decrease in inventory is due to a year-over-year 20% decrease in units as a result of improvements in our sales and improvements in inventory planning. This was partially offset by an increase in other assets of $8,455 as a result of higher deposits required for our self-insured workers compensation policy.
Cash used in investing activities was $24,853. This consisted primarily of $21,607 in capital expenditures and $3,720 in restricted cash used as collateral to secure our standby letters of credit associated with the worker's compensation self-insurance program and other liabilities. Net investments in property and equipment in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment and computer hardware and software. We upgraded our production forecasting and allocation systems and significantly enhanced our online web store capabilities with a new back office web platform. We also invested in our new distribution center in La Mirada, California. Net investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores. Additionally, we continued implementing radio frequency identification (RFID) tracking systems at our stores. As of the end of February 2013, we had implemented RFID systems at approximately 213 stores worldwide.
Cash provided by financing activities was $4,214. This consisted primarily of proceeds from borrowings of $28,451 under the new revolving credit facility and $29,987 for a term loan, both under the Crystal Credit Agreement, partially offset by the repayment of the previous revolving credit facility for $48,324 with BofA. Borrowings are primarily used to fund our operating and working capital needs.
Year Ended December 31, 2011
Cash provided by operating activities was $2,305. This was a result of non-cash expenses of $43,278 offset by a net loss of $39,314 and an increase in working capital requirements of $1,659.

Non-cash expenses include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, loss on extinguishment of debt, accrued interest-in-kind, impairment charges, stock-based compensation, bad debt expense, deferred income taxes, and deferred rent.

The increase in working capital was due primarily to an increase in inventory of $6,771. Although our unit inventory levels declined 7% at December 31, 2011 compared to December 31, 2010, the increase in yarn and fabric prices beginning in 2010, and continuing throughout the first half of 2011, resulted in an increase to the cost of our inventory, despite overall reductions to the other direct costs in our manufacturing processes. In addition, our production planning and scheduling methodology calls for maintaining normal production levels throughout the year, regardless of seasonality in demand. This approach allows us to have efficient inventory levels in stock and to be well positioned in anticipation of key selling seasons.

Cash used by investing activities was $10,759 and related primarily to capital expenditures. Net investments in property and equipment were $3,638 for the U.S. Wholesale segment, $4,889 for the U.S. Retail segment, $407 for the Canada segment and $2,136 for the International segment. During this period, four new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $12,582. This consisted primarily of proceeds of $21,710 from the sale of common stock and purchase rights and $3,100 in proceeds from a sale-leaseback financing transaction for manufacturing equipment, partially offset by the repayment of $6,874 under our revolving credit facilities.

Year Ended December 31, 2010
Cash used by operating activities was $32,370. This was a result of non-cash expenses of $78,421 offset by net losses of $86,315 and a decrease in working capital requirements of $24,476.
Non-cash expenses include depreciation, amortization, loss on disposal of property and equipment, foreign exchange transaction gain, allowance for inventory shrinkage and obsolescence, change in fair value of warrant liability, accrued interest-in-kind, impairment charges, stock-based compensation, bad debt expense, deferred income taxes, and deferred rent and cash used by changes in operating assets and liabilities.
The decrease in working capital was due to an increase in trade receivables of $1,746, increases in inventory of $37,239, a decreases in prepaid expenses and other current assets of $624, increase in other long-term assets of $629, an increase in accounts payable and accrued expenses and other liabilities of $13,725 and an increase in income taxes of $789. The increase in inventory was due to higher levels of production during fiscal 2010, increased manufacturing costs, and introduction of new product styles.

Cash used by investing activities was $15,662. This consisted of increased net investment in property and equipment of $4,696 for the U.S. Wholesale segment, $7,584 for the U.S. Retail segment, $1,456 for the Canada segment and $1,965 for the International segment. During this period, one new retail store was opened in the United States, two new retail store were opened in Canada, and three new retail stores were opened in the International segment. Investments in the U.S. Wholesale segment consisted mostly of expenditures for manufacturing equipment, computer hardware and software. Investments in the U.S. Retail segment were primarily to upgrade and remodel certain existing stores.

Cash provided by financing activities was $48,172. This consisted primarily from net borrowings of $50,852 under our revolving credit facilities, offset by net cash overdraft, stock-based compensation expense and the repayments of capital lease obligations. Borrowings were used primarily to fund our working capital needs required for higher production levels.

Debt Agreements and Other Capital Resources
Revolving Credit Facilities
Crystal Credit Facility - On March 13, 2012, we replaced our $75,000 senior secured revolving credit facility with BofA with a $80,000 senior credit facility with Crystal and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset-based revolving credit facility of $50,000 and term loan of $30,000. The Crystal Credit Agreement matures on March 13, 2015.
Borrowings under the Crystal Credit Agreement, as amended, are subject to certain borrowing reserves based on eligible inventory and accounts receivable as established by Crystal and are collateralized by substantially all of our U.S. and U.K. assets and equity interests in certain of our foreign subsidiaries. Our available borrowing capacity at December 31, 2012 was $8,029.
Interest under the agreement was at the 90-day LIBOR plus 9.0%, and also included an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility, payable monthly. Additionally, the interest rate with respect to the brand name portion of the outstanding principal amount was at the 90-day LIBOR plus 19.75%.
The Crystal Credit Agreement also includes an early termination fee, if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced, of 3.00% if such payment or reduction occurs the second anniversary of the agreement and 2.00% if such payment or reduction occurs in the third year.
Proceeds from the Crystal Credit Agreement were used to repay our existing BofA Credit Facility, fees and expenses related to the transaction, and for general working capital purposes. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Bank of Montreal Credit Facility - On December 29, 2012, we entered into an amendment to our existing revolving credit facility with Bank of Montreal (the "Bank of Montreal Credit Agreement") that extended the maturity date to December 31, 2013. The Bank of Montreal Credit Facility bears interest at the bank's prime rate (3.0% at December 31, 2012) plus 4.0% per annum payable monthly. The revolving credit facility is secured by liens on personal property on all present and future movable property of our Canadian operations. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8. Borrowings under the Bank of Montreal Credit Agreement are subject to certain advance provisions established by BofM. Our available borrowing capacity at December 31, 2012 was $1,148.
Lion Credit Agreement
We have a loan agreement with Lion Capital, LLC (“Lion” and the “Lion Credit Agreement”, respectively) that provided us with term loans in an aggregate principal amount equal to $80,000. The term loan, as amended, matures on December 31, 2015 and bears interest at a range between 15% and 18% per annum, depending on certain financial covenants, payable quarterly in arrears. For the year end December 31, 2012, the interest rate was 18% per annum. Additionally, for the period from October 1, 2012 to December 31, 2012, the interest rate was increased by 0.52%.
Beginning with the interest accruing from and after September 1, 2012, the Lion Credit Agreement provides for interest at a rate of 5% per annum to be paid in cash. The remainder of the interest, including the additional 0.52% interest, may be payable in kind or in cash at our option.
As of December 31, 2012, we had outstanding approximately $109,680 of second lien debt, net of discount and including accrued paid-in-kind interest, payable to Lion.

The Lion Credit Agreement is subordinated to the Crystal Credit Agreement and contains customary representations, and warranties, events of default, affirmative covenants, negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, capital expenditures, and the ability to incur additional debt and liens), and other financial covenants. We are permitted to prepay the loans in whole or in part at any time at our option, with no prepayment penalty. See Financial Covenants below and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Lion Warrants
As of December 31, 2012, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022. The estimated fair value of $17,222 at December 31, 2012 is recorded as a current liability in our consolidated balance sheets under Part II, Item 8.
The Lion Warrants also contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
SOF Warrants - As of December 31, 2012, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of our common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013. As of December 31, 2012, the estimated fair value of $19 is recorded as a current liability in our consolidated balance sheets. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Investor Purchase Rights - On April 26, 2011 and in connection with the February 18, 2011 amendment to the Lion Credit Agreement, we entered into a purchase and investment agreement with a group of investors ("Investors") and sold approximately 15,777 shares of common stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,417. The purchase rights gave the Investors the right to purchase up to an aggregate of approximately 27,443 additional shares of common stock at a price of $0.90 per share.
We also entered into a purchase agreement with Dov Charney that, among other things, allowed Mr. Charney to purchase 778 initial shares and up to 1,556 additional shares of common stock on the same terms as the purchase agreement with the Investors ("Charney Purchase Rights").
In July 2011, the Investors exercised their purchase rights and acquired 8,407 shares of our common stock for $0.90 per share. These transactions resulted in $6,593 in aggregate proceeds, net of transaction costs.
In October 2011, the remaining 19,036 Investor Purchase Rights and the 1,556 Charney Purchase Rights expired without being exercised. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Related Party Debt and Sale of Stock to CEO
Related-Party Debt - On March 24, 2011, we entered into an agreement with Mr. Charney which canceled our $4,688 promissory notes payable to Mr. Charney in exchange for 4,223 shares of our common stock at a price of $1.11 per share, with 50% of these shares issued at closing and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of our common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of American Apparel.
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
See Notes 12 and 13, Related Party Transactions and Stockholders' Equity to our consolidated financial statements under Part II, Item 8.

Summary of Debt
The following is an overview of our total debt as of December 31, 2012 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	December 31, 2012	Covenant Violations
Revolving credit facility	Crystal Financial LLC	(a) 90-day LIBOR of 0.31% plus 9.0% plus unused facility fee ranging (0.375% -1.00%) and for the brand name: (b) 90-day LIBOR of 0.31% plus 19.75%	$26,113	No
Term loan	Crystal Financial LLC	90-day LIBOR of 0.31% plus 9.0% plus unused facility fee ranging (0.375% -1.00%)	30,000	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	4,387	No
Term loan, net of discount and including interest paid-in-kind	Lion	From 15.0% to 18.0%	109,680	No
Other			388	N/A
Capital lease obligations	15 individual leases ranging between $1-$5,217	From 0.4% to 18.0%	4,547	N/A
Total debt			$175,115

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
Lion Credit Agreement - Significant covenants in the Lion Credit Agreement include an annual limitation of our capital expenditures to $30,000 for fiscal 2012.
The Lion Credit Agreement also requires a minimum Consolidated EBITDA amount (as specified in the credit agreement) for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated EBITDA). Additionally, beginning with the twelve consecutive months ended July 31, 2012 through the remainder of 2013, the Lion Credit Agreement includes a second minimum Consolidated EBITDA covenant to be determined at the end of each month (Monthly Minimum Consolidated EBITDA) that conforms to the Crystal minimum Consolidated EBITDA covenant.
As of December 31, 2012, we were in compliance with the required financial covenants of the Lion Credit Agreement.
Crystal Credit Agreement - Significant covenants in the Crystal Credit Agreement include a minimum excess availability covenant that requires us to maintain minimum excess availability of the the greater of $8,000, or 10.0% of the borrowing base. If the excess availability falls below this minimum, we will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. Additionally, the Crystal Credit Agreement, as amended, added a new minimum excess availability covenant that required the Company to maintain minimum excess availability to be no less than $5,000 during the period from December 17, 2012 to February 1, 2013 and also added a minimum monthly Consolidated EBITDA covenant for the remainder of 2013 to be determined at the end of each month. Furthermore, the Crystal Credit Agreement included an annual limitation of our capital expenditures at the Company's domestic subsidiaries to no more than $18,000 for the year ended December 31, 2012 and $25,000 for each year thereafter.
During the year ended December 31, 2012, our excess availability was below the minimum amount and, as a result, we were required to maintain the fixed charge coverage ratio.

As of December 31, 2012, we were in compliance with the required financial covenants of the Crystal Credit Agreement, as amended.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases over a specified threshold. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility.
As of December 31, 2012, we were in compliance with the financial covenants of the Bank of Montreal Credit Agreement. Each of the credit agreements with Lion Capital, Crystal and Bank of Montreal contain cross-default provisions, whereby an event of default occurring under any of the other credit agreements would cause an event of default.

Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and certain letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate the leases as they expire. Issued and outstanding letters of credit were $3,147 at December 31, 2012, and were related primarily to workers’ compensation insurance and rent deposits.
Contractual Obligations Summary
The following table summarizes our contractual commitments as of December 31, 2012, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facilities, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including some related real estate taxes and maintenance costs, are included in the cost of sales and general and administrative expenses in our consolidated financial statements and amounted to approximately $77,390 for the year ended December 31, 2012.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt, including interest	$110,068	$7,280	$102,788	$—	$—
Current debt, including interest	60,500	60,500	—	—	—
Capital lease obligations, including interest	5,536	2,291	3,240	5	—
Operating lease obligations	334,318	71,150	118,848	81,837	62,483
Advertising commitments	4,456	4,044	412	—	—
Self-insurance reserves	16,132	5,438	5,249	2,749	2,696
Total contractual obligations	$531,010	$150,703	$230,537	$84,591	$65,179

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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, and supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. During the first half of 2012, we experienced lower cost of yarn as opposed to sharply rising costs that took place during the first half of 2011. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

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
Our critical estimates and policies include:

•	revenue recognition;

•	inventory valuation, obsolescence;

•	fair value calculations including, derivative liabilities such as the Lion warrants;

•	valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;

•	income taxes;

•	accruals for the outcome of current litigation; and

•	self-insurance liabilities.
In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our management considers an accounting estimate to be critical if:

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
We recognize revenues from gift cards, gift certificates and store credits as they are redeemed for product. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability or when we determine that some portion of gift cards will not be redeemed. See Gift Cards below.

Sales Returns and Allowances
We analyze sales returns in order to make reasonable and reliable estimates of product returns for our wholesale, online product sales and retail store sales based upon historical experience. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to us by our customers. Accordingly, we believe that our historical returns analysis is an accurate basis for our allowance for sales returns. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns and credits may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, we would record a reduction or increase to net revenues in the period in which we made such determination.
Shipping and Handling Costs
We incur shipping and handling costs in our operations. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to our retail stores and distribution centers and to our wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales.

Gift Cards

Upon issuance of a gift card a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). We determine breakage income for gift cards based on historical redemption patterns. Breakage income is recorded as a credit to selling expenses, which is a component of operating expenses in the consolidated statements of operations. Currently, we record breakage when gift cards remain unredeemed after two years. Our gift cards, gift certificates and store credits do not have expiration dates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate breakage. However, if the actual rate of redemption of gift cards increases significantly, our operating results could be negatively affected.
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

We have evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, we record adjustments to cost of goods sold to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer demand or competition differ from expectations.
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
We evaluate acquired assets and our retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of certain events. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of businesses. Future events could cause us to conclude that impairment indicators exist, and therefore long lived assets could be impaired. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. During the years ended December 31, 2012 and 2011, we recorded a valuation allowance against deferred tax assets of $77,578 and $73,773. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.
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
We are subject to proceedings, lawsuits and other claims related to various matters. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. We currently do not believe, based upon information available at this time, that these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows. See Notes 15 and 18, Commitments and Contingencies and Litigation to our consolidated financial statements under Part II, Item 8.

Self-Insurance Liabilities
We maintain self-insurance programs for our estimated commercial general liability, workers’ compensation, and employees medical risks. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, deductibles, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements.
Other Matters
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
Accounting standards updates effective after December 31, 2012, are not expected to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at December 31, 2012, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $50 per month. We determined this amount based on approximately $60,500 of variable rate borrowings at December 31, 2012. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income. Our primary exposure to variable interest rates is through the effect of fluctuations in LIBOR on the interest rate under the Crystal Credit Agreement.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 38.2% of our net sales for the year ended December 31, 2012 were denominated in other currencies such as Euros, British Pounds Sterling or Canadian Dollars. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. Functional currencies of our foreign operations consist of the Canadian dollar for operations in Canada, the Australian dollar for operations in Australia, the pound Sterling for operations in the U.K., the Euro for operations in the European Union, the Franc for operations in Switzerland, the New Israeli Shekel for operations in Israel, the Yen for the operations in Japan, the Won for operations in South Korea, the Renminbi or Hong Kong dollar for operations in China, the Real for operations in Brazil and the Peso for operations in Mexico, as well as other local currencies for other foreign operations

American Apparel, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2012, 2011 and 2010. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Marcum LLP
Marcum LLP
Melville, NY
March 5, 2013

Item 8. Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$12,853	$10,293
Trade accounts receivable, net of allowances of $2,085 and $2,195 at December 31, 2012 and 2011, respectively	22,962	20,939
Prepaid expenses and other current assets	9,589	7,631
Inventories, net	174,229	185,764
Restricted cash	3,733	—
Income taxes receivable and prepaid income taxes	530	5,955
Deferred income taxes, net of valuation allowance of $12,760 and $12,003 at December 31, 2012 and 2011, respectively	494	148
Total current assets	224,390	230,730
PROPERTY AND EQUIPMENT, net	67,778	67,438
DEFERRED INCOME TAXES, net of valuation allowance of $64,818 and $61,770 at December 31, 2012 and 2011, respectively	1,261	1,529
OTHER ASSETS, net	34,783	25,024
TOTAL ASSETS	$328,212	$324,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$—	$1,921
Revolving credit facilities and current portion of long-term debt	60,556	50,375
Accounts payable	38,160	33,920
Accrued expenses and other current liabilities	41,516	43,725
Fair value of warrant liability	17,241	9,633
Income taxes payable	2,137	2,445
Deferred income tax liability, current	296	150
Current portion of capital lease obligations	1,703	1,181
Total current liabilities	161,609	143,350
LONG-TERM DEBT, net of unamortized discount of $27,929 and $20,183 at December 31, 2012 and 2011, respectively	110,012	97,142
CAPITAL LEASE OBLIGATIONS, net of current portion	2,844	1,726
DEFERRED TAX LIABILITY	262	96
DEFERRED RENT, net of current portion	20,706	22,231
OTHER LONG-TERM LIABILITIES	10,695	12,046
TOTAL LIABILITIES	306,128	276,591
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 110,111 shares issued and 107,181 shares outstanding at December 31, 2012 and 108,870 shares issued and 105,588 shares outstanding at December 31, 2011	11	11
Additional paid-in capital	177,081	166,486
Accumulated other comprehensive loss	(2,725)	(3,356)
Accumulated deficit	(150,126)	(112,854)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS’ EQUITY	22,084	48,130
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,212	$324,721
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$617,310	$547,336	$532,989
Cost of sales	289,927	252,436	253,080
Gross profit	327,383	294,900	279,909
Selling expenses	227,447	209,841	218,198
General and administrative expenses (including related party charges of $1,090, $919 and $912 for the years ended December 31, 2012, 2011 and 2010, respectively)	97,327	104,085	103,167
Retail store impairment	1,647	4,267	8,597
Income (loss) from operations	962	(23,293)	(50,053)
Interest expense	41,559	33,167	23,752
Foreign currency transaction loss (gain)	120	1,679	(686)
Unrealized loss (gain) on change in fair value of warrants and purchase rights	4,126	(23,467)	993
(Gain) loss on extinguishment of debt	(11,588)	3,114	—
Other expense (income)	204	(193)	39
Loss before income taxes	(33,459)	(37,593)	(74,151)
Income tax provision	3,813	1,721	12,164
Net loss	$(37,272)	$(39,314)	$(86,315)

Basic and diluted loss per share	$(0.35)	$(0.42)	$(1.21)

Weighted average basic and diluted shares outstanding	105,980	92,599	71,626

Net loss (from above)	$(37,272)	$(39,314)	$(86,315)
Other comprehensive (loss) income item:
Foreign currency translation, net of tax	631	(188)	(1,085)
Other comprehensive income (loss), net of tax	631	(188)	(1,085)
Comprehensive loss	$(36,641)	$(39,502)	$(87,400)

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Number of Common Shares Issued	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, January 1, 2010	72,467	$7	$(10,044)	$150,449	$(2,083)	$19,012	$157,341
Sale of treasury stock	—	—	7,887	—	—	(6,237)	1,650
Issuance of common stock for stock-based compensation	6,725	1	—	3,239	—	—	3,240
Issuance of stock options for stock-based compensation	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(86,315)	(86,315)
Foreign currency translation, net of tax	—	—	—	—	(1,085)	—	(1,085)
BALANCE, December 31, 2010	79,192	$8	$(2,157)	$153,881	$(3,168)	$(73,540)	$75,024
Stock-based compensation, net	801	—	—	7,107	—	—	7,107
Conversion of debt to equity	2,113	—	—	4,688	—	—	4,688
Sale of common stock, net of fees	26,764	3	—	9,292	—	—	9,295
Reclassification of warrants from equity to debt	—	—	—	(11,339)	—	—	(11,339)
Reclassification of purchase rights upon exercise	—	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	—	(39,314)	(39,314)
Foreign currency translation, net of tax	—	—	—	—	(188)	—	(188)
BALANCE, December 31, 2011	108,870	$11	$(2,157)	$166,486	$(3,356)	$(112,854)	$48,130
Stock-based compensation, net	1,241	—	—	10,595	—	—	10,595
Net loss		—	—	—	—	(37,272)	(37,272)
Foreign currency translation, net of tax	—	—	—	—	631	—	631
BALANCE, December 31, 2012	110,111	$11	$(2,157)	$177,081	$(2,725)	$(150,126)	$22,084
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$615,342	$542,930	$532,601
Cash paid to suppliers, employees and others	(580,685)	(534,497)	(559,386)
Income taxes (paid) refunded	(10)	(866)	698
Interest paid	(10,954)	(5,535)	(6,456)
Other	(104)	273	173
Net cash provided by (used in) operating activities	23,589	2,305	(32,370)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,607)	(11,070)	(15,701)
Proceeds from sale of fixed assets	474	311	39
Restricted cash	(3,720)	—	—
Net cash used in investing activities	(24,853)	(10,759)	(15,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(1,921)	(1,407)	(404)
(Repayments) borrowing under expired revolving credit facilities, net	(48,324)	(6,874)	50,852
Borrowings under current revolving credit facilities, net	28,451	—	—
Borrowings (repayments) under term loans and notes payable	29,987	(13)	(15)
Payment of debt issuance costs	(5,226)	(1,881)	—
Net proceeds from issuance of common stock and purchase rights	—	21,710	—
Payment of payroll statutory tax withholding on stock-based compensation associated with issuance of common stock	(393)	(759)	(2,051)
Proceeds from equipment lease financing	4,533	3,100	—
Proceeds (repayment) of capital lease obligations	(2,893)	(1,294)	(1,860)
Proceeds from sale of treasury stock	—	—	1,650
Net cash provided by financing activities	4,214	12,582	48,172
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(390)	(1,491)	(1,530)
NET INCREASE (DECREASE) IN CASH	2,560	2,637	(1,390)
CASH, beginning of period	10,293	7,656	9,046
CASH, end of period	$12,853	$10,293	$7,656

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2012	2011	2010
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(37,272)	$(39,314)	$(86,315)
Depreciation and amortization of property and equipment and other assets	22,989	24,980	28,130
Retail store impairment	1,647	4,267	8,597
Loss on disposal of property and equipment	102	80	212
Stock-based compensation expense	10,580	6,814	3,719
Unrealized loss (gain) on change in fair value of warrants and purchase rights	4,126	(23,467)	993
Amortization of debt discount and deferred financing costs	10,261	9,024	5,997
(Gain) loss on extinguishment of debt	(11,588)	3,114	—
Accrued interest paid-in-kind	20,344	18,711	11,299
Foreign currency transaction loss (gain)	120	1,679	(686)
Allowance for inventory shrinkage and obsolescence	(1,331)	(1,652)	1,051
Bad debt expense	99	996	1,357
Deferred income taxes	154	701	14,789
Deferred rent	(895)	(1,969)	2,963
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(2,067)	(5,402)	(1,746)
Inventories	13,949	(6,771)	(37,239)
Prepaid expenses and other current assets	(1,829)	1,770	624
Other assets	(8,455)	(5,075)	(629)
Accounts payable	1,779	3,944	10,057
Accrued expenses and other liabilities	(4,223)	9,701	3,668
Income taxes receivable / payable	5,099	174	789
Net cash provided by (used in) operating activities	$23,589	$2,305	$(32,370)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under a capital lease	$—	$—	$92
Property and equipment acquired and included in accounts payable	3,778	1,323	2,735
Reclassification of Lion Warrant from equity to debt	—	11,339	—
Conversion of debt to equity	—	4,688	—
Issuance of warrants and purchase rights at fair value	—	6,387	—
Exercise of purchase rights	—	2,857	—

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and Shares in thousands, except per share amounts)
For the Years Ended December 31, 2012, 2011 and 2010

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2012, the Company operated a total of 251 retail stores in 20 countries: the United States, Canada and 18 other countries.

Liquidity and Management's Plan
As of December 31, 2012, the Company had approximately $12,853 in cash, $9,177 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined in Note 7). Additionally, the Company had outstanding $26,113 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $4,387 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement, and $109,680 (including paid-in-kind interest of $16,469 and net of discount of $27,929) of term loans outstanding under the Lion Credit Agreement (as defined in Note 8).
The Company believes that it will have sufficient financing commitments to meet funding requirements for the next twelve months.
The Company is in the process of executing a plan, which was commenced in late 2010, to improve its operating performance and financial position. During 2012, the Company improved its distribution operations and timing of store replenishments, implemented a new e-commerce platform, refined its promotion and inventory allocation strategy and implemented a new production forecasting system.  These initiatives allowed the Company to reduce its unit inventory levels and thereby improve working capital.  The Company also continued to reduce corporate expenses and enhance store inventory management by installing RFID tracking systems. Finally, the Company was in the process of transitioning its distribution operations into a new modern distribution center located in California.
For 2013, the Company intends to complete the installation of RFID tracking systems in all of its stores, rationalize merchandise pricing in the wholesale and retail channels, continue to renovate its stores and continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. There can be no assurance that plans to improve operating performance and financial position will be successful.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year consolidated financial statements and related footnotes to conform them to the 2012 presentation.
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

Restricted Cash
Restricted cash primarily represents cash collateral on standby letters of credit and certain other obligations. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program. See Note 16.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $8,265 and $9,549 held in foreign banks at December 31, 2012, and 2011, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer, in the U.S. Wholesale segment, accounted for 15.1% and 16.3% of the Company’s total accounts receivables as of December 31, 2012 and 2011, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, restricted cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings and term loans. The fair value of cash, restricted cash, accounts receivable, accounts payable, and variable rate borrowings closely approximates their carrying value due to their short maturities. The fair value of the fixed-rate term note is estimated using a discounted cash flow analysis.
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
As of December 31, 2012, there were no transfers in or out of Level 3 from other levels.
The fair value of the fixed rate term note is estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and is classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the term note. See Note 9.
The fair value of each warrant is estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. See Notes 9 and 13.
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
Based on the qualitative assessment provisions of ASC 350 "Intangibles-Goodwill and Other", the Company determined that based on an analysis of qualitative factors, the fair value of the reporting unit was more likely than not greater than its carrying amount, and therefore, a quantitative calculation of the reporting unit's fair value would not be needed. The Company has not historically had any goodwill impairment.
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
For the years ended December 31, 2012, 2011 and 2010, the Company recognized impairment charges of $1,647, $4,267, and $8,597, respectively, on assets to be held and used. The impairment charges, which primarily related to leasehold improvements and key money of certain U.S. and international retail stores, are included in operating expenses in the accompanying consolidated statements of operations.
Web Site Development
The Company capitalizes applicable costs incurred during the application and infrastructure website development stage and expenses costs incurred during the planning and operating stage. As of December 31, 2012 and 2011, the carrying value of the Company's capitalized website development costs were $2,242 and $691, respectively, and were included in property and equipment in the accompanying consolidated balance sheets.
Self-Insurance Accruals
The Company self-insures a significant portion of expected losses under workers’ compensation and healthcare benefits programs. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company's estimates, its financial results may be significantly impacted. The Company's estimated self-insurance liabilities are classified in its balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the Company's normal operating cycle of 12 months from the date of its consolidated financial statements. Estimated costs under the Company's healthcare program are based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.
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
The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have their foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy, Ireland and Korea, consolidated in the Company's U.S. federal income tax return. The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's entities included in the United States Federal income tax return.
The Company accounts for uncertain tax positions in accordance with ASC 740-“Income Taxes”, and gross unrecognized tax benefits at December 31, 2011 are included in other long term liabilities in the accompanying consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations
Contingencies
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
The Company is subject to proceedings, lawsuits and other claims related to various matters and assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. The Company currently does not believe, based upon information available at this time, that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. There is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows. See Notes 15 and 18, Commitments and Contingencies and Litigation.
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
The Company recognizes revenue from gift cards, gift certificates and store credits as they are redeemed for product or when it is determined that some portion of gift cards will not be redeemed. See Gift Cards below.
Sales Returns and Allowances
The Company analyzes sales returns in order to make reasonable and reliable estimates of product returns for our wholesale, online product sales and retail store sales based upon historical experience. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its retail outlets. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to the Company by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns and credits may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.
Shipping and Handling Costs
We incur shipping and handling costs in its operations. These costs consist primarily of freight expenses incurred for third-party shippers to transport products to its retail stores and distribution centers and to its wholesale and online retail customers. These costs are included in cost of sales and amounts billed to customers for shipping are included in net sales.
Gift Cards

Upon issuance of a gift card a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). The Company determines breakage income for gift cards based on historical redemption patterns. Breakage income is recorded as a credit to selling expenses, which is a component of operating expenses in the consolidated statements of operations. Currently, the Company records breakage when gift cards remain unredeemed after two-years. The Company's gift cards, gift certificates and store credits do not have expiration dates. See Note 6.
The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate breakage. However, if the actual rate of redemption of gift cards increases significantly, the Company's operating results could be negatively affected.
Trade Receivables and Allowance for Doubtful Accounts
Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions.
The Company performs on-going credit evaluations of its customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by its review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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
Advertising, Promotion and Catalog
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising, promotion and catalog expenses for the years ended December 31, 2012, 2011 and 2010 amounted to $22,114, $15,194, and $17,537 respectively, and are included in selling expenses in the accompanying consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2012, 2011 and 2010, cooperative advertising expenses were $311, $112, and $243, respectively.
Share-Based Compensation
The Company recognizes compensation expense on a straight-line basis net of forfeitures over the vesting period for all share-based awards granted. The Company determines the fair value of restricted stock awards based on the market value at the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the grant date. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Estimated forfeitures are zero, as to date, actual forfeitures have been insignificant. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its Common Stock. Based on these valuations, the Company recognized share-based compensation expense of $10,580, $6,814, and $3,719 for the years ended December 31, 2012, 2011 and 2010, respectively.

Preferred Stock
At December 31, 2012 and 2011, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2012 and 2011. Shares may be issued in one or more series.
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
At December 31, 2012, the calculations of net loss per share included the effect of 2,500 shares related to the CEO performance based-awards as the Company achieved the EBITDA targets and these shares were no longer contingently issuable. See Note 14.
The Company had common stock under various options, warrants and other agreements at December 31, 2012, 2011 and 2010. The weighted average effects of 53,478, 49,270 and 23,050 shares at December 31, 2012, 2011 and 2010, respectively, were excluded from the calculations of net loss per share for the years ended December 31, 2012, 2011 and 2010, because their impact would have been anti-dilutive. See Note 13.

Comprehensive Loss
Comprehensive loss represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Accumulated other comprehensive loss includes changes in equity that are excluded from the Company’s net loss, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity. The Company presents the components of comprehensive loss within the consolidated statements of operations and comprehensive loss.
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
Accounting standards updates effective after December 31, 2012, are not expected to have a material effect on the Company's consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2012 and through the date the financial statements were issued.

Note 3. Inventories
The following table presents the components of inventories at December 31, 2012 and 2011:

	2012	2011
Raw materials	$22,301	$18,326
Work in process	2,197	2,468
Finished goods	152,384	168,902
	176,882	189,696
Less: Reserve for inventory shrinkage and obsolescence	(2,653)	(3,932)
	$174,229	$185,764
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2012, 2011 and 2010, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2012 and 2011, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $2,140 and $2,050, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company has a reserve for inventory shrinkage in the amount of $513 and $1,882 at December 31, 2012 and 2011, respectively.

Note 4. Property and Equipment
The following table presents the components of property and equipment at December 31, 2012 and 2011:

	2012	2011
Machinery and equipment	$50,180	$48,251
Furniture and fixtures	42,430	39,789
Computers and software	37,556	30,410
Automobiles and light trucks	1,167	1,066
Leasehold improvements	86,623	81,078
Buildings	587	574
Construction in progress	5,293	382
	223,836	201,550
Less: Accumulated depreciation and amortization	(156,058)	(134,112)
Total	$67,778	$67,438

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
Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the Company’s financial statements and the resulting gain or loss, if any, is reflected in income from operations. Property plant and equipment acquired are recorded as construction in progress until placed in-service, at which time the asset is reclassified to the appropriate asset category and depreciation commences. For the years ended December 31, 2012, 2011, and 2010, depreciation and amortization expense relating to property and equipment was $22,989, $24,980 and $28,130, respectively. At December 31, 2012 and 2011, property and equipment includes $16,415 and $12,063, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2012 and 2011 was $12,093 and $11,874.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail, Canadian and International segments, specifically related to under-performance or operating loss relative to expected historical or projected future operating results. The Company performed a recoverability test on these stores, and for the stores which failed the test, measured and recorded an impairment charge as applicable. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. These inputs are considered level 3 in the fair value hierarchy (See Note 2). Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain retail store leasehold improvements and key money in the U.S. Retail, Canadian, and International segments of $1,647, $4,267 and $8,597 for the years ended December 31, 2012, 2011, and 2010, respectively.
On January 11, 2011, the Company entered an agreement to sell and simultaneously lease back all of the Company's unencumbered manufacturing equipment, for a term of four years and an interest rate of 14.8%. The sale price of the manufacturing equipment was $3,100. The Company has an option, exercisable during the fourth year of the lease term, to repurchase the manufacturing equipment for $310. On November 16, 2012, the Company renewed the lease for a term of three years and an interest rate of 16%. The transaction is accounted for as a financing transaction and is recorded in the accompanying consolidated financial statements as a capital lease.

Note 5. Goodwill, Intangible Assets and Other Assets

Goodwill of $1,906 is assigned to the U.S. Wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008.

Based on the qualitative assessment provisions of ASC 350 "Intangibles-Goodwill and Other", the Company determined that the fair value of the reporting unit was more likely than not greater than its carrying amount, and therefore, a quantitative calculation of the reporting unit's fair value would not be needed. For the years ended December 31, 2012, 2011 and 2010, the Company had no goodwill impairment.

The following table presents the net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31, 2012 and 2011:

	2012	2011
Deferred financing costs	$4,101	$1,833
Broker and finder fees	1,486	1,488
Lease rights	213	274
Key money store leases	2,244	2,567
Gross amortizable intangible assets	8,044	6,162
Accumulated amortization	(2,048)	(1,577)
Total net amortizable intangible assets	5,996	4,585
Goodwill	1,906	1,906
Workers compensation deposit	14,624	7,022
Lease security deposits	8,117	7,919
Other	4,140	3,592
Total	$34,783	$25,024
Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $2,287, $1,634, and $1,473, for the years ended December 31, 2012, 2011 and 2010, respectively, which is recorded to interest expense.
Lease rights are costs incurred to acquire the right to lease a specific property. A majority of the Company's lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the term of the respective leases. Property lease terms are generally for 10 years.

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
Aggregate amortization expense of intangible assets and other assets (excluding deferred financing costs) is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 and was approximately $472, $752, and $990, respectively.
The following table presents the estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years as of December 31, 2012:

Amount
2013	$2,346
2014	2,217
2015	757
2016	243
2017 and thereafter	433

Note 6. Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of December 31, 2012 and 2011:

	2012	2011
Compensation, bonuses and related taxes	$11,524	$11,339
Workers’ compensation and other self-insurance reserves (Note 16)	5,288	5,318
Sales, value and property taxes	4,751	3,721
Gift cards and store credits	5,964	6,939
Loss contingencies	752	1,575
Accrued vacation	1,055	790
Deferred revenue	590	892
Deferred rent	2,997	2,170
Other	8,595	10,981
Total accrued expenses	$41,516	$43,725

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt

The following table presents revolving credit facilities and current portion of long-term debt as of December 31, 2012 and 2011:

	2012	2011
Revolving credit facility (Crystal), maturing March 2015	$26,113	$—
Term loan (Crystal), maturing March 2015	30,000	—
Revolving credit facility (Bank of America), replaced in March 2012	—	48,324
Revolving credit facility (Bank of Montreal), maturing December 2013	4,387	1,995
Current portion of long-term debt (Note 8)	56	56
Total revolving credit facilities and current portion of long-term debt	$60,556	$50,375

The Company incurred interest charges of $41,559, $33,167 and $23,752 for the years ended December 31, 2012, 2011 and 2010, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the years ended December 31, 2012, 2011 and 2010 were not significant.

Revolving Credit Facility and Term Loan - Crystal
On March 13, 2012, the Company replaced its existing revolving credit facility of $75,000 with BofA with a $80,000 senior credit facility with Crystal Financial LLC ("Crystal" and the credit facility the "Crystal Credit Agreement") and other lenders. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. In connection with the financing from Crystal, the Company entered into an amendment to the Lion Credit Agreement. See Notes 8 and 13.
Borrowings under the Crystal Credit Agreement, as amended, are subject to certain borrowing reserves based on eligible inventory and accounts receivable. In addition, the initial availability under the revolving credit facility was increased by $12,500 for the value associated with the brand name. This initial increase based on the brand name was ratably reduced to $0 during the period from April 13, 2012 through January 1, 2013. The Crystal Credit Agreement matures on March 13, 2015 and is collateralized by substantially all of the Company's U.S. and U.K. assets and equity interest in certain of its foreign subsidiaries. At December 31, 2012, the Company had $780 of outstanding letters of credit secured against the Crystal Credit Agreement. The amount available for additional borrowings as of December 31, 2012 was $8,029.
As of December 31, 2012, the interest under the agreement was 9.31% (the 90-day LIBOR at 0.31% plus 9.0%) and also includes an unused facility fee ranging from 0.375% to 1.0% on the unused portion of the revolving credit facility, payable monthly. Additionally, the interest rate with respect to the brand name portion of the outstanding principal amount was 20.06% (the 90-day LIBOR at 0.31% plus 19.75%). The Crystal Credit Agreement also includes an early termination fee, if the term loan is prepaid or if the commitments under the revolving credit facility is permanently reduced, of 3.0% if it occurs the second anniversary of the agreement (b) 2.00% if it occurs in the third year.
The Crystal Credit Agreement includes a minimum excess availability covenant that requires the Company to maintain minimum excess availability of the greater of $8,000, or 10.0% of the borrowing base. If the excess availability falls below this minimum, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 to be calculated monthly on a consolidated trailing twelve-month basis and continuing until the excess availability exceeds this minimum for sixty consecutive days. Additionally, the Crystal Credit Agreement, as amended, added a new minimum excess availability covenant that required the Company to maintain minimum excess availability to be no less than $5,000 during the period from December 17, 2012 to February 1, 2013 and also added a minimum monthly Consolidated EBITDA covenant for the remainder of 2012 to be determined at the end of each month. Furthermore, the Crystal Credit Agreement included an annual limitation of capital expenditures at the Company's domestic subsidiaries to no more than $18,000 for the year ended December 31, 2012 and $25,000 for each year thereafter.
On February 6, 2013, the Company entered into an amendment to the Crystal Credit Agreement ("Crystal Fifth Amendment"), that among other things, (i) allows the Company to borrow based on its trademarks and for such loans to remain outstanding until January 1, 2014; (ii) extends the applicability of the existing minimum EBITDA covenant for the remainder of 2013, (iii) adds a minimum excess availability covenant for the period of December 16, 2013 through February 1, 2014, (iv) amended the amount of capital expenditures limit in fiscal year 2012 from $17,000 to $18,000 and (v) provides the consent of the administrative agent and lenders to the Eleventh Amendment to the Lion Credit Agreement.
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

During the year ended December 31, 2012, the Company's excess availability was below the minimum amount and as a result, it was required to maintain the fixed charge coverage ratio. As of December 31, 2012, the Company was in compliance with the required financial covenants of the Crystal Credit Agreement.

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

Interest under the BofA Credit Agreement was at either (1) the 2-month London Interbank Offered Rate (“LIBOR”) (0.34% at December 31, 2011) plus 4.50% or (2) BofA's prime rate (which rate in no event could have been lower than LIBOR plus 4.50% per annum and was 3.25% at December 31, 2011) plus 2.50%, at the Company's option. At December 31, 2011 the Company had $7,545 of outstanding letters of credit secured against the BofA Credit Agreement.

Revolving Credit Facility - Bank of Montreal

On December 29, 2012 the Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), entered into an amendment to its existing line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that extended the maturity of the agreement to December 31, 2013. The agreement provides for borrowings up to C$11,000, bearing interest at 7.0% (the bank's prime rate at 3.0% as of December 31, 2012 plus 4.0% per annum payable monthly.) This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at December 31, 2012 was $1,148.

The Bank of Montreal Credit Agreement contains a fixed charge coverage ratio and restricts the Company's Canadian subsidiaries from entering into operating leases above a specified threshold. Additionally, the Bank of Montreal Credit Agreement imposes a minimum excess availability covenant, which requires the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5.0% of the revolving credit commitment under the facility.

The Bank of Montreal Credit Agreement contains cross-default provisions with the Crystal Credit Agreement and the Lion Credit Agreement, whereby an event of default occurring under the Crystal Credit Agreement and Lion Credit Agreement would cause an event of default under the Bank of Montreal Credit Agreement.

As of December 31, 2012, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.

Note 8. Long-Term Debt
The following table presents the components of long-term debt as of December 31, 2012 and 2011:

	2012	2011
Long-term debt with Lion (a)	$109,680	$96,760
Other	388	438
Total long-term debt	110,068	97,198
Current portion of debt	(56)	(56)
Long-term debt, net of current portion	$110,012	$97,142
(a) Including accrued interest paid-in-kind of $16,469 and $17,550 and net of discount of $27,929 and $20,183 at December 31, 2012 and 2011, respectively.

Lion Credit Agreement
The Company has a loan agreement with Lion Capital, LLC ("Lion" and the "Lion Credit Agreement", respectively) and the other lenders party thereto, that provided the Company with term loans in an aggregate principal amount equal to $80,000. The term loan, as amended, matures on December 31, 2015 and bears interest at a range between 15% and 18% per annum, depending on certain financial covenants, payable quarterly in arrears. For the year end December 31, 2012, the interest rate was 18% per annum. Additionally, for the period from October 1, 2012 to December 31, 2012, the interest rate was increased by 0.52%.
Beginning with the interest accruing from and after September 1, 2012, the Lion Credit Agreement provides for interest at a rate of 5% per annum to be paid in cash. The remainder of the interest, including the additional 0.52% interest, may be payable in kind or in cash at the option of the Company.
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
Significant covenants in the Lion Credit Agreement include an annual limitation of capital expenditures to $30,000 for fiscal 2012.
The Lion Credit Agreement contains certain cross-default provisions by which noncompliance with covenants under the Crystal Credit Agreement, the Bank of Montreal Credit Agreement and certain other existing and potential agreements also constitutes an event of default under the Lion Credit Agreement.
On March 13, 2012, in connection with the new credit agreement with Crystal Financial (see Note 7), the Company entered into a seventh amendment to the Lion Credit Agreement, which among other things: (i) consented to the Crystal Credit Agreement, (ii) extended the maturity date to December 31, 2015, (iii) reduced the minimum Consolidated EBITDA amounts for any twelve consecutive months as determined at the end of each fiscal quarter and, (iv) modified certain other financial covenants, including covenants related to capital expenditures. The amendment also required that the Lion Warrant be amended (see Note 13). In addition, the seventh amendment modified the Lion Credit Agreement to provide for interest at a rate of 5% per annum to be paid in cash commencing on the interest accruing from and after September 1, 2012 (with the remainder of the interest under the Lion Credit Agreement payable in kind or in cash at the option of the Company).
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

The Lion Credit Agreement also requires a minimum Consolidated EBITDA amount (as specified in the credit agreement)
for any twelve consecutive months as determined at the end of each fiscal quarter (Quarterly Minimum Consolidated
EBITDA). Additionally, beginning with the twelve consecutive months ended July 31, 2012 through the remainder of 2013, the Lion Credit Agreement includes a second minimum Consolidated EBITDA covenant to be determined at the end of each month (Monthly Minimum Consolidated EBITDA) that conforms to the Crystal minimum Consolidated EBITDA covenant.

As of December 31, 2012, the Company is in compliance with the financial covenants under the Lion Credit Agreement.
Amortization of debt discount included in interest expense was $8,130, $7,390 and $4,524 for the years ended December 31, 2012, 2011 and 2010, respectively.
On February 6, 2013, in connection with the Crystal Fifth Amendment, the Company entered into an eleventh amendment to the Lion Credit Agreement which, among other things, conformed the monthly minimum Consolidated EBITDA to the revised minimum EBITDA covenant under the Crystal Credit Agreement and provided for administrative agent and lender consent to the Crystal Fifth Amendment.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving credit facility with Crystal and Bank of Montreal and the term loan approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loan with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model.

The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2012.

The following table presents carrying amounts and fair values of the Company's financial instruments as of December 31, 2012:

Level 3 Liabilities	Carrying Amount		Fair Value
Long-term debt with Lion, net of discount of $27,929 and including interest paid-in-kind of $16,469	$109,680		$105,792
Lion Warrant	—	(a)	17,222
SOF Warrant	—	(a)	19
	$109,680		$123,033
(a) No cost is associated with these liabilities (see Note 13).

The following table presents carrying amounts and fair values of the Company's financial instruments as of December 31, 2011:

Level 3 Liabilities	Carrying Amount		Fair Value
Long-term debt with Lion, net of discount of $20,183 and including interest paid-in-kind of $17,550	$96,760		$86,766
Lion Warrant	—	(a)	9,462
SOF Warrant	—	(a)	171
	$96,760		$96,399
(a) No cost is associated with these liabilities (see Note 13).

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Warrants	Purchase Rights	Total
Balance at January 1, 2011	$993	$—	$993
Additions (see Note 13)	22,547	15,605	38,152
Exercises	—	(2,857)	(2,857)
Realized loss	—	(3,188)	(3,188)
Adjustment resulting from change in fair value recognized in earnings	(13,907)	(9,560)	(23,467)
Balance at January 1, 2012	$9,633	$—	$9,633
Adjustment resulting from change in fair value recognized in earnings	4,126	—	4,126
Gain on extinguishment of debt (see Note 8)	3,482	—	3,482
Balance at December 31, 2012	$17,241	$—	$17,241
Realized loss is the difference between the net proceeds received and the fair value of the purchase rights acquired related to the April 26, 2011 Investor Purchase Agreement (see Note 13). The realized loss is recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the accompanying consolidated statements of operations.
Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the accompanying consolidated statements of operations.

Note 10. Capital Lease Obligations

The Company leases certain equipment under capital lease arrangements expiring at various times through 2017. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 0.4% to 18.0% (average interest rate is 10.9%).

Minimum future payments under these capital leases at December 31, 2012 are:

Year Ending December 31,
2013	$2,291
2014	1,866
2015	1,374
2016	3
2017 and thereafter	2
Total future minimum lease payments	5,536
Less: Amount representing interest	(989)
Net minimum lease payments	4,547
Current portion	1,703
Long-term portion	$2,844

Note 11. Income Taxes
The Company's net loss before income taxes includes the following components for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
United States	$(38,365)	$(37,876)	$(76,807)
Foreign	4,906	283	2,656
	$(33,459)	$(37,593)	$(74,151)

The following table presents the federal and state income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Current:
Federal	$—	$—	$(2,669)
State	134	228	(355)
Foreign	3,446	879	1,452
	3,580	1,107	(1,572)
Deferred:
Federal	—	—	10,158
State	—	—	2,429
Foreign	233	614	1,149
	233	614	13,736
Income tax provision	$3,813	$1,721	$12,164
The following table presents a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2012	2011	2010
Taxes at the statutory federal tax rate of 35%	(11,711)	(13,158)	(25,953)
State tax, net of federal benefit	4,913	(18)	5,411
Change in valuation allowance	5,123	21,794	31,522
Federal general business tax credits	—	—	(39)
Foreign taxes	(618)	533	1,863
Unrealized loss (gain) on warrants and purchase rights	4,809	(8,213)	—
Uncertain tax positions	—	—	(342)
Other	1,297	783	(298)
Total income tax provision	3,813	1,721	12,164
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating losses and tax credit carryforwards.

The following table presents the tax effects of significant items comprising the Company's deferred taxes as of December 31:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$778	$811
Deferred rent	7,773	8,082
Accrued liabilities and workers’ compensation	12,409	10,584
Inventories	6,731	4,885
Federal and California tax credits	12,067	16,205
Net operating loss carryforward	36,111	27,793
Deferred gift card income	1,866	1,978
Fixed assets	870	—
Foreign tax credits	8,335	5,662
Other comprehensive income	29	3
Other	848	1,654
Total gross deferred tax assets	87,817	77,657
Less valuation allowance	(77,578)	(73,773)
Net deferred tax assets	10,239	3,884
Deferred tax liabilities:
Prepaid expenses	(1,004)	(820)
Fixed assets	—	(1,382)
Unrealized (gain) loss on warrants and purchase rights	(8,003)	—
Other	(35)	(251)
Total gross deferred tax liabilities	(9,042)	(2,453)
Net deferred tax assets and liabilities	$1,197	$1,431
At December 31, 2012, the Company has federal net operating loss carryforwards of approximately $95,647 expiring beginning in 2030, state net operating loss carryforwards of approximately $65,390, expiring beginning in 2020 and foreign net operating loss carryforwards of $7,400 with expiration dates starting in 2014 (certain foreign loss carryforwards do not expire). The Company has performed an analysis and determined it is more likely than not that ownership change has not occurred through December 31, 2012 pursuant to §382 of the I.R.C. and, accordingly, the net operating loss carryfowards through such date are not subject to an annual Section 382 limitation.
The California state tax credits do not expire. Management has determined that it is more likely than not that the tax credits will be unrealized due to the Company’s ability to generate substantial credits in excess of credits utilized on an annual basis and has provided a full valuation allowance against the unused California credit carryforwards.
The Company accounts for its uncertain tax positions in accordance with ASC 740-10.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2012	2011	2010
Gross unrecognized tax benefits at January 1	$2,163	$1,311	$5,138
Increases for tax positions in prior periods	—	852	62
Increases for tax positions in current period	—	—	—
Decreases for tax positions in prior period	(2,163)	—	(3,889)
Gross unrecognized tax benefits at December 31	$—	$2,163	$1,311
Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $0, $1,329, and $1,311, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2011 through December 31, 2012. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through 2012.

The Company agreed to a settlement with the Canadian Revenue Agency (“CRA”) for audit of the years ended December 31, 2005 through December 31, 2007 representing $830 in additional tax interest and penalty. As a result, the Company's unrecognized tax benefits were decreased by $552 for the year ended December 31, 2012.
The Company concluded its audit by the U.S. Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010 with no tax owed due to utilization of federal net operating loss carryback. As a result, the Company's unrecognized tax benefits were decreased by $1,611. The Company is also currently being audited by various state jurisdictions. At this time, the Company does not anticipate these audits to result in a material impact on the Company.
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
The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($30,046 at December 31, 2012) of its controlled foreign corporations which are considered permanently invested outside of the United States. Undistributed cash at controlled foreign corporations, which remains permanently reinvested at December 31, 2012 was $3,422. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but would be substantially eliminated as the Company has U.S. net operating losses of approximately $95,647 at December 31, 2012 and U.S. tax credits of approximately $12,718 available to utilize to offset the tax effect of repatriation.

Note 12. Related Party Transactions
See Note 8, Long-Term Debt for a description of loans made by Lion to the Company and Note 13, Stockholders' Equity for a description of the warrants issued by the Company to Lion and a purchase agreement, dated April 27, 2011, between Mr. Charney and the Company.

Subordinated Notes Payable to Related Party
At December 31, 2010, the Company had three outstanding loans payable to its CEO for $4,611. These loans bearing interest at 6% were due at various dates between December 2012 and January 2013. On March 24, 2011, the Company and its CEO entered into, and closed the transactions under, a purchase agreement pursuant to which (i) Mr. Charney purchased from the Company an aggregate of 1,802 shares of Common Stock at a price of $1.11 per share, for aggregate cash consideration of approximately $2,000 in cash, and (ii) the three outstanding loans payable, which as of March 24, 2011 had an aggregate book value of approximately $4,688, including principal and accrued and unpaid interest outstanding, were canceled in exchange for an issuance by the Company of an aggregate of 4,223 shares of common stock at a price of $1.11 per share with 50% of these shares issued at closing and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of the Company, as defined in the purchase agreement. For the years ended December 31, 2012, 2011 and 2010 interest expense related to these loans was $0, $64, and $266, respectively.
Personal Guarantees by the Company’s CEO
As of December 31, 2012, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $7,660 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with one vendor aggregating $600.
Lease Agreement Between the Company and Related Parties
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011 and was subsequently extended for the next five years on substantially the same terms. Rent expense (including property taxes and insurance payments) related to this lease was $830, $622 and $712 for the years ended December 31, 2012, 2011 and 2010, respectively.

Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $260, $297 and $200 for the years ended December 31, 2012, 2011 and 2010, respectively.

Registration Rights
Pursuant to a registration rights agreement between the Company and Dov Charney, entered into in connection with the 2006 reverse merger between American Apparel, Inc. and Endeavor Acquisition Corp, Mr. Charney has both demand and piggyback registration rights relating to the shares of the Company's common stock that he received from that transaction.
Employment Agreement with the Company's CEO
In March 2012 the Company's Board of Directors approved a three-year employment agreement with Mr. Charney commencing on April 1, 2012 that will automatically extend for successive one-year periods unless earlier terminated by the Company. The agreement provides for, among other things, a minimum annual base compensation of $800 plus performance bonuses and the right to receive 7,500 shares of the Company's common stock, subject to performance hurdles and other terms, and conditions as described in the agreement. See Note 13.
Bonus to the Company's CEO
For the years ended December 31, 2012, 2011 and 2010, the Company recorded $1,003, $754 and $0 in CEO bonus in operating expenses in the consolidated statements of operations.

Note 13. Stockholders' Equity
Authorization of Common Stock
On June 21, 2011 the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000.
Common Stock Warrants
Lion Warrants
As of December 31, 2012, Lion held warrants to purchase 21,606 shares of the Company's common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022.
The Lion Warrants, as amended, contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges.
The fair value for the warrants at December 31, 2012 was estimated using the Binomial Lattice option valuation model. The fair value of the warrants at December 31, 2011 was estimated using the Monte Carlo simulation valuation model. The calculations as of December 31, 2012 assumed a contractual remaining term of 9.27 years, exercise price of $0.75, stock price of $1.01, interest rate of 1.63%, volatility of 73.87% and no dividends. As of December 31, 2012 and December 31, 2011, the fair value of the Lion Warrants was estimated to be $17,222 and $9,462, respectively, and in accordance with ASC 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity", was recorded as a liability in the accompanying consolidated balance sheets.
On March 13, 2012, in connection with the new credit agreement with Crystal Financial, LLC, the Company entered into an amendment to the Lion Credit Agreement (see Note 8), which required that the warrants issued to Lion be amended to, among other things, extend the term of the warrants to February 18, 2022 and add a provision pursuant to which, if American Apparel did not meet a certain quarterly EBITDA amount, the exercise price of the warrants would be reduced by $0.25 (a one-time adjustment for the first violation of such covenant; subsequent violations would not result in further adjustment). As of March 31, 2012, the Company did not meet the EBITDA requirement, and, as a result, the exercise price of the existing Lion warrants was reduced by $0.25 to $0.75 per share.

SOF Warrants
As of December 31, 2012, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013.
On March 31, 2012, as a result of the change in exercise price for the Lion Warrants discussed above, the exercise price of the SOF warrants were changed to $2.148 per share.
The fair value for the warrants at December 31, 2012 and December 31, 2011 was estimated using the Binomial Lattice option valuation model. The calculations as of December 31, 2012 assumed a contractual remaining term of 1.0 year, exercise price of $2.148, stock price of $1.01, interest rate of 0.16%, volatility of 50.82% and no dividends. As of December 31, 2012 and December 31, 2011, the fair value of the warrants were estimated to be $19 and $171, respectively, and in accordance with ASC 815-40, was recorded as a liability in the accompanying consolidated balance sheets.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2010	17,000	$2.05	6.1
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - December 31, 2010	17,000	2.05	5.1
Issued (1)	41,366	1.14
Forfeited (2)	(35,760)	1.63	—
Expired	—	—	—
Outstanding - December 31, 2011	22,606	1.05	6.0
Issued (2)	44,212	0.90
Forfeited (2)	(44,212)	1.03	—
Expired	—	—	—
Outstanding - December 31, 2012	22,606	$0.81	8.8

Fair value - December 31, 2012	$17,241
(1) Issued shares at December 31, 2011 include issuances and repriced shares.
(2) Represents repriced shares.

Common Stock and Purchase Rights
On April 26, 2011 and in connection with the February 18, 2011 amendment to the Lion Credit Agreement, the Company entered into a purchase and investment agreement with a group of investors ("Investors") and sold approximately 15,777 shares of common stock at a price of $0.90 per share and purchase rights to acquire additional shares of common stock for the aggregate net cash purchase price of approximately $12,417. The purchase rights gave the Investors the right to purchase up to approximately 27,443 additional shares of common stock at a price of $0.90 per share.
In connection with the purchase agreement with the Investors, the Company entered into a purchase agreement with Mr. Charney that, among other things, allowed Mr. Charney to purchase from the Company 778 shares of common stock at $0.90 per share, generating net proceeds of $700, and granted to Mr. Charney a right to purchase up to 1,556 additional shares of common stock on substantially the same terms as the purchase agreement with the Investors (the "Charney Purchase Rights").
The Investor Purchase Rights and Charney Purchase Rights (collectively, the "Purchase Rights") had a fair value of $15,605 at the date of the agreement. The Company recorded the Purchase Rights as a liability since they met the classification requirements for liability accounting in accordance with the ASC 815-40. The fair value was calculated using the Monte Carlo simulation pricing model, and assumed a stock price of $1.58, exercise price of $0.90, volatility of 99.08%, annual risk free rate of 0.11% and a term of 0.5 years. Net proceeds of $12,417 were allocated entirely to the Purchase Rights. The difference between the net proceeds received and the fair value of the purchase rights aggregating $3,188 were recorded in unrealized (gain) loss on change in fair value of warrants and purchase rights in the consolidated statements of operations.

In July 2011, the Investors exercised their purchase rights and acquired 8,407 shares of the Company's common stock for $0.90 per share, generating net proceeds of $6,593. The fair value of these exercised rights aggregated $2,857, which was reclassified in accordance with ASC 815-40 from a liability to stockholders' equity. As a result of the exercise of their purchase rights, the Investors have one remaining demand registration right with respect to their shares, subject to the terms and conditions of the relevant purchase agreement.
In October 2011, the remaining 19,036 Investor Purchase Rights and the 1,556 Charney Purchase Rights expired without being exercised.
The following table summarizes Purchase Rights issued, forfeited and expired (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	—	$—	—
Issued	28,999	0.90	0.5
Forfeited	—	—	—
Exercised	(8,407)	0.90	—
Expired	(20,592)	—	—
Outstanding - December 31, 2011	—	$—	—
The Company's CEO Anti-Dilution Rights
As a condition to the Investors purchasing the shares and as a result of the July 2011 exercises of the Investor Purchase Rights, the Company provided Mr. Charney with certain anti-dilution rights (the ''Charney Anti-Dilution Rights"). The Charney Anti-Dilution Rights provided that Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to approximately 20,416 shares of the Company's common stock as anti-dilution protection.
On October 16, 2012, the Company and Mr. Charney entered into an amendment to the anti-dilution provisions contained in the Purchase Agreement with Mr. Charney dated as of April 27, 2011. Subject to receipt of any required stockholder approval under the rules of the NYSE MKT, the amendment extends by one year the measurement periods for Mr. Charney’s anti-dilution protection provisions and reduces the length of the corresponding stock price target periods from 60 days to 30 days. The fair value of these awards of $13,192 was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, the stock price of $1.3, annual risk free rate of 0.45%, volatility of 90.46% and a term of 3.5 years.
As amended, each of the shares associated with the anti-dilution provision is issuable in three equal installments, one per each measurement period set forth below, subject to meeting the applicable average volume weighted closing price (“VWAP ”) for 30 consecutive trading days, calculated as set forth in the purchase agreement with Mr. Charney as follows: (i) for the measurement period from April 16, 2012 to and including April 15, 2014, if the VWAP of the common stock during a period of 30 consecutive trading days exceeds $3.25 per share; (ii) for the measurement period from but not including April 16, 2014 to and including April 15, 2015, if the VWAP of the common stock during a period of 30 consecutive trading days exceeds $4.25 per share; and (iii) for the measurement period from but not including April 16, 2015 to and including April 15, 2016, the VWAP of the common stock during a period of 30 consecutive trading days exceeds $5.25 per share.
The Company considered the shares to be awards with market conditions under ASC 718 "Stock Based Compensation," (“ASC 718”). The related service and amortization period for the shares occurs in three probability-weighted terms of 0.9, 1.8 and 2.7 years corresponding to the three measurement periods above. These awards expire after completion of each respective measurement period. See Note 14.
Sale of Treasury Stock to the Company's CEO
On November 26, 2010, the Board of Directors authorized the sale of 1,130 treasury shares of its common stock at approximately $1.48 per share, for a total cost of $1,650 to Mr. Charney.

Sale of Common Stock to the Company's CEO
On July 7, 2011, the Company sold 778 shares of the Company's common stock to Mr. Charney at $0.90 per share for total proceeds of $700.
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
At December 31, 2012, the calculations of net loss per share included the effect of 2,500 shares related to the CEO performance based-awards as the Company achieved the EBITDA targets and these shares were no longer contingently issuable. See Note 14.
The Company had common stock under various options, warrants and other agreements at December 31, 2012 and 2011. The weighted average effects of 53,478, 49,270 and 23,050 shares at December 31, 2012, 2011 and 2010, respectively, were excluded from the calculations of net loss per share for the years ended December 31, 2012 and 2011, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of December 31, 2012 and 2011 are as follows:

	2012	2011	2010
SOF Warrants	1,000	1,000	1,000
Lion Warrants	21,606	21,606	16,000
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416	—
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112	—
Contingent shares issuable to Mr. Charney based on performance factors (3)	5,000	—	—
Employee options & restricted shares	3,344	4,136	6,050
	53,478	49,270	23,050

(1) Included Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement
(2) Pursuant to the March 24, 2011 conversion of debt to equity
(3) Pursuant to Mr. Charney's employment agreement commencing April 1, 2012

The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Credit Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.

Note 14. Share-Based Compensation
Plan Description - On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. In addition, the Board amended the 2007 Performance Equity Plan ("2007 Plan") to provide that as of the July 11, 2011 effective date of registration of the 2011 Plan shares, no new awards shall be made under the 2007 Plan, and any and all shares that would otherwise become available for issuance under the terms of the 2007 Plan by reason of the expiration, cancellation, forfeiture or termination of an outstanding award under such plan shall again be available for grant under the 2011 Plan as of the date of such expiration, cancellation, forfeiture or termination.

The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of December 31, 2012, there were approximately 9,251 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2010	—	$—	—
Granted	6,533	$1.53
Vested	(1,263)	1.53
Forfeited	(220)	1.53
Non-vested - December 31, 2010	5,050	$1.53	3.9
Granted	1,006	0.88
Vested	(2,668)	1.38
Forfeited	(202)	1.53
Non-vested - December 31, 2011	3,186	$1.45	2.7
Granted	1,418	0.93
Vested	(1,783)	1.23
Forfeited	(177)	1.13
Non-vested - December 31, 2012	2,644	$1.33	1.3

Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of four to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Stock-based compensation is recognized over the vesting period based on the grant-date fair value.

Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	—	$—
Granted	1,000	1.75
Forfeited	—	—
Expired	—	—
Outstanding - December 31, 2010	1,000	$1.75	9.8
Granted	700	0.82
Forfeited	(750)	1.75
Expired	—	—
Outstanding - December 31, 2011	950	$1.06	9.5
Granted	—	—
Forfeited	—	—
Expired	(250)	1.75
Outstanding - December 31, 2012	700	$0.82	8.8
Vested (exercisable) - December 31, 2012	350	$0.82	8.8	$—
Non-vested (exercisable) - December 31, 2012	350	$0.82	8.8	$—

Stock-Based Compensation Expense - During the years ended December 31, 2012, 2011 and 2010, the Company recorded share-based compensation expense of $10,580, $6,814 and $3,719, respectively, related to its share based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2012, unrecorded compensation cost related to non-vested awards was $14,943 that is expected to be recognized through 2015.
CEO Anti-Dilution Rights - On October 16, 2012, the Company and Mr. Charney entered into an amendment to Mr. Charney's anti-dilution rights (see Note 13). As the amendment lengthened the requisite service period, the Company will recognize the unrecorded compensation cost from the original award of $2,738 over its remaining service period and recognize the incremental compensation cost as a result of the modification of $6,854 over the requisite service period of the modified award. During the year ended December 31, 2012 and 2011, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $5,440 and $3,055, respectively. As of December 31, 2012, unrecorded compensation cost was $8,444, which is expected to be recognized through 2015.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock (see Note 12). The shares are issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. For the fiscal 2012 measurement period, the Company achieved the target EBITDA and as a result, subject to approval by the compensation committee of the Board of Directors, the Company will issue 2,500 shares to Mr. Charney on April 1, 2013.
The grant date fair value of the award is based on the share price of $0.75 and will be recognized over the related service and amortization period in three probability-weighted terms of 1.2, 2.1 and 3.1 years corresponding to the three measurement periods. During the year ended December 31, 2012, the Company recorded share-based compensation expense of $2,578. As of December 31, 2012, unrecorded compensation cost was $3,047, which is expected to be recognized through 2015.
Non-Employee Directors
On January 2, 2013, October 1, 2012, July 2, 2012 and April 1, 2012, the Company issued a quarterly stock grant to each non-employee director of approximately 9, 7, 11 and 12 shares of common stock, based upon the closing prices of $1.13, $1.53, $0.90 and $0.82 per share, respectively. Additionally, Messrs. Danzinger and Igelman each received an additional 23 shares for services performed during the second half of 2011. On January 19, 2010, the Company issued the annual stock grant to each non-employee director of approximately 22 shares of common stock, based upon the closing price of $3.45 per share. Messrs. Capps and Richardson, two former directors who were also representatives of Lion Capital, each agreed to forgo receipt of annual stock grant having an aggregate market value of $75 at the time of grant. For the year ended December 31, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant. The share-based compensation is reflected in operating expenses in the accompanying consolidated statements of operations.

Note 15. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2012 are as follows:

Amount
2013	$71,150
2014	65,947
2015	52,901
2016	44,707
2017	37,130
Thereafter	62,483
Total	$334,318
Operating lease rent expense (including some real estate taxes and maintenance costs) and leases on a month to month basis were approximately $77,390, $78,138, and $86,708, for the years ended December 31, 2012, 2011, and 2010, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales (for production-related activities) and selling expenses (primarily for retail stores) in the accompanying consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 at both December 31, 2012 and 2011 for state sales tax contingencies.
Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, the German customs has issued retroactive assessments on the Company's imports totaling $4,802 at the December 31, 2012 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment". Consequently, the German customs are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and has filed litigation in German courts to contest such assessment. However, as the case is still in its preliminary stages, the Company is unable to reasonably estimate the financial outcome of the matter at this time as it cannot predict whether the outcome will be favorable or unfavorable to the Company, or if the Company will be required to advance material amounts during the pendancy of the litigation, and accordingly has not recorded a provision for this matter. No assurance can be made that this matter will not result in a material financial exposure in connection with the audit, which could have a material effect on the Company's financial condition, results of operations or cash flows.
Advertising
At December 31, 2012 and 2011, the Company had approximately $4,456 and $4,378, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers, magazines, as well as outdoor advertising and other advertisements. The majority of these commitments are expected to be paid during the remainder of 2013 and 2012, respectively.

Note 16. Workers’ Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.62% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of December 31, 2012 the undiscounted liability amount was $14,727. The Company’s liability reflected on the accompanying consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of December 31, 2012 and 2011, the Company had issued standby letters of credit in the amounts of $1,100 and $5,492, respectively, with insurance companies being the beneficiaries, through a bank, and cash deposits of $14,624 and $7,022, respectively, in favor of insurance company beneficiaries. At December 31, 2012, the Company recorded a total reserve of $14,472, of which $3,778 is included in accrued expenses and $10,694 is included in other long-term liabilities on the accompanying consolidated balance sheets. At December 31, 2011, the Company recorded a total reserve of $14,189, of which, $3,598 is included in accrued expenses and $10,591 is included in other long-term liabilities on the accompanying consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.
In addition to the above workers' compensation liabilities, at December 31, 2012 and 2011, the Company also recorded an accrual of $150 and $646, respectively for the estimated liability associated with the ICE inspection.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At December 31, 2012 and 2011, the Company’s total reserve of $1,510 and $1,720 was included in accrued expenses in the accompanying consolidated balance sheets.

Note 17. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. U.S. Retail segment consists of the Company's retail operations in the United States, which comprised 140 retail stores operating in the United States as of December 31, 2012. Canada segment includes retail, wholesale and online consumer operations in Canada. As of December 31, 2012, the retail operations in the Canada segment comprised 35 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2012, the retail operations in the International segment comprised 76 retail stores operating in 18 countries outside of the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year Ended December 31, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$149,611	$—	$13,006	$10,278	$172,895
Retail net sales	—	198,886	48,499	141,738	389,123
Online consumer net sales	33,167	—	2,164	19,961	55,292
Total net sales to external customers	182,778	198,886	63,669	171,977	617,310
Gross profit	51,723	130,498	37,500	107,662	327,383
Income (loss) from segment operations	26,634	4,197	(57)	11,929	42,703
Depreciation and amortization	6,322	10,909	1,543	4,215	22,989
Capital expenditures	9,791	6,626	1,607	3,583	21,607
Retail store impairment	—	243	130	1,274	1,647
Deferred rent expense (benefit)	523	(706)	(197)	(515)	(895)

	For the Year Ended December 31, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$132,135	$—	$11,492	$10,406	$154,033
Retail net sales	—	174,837	48,527	126,868	350,232
Online consumer net sales	24,319	—	1,846	16,906	43,071
Total net sales to external customers	156,454	174,837	61,865	154,180	547,336
Gross profit	42,599	117,228	35,799	99,274	294,900
Income (loss) from segment operations	22,406	(4,659)	(3,695)	8,434	22,486
Depreciation and amortization	7,757	10,492	1,567	5,164	24,980
Capital expenditures	3,638	4,889	407	2,136	11,070
Retail store impairment	—	558	808	2,901	4,267
Deferred rent expense (benefit)	257	(1,662)	(121)	(443)	(1,969)

	For the Year Ended December 31, 2010
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$127,749	$—	$11,915	$11,474	$151,138
Retail net sales	—	177,610	51,969	116,800	346,379
Online consumer net sales	21,248	—	1,754	12,470	35,472
Total net sales to external customers	148,997	177,610	65,638	140,744	532,989
Gross profit	32,007	117,496	43,309	87,097	279,909
Income (loss) from segment operations	11,200	(18,455)	5,051	(5,064)	(7,268)
Depreciation and amortization	9,282	10,484	2,170	6,194	28,130
Capital expenditures	4,696	7,584	1,456	1,965	15,701
Retail store impairment	—	4,366	1,348	2,883	8,597
Deferred rent expense (benefit)	431	1,437	(152)	1,247	2,963

Reconciliation of reportable segments consolidated income (loss) from operations for the years ended December 31, 2012, 2011 and 2010 to the consolidated loss before income taxes is as follows:

	2012	2011	2010
Income (loss) from operations of reportable segments	$42,703	$22,486	$(7,268)
Unallocated corporate expenses	(41,741)	(45,779)	(42,785)
Interest expense	41,559	33,167	23,752
Foreign currency transaction loss (gain)	120	1,679	(686)
Unrealized loss (gain) on change in fair value of warrant and purchase rights	4,126	(23,467)	993
(Gain) loss on extinguishment of debt	(11,588)	3,114	—
Other expense (income)	204	(193)	39
Consolidated loss before income taxes	$(33,459)	$(37,593)	$(74,151)
Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2012, 2011, and 2010 consist of the following:

	Years Ended December 31,
	2012	2011	2010

Net sales by geographic location of customer:
United States	$381,664	$331,290	$326,607
Canada	63,669	61,866	65,638
Europe (excluding United Kingdom)	66,861	68,130	68,958
United Kingdom	47,694	40,039	32,535
South Korea	10,732	9,749	9,547
China	5,317	3,857	2,609
Japan	20,336	14,176	10,716
Australia	14,035	11,557	9,474
Other foreign countries	7,002	6,672	6,905
Total consolidated net sales	$617,310	$547,336	$532,989

Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31,:

	2012	2011
United States	$50,551	$49,906
Canada	5,079	5,041
Europe (excluding the United Kingdom)	3,987	4,134
United Kingdom	4,500	5,091
South Korea	433	308
China	358	110
Japan	1,097	1,141
Australia	1,057	1,146
Other foreign countries	716	561
Total consolidated long-lived assets	$67,778	$67,438

Identifiable assets by reportable segment:
U.S. Wholesale	$153,856	$141,732
U.S. Retail	76,709	84,840
Canada	28,586	30,129
International	69,061	68,020
Total	$328,212	$324,721

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31,:

	2012	2011
Total assets	29.8%	30.2%
Total liabilities	10.9%	11.2%

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
Individual Actions
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In its August 19, 2010 written determination, the EEOC has invited the parties to engage in informal conciliation. If the parties are unable to reach a settlement which is acceptable to the EEOC, the EEOC will advise the parties of the court enforcement alternatives available to Ms. Hsu, aggrieved persons, and the EEOC. The Company has not recorded a provision for this matter and is working cooperatively with the EEOC to resolve the claim in a manner acceptable to all parties. The Company does not believe at this time that any settlement will involve a payment of damages in an amount that would be material to and adversely affect the Company's business, financial position, and results of operations or cash flows.
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
The Company does not have insurance coverage for the above matters. The Company has accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in the Company's accompanying consolidated balance sheet as of December 31, 2012. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
Additionally, the Company is currently engaged in other employment-related claims and other matters incidental to the Company's business.  The Company believes that all such claims against the Company are without merit or not material, and the Company intends to vigorously dispute the validity of the plaintiffs' claims. While the ultimate resolution of such claims cannot be determined, based on information at this time, the Company believes, but the Company cannot provide assurance that, the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations, or cash flows. Should any of these matters be decided against the Company, the Company could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
Derivative Matters
Two shareholder derivative lawsuits (Case No. CV106576 GAF (JCx) and Case No. CV107518 RSWL (FFMx)) were filed in the United States District Court for the Central District of California which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action allege a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company filed a motion to dismiss the Federal Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
Four shareholder derivative lawsuits (Case No. BC 443763, Case No. BC 443902, Case No. BC 445094, and Case No. BC 447890) were filed in fall of 2010 in the Superior Court of the State of California for the County of Los Angeles which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action").
Three of the matters comprising the State Derivative Action allege causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection.  The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations.  On April 12, 2011, the Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action currently pending in the United States District Court for the Central District of California (see below).
Both the Federal Derivative Action and State Derivative Actions are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013 to which the Company must respond by April 1, 2013. The Federal Securities Action is covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should any of the above matters (i.e., the Federal Derivative Action, the State Derivative Action, or the Federal Securities Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds which fall outside the scope of the Company's insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.

The Company has previously disclosed an arbitration filed by the Company on February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  The Company recently settled one of these cases with no monetary liability to the Company.  The Company recently prevailed on the sexual harassment claims in another of these cases.  While the ultimate resolution of the remaining claims cannot be determined, in light of the favorable ruling in one of these cases, the amount of settlement in the other of these cases, and based on information available at this time regarding the remaining cases, the Company believes, but the Company cannot provide assurances that, the amount and ultimate liability, if any, with respect to these remaining actions will not materially affect the Company's business, financial position, results of operations, or cash flows.

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2012	$2,195	$99	$—	$(209)	$2,085
For the year ended December 31, 2011	$2,630	$996	$—	$(1,431)	$2,195
For the year ended December 31, 2010	$1,763	$1,357	$—	$(490)	$2,630

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Reserve for inventory shrinkage and obsolescence:
For the year ended December 31, 2012	$3,932	$690	$—	$(1,969)	$2,653
For the year ended December 31, 2011	$5,853	$(1,652)	$—	$(269)	$3,932
For the year ended December 31, 2010	$4,802	$1,033	$—	$18	$5,853

Description	Balance at Beginning of Year	Increase in Allowance	Deductions to Allowance	Other	Balance at End of Year
Valuation allowance of deferred tax assets:
For the year ended December 31, 2012	$73,773	$4,720	$(915)	$—	$77,578
For the year ended December 31, 2011	$51,979	$21,794	$—	$—	$73,773
For the year ended December 31, 2010	$20,457	$31,522	$—	$—	$51,979

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were effective.
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
Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and the opinion expressed by our external auditor's attestation report, our management concluded that our internal controls over financial reporting were operating effectively as of December 31, 2012.
Based on the COSO criteria, management remediated control deficiencies that constituted a material weakness in our prior reported financial statements. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation of Previously Identified Material Weakness & Other Remediation Activities
We implemented certain internal controls to remediate the weakness in our internal controls over financial reporting and inventory during 2012. Our remediated material weakness as of December 31, 2012 represented a continuing material weakness identified as of December 31, 2008. The following describes the remediation activities performed during 2012 for the completed remediation of the material weakness over financial reporting and inventory as disclosed in the annual report on Form 10-K for the year ended December 31, 2011.
Over the course of 2012, we implemented the following activities to fully remediate the material weakness: 1) We implemented a continuing professional education training system for our financial reporting and consolidation team. 2) We performed adequate independent reviews and maintained effective controls related to the preparation of consolidated financial statements. 3) We improved our internal controls over forecasting and inventory demand planning performed by our production planning and forecasting department. 4) We streamlined our inventory costing process and analysis which facilitated timelier and more accurate reporting. 5) We refreshed and updated our standard costing systems to reflect the recent trends in raw material costs, labor rates, and manufacturing overhead absorption rates. 6) We implemented a reoccurring update process for our standard costing system to ensure standard cost continually reflects timely updates. 7) We completed the process to review and improve internal controls related to cost accounting and established procedures for cost data validation and enhanced historical cost reporting, including implementation of inventory control and checklist procedures. 8) We simplified specific accounting analysis reducing the potential for error in accruals. 9) We substantially improved the procedures related to analysis of inventory reserve accounts. 10) We continued to enhance our international cost accounting procedures for intercompany inventory transfers and inventory valuation. 11) We implemented improved controls over analysis of budget to actual results. 12) We implemented monthly financial statement detailed review meetings with all divisional controllers to further improve our review controls over detail trial balance reviews and supporting documentation.
Changes in Internal Controls over Financial Reporting
There have been no changes (other than those described above) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited American Apparel, Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American Apparel, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows and the related financial statement schedule for the years ended December 31, 2012, 2011 and 2010 of the Company and our report dated March 5, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP
Marcum LLP
Melville, NY
March 5, 2013

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the following captions in the 2013 Proxy Statement and is incorporated herein by reference: “Directors and Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this item will be included under the following captions in the 2013 Proxy Statement and is incorporated herein by reference: “Process and Procedures for Determination of Executive and Director Compensation,” “Compensation of Directors,” “Director Compensation—Fiscal 2012,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” and “Grants of Plan-Based Awards Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the following captions in the 2013 Proxy Statement and is incorporated herein by reference: “Equity Compensation Plan Information” and “Beneficial Ownership of Shares.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included under the following captions in the 2013 Proxy Statement and is incorporated herein by reference: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Relationship with Independent Auditors” in the 2013 Proxy Statement and is incorporated herein by reference.

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

4.18
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated July 12, 2011 (included as exhibit 10.5 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.19
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated July 7, 2011 (included as exhibit 10.6 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.20
Amendment No. 1, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated April 26, 2011 (included as exhibit 10.7 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.21
Amendment No. 2, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated March 24, 2011 (included as exhibit 10.8 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

4.22
Amendment No. 2, dated March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated March 13, 2009 (included as exhibit 10.7 of the Current Report on Form 8-K (File No. 001-32697) filed March 19, 2012 and incorporated by reference herein).

10.1.+	American Apparel, Inc. 2007 Performance Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

10.2.+	First Amendment to the 2007 Performance Equity Plan (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed October 30, 2008 and incorporated by reference herein).

10.3.+	American Apparel, Inc. Incentive Compensation Plan (included as Appendix A of the Revised Definitive Proxy Statement (No. 001-32697), filed September 11, 2009 and incorporated by reference herein).

10.4.+	American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (included as Annex B of the Definitive Proxy Statement (File No. 001-32697) filed on May 20, 2011 and incorporated by reference herein).

10.5.+
Employment Agreement, dated December 12, 2007, between American Apparel, Inc., American Apparel, LLC and Dov Charney (included as Annex J of the Definitive Proxy Statement (File No. 001-32697) filed November 28, 2007 and incorporated by reference herein).

10.6.+
Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein).

10.7.+
Employment Agreement, dated October 7, 2010, by and between Thomas M. Casey and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 8, 2010 and incorporated by reference herein).

10.8.+
Employment Agreement, dated February 7, 2011 by and between John Luttrell and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 3, 2011 and incorporated by reference herein).

10.9.+
Employment Agreement, dated March 17, 2011 by and between Martin Staff and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2011 and incorporated by reference herein).

10.10.
Separation Agreement and Full Mutual Release of All Claims, dated October 7, 2011, by and between Adrian Kowalewski and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed October 11, 2011 and incorporated by reference herein).

10.11.
Separation Agreement and Full Mutual Release of All Claims, dated October 24, 2011, by and between Martin Staff and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed October 28, 2011 and incorporated by reference herein).

10.12.
Separation Agreement and Mutual Release of Claims, dated November 18, 2011 by and between Thomas M. Casey and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed November 18, 2011 and incorporated by reference herein).

10.13.
Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.14.
Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.15.
Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.16.
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

10.17.
Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.18.
Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.19.
Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.20.
Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.21.
Purchase Agreement, dated as of March 24, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on March 28, 2011 and incorporated by reference herein).

10.22.
Form of Purchase and Investment Agreement, dated as of April 21, 2011, by and among American Apparel, Inc. and the purchasers signatory thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.23.
Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.2 of the Current Report on Form 8-K/A (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.24.
Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.25.
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

10.26.
Promissory Note, dated December 11, 2007, between American Apparel Canada Wholesale Inc. and Dov Charney (included as Exhibit 10.26 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.27.
Severance Agreement and Release, dated May 22, 2008, by and between American Apparel, Inc., AAUSA and all of its subsidiaries and Ken Cieply, former Chief Financial Officer (included as Exhibit 10.5 of Quarterly Report on Form 10-Q (File No. 001-32697) filed August 15, 2008 and incorporated by reference herein).

10.28.
Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated December 19, 2008), between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.4 of Current Report on Form 8-K (File No. 001-32697) filed December 19, 2008 and incorporated by reference herein).

10.29.
Promissory Note, dated March 13, 2009 (amending and restating Promissory Note dated February 10, 2009), between AAUSA, as maker, and Dov Charney, as payee (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 12, 2009 and incorporated by reference herein).

10.30.
Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and American Apparel, Inc. (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

10.31.
Amendment and Agreement, dated as of April 10, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein).

10.32.
Second Amendment and Agreement, dated as of June 17, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein).

10.33.
Third Amendment and Agreement, dated as of August 18, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein).

10.34.
Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein).

10.35.
Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein).

10.36.
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

10.37.
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

10.38.
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

10.39.
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

10.40.
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

10.41.
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

10.42.
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

10.43.
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

10.44.
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

10.45.
Seventh Amendment to Credit Agreement, dated as of March 13, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of the Amendment filed on June 21, 2012 to the Current Report on Form 8-K (File No. 001-32697) filed on March 19, 2012 and incorporated by reference herein).

10.46.
Eighth Amendment to Credit Agreement, dated August 30, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-32697) filed on September 11, 2012 and incorporated by reference herein).

10.47.
Ninth Amendment and Waiver to Credit Agreement, dated September 28, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-32697) filed on November 14, 2012 and incorporated by reference herein).

10.48.
Tenth Amendment to Credit Agreement, dated November 12, 2012, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-32697) filed on November 14, 2012 and incorporated by reference herein).

10.49.
Eleventh Amendment to Credit Agreement, dated February 6, 2013, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed on February 11, 2013 and incorporated by reference herein).

10.50.
Intercreditor Agreement, dated as of March 13, 2012, among American Apparel, Inc. and certain of its Subsidiaries party thereto, Crystal Financial, LLC as first lien administrative agent and collateral agent (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed on March 19, 2012 and incorporated by reference herein).

10.51.
Credit Agreement dated as of March 13, 2012, among American Apparel, Inc., American Apparel (USA), LLC, the other Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on March 19, 2012 and incorporated by reference herein).

10.52.
Amendment No. 2, dated August 30, 2012, among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on September 11, 2012 and incorporated by reference herein).

10.53.
Amendment No. 3, dated November 12, 2012, among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on November 15, 2012 and incorporated by reference herein).

10.54.
Amendment No. 5, dated February 6, 2013, among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on February 11, 2013 and incorporated by reference herein).

14.1	American Apparel, Inc. Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein).

21.1*	List of subsidiaries as of December 31, 2012

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 5, 2013	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2013
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Principal Accounting Officer	March 5, 2013
John Luttrell

/s/ ALBERTO CHEHEBAR	Director	March 5, 2013
Alberto Chehebar

/s/ DAVID DANZIGER	Director	March 5, 2013
David Danziger

/s/ ROBERT GREENE	Director	March 5, 2013
Robert Greene

/s/ MARVIN IGELMAN	Director	March 5, 2013
Marvin Igelman

/s/ WILLIAM MAUER	Director	March 5, 2013
William Mauer

/s/ ALLAN MAYER	Director	March 5, 2013
Allan Mayer