Form 10-Q
period 2013-03-31
AMERICAN APPAREL, INC
filed 2013-05-09
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of shares of the registrant's common stock issued and outstanding as of May 1, 2013 was approximately 110,643,198 and 107,763,103.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our liquidity and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part II, Item IA and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2013) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

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
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012*
ASSETS
CURRENT ASSETS
Cash	$5,688	$12,853
Trade accounts receivable, net of allowances of $1,915 and $2,085 at March 31, 2013 and December 31, 2012, respectively	23,042	22,962
Prepaid expenses and other current assets	9,295	9,589
Inventories, net	177,351	174,229
Restricted cash	2,678	3,733
Income taxes receivable and prepaid income taxes	259	530
Deferred income taxes, net of valuation allowance of $12,760 at both March 31, 2013 and December 31, 2012	426	494
Total current assets	218,739	224,390
PROPERTY AND EQUIPMENT, net	68,173	67,778
DEFERRED INCOME TAXES, net of valuation allowance of $64,818 at both March 31, 2013 and December 31, 2012	1,209	1,261
RESTRICTED CASH	1,629	—
OTHER ASSETS, net	37,201	34,783
TOTAL ASSETS	$326,951	$328,212
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Cash overdraft	$1,340	$—
Revolving credit facilities and current portion of long-term debt	68,116	60,556
Accounts payable	41,784	38,160
Accrued expenses and other current liabilities	40,675	41,516
Fair value of warrant liability	40,886	17,241
Income taxes payable	2,257	2,137
Deferred income tax liability, current	257	296
Current portion of capital lease obligations	1,737	1,703
Total current liabilities	197,052	161,609
LONG-TERM DEBT, net of unamortized discount of $25,899 and $27,929 at March 31, 2013 and December 31, 2012, respectively	118,358	110,012
CAPITAL LEASE OBLIGATIONS, net of current portion	2,632	2,844
DEFERRED TAX LIABILITY	247	262
DEFERRED RENT, net of current portion	20,115	20,706
OTHER LONG-TERM LIABILITIES	10,932	10,695
TOTAL LIABILITIES	349,336	306,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 110,533 shares issued and 107,624 shares outstanding at March 31, 2013 and 110,111 shares issued and 107,181 shares outstanding at December 31, 2012	11	11
Additional paid-in capital	180,627	177,081
Accumulated other comprehensive loss	(4,229)	(2,725)
Accumulated deficit	(196,637)	(150,126)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(22,385)	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$326,951	$328,212
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$138,060	$132,660
Cost of sales	65,192	62,604
Gross profit	72,868	70,056
Selling expenses	55,463	54,929
General and administrative expenses (including related party charges of $217 and $321 for the three months ended March 31, 2013 and 2012, respectively)	27,804	24,922
Retail store impairment	78	—

Loss from operations	(10,477)	(9,795)

Interest expense	11,214	9,553
Foreign currency transaction loss (gain)	713	(950)
Unrealized loss on change in fair value of warrants	23,645	651
Gain on extinguishment of debt	—	(11,588)
Other (income) expense	(5)	128
Loss before income taxes	(46,044)	(7,589)
Income tax provision	467	302
Net loss	$(46,511)	$(7,891)

Basic and diluted loss per share	$(0.42)	$(0.07)
Weighted average basic and diluted shares outstanding	109,918	105,707

Net loss (from above)	$(46,511)	$(7,891)
Other comprehensive (loss) income item:
Foreign currency translation, net of tax	(1,504)	331
Other comprehensive (loss) income, net of tax	(1,504)	331
Comprehensive loss	$(48,015)	$(7,560)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$137,654	$133,818
Cash paid to suppliers, employees and others	(139,649)	(141,724)
Income taxes refunded	9	745
Interest paid	(4,040)	(1,376)
Other	18	(109)
Net cash used in operating activities	(6,008)	(8,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,354)	(3,690)
Proceeds from sale of fixed assets	12	34
Restricted cash	(622)	(6,802)
Net cash used in investing activities	(7,964)	(10,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	1,340	114
Repayments of expired revolving credit facilities, net	—	(45,121)
Borrowings under current revolving credit facilities, net	7,624	29,997
(Repayments) borrowings of term loans and notes payable	(3)	35,785
Payments of debt issuance costs	(1,678)	(4,696)
Repayments of capital lease obligations	(176)	(271)
Net cash provided by financing activities	7,107	15,808

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(300)	305

NET DECREASE IN CASH	(7,165)	(2,991)
CASH, beginning of period	12,853	10,293
CASH, end of period	$5,688	$7,302

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(46,511)	$(7,891)
Depreciation and amortization of property and equipment, and other assets	6,031	5,852
Retail store impairment	78	—
Loss on disposal of property and equipment	13	18
Share-based compensation expense	3,547	1,842
Unrealized loss on change in fair value of warrants	23,645	651
Amortization of debt discount and deferred financing costs	2,610	2,943
Gain on extinguishment of debt	—	(11,588)
Accrued interest paid-in-kind	4,564	5,234
Foreign currency transaction loss (gain)	713	(950)
Allowance for inventory shrinkage and obsolescence	254	128
Bad debt expense	139	41
Deferred income taxes	—	(7)
Deferred rent	(448)	(8)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(545)	1,117
Inventories	(4,811)	(93)
Prepaid expenses and other current assets	220	(1,668)
Other assets	(1,825)	(583)
Accounts payable	3,999	2,333
Accrued expenses and other liabilities	1,859	(7,043)
Income taxes receivable / payable	460	1,026
Net cash used in operating activities	$(6,008)	$(8,646)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$3,433	$782

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2013, the Company operated a total of 249 retail stores in 20 countries: the United States, Canada and 18 other countries.
Liquidity and Management's Plan
On April 4, 2013, the Company closed a private offering of $206,000 aggregate principal amount of its 13% Senior Secured Notes due 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances.
The Company used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate its credit agreement with Crystal Financial LLC and its loan agreement with Lion Capital LLP. The notes and the new credit facility are senior secured obligations of the Company and are guaranteed, on a senior secured basis, by the Company's domestic restricted subsidiaries, subject to some exceptions (see Notes 6 and 7).
As of March 31, 2013, the Company had approximately $5,688 in cash, $2,417 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had outstanding $37,594 on the $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loans outstanding under the Crystal Credit Agreement, $477 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement, and $118,039 (including paid-in-kind interest of $22,798 and net of discount $25,899) of term loans outstanding under the Lion Loan Agreement (as defined in Note 7).
The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months.
The Company continues to executing its plan, which was commenced in late 2010, to improve its operating performance and financial position. Among other things, in 2013, the Company intends to complete the installation of RFID tracking systems in all of its stores, complete the opening of its new distribution facility in La Mirada, California, continue with expansion of its selling square footage in its stores, continue with its inventory productivity improvement program, further reduce operating expenses, and improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, the Company continues to seek improvements in store labor productivity and workers' compensation exposure. The Company expects to fully transition its distribution operations into the new distribution facility in the first half of 2013. The Company believes that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales. The Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
There can be no assurance that plans to improve operating performance and financial position will be successful.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year's condensed consolidated financial statements and related footnotes to conform them to the 2013 presentation.
The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.
The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets, and liabilities at the date of the financial statements, and reported amounts of revenues, and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: self-insured liabilities, inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, property and equipment; fair value calculations, including derivative liabilities such as the Lion warrants; contingencies, including accruals for the outcome of current litigation; and income taxes as well as other taxes and governmental assessments, including uncertain income tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Restricted Cash
Restricted cash primarily represents cash collateral on standby letters of credit and certain other obligations. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program. See Note 14.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $4,495 and $8,265 held in foreign banks at March 31, 2013 and December 31, 2012, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 20.6% and 15.1% of the Company’s total accounts receivables as of March 31, 2013 and December 31, 2012, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, restricted cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, its term loan and warrants. The fair value of cash, restricted cash, accounts receivable, accounts payable and variable rate borrowings closely approximates their carrying value due to their short maturities and variable rates. The fair value of the fixed-rate term note is estimated using a discounted cash flow analysis.
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
As of March 31, 2013, there were no transfers in or out of Level 3 from other levels.
The fair value of the fixed rate term note is estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and is classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the term note. See Note 8.
The fair value of each warrant is estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. See Notes 8 and 11.
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
During the three months ended March 31, 2013 and 2012, the Company incurred losses from operations.  Based upon these results, and trends in the Company's performance projected through 2013, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  The Company did not record income tax benefits in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets.
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
The Company accounts for uncertain tax positions in accordance with ASC 740-“Income Taxes”, and gross unrecognized tax benefits at March 31, 2013 and December 31, 2012 are included in current liabilities in the accompanying condensed consolidated balance sheets.  The Company accrues interest and penalties on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations.
Accounting Standards Updates
Recently issued accounting standards updates are not expected to have a material effect on the Company's condensed consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to March 31, 2013 and through the date the financial statements were available to be issued. Other than those events disclosed in these notes to these financial statements, including the financing transactions that closed on April 4, 2013, management concluded that no additional subsequent events required disclosure in these financial statements.
Note 3. Inventories
The components of inventories are as follows:

	March 31, 2013	December 31, 2012
Raw materials	$22,261	$22,301
Work in process	2,999	2,197
Finished goods	154,984	152,384
	180,244	176,882
Less reserve for inventory shrinkage and obsolescence	(2,893)	(2,653)
Total, net of reserves	$177,351	$174,229
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three months ended March 31, 2013 and 2012, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At March 31, 2013 and December 31, 2012, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,921 and $2,140, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company had a reserve for inventory shrinkage in the amount of $972 and $513 at March 31, 2013 and December 31, 2012, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three months ended March 31, 2013 and 2012, depreciation and amortization expense was $6,031 and $5,852, respectively.
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
For the three months ended March 31, 2013, the Company recorded impairment charges relating to retail stores leasehold improvements of $78. The Company determined that no impairment charges for the three months ended March 31, 2012 were required.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2013	December 31, 2012
Compensation, bonuses and related taxes	$9,778	$11,524
Workers' compensation and other self-insurance reserves (Note 14)	5,609	5,288
Sales, value and property taxes	3,752	4,751
Gift cards and store credits	5,070	5,964
Loss contingencies	752	752
Accrued vacation	1,522	1,055
Deferred revenue	414	590
Deferred rent	2,913	2,997
Other	10,865	8,595
Total accrued expenses	$40,675	$41,516

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	March 31, 2013	December 31, 2012
Revolving credit facility (Crystal), maturing March 2015 (a)	$37,594	$26,113
Term loan (Crystal), maturing March 2015 (a)	30,000	30,000
Revolving credit facility (Bank of Montreal), maturing December 2013	477	4,387
Current portion of long-term debt (Note 7)	45	56
Total revolving credit facilities and current portion of long-term debt	$68,116	$60,556
(a) All outstanding principal amounts and accrued and unpaid interest and fees under the Crystal revolving credit facility and term loan were repaid with the proceeds of the financing transactions that the Company closed on April 4, 2013.
The Company incurred interest charges of $11,214 and $9,553 for the three months ended March 31, 2013 and 2012, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the three months ended March 31, 2013 and 2012 were not significant.
Revolving Credit Facility - Capital One
On April 4, 2013, the Company and its domestic subsidiaries replaced the credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One Leverage Finance Corp. ("Capital One" and the credit facility, the "Capital One Credit Facility").
The Capital One Credit Facility permits the Company to increase commitments to up to $50,000 in the aggregate, subject to obtaining additional commitments from other third parties and other customary conditions. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Senior Secured Notes due 2020 (the "Notes"). Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some exceptions.
The Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and is also required to not exceed certain maximum leverage ratio thresholds, both determined as at the end of each fiscal quarter. Additionally, the Company's domestic subsidiaries are subject to an annual limitation of certain specified capital expenditure amounts as determined at the end of each fiscal year.
Among other provisions, the Capital One Credit Facility requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Bank of Montreal Credit Agreement, under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. If an event of default occurs and is continuing under the Capital One Credit Facility, Capital One may, among other things, terminate the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions, and require the Company to repay all outstanding amounts.
Revolving Credit Facility - Bank of Montreal
On December 29, 2012, the Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), entered into an amendment to their existing line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that extended the maturity of the agreement to December 31, 2013. The agreement provides for borrowings up to C$11,000 (Canadian dollars), bearing interest at 7.0% (the bank's prime rate at 3.0% as of March 31, 2013 plus 4.0% per annum payable monthly). This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at March 31, 2013 was $656.
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
The Bank of Montreal Credit Agreement also contains cross-default provisions with the Crystal Credit Agreement and the Lion Loan Agreement, whereby an event of default occurring under either of those credit agreements would have caused an event of default under the Bank of Montreal Credit Agreement. The Bank of Montreal Credit Agreement also contains cross-default provisions with the Capital-One Credit Facility and the Notes, whereby an event of default occurring thereunder would cause an event of default under the Bank of Montreal Credit Agreement.
As of March 31, 2013, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.
Revolving Credit Facility and Term Loan - Crystal
As of March 31, 2013, the Company was party to a credit agreement, maturing on March 13, 2015, with Crystal Financial LLC ("Crystal" and the "Crystal Credit Agreement", respectively), and other lenders party thereto, that provided the Company with a $80,000 senior credit facility. The Crystal Credit Agreement calls for the $80,000 to be allocated between an asset-based revolving credit facility of $50,000 and term loan of $30,000. As of March 31, 2013, the Company had $780 of outstanding letters of credit secured against the Crystal Credit Agreement. The amount available for additional borrowings on March 31, 2013 was $1,761.
As of March 31, 2013, the interest under the Crystal Credit Agreement was 9.78% (the 90-day LIBOR at 0.28% plus 9.5%) and included an unused facility fee ranging from 0.375% to 1.0% on the unused portion of the revolving credit facility, payable monthly. Additionally, the interest rate with respect to the brand name portion of the outstanding principal amount was 19.28% (the 90-day LIBOR at 0.28% plus 19.0%).
On April 4, 2013, the Company replaced its existing revolving credit facility and term loan with Crystal with a new $35,000 asset-based revolving credit agreement with Capital One. In connection with the termination of the Crystal Credit Agreement, the Company paid an early termination fee of $2,400. The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,468, which includes the early termination fee, will be recorded as a $5,935 loss on early extinguishment of debt in the statement of operations for the quarter ended June 30, 2013.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Long-term debt with Lion (a)	$118,039	$109,680
Other	364	388
Total long-term debt	118,403	110,068
Current portion of debt	(45)	(56)
Long-term debt, net of current portion	$118,358	$110,012
(a) Including accrued interest paid-in-kind of $22,798 and $16,469 and net of unamortized discount of $25,899 and $27,929 at March 31, 2013 and December 31, 2012, respectively. All amounts owed to Lion were repaid with the proceeds of the financing transactions that the Company closed on April 4, 2013.
Senior Secured Notes due 2020
On April 4, 2013, the Company issued $206,000 aggregate principal amount of its 13% Senior Secured Notes due 2020 (the "Notes"). The Notes will mature on April 15, 2020. The Notes were issued at 97% of par value and will bear interest at a rate of 13% per annum. Interest on the Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
A "special interest trigger event" will be deemed to have occurred under the indenture governing the Notes if the Company's net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. If a special interest trigger event occurs, interest on the Notes will accrue at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
On or after April 15, 2017, the Company may, at its option, redeem some or all of the Notes at a premium decreasing ratably to zero as specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 15, 2017, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 113% of the aggregate principal amount of the redeemed notes plus accrued and unpaid interest to, but not including, the redemption date. In addition, at any time prior to April 15, 2017 the Company may, at its option, redeem some or all of the Notes by paying a "make whole" premium, plus accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of purchase. In addition, the Company is required to use the net proceeds of certain asset sales, if not used for specified purposes, to purchase some of the Notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of purchase. On each interest payment date after April 4, 2018, the Company will be required to redeem, for cash, a portion of each Note then outstanding equal to the amount necessary to prevent such Note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code. The redemption price will be 100% of the principal amount plus accrued and unpaid interest thereon on the date of redemption.
The Notes are guaranteed, jointly and severally, on a senior secured basis by the Company's existing and future domestic subsidiaries. The Notes and the related guarantees are secured by a first-priority lien on the Company's and its domestic subsidiaries' assets (other than the Credit Facility Priority Collateral, as defined below, subject to some exceptions and permitted liens). The Notes and the related guarantees also are secured by a second-priority lien on all of Company's and its domestic subsidiaries' accounts receivable, inventory, cash, and certain other assets (collectively, the "Credit Facility Priority Collateral"), subject to certain exceptions and permitted liens. The Notes and the guarantees, respectively, rank equal in right of payment with the Company's and its domestic subsidiaries' senior indebtedness, including indebtedness under the Capital One Credit Facility, before giving effect to collateral arrangements.
The Notes impose certain limitations on the ability of the Company and its domestic subsidiaries to, among other things, and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of their capital stock or certain indebtedness, enter into transactions with affiliates, create dividend or other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation. The Company must annually report to the trustee on compliance with such limitations.

The Notes also contain cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes.
In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement under which the Company has agreed to, among other things, conduct a registered exchange offer with respect to the Notes. If the Company fails to fulfill its obligations under the Registration Rights Agreement in a timely manner, it may be required to pay additional interest on the Notes.
Lion Loan Agreement
On March 31, 2013, the Company had a loan agreement, maturing on December 31, 2015, with Lion Capital LLP ("Lion" and the "Lion Loan Agreement", respectively) and the other lenders party thereto. The term loan, as amended, bore interest at a range between 15% and 18% per annum, depending on certain financial covenants, payable quarterly in arrears. For the three months ended March 31, 2013, the interest rate was 18% per annum on an outstanding amount of $118,039, net of discount and including paid-in-kind interest. Amortization of debt discount included in interest expense was $2,030 and $2,193 for the three months ended March 31, 2013 and 2012, respectively. The Company's obligations under the Lion Loan Agreement were secured by a second lien on substantially all of the assets of the Company and was subordinated to the Crystal Credit Agreement.
The Company repaid and terminated its outstanding obligations under the Lion Loan Agreement with a portion of the proceeds of the financing transactions closed by the Company on April 4, 2013. There were no early termination penalties associated with the termination of the Lion Loan Agreement. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,177 will be recorded in its statement of operations for the quarter ended June 30, 2013 as a $26,251 loss on the early extinguishment of this debt.
Note 8. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings from Crystal and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the term loan with Lion was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using either a Monte Carlo simulation model or the Binomial Lattice option valuation model.
The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2013.
The following table presents carrying amounts and fair values of the Company's financial instruments as of March 31, 2013:

	Carrying Amount		Fair Value
Liabilities
Long-term debt with Lion, net of discount of $25,899 and including interest paid-in-kind of $22,798	$118,039		$113,080
Lion Warrant	—	(a)	40,524
SOF Warrant	—	(a)	362
	$118,039		$153,966
(a) No cost is associated with these liabilities (see Note 11)

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31,
	2013	2012
Balance at January 1,	$17,241	$9,633
Adjustment resulting from change in value recognized in earnings (a)	23,645	651
Gain on extinguishment of debt	—	3,482
Balance at March 31,	$40,886	$13,766
(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized loss on change in fair value of warrants in the accompanying condensed consolidated statements of operations.
Note 9. Income Taxes
Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In accordance with ASC 740,
“Income Taxes”, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
The Company incurred a loss from operations for the three months ended March 31, 2013 and 2012. Based primarily upon recent history of cumulative losses and the results of operations for the three months ended March 31, 2013 and 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowances in certain foreign jurisdictions, is required. At March 31, 2013, the Company recorded valuation allowances against its current and non-current deferred tax assets totaling $77,578. At March 31, 2013 the Company had federal net operating loss carryforwards of approximately $95,647.  Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis and determined it is more likely than not that ownership change has not occurred through December 31, 2012 and, accordingly, the net operating loss carryfowards through such date are not subject to an annual Section 382 limitation.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.
The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through December 31, 2012. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the years ended December 31, 2007 through December 31, 2012, depending on the particular jurisdiction. The Company concluded its audit with the Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010 with no tax owed due to utilization of net operating losses. The Company agreed to a settlement with Canada Revenue Agency for audit of the years ended December 31, 2005 through December 31, 2007.  Amounts to be paid pursuant to the agreed settlement are recorded in current liabilities at March 31, 2013.
The Company is currently being audited by various state jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
Note 10. Related Party Transactions
See Note 8 for a description of loans made by Lion to the Company and Note 11 for a description of the warrants issued by the Company to Lion.

Personal Guarantees by the Company’s CEO
As of March 31, 2013, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $7,202 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with one vendor aggregating $600.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. The lease expired in November 2011, and was subsequently extended for the next five years on substantially the same terms. Rent expense (including property taxes and insurance payments) for the three months ended March 31, 2013 and 2012 was $155 and $247, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $62 and $74 for the three months ended March 31, 2013 and 2012, respectively.
Note 11. Stockholders' (Deficit) Equity
Common Stock Warrants
Lion Warrants
As of March 31, 2013, Lion held warrants (the "Lion Warrants") to purchase 21,606 shares of the Company's common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022.
The fair value for the Lion Warrants at March 31, 2013 was estimated using the Binomial Lattice option valuation model. The fair value of the Lion Warrants at March 31, 2012 was estimated using the Monte Carlo simulation valuation model. As of March 31, 2013, the fair value of the 21,606 Lion Warrants was estimated to be $40,524 and was recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of March 31, 2013 assumed a stock price of $2.17, exercise price of $0.75, volatility of 73.72%, annual risk free interest rate of 1.66%, a contractual remaining term of 9.02 years and no dividends.
SOF Warrants
As of March 31, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013.
As of March 31, 2013, the fair value of the SOF warrants, estimated using the Binomial Lattice option valuation model, was $362 and is recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of March 31, 2013 assumed a stock price of $2.17, exercise price of $2.148, volatility of 49.77%, annual risk free interest rate of 0.12%, a contractual remaining term of 0.72 years and no dividends.

The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2013	22,606	$0.81	8.8
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - March 31, 2013	22,606	$0.81	8.5
Fair value - March 31, 2013	$40,886
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
The Company had common stock under various options, warrants and other agreements at March 31, 2013 and 2012. The weighted average effects of 53,456 and 56,566 shares at March 31, 2013 and 2012, respectively, were excluded from the calculations of net loss per share for the three months ended March 31, 2013 and 2012, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of March 31, 2013 and 2012 are as follows:

	2013	2012
SOF warrants	1,000	1,000
Lion warrants	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	5,000	7,500
Employee options & restricted shares	3,322	3,932
	53,456	56,566
(1) Included Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement
(2) Pursuant to the March 24, 2011 conversion of debt to equity
(3) Pursuant to Mr. Charney's employment agreement commencing April 1, 2012
The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Loan Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.
Note 12. Share-Based Compensation
Plan Description - On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. On March 21, 2013, the Company's Board of Directors approved, subject to stockholders approval at the June 25, 2013 Annual Meeting of Stockholders of American Apparel, Inc., amendments to the 2011 Plan to increase the maximum number of shares reserved under the 2011 Plan to 17,500 shares and increase the number of shares that may be awarded to any one participant during any calendar year to 3,000 shares. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of March 31, 2013, there were approximately 8,841 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2013	2,644	$1.33	1.3
Granted	434	1.80
Vested	(443)	1.00
Forfeited	(13)	1.53
Non-vested - March 31, 2013	2,622	$1.46	1.3
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	700	$0.82	8.8
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - March 31, 2013	700	$0.82	8.5
Vested (exercisable) - March 31, 2013	525	$0.82	8.5	$—
Non-vested (exercisable) - March 31, 2013	175	$0.82	8.5	$—
Share-Based Compensation Expense - During the three months ended March 31, 2013 and 2012, the Company recorded share-based compensation expense of $3,547 and $1,842, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of March 31, 2013 unrecorded compensation cost related to non-vested awards was $12,380, which is expected to be recognized through 2016.
CEO Anti-Dilution Rights - During the three months ended March 31, 2013 and 2012, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $2,071 and $1,247, respectively. As of March 31, 2013, unrecorded compensation cost was $6,373, which is expected to be recognized through 2015.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock. The shares are issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. For the fiscal 2012 measurement period, the Company achieved the target EBITDA and approved the award of such shares. Subject to approval of the Amended and Restated 2011 Omnibus Stock Incentive Plan by the stockholders of the Company, 2,500 shares will be issued during 2013.
The grant date fair value of the award is based on the share price of $0.75 and will be recognized over the related service and amortization period in three probability-weighted terms of 1.2, 2.1 and 3.1 years corresponding to the three measurement periods. During the three months ended March 31, 2013, the Company recorded share-based compensation expense of $859. As of March 31, 2013, unrecorded compensation cost was $2,188, which is expected to be recognized through 2015.
Non-Employee Directors
On January 2 and April 1, 2013, the Company issued to each non-employee director approximately $10 worth of the Company's common stock, based on grant date fair values of $1.13 and $2.10 per share, respectively, for services performed during the quarters ended December 31, 2012 and March 31, 2013, respectively.

Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,902 and $18,788 for the three months ended March 31, 2013 and 2012, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of March 31, 2013 and December 31, 2012 for state sales tax contingencies.
Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, the German customs has issued retroactive assessments on the Company's imports totaling $4,657 at the March 31, 2013 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment". Consequently, the German customs are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and has filed litigation in German courts to contest such assessment. However, as the case is still in its preliminary stages, the Company is unable to reasonably estimate the financial outcome of the matter at this time as it cannot predict whether the outcome will be favorable or unfavorable to the Company, or if the Company will be required to advance material amounts during the pendency of the litigation, and accordingly has not recorded a provision for this matter. No assurance can be made that this matter will not result in a material financial exposure in connection with the audit, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Advertising
At March 31, 2013 and December 31, 2012, the Company had approximately $3,242 and $4,456, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2013.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 0.62% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of March 31, 2013 the undiscounted liability amount was $15,035. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of March 31, 2013 and December 31, 2012, the Company had issued standby letters of credit in the amount of $1,100, with insurance companies being the beneficiaries, through a bank, and cash deposits of $16,124 and $14,624, respectively, in favor of insurance company beneficiaries. At March 31, 2013, the Company recorded a total reserve of $14,773, of which $3,857 is included in accrued expenses and $10,916 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2012, the Company recorded a total reserve of $14,472, of which $3,778 is included in accrued expenses and $10,694 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses, which are probable and reasonably estimable.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At March 31, 2013 and December 31, 2012, the Company's total reserve of $1,752 and $1,510, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 139 retail stores operating in the United States, as of March 31, 2013. Canada segment includes retail, wholesale and online consumer operations in Canada. As of March 31, 2013, the retail operations in the Canada segment comprised 34 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of March 31, 2013, the retail operations in the International segment comprised 76 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following tables represent key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended March 31, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$34,708	$—	$2,579	$1,941	$39,228
Retail net sales	—	44,344	9,112	30,452	83,908
Online consumer net sales	9,118	—	666	5,140	14,924
Total net sales to external customers	43,826	44,344	12,357	37,533	138,060
Gross profit	12,021	29,191	7,420	24,236	72,868
Income (loss) from segment operations	5,165	(2,447)	(652)	1,031	3,097
Depreciation and amortization	1,603	2,970	433	1,025	6,031
Capital expenditures	3,076	2,900	183	1,195	7,354
Retail store impairment	—	78	—	—	78
Deferred rent expense (benefit)	20	(212)	(131)	(125)	(448)

	Three Months Ended March 31, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$33,920	$—	$2,855	$2,222	$38,997
Retail net sales	—	42,609	9,920	28,703	81,232
Online consumer net sales	7,415	—	563	4,453	12,431
Total net sales to external customers	41,335	42,609	13,338	35,378	132,660
Gross profit	11,758	28,288	7,068	22,942	70,056
Income (loss) from segment operations	6,526	(3,104)	(2,714)	597	1,305
Depreciation and amortization	1,738	2,645	339	1,130	5,852
Capital expenditures	1,093	1,444	512	641	3,690
Deferred rent expense (benefit)	49	117	(48)	(126)	(8)
Reconciliation of reportable segments combined income from operations for the three months ended March 31, 2013 and 2012 to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2013	2012
Consolidated income from operations of reportable segments	$3,097	$1,305
Unallocated corporate expenses	(13,574)	(11,100)
Interest expense	(11,214)	(9,553)
Foreign currency transaction (loss) gain	(713)	950
Unrealized loss on change in fair value of warrants	(23,645)	(651)
Gain on extinguishment of debt	—	11,588
Other income (expense)	5	(128)
Consolidated loss before income taxes	$(46,044)	$(7,589)

Net sales by geographic location of customers for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
United States	$88,170	$83,944
Canada	12,357	13,338
Europe (excluding United Kingdom)	15,069	14,767
United Kingdom	9,595	9,274
South Korea	2,169	1,961
China	1,494	906
Japan	4,438	3,960
Australia	3,171	2,959
Other foreign countries	1,597	1,551
Total consolidated net sales	$138,060	$132,660

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
The Company does not have insurance coverage for the above matters. The Company has accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in the Company's accompanying condensed consolidated balance sheet as of March 31, 2013. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. The Company filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion will be held June 3, 2013. The Federal Securities Action is covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(All dollar and share amounts in the Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of March 31, 2013, we had approximately 10,000 employees and operated 249 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility, located in Garden Grove, California, which also includes cutting, sewing and knitting operations. We are in the process of transitioning our distribution operations to a new distribution center in La Mirada, California.
Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding these attributes have differentiated our products in the marketplace. “American Apparel®” is a registered trademark of American Apparel (USA), LLC.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive management.
The following table details, by segment, the change in retail store count during the three months ended March 31, 2013 and 2012.

	U.S. Retail	Canada	International	Total
Three Months Ended March 31, 2013
Open at January 1, 2013	140	35	76	251
Opened	1	—	1	2
Closed	(2)	(1)	(1)	(4)
Open at March 31, 2013	139	34	76	249

Three Months Ended March 31, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	2	2
Closed	(2)	—	—	(2)
Open at March 31, 2012	141	37	71	249

Comparable Store Sales
The table below shows the increase in comparable store sales for our retail and online stores, for the three months ended March 31, 2013 and 2012, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.

In calculating constant currency amounts, we convert the results of our foreign operations both in the three months ended March 31, 2013 and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	Three Months Ended March 31,
	2013	2012
Comparable store sales (1)	8%	14%
Number of stores in comparison	238	243
(1) Comparable store sales results include the impact of online store sales and has been adjusted to exclude impact of extra leap-year day in 2012.

Executive Summary
Results of Operations
Net sales for the three months ended March 31, 2013 increased $5,400, or 4.1%, to $138,060 from $132,660 for the three months ended March 31, 2012 due to higher sales at our U.S. Wholesale, U.S. Retail and International segments.
Net sales at our U.S. Wholesale segment increased by $2,491, or 6.0%, in part due to the transfer of certain wholesale customers from our U.K. wholesale business to our U.S. Wholesale business. Net sales growth was also generated by higher sales order volume of men's and women's tank tops, poly-cotton and tri-blend styles. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Our online consumer net sales increased primarily as a result of targeted promotion efforts, improved merchandising and content differentiation by region, as well as functional improvements to our website and fulfillment process.
Net sales for the U.S. Retail segment increased $1,735, or 4.1%, to $44,344 for the three months ended March 31, 2013 as compared to $42,609 for the three months ended March 31, 2012, primarily due to higher comparable store sales. This increase was generated by a stronger performance across categories, particularly women's bottoms, including disco pants and easy jeans and accessories, as well as better inventory composition and our promotional strategy for key volume drivers.
Net sales for the International segment increased $2,155, or 6.1%, to $37,533 for the three months ended March 31, 2013 as compared to $35,378 for the three months ended March 31, 2012, due to higher sales in both the retail and online sales channels. The increase in the retail sales channel was due to higher comparable store sales, particularly in Asia, as well as the addition of new stores in this segment. The increase in online sales was due to greater brand awareness, particularly in the U.K., Continental Europe and Japan.
Net sales for the Canada segment decreased $981, or 7.4%, mainly due to a colder than average winter, resulting in lower comparable store sales.
Gross margin remained unchanged at 52.8% for the three months ended March 31, 2013 and 2012. Higher margins due to improved sales mix were offset by higher freight costs, particularly in the International segment.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales was approximately 60% for the three months ended March 31, 2013 and 2012. Excluding the effects of share-based compensation, depreciation, amortization and impairment charges, operating expenses as a percentage of sales decreased from 55% to 54% from the first quarter of 2012 to the same period in 2013. Operating expenses increased $3,494 to $83,345 for the three months ended March 31, 2013 from $79,851 for the three months ended March 31, 2012, due primarily to $1,680 higher share-based compensation expense recorded in operating expenses and higher expenses associated with RFID-related supplies and other store refurbishment activities. Additionally, we incurred additional rent expense for the new distribution center in La Mirada, California.
Loss from operations was $10,477 for the three months ended March 31, 2013 as compared to $9,795 for the three months ended March 31, 2012.
Net loss for the three months ended March 31, 2013 was $46,511 as compared to $7,891 for the three months ended March 31, 2012 due primarily to a net increase in non-operating expenses of $37,773, primarily as a result of an increase in the market value of our outstanding warrants: the unrealized losses on our warrants were $23,645 and $651 for the three months ended March 31, 2013 and 2012, respectively. Additionally, for the three months ended March 31, 2012, we recognized a gain on extinguishment of debt of $11,588. See Results of Operations for the three months ended March 31, 2013 for further details.

Liquidity Trends
As of March 31, 2013, we had approximately $5,688 in cash and $2,417 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had $37,594 outstanding on a $50,000 revolving credit facility under the Crystal Credit Agreement, $30,000 of term loan outstanding under the Crystal Credit Agreement, $477 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement, and $118,039 of term loans outstanding under the Lion Loan Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes due 2020 at 97% of par and entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. We used the net proceeds from the offering of the notes, together with borrowings under the new credit facility, to repay and terminate our credit agreement with Crystal Financial LLC and our loan agreement with Lion Capital LLP. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic subsidiaries, subject to some exceptions. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
Management Plan
We continue to execute a plan, which we commenced in late 2010, to improve our operating performance and financial position. Among other things, in 2013, we intend to complete the installation of RFID tracking systems in all of our stores, complete the opening of our new distribution facility in La Mirada, California, continue with expansion of our selling square footage in our stores, continue with our inventory productivity improvement program, further reduce operating expenses, and improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, we continue to seek improvements in store labor productivity and workers' compensation exposure. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Continued RFID implementation - For 2013, we continue to enhance our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems. As of March 31, 2013, we have implemented RFID systems at approximately 222 stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
New distribution center - In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and expect to fully transition our distribution operations into this new facility in the first half of 2013. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales.
We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although we have made significant improvements under this plan, there can be no assurance that further planned improvement will be successful.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$43,826	31.7%	$41,335	31.2%
U.S. Retail	44,344	32.1%	42,609	32.1%
Canada	12,357	9.0%	13,338	10.1%
International	37,533	27.2%	35,378	26.7%
Total net sales	138,060	100.0%	132,660	100.0%
Cost of sales	65,192	47.2%	62,604	47.2%
Gross profit	72,868	52.8%	70,056	52.8%

Selling expenses	55,463	40.2%	54,929	41.4%
General and administrative expenses	27,804	20.1%	24,922	18.8%
Retail store impairment	78	0.1%	—	—%

Loss from operations	(10,477)	(7.6)%	(9,795)	(7.4)%

Interest expense	11,214		9,553
Foreign currency transaction loss (gain)	713		(950)
Unrealized loss on change in fair value of warrants	23,645		651
Gain on extinguishment of debt	—		(11,588)
Other (income) expense	(5)		128
Loss before income tax	(46,044)		(7,589)
Income tax provision	467		302
Net loss	$(46,511)		$(7,891)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $2,491, or 6.0%, to $43,826 for the three months ended March 31, 2013 as compared to $41,335 for the three months ended March 31, 2012. Wholesale net sales, excluding online consumer net sales, increased $788, or 2.3%, to $34,708 for the three months ended March 31, 2013 as compared to $33,920 for the three months ended March 31, 2012, due to the transfer of certain wholesale customers from our U.K. wholesale business to the U.S. wholesale business, as well as higher sales order volume of men's and women's tank tops, poly-cotton and tri-blend styles. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $1,703, or 23.0%, to $9,118 for the three months ended March 31, 2013 as compared to $7,415 for the three months ended March 31, 2012, primarily as a result of certain targeted promotions and functional improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment increased $1,735, or 4.1%, to $44,344 for the three months ended March 31, 2013 as compared to $42,609 for the three months ended March 31, 2012, due primarily to an increase in comparable store sales.
Comparable store sales for the three months ended March 31, 2013 grew by $2,590, or 6.5%, as a result of stronger performance across categories, particularly women's bottoms, in particular, disco pants and easy jeans, and accessories. This increase was partially offset by $291 lower warehouse and flea market sales in 2013 as compared to 2012 and $126 lower sales as a result of a reduction in the number of stores in operations from 141 at March 31, 2012 to 139 stores at March 31, 2013.

Canada: Total net sales for the Canada segment decreased $981, or 7.4%, to $12,357 for the three months ended March 31, 2013 as compared to $13,338 for the three months ended March 31, 2012 due to lower sales in the retail and wholesale channel, partially offset by higher sales in our online channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $12,425, or 6.8% lower when compared to the same period last year.
Retail sales decreased by $808, or 8.1%, to $9,112 for the three months ended March 31, 2013 as compared to $9,920 for the three months ended March 31, 2012 due to a $227, or 2%, decrease in comparable store sales as a result of a colder than average winter and store closures. Since March 31, 2012, the number of retail stores in the Canada segment in operation decreased from 37 to 34. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $9,162, or 7.6% lower when compared to the same period last year.
Wholesale net sales decreased by $276, or 9.7%, to $2,579 for the three months ended March 31, 2013 as compared to $2,855 for the three months ended March 31, 2012, in part, due to the timing of orders from a large wholesale customer. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the current period would have been approximately $2,593, or 9.2% lower when compared to the same period last year.
Online consumer net sales increased by $103, or 18.3%, to $666 for the three months ended March 31, 2013 as compared to $563 for the three months ended March 31, 2012. The increase was primarily a result of targeted promotion efforts resulting in greater brand awareness. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total online consumer net sales for the current period would have been approximately $669, or 18.9% higher when compared to the same period last year.
International: Total net sales for the International segment increased $2,155, or 6.1%, to $37,533 for the three months ended March 31, 2013 as compared to $35,378 for the three months ended March 31, 2012. The increase was due to higher sales in the retail sale and online channels, partially offset by lower sales in the wholesale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $38,208, or 8.0% higher when compared to the same period last year.
Retail net sales increased $1,749, or 6.1%, to $30,452 for the three months ended March 31, 2013 as compared to $28,703 for the three months ended March 31, 2012. The increase was primarily due to a $1,522 or 5% increase in comparable store sales (of which approximately $1,200 is from the Asia-Pacific region) as well as new store openings. Since March 31, 2012, the number of retail stores in the International segment increased from 71 to 76 at March 31, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $30,958, or 7.9% higher when compared to the same period last year.
Wholesale net sales decreased $281, or 12.6%, to $1,941 for the three months ended March 31, 2013 as compared to $2,222 for the three months ended March 31, 2012, primarily due to a transfer of certain customers from our U.K. wholesale business to the U.S. wholesale business. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $1,937, or 12.8% lower when compared to the same period last year.
Online consumer net sales increased $687, or 15.4%, to $5,140 for the three months ended March 31, 2013 as compared to $4,453 for the three months ended March 31, 2012, due primarily to higher sales in the U.K of $324 and Japan of $148 relating to targeted promotion efforts resulting in greater brand awareness. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $5,313, or 19.3% higher when compared to the same period last year.
Gross margin: Gross margin as a percentage of net sales remained unchanged at 52.8% for the three months ended March 31, 2013 and 2012. Higher margins due to improved sales mix were offset by higher freight costs, particularly in the International segment.
Selling expenses: Selling expenses increased $534, or 1%, to $55,463 for the three months ended March 31, 2013 as compared to $54,929 for the three months ended March 31, 2012. The increase was primarily due to higher rent expenses of $1,622 related to higher CAM charges and lease termination costs, as well as rent for the new distribution center and $771 higher expenses primarily associated with RFID-related supplies and travel for other store refurbishment activities. This increase was offset by lower salaries, wages and benefits of $1,146 due to a decrease in store hours, and lower advertising expenses of $1,060. As a percentage of sales, selling expenses decreased to 40.2% in the three months ended March 31, 2013 from 41.4% in the three months ended March 31, 2012.

General and administrative expenses: General and administrative expenses increased $2,882 to $27,804 for the three months ended March 31, 2013 as compared to $24,922 for the three months ended March 31, 2012. As a percentage of sales, general and administrative expenses increased to 20.1% during the three months ended March 31, 2013 from 18.8% during the three months ended March 31, 2012. The increase was primarily due to higher share-based compensation expense of $1,753.
Retail store impairment: For the three months ended March 31, 2013, we recorded impairment charges relating to retail stores leasehold improvements of $78 at the U.S. Retail segment. There was no such charge in the corresponding quarter of the prior year.
Interest expense: Interest expense increased $1,661 to $11,214 for the three months ended March 31, 2013 from $9,553 for the three months ended March 31, 2012, primarily due to a higher average balance of debt outstanding and higher interest rates related to the Crystal Credit Agreement. Interest rates on our various debt facilities and capital leases ranged from 0.4% to 19.3% for the three months ended March 31, 2013 and 5.0% to 18.0% for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 mainly consisted of interest on the Lion Loan Agreement of $6,329, interest on the Crystal Credit Agreement of $1,609, and amortization of debt discount and deferred financing cost of $2,610. Interest paid in cash was $4,040.
Foreign currency transaction loss (gain): For the three months ended March 31, 2013, foreign currency transaction loss totaled $713 as compared to a gain of $950 for the three months ended March 31, 2012. The change related to the strengthening of the U.S. Dollar relative to the functional currencies used by our subsidiaries.
Unrealized loss on change in fair value of warrants: We recorded a $23,645 loss in the fair value of warrants for the three months ended March 31, 2013 associated with the fair value measurements of the Lion and SOF warrants. We recorded a $651 loss in the fair value of warrants for the three months ended March 31, 2012.
Income tax provision: The provision for income tax increased to $467 for the three months ended March 31, 2013 as compared to $302 for the three months ended March 31, 2012. Although we incurred a loss before income taxes on a consolidated basis for the three months ended March 31, 2013, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended March 31, 2013. There were no charges or benefits recorded to income tax expense for valuation allowances.

Liquidity and Capital Resources
As of March 31, 2013, we had approximately $5,688 in cash and $2,417 of availability for additional borrowings under the Crystal Credit Agreement and Bank of Montreal Credit Agreement. Additionally, we had (i) $37,594 outstanding on a $50,000 revolving credit facility under the Crystal Credit Agreement, (ii) $30,000 of term loan outstanding under the Crystal Credit Agreement, (iii) $477 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement, and (iv) $118,039, net of discount of $25,899 and including paid-in-kind interest of $22,798 of term loan outstanding under the Lion Loan Agreement. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes (the "Notes") at 97% of par due 2020 and we entered into a new $35,000 asset-backed revolving credit facility (the "Capital One Credit Facility") with Capital One Leverage Finance Corp. ("Capital One") maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. We used the net proceeds from the offering of the Notes, together with borrowings under the Capital One Credit Facility to repay and terminate our credit facility with Crystal and our loan agreement with Lion. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic subsidiaries, subject to some exceptions. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank debt, lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital, interest payments, capital expenditures and to fund operations. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings under our credit facilities. Our credit agreements have from time to time contained covenants requiring us to meet specified targets for minimum fixed charge coverage ratios and maximum leverage ratios, and our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
We are in the process of executing a plan, which was commenced in late 2010, to improve our operating performance and financial position. Among other things, in 2013, we intend to complete the installation of RFID tracking systems in all of our stores, complete the opening of our new distribution facility in La Mirada, California, continue increasing our selling square footage in our stores, continue with our inventory productivity improvement program, further reduce operating expenses, improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, we continue to seek improvements in store labor productivity and workers' compensation exposure. As noted above, in June 2012 we entered into a new operating lease agreement for a new distribution center located in California and expect to fully transition our distribution operations into this new facility in the first half of 2013. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.

Cash Flow Overview

	Three Months Ended March 31, 2013
	2013	2012
Net cash (used in) provided by:
Operating activities	$(6,008)	$(8,646)
Investing activities	(7,964)	(10,458)
Financing activities	7,107	15,808
Effect of foreign exchange rate on cash	(300)	305
Net decrease in cash	$(7,165)	$(2,991)
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Cash used in operating activities improved by $2,638 from $8,646 for the three months ended March 31, 2012 to $6,008 for the comparable period in 2013.
The improvement was due to higher gross profits of $2,812 as a result of higher sales and a decrease in working capital requirements of $4,268 due to the timing of vendor payments. Increases in trade payables and accrued expenses were partially offset by higher inventory levels as a result of increased production volume.
These increases were offset by higher operating expenses (excluding depreciation & amortization, stock compensation and impairment charges) of $1,532 as a result of store rent increases and other operating costs related to store improvement activities. We also paid $2,664 more cash interest during the first quarter of 2013.
Cash used in investing activities was $7,964 for the three months ended March 31, 2013 as compared with $10,458 for the three months ended March 31, 2012.
Capital expenditures in the first quarter of 2013 increased by $3,664 as we neared completion of our RFID implementation activities. In addition, we continued to make other improvements to our stores and make additional investments in manufacturing equipment and computer hardware and related software.
Use of restricted cash in 2012 was related to cash collateral used to secure our standby letters of credit with the worker's compensation self-insurance policy and other liabilities.
Cash provided by financing activities decreased from $15,808 during the three months ended March 31, 2012 to $7,107 for the same period in 2013 as a result of lower net borrowing requirements.
Debt Agreements and Other Capital Resources
Capital One Credit Facility - On April 4, 2013, we replaced our borrowings from Crystal and Lion with the Capital One Credit Facility and the Notes.
Our new Capital One Credit Facility permits us to increase commitments to up to $50,000 in the aggregate, subject to obtaining additional commitments and other customary conditions. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15 million at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Senior Secured Notes due 2020 (the "Notes"). Borrowings under the facility bear interest at LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at our option) and are subject to the maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of our foreign subsidiaries, subject to some exceptions. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Crystal Credit Facility - As of March 31, 2013, we had a $80,000 senior credit facility with Crystal and other lenders, and maturing on March 13, 2015 that called for the $80,000 to be allocated between an asset-based revolving credit facility of $50,000 and term loan of $30,000. Our available borrowing capacity at March 31, 2013 was $1,761. All amounts owed under the Crystal credit facility were repaid with the net proceeds from the offering of the Notes and the new credit facility.
As of March 31, 2013, interest under the senior credit facility was 9.78% (the 90-day LIBOR at 0.28% plus 9.5%), and also included an unused facility fee ranging from 0.375% to 1.00% on the unused portion of the revolving credit facility, payable monthly. Additionally, the interest rate with respect to the brand name portion of the outstanding principal amount was 19.28% (the 90-day LIBOR at 0.28% plus 19.0%).

The Crystal Credit Agreement also included an early termination fee if the term loan was prepaid or if the commitments under the revolving credit facility were permanently reduced, such fee being 3.00%, for $2,400, at the time of repayment on April 4, 2013.
The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,468 will be recorded as a $5,935 loss on early extinguishment of debt in our statement of operations for the quarter ended June 30, 2013. See Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Bank of Montreal Credit Facility - On December 29, 2012, we entered into an amendment to our C$11,000 (Canadian dollars) revolving credit facility with Bank of Montreal (the “Bank of Montreal Credit Agreement”) that extended the maturity date to December 31, 2013. Interest under the agreement is at the bank’s prime rate (3.0% at March 31, 2013) plus 4.0% per annum payable monthly. This line of credit is secured by a lien on the accounts receivable, inventory and certain other tangible assets owned by American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail, Inc. Our available borrowing capacity at March 31, 2013 was $656. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Lion Loan Agreement - As of March 31, 2013, we had a loan agreement, maturing on December 31, 2015, with Lion Capital LLP (“Lion” and the “Lion Loan Agreement”, respectively) that provided us with term loans bearing interest at 18% per annum, payable quarterly in arrears, on an outstanding amount of $118,039 of second lien debt, net of discount and including accrued paid-in-kind interest. All amounts owed under the Lion Loan Agreement were repaid with the net proceeds from the offering of the Notes and the new credit facility. There were no early termination penalties associated with the termination of the Lion Loan Agreement. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,177 will be recorded as a $26,251 loss on early extinguishment of debt in our statement of operations for the quarter ended June 30, 2013. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Senior Secured Notes due 2020 - On April 4, 2013, we issued $206,000 aggregate principal amount of our 13% Senior Secured Notes due 2020. The Notes will mature on April 15, 2020. The Notes were issued at 97% of par value and will bear interest at a rate of 13% per annum. Interest on the Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
A "special interest trigger event" will be deemed to have occurred under the indenture governing the Notes if our net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. If a special interest trigger event occurs, interest on the Notes will accrue at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
On or after April 15, 2017, we may redeem some or all of the Notes at a premium decreasing ratably to zero as specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 15, 2017, we redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 113% of the aggregate principal amount of the redeemed notes plus accrued and unpaid interest to, but not including, the redemption date. In addition, at any time prior to April 15, 2017 we may redeem some or all of the Notes by paying a premium, plus accrued and unpaid interest to, but not including, the redemption date. If we experience certain change of control events, the holders of the Notes will have the right to require us to purchase all or a portion of the Notes at a price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of purchase. In addition, we are required to use the net proceeds of certain asset sales, if not used for specified purposes, to purchase some of the Notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of purchase. On each interest payment date after April 4, 2018, we will be required to redeem, for cash, a portion of each Note then outstanding equal to the amount necessary to prevent such Note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code. The redemption price will be 100% of the principal amount plus accrued and unpaid interest thereon on the date of redemption.
The Notes are guaranteed, jointly and severally, on a senior secured basis by our existing and future domestic restricted subsidiaries. See Financial Covenants below and Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
In connection with the issuance of the Notes, we entered into a Registration Rights Agreement pursuant to which we have agreed to, among other things, conduct a registered exchange offer with respect to the Notes. If we fail to fulfill our obligations under the Registration Rights Agreement in a timely manner, we may be required to pay additional interest on the Notes. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Warrants
Lion Warrants - As of March 31, 2013, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022. The estimated fair value of $40,524 at March 31, 2013 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
The Lion Warrants also contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. See Note 11, Stockholders' (Deficit) Equity to our condensed consolidated financial statements under Part I, Item 1.
SOF Warrants - As of March 31, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of our common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013. As of March 31, 2013, the estimated fair value of $362 is recorded as a current liability in our condensed consolidated balance sheets. See Note 11, Stockholders' (Deficit) Equity to our consolidated financial statements under Part I, Item 1.
Summary of Debt
The following is an overview of our total debt as of March 31, 2013 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2013	Covenant Violations
Revolving credit facility (a)	Crystal Financial LLC	(1) 90-day LIBOR of 0.28% plus 9.5% plus unused facility fee ranging (0.375% -1.00%) and for the brand name: (2) 90-day LIBOR of 0.28% plus 19.0%	$37,594	No
Term loan (a)	Crystal Financial LLC	90-day LIBOR of 0.28% plus 9.5% plus unused facility fee ranging (0.375% -1.00%)	30,000	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	477	No
Term loan, net of discount and including interest paid-in-kind (a)	Lion Capital LLP	From 15.0% to 18.0%	118,039	No
Other			364	N/A
Capital lease obligations	15 individual leases ranging between $1-$5,217	From 0.4% to 18.0%	4,369	N/A
Cash overdraft			1,340	N/A
Total debt including cash overdraft			$192,183
(a) Indebtedness repaid and related agreements terminated in connection with April 4, 2013 financing transactions.

Financial Covenants
Our credit agreements and the indenture under which our Notes were issued contain certain restrictive covenants. Significant covenants are summarized below.
Capital One Credit Facility - We are required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and we are also required to not exceed certain maximum leverage ratio thresholds, both determined at the end of each fiscal quarter. Additionally, our domestic subsidiaries are subject to an annual limitation of certain specified capital expenditure amounts as determined at the end of each fiscal year.

Among other provisions, the Capital One Credit Facility requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Bank of Montreal Credit Agreement, the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. If an event of default occurs and is continuing under the credit agreement, Capital One may, among other things, terminate the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions and require us to repay all outstanding amounts.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than C$8,500 (Canadian dollars) in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility. As of March 31, 2013, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement.
Senior Secured Notes due 2020 - The indenture imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of their capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes.
Future Capital Requirements
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes (the Notes) at 97% of par due 2020 and we entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under a specific circumstance. We used the net proceeds from the offering of the Notes, together with borrowings under the Capital One Credit Facility to repay and terminate our existing credit facilities with Lion and Crystal, pay fees and expenses related to the transaction, and will use the balance for general corporate purposes.
Our C$11,000 (Canadian dollars) credit agreement with Bank of Montreal matures in December 2013.
We believe that we have sufficient financing commitments to meet our funding requirements for the next twelve months.
Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, main distribution centers and corporate office. These leases frequently include options, which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we intend to negotiate lease renewals as the leases approach expiration.
Issued and outstanding letters of credit were $1,880 at March 31, 2013, related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
Seasonality
We experience seasonality in our operations. Historically, sales during the third and fourth fiscal quarters have generally been the highest, with sales during the first fiscal quarter the lowest. This reflects the combined impact of the seasonality of our wholesale and retail channels. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.

Critical Accounting Estimates and Policies
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012, we consider our most critical accounting estimates and policies to include:

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
In general, estimates are based on historical experience, on information from third party professionals and on various other sources, and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our consolidated results of operations or financial condition.
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. Starting with the second quarter of 2012 and through the first quarter of 2013, prices have stabilized. We cannot predict if this decline in the cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
We do not have insurance coverage for the above matters. We have accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in our accompanying condensed consolidated balance sheet as of March 31, 2013. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased our common stock between December 19, 2006 and August 17, 2010. On

December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. We filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion will be held June 3, 2013. The Federal Securities Action is covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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
During the three months ended March 31, 2013, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except that we are updating the first and second risk factors described therein to reflect the financing transactions that closed on April 4, 2013. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 5, 2013) for the year ended December 31, 2012 for a complete list of our risk factors.
We have substantial indebtedness, which could have adverse consequences to us, and we may not be able to generate sufficient cash flow in the future to service our indebtedness.
We currently have substantial indebtedness. Our level of indebtedness has important consequences to us and to you and your investment. For example, our level of indebtedness may:

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
Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. We are permitted by the terms of our indebtedness, including our senior secured notes and the Capital One Credit Facility, to incur additional indebtedness, subject to the restrictions therein. We have experienced negative cash flows from operating activities in the past, and our business may not generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs. Such event could have a material adverse effect on us and we may need to take various actions which also could have material adverse consequences to us, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions or investments, and we may not be able to do so on commercially reasonable terms or at all.
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
In addition, our credit agreements contain, and any future credit agreements or loan agreements may contain, certain financial and maintenance covenants, including covenants relating to our capital expenditures, fixed charge coverage, borrowing availability and leverage, some of which may be tied to consolidated EBITDA, in each case as defined in the applicable debt agreements.
Such restrictive and other covenants could limit our ability to respond to market conditions, to provide for unanticipated capital requirements or to take advantage of business or acquisition opportunities.
In addition, our failure to comply with the various covenants under our indebtedness could have material adverse consequences to us. Such failure may result in our being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue our expansion plans. Our debt agreements contain cross-default or cross-acceleration provisions by which non-compliance with covenants, or the acceleration of other indebtedness of at least a specified outstanding principal amount, could also constitute an event of default under such debt agreements. Accordingly, such a failure could result in the acceleration of all of our outstanding debt, and may adversely affect our ability to obtain financing that may be necessary to effectively operate our business and grow the business going forward. In addition, substantially all of our assets are used to secure our indebtedness, including loans under our credit agreements, the senior secured notes and certain equipment leasing agreements. In the event of a default on these agreements, substantially all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

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

4.1
Indenture, dated as of April 4, 2013, by and among the Company, the Guarantors and U.S. Bank National Association (included as Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

4.2	Form of Note (included as Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

4.3
Registration Rights Agreement, dated as of April 4, 2013, by and among the Company, the Guarantors and Cowen and Company, LLC and Sea Port Group Securities, LLC, as representatives of the initial purchasers (included as Exhibit 4.3 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

10.1
Amendment No. 5, dated February 6, 2013, among American Apparel, Inc., American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Crystal Financial LLC and other signatories thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed February 11, 2013 and incorporated by reference herein).

10.2
Eleventh Amendment to Credit Agreement, dated February 6, 2013, among American Apparel, Inc. and the other Credit Parties as the facility guarantors from time to time party thereto, Wilmington Trust N.A., as the administrative agent and the collateral agent, Lion Capital (Americas) Inc., as a lender, Lion/Hollywood L.L.C., as a lender, and other lenders from time to time party thereto (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed February 11, 2013 and incorporated by reference herein).

10.3
Credit Agreement, dated as of April 4, 2013, by and among the Credit Parties, Capital One Leverage Finance Corp., as administrative agent, swing line lender, and lender, Capital One, N.A., as L/C issuer and the other lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

10.4
Intercreditor Agreement, dated as of April 4, 2013, by and among U.S. Bank National Association and Capital One Leverage Finance Corp. (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

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
Date: May 8, 2013

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2013
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2013
John Luttrell