Form 10-Q
period 2013-06-30
AMERICAN APPAREL, INC
filed 2013-08-12
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of shares of the registrant's common stock issued and outstanding as of August 1, 2013 was approximately 113,401,110 and 110,345,517, respectively.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance with financial covenants under our financing arrangements;

•	our liquidity and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, and results of operations;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	our ability to improve efficiency at our distribution facility located in La Mirada, California, and successful transition to that facility;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our financial condition, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our relationship with our lenders, our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE MKT, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas, and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to customers;

•	the availability of store locations at appropriate terms and our ability to identify locations and negotiate new store leases effectively and to open new stores and expand internationally;

•	our ability to renew leases at existing locations on economic terms;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	our ability to improve efficiency at our distribution facility located in La Mirada, California;

•	location of our facilities in the same geographic area;

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

•
the risk, including costs and timely delivery issues associated therewith, that information technology systems changes and the transition to our new distribution center in La Mirada, California (as described herein) may disrupt our supply chain or operations and could impact our cash flow and liquidity, and our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•
litigation and other inquiries and investigations, including the risks that we, or our officers in cases where indemnification applies, will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverages;

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
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012*
ASSETS
CURRENT ASSETS
Cash	$7,344	$12,853
Trade accounts receivable, net of allowances of $2,008 and $2,085 at June 30, 2013 and December 31, 2012, respectively	26,451	22,962
Prepaid expenses and other current assets	12,577	9,589
Inventories, net	172,629	174,229
Restricted cash	—	3,733
Income taxes receivable and prepaid income taxes	304	530
Deferred income taxes, net of valuation allowance	409	494
Total current assets	219,714	224,390
PROPERTY AND EQUIPMENT, net	67,867	67,778
DEFERRED INCOME TAXES, net of valuation allowance	1,133	1,261
RESTRICTED CASH	1,955	—
OTHER ASSETS, net	44,653	34,783
TOTAL ASSETS	$335,322	$328,212
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Cash overdraft	$4,117	$—
Revolving credit facilities and current portion of long-term debt	38,716	60,556
Accounts payable	31,534	38,160
Accrued expenses and other current liabilities	45,718	41,516
Fair value of warrant liability	35,388	17,241
Income taxes payable	2,075	2,137
Deferred income tax liability, current	239	296
Current portion of capital lease obligations	1,689	1,703
Total current liabilities	159,476	161,609
LONG-TERM DEBT, net of unamortized discount of $6,065 and $27,929 at June 30, 2013 and December 31, 2012, respectively	200,238	110,012
CAPITAL LEASE OBLIGATIONS, net of current portion	2,408	2,844
DEFERRED TAX LIABILITY	246	262
DEFERRED RENT, net of current portion	19,308	20,706
OTHER LONG-TERM LIABILITIES	10,996	10,695
TOTAL LIABILITIES	392,672	306,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 113,167 shares issued and 110,263 shares outstanding at June 30, 2013 and 110,111 shares issued and 107,181 shares outstanding at December 31, 2012	11	11
Additional paid-in capital	183,892	177,081
Accumulated other comprehensive loss	(4,955)	(2,725)
Accumulated deficit	(234,141)	(150,126)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(57,350)	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$335,322	$328,212
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$162,236	$149,462	$300,296	$282,122
Cost of sales	78,366	70,426	143,558	133,030
Gross profit	83,870	79,036	156,738	149,092
Selling expenses	57,790	55,312	113,253	110,241
General and administrative expenses (including related party charges of $227 and $230 for the three months ended June 30, 2013 and 2012, respectively, and $444 and $551 for the six months ended June 30, 2013 and 2012, respectively)	27,994	24,304	55,798	49,226
Retail store impairment	—	129	78	129

Loss from operations	(1,914)	(709)	(12,391)	(10,504)

Interest expense	8,220	10,267	19,434	19,820
Foreign currency transaction loss	158	1,776	871	826
Unrealized (gain) loss on change in fair value of warrants	(5,498)	1,377	18,147	2,028
Loss (gain) on extinguishment of debt	32,101	—	32,101	(11,588)
Other (income) expense	(11)	24	(16)	152
Loss before income taxes	(36,884)	(14,153)	(82,928)	(21,742)
Income tax provision	620	1,119	1,087	1,421
Net loss	$(37,504)	$(15,272)	$(84,015)	$(23,163)

Basic and diluted loss per share	$(0.34)	$(0.14)	$(0.76)	$(0.22)
Weighted average basic and diluted shares outstanding	110,241	105,924	110,080	105,810

Net loss (from above)	$(37,504)	$(15,272)	$(84,015)	$(23,163)
Other comprehensive loss item:
Foreign currency translation loss, net of tax	(726)	(782)	(2,230)	(451)
Other comprehensive loss, net of tax	(726)	(782)	(2,230)	(451)
Comprehensive loss	$(38,230)	$(16,054)	$(86,245)	$(23,614)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$297,293	$280,131
Cash paid to suppliers, employees and others	(307,554)	(285,400)
Income taxes (paid) refunded	(724)	808
Interest paid	(5,067)	(3,868)
Other	30	(133)
Net cash used in operating activities	(16,022)	(8,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,637)	(7,599)
Proceeds from sale of fixed assets	30	70
Restricted cash	1,756	(5,932)
Net cash used in investing activities	(11,851)	(13,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	4,117	591
Repayments of expired revolving credit facilities, net	(28,513)	(48,324)
Borrowings under current revolving credit facilities, net	29,830	42,878
(Repayments) borrowings of term loans and notes payable	(25,507)	29,994
Repayment of Lion term loan	(144,149)	—
Issuance of Senior Secured Notes	199,820	—
Payments of debt issuance costs	(11,651)	(4,699)
Repayments of capital lease obligations	(1,081)	(572)
Net cash provided by financing activities	22,866	19,868

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(502)	(461)

NET DECREASE IN CASH	(5,509)	(2,516)
CASH, beginning of period	12,853	10,293
CASH, end of period	$7,344	$7,777

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(84,015)	$(23,163)
Depreciation and amortization of property and equipment, and other assets	12,417	11,502
Retail store impairment	78	129
Loss on disposal of property and equipment	15	20
Share-based compensation expense	6,816	4,384
Unrealized loss on change in fair value of warrants	18,147	2,028
Amortization of debt discount and deferred financing costs	3,126	5,250
Loss (gain) on extinguishment of debt	32,101	(11,588)
Accrued interest paid-in-kind	4,653	10,702
Foreign currency transaction loss	871	826
Allowance for inventory shrinkage and obsolescence	1,346	(288)
Bad debt expense	301	23
Deferred income taxes	39	(58)
Deferred rent	(1,120)	(417)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(3,304)	(2,015)
Inventories	(1,809)	4,557
Prepaid expenses and other current assets	(4,040)	(2,917)
Other assets	(3,737)	(3,902)
Accounts payable	(5,562)	72
Accrued expenses and other liabilities	7,364	(5,828)
Income taxes receivable / payable	291	2,221
Net cash used in operating activities	$(16,022)	$(8,462)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$2,767	$455

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2013, the Company operated a total of 245 retail stores in 20 countries: the United States, Canada and 18 other countries.
Liquidity and Management's Plan
As of June 30, 2013, the Company had approximately $7,344 in cash and $3,347 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had $32,758 outstanding on a $35,000 asset-backed revolving credit facility (subsequently increased to $50,000 on July 5, 2013) under the Capital One Credit Facility and $1,329 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. As of August 6, 2013, the Company had $13,129 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement.
On April 4, 2013, the Company closed a private offering of $206,000 aggregate principal amount of its 13% Senior Secured Notes due April 15, 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, the Company entered into an amendment to the credit agreement governing its credit facility with Capital One Leverage Finance Corp., pursuant to which the total commitment under the credit facility was raised to $50,000. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by the Company's domestic restricted subsidiaries, subject to some exceptions (see Notes 6 and 7).
The Company used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate its credit agreement with Crystal Financial LLC and its loan agreement with Lion Capital LLP.
The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months.
The Company continues to execute its plan, which was commenced in late 2010, to improve its operating performance and financial position. Among other things, in 2013, the Company completed the installation of RFID tracking systems in all of its stores, plans to complete the transition of distribution operations to its new distribution facility in La Mirada, California, continues with expansion of its selling square footage in its stores, continues with its inventory productivity improvement program, plans to further reduce operating expenses, and plans to improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, the Company continues to seek improvements in store labor productivity and workers' compensation exposure. The Company believes that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales. The Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
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
Restricted Cash
Restricted cash represents cash collateral on standby letters of credit and store leases. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program. See Note 14.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $4,168 and $8,265 held in foreign banks at June 30, 2013 and December 31, 2012, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 16.6% and 15.1% of the Company’s total accounts receivables as of June 30, 2013 and December 31, 2012, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, restricted cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, its senior secured notes, term loan and warrants. The fair value of cash, restricted cash, accounts receivable and accounts payable closely approximates their carrying value due to their short maturities and variable rates. The fair value of fixed-rate borrowings are estimated using a discounted cash flow analysis.
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
As of June 30, 2013, there were no transfers in or out of Level 3 from other levels.
The fair value of fixed rate borrowings are estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and is classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption, in isolation, can significantly decrease or increase the fair value of the fixed rate borrowings. See Note 8.
The fair value of each warrant is estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrants. See Notes 8 and 11.
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
Retail stores that have indicators of impairment and whose carrying value of assets are greater than their related projected undiscounted future cash flows, are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate, and is classified within Level 3 of the valuation hierarchy.  The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments, as well as the Company's plans and intentions. An increase or decrease in the discount rate assumption and/or projected cash flows, in isolation, can significantly decrease or increase the fair value of the assets, which would have an effect on the impairment recorded.
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
During the three and six months ended June 30, 2013 and 2012, the Company incurred losses from operations.  Based upon these results, and trends in the Company's performance projected through 2013, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  The Company did not record income tax benefits in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets.
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
The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have its foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy, Ireland and Korea, consolidated in the Company's U.S. federal income tax return.  The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's entities included in the United States Federal income tax return.
The Company accounts for uncertain tax positions in accordance with ASC 740 - “Income Taxes”, and gross unrecognized tax benefits at June 30, 2013 and December 31, 2012 are included in current liabilities in the accompanying condensed consolidated balance sheets.  The Company accrues interest and penalties on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
Accounting Standards Updates
Recently issued accounting standards updates are not expected to have a material effect on the Company's condensed consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2013 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.
Note 3. Inventories
The components of inventories are as follows:

	June 30, 2013	December 31, 2012
Raw materials	$23,463	$22,301
Work in process	3,257	2,197
Finished goods	149,332	152,384
	176,052	176,882
Less reserve for inventory shrinkage and obsolescence	(3,423)	(2,653)
Total, net of reserves	$172,629	$174,229
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and six months ended June 30, 2013 and 2012, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At June 30, 2013 and December 31, 2012, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,740 and $2,140, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company had a reserve for inventory shrinkage in the amount of $1,683 and $513 at June 30, 2013 and December 31, 2012, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and six months ended June 30, 2013, depreciation and amortization expense was $6,386 and $12,417, respectively. For the three and six months ended June 30, 2012, depreciation and amortization expense was $5,650 and $11,502, respectively.
Based upon the results of its retail store impairment analysis, the Company determined that no impairment charges for the three months ended June 30, 2013 were required. For the six months ended June 30, 2013, the Company recorded impairment charges relating to retail stores leasehold improvements of $78. For the three and six months ended June 30, 2012, the Company incurred impairment charges of $129.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2013	December 31, 2012
Compensation, bonuses and related taxes	$8,677	$11,524
Accrued interest	6,588	520
Workers' compensation and other self-insurance reserves (Note 14)	5,555	5,288
Sales, value and property taxes	3,290	4,751
Gift cards and store credits	4,888	5,964
Loss contingencies	977	752
Accrued vacation	1,498	1,055
Deferred revenue	750	590
Deferred rent	2,970	2,997
Other	10,525	8,075
Total accrued expenses	$45,718	$41,516

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	June 30, 2013	December 31, 2012
Revolving credit facility (Capital One), maturing April 2018	$32,758	$—
Revolving credit facility (Crystal), replaced in April 2013 (a)	—	26,113
Term loan (Crystal), replaced in April 2013 (a)	—	30,000
Revolving credit facility (Bank of Montreal), maturing December 2013	1,329	4,387
Current portion of long-term debt (Note 7)	4,629	56
Total revolving credit facilities and current portion of long-term debt	$38,716	$60,556
(a) All outstanding principal amounts and accrued and unpaid interest and fees under the Crystal revolving credit facility and term loan were repaid with the proceeds of the financing transactions that the Company closed on April 4, 2013.
The Company incurred interest charges of $8,220 and $19,434 for the three and six months ended June 30, 2013, respectively, and $10,267 and $19,820 for the three and six months ended June 30, 2012, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the three and six months ended June 30, 2013 and 2012 were not significant.
Revolving Credit Facility - Capital One
On April 4, 2013, the Company and its domestic subsidiaries replaced the credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One Leverage Finance Corp. ("Capital One" and the credit facility, the "Capital One Credit Facility"). Subsequently, on July 5, 2013, the Company entered into an amendment to the credit agreement with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. The additional commitment was made under substantially the same terms as the existing facility.
The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Senior Secured Notes due 2020 (the "Notes"). See Note 7. Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some exceptions. As of June 30, 2013, the Company had $1,880 of outstanding letters of credit secured against the Capital One Credit Facility. The amount available for additional borrowings on June 30, 2013 was $2,187. As of August 6, 2013 the amount available under the facility was $11,847.
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
As of June 30, 2013, the Company was in compliance with all required financial covenants of the Capital One Credit Facility.
Revolving Credit Facility - Bank of Montreal
The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 (Canadian dollars) with a fixed maturity date of December 31, 2013, bearing interest at 7.0% (the bank's prime rate at 3.0% as of June 30, 2013 plus 4.0% per annum) payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at June 30, 2013 was $1,160. As of August 6, 2013 the amount available under the facility was $1,282.
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
The Bank of Montreal Credit Agreement contains cross-default provisions with the Capital One Credit Facility and the Notes, whereby an event of default occurring thereunder would cause an event of default under the Bank of Montreal Credit Agreement.
As of June 30, 2013, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.
Revolving Credit Facility and Term Loan - Crystal
On April 4, 2013, the Company replaced its existing revolving credit facility and term loan with Crystal Financial LLC ("Crystal" and the "Crystal Credit Agreement", respectively), with a new $35,000, subsequently increased to $50,000, asset-based revolving credit agreement with Capital One.
In connection with the termination of the Crystal Credit Agreement, the Company paid an early termination fee of $2,400. The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,411, which includes the early termination fee, was recorded as a $5,878 loss on early extinguishment of debt in the statement of operations for the quarter ended June 30, 2013.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2013		December 31, 2012
Senior Secured Notes due 2020	$199,935	(a)	$—
Long-term debt with Lion	—		109,680	(b)
Other	4,932		388
Total long-term debt	204,867		110,068
Current portion of debt	(4,629)		(56)
Long-term debt, net of current portion	$200,238		$110,012
(a) Net of unamortized discount of $6,065 at June 30, 2013.
(b) Including accrued interest paid-in-kind of $16,469 and net of unamortized discount of $27,929 at December 31, 2012.
All amounts owed to Lion as of April 4, 2013, were repaid with the proceeds of the financing transactions that the Company closed on April 4, 2013.

Senior Secured Notes due 2020
On April 4, 2013, the Company issued $206,000 aggregate principal amount of its 13% Senior Secured Notes due 2020 (the "Notes"). The Notes mature on April 15, 2020. The Notes were issued at 97% of par value and bear interest at a rate of 13% per annum. Interest on the Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
A "special interest trigger event" will be deemed to have occurred under the indenture governing the Notes (the "Senior Notes Indenture") if the Company's net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. If a special interest trigger event occurs, interest on the Notes will accrue at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
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
As of June 30, 2013, the Company was in compliance with the required covenants of the Senior Notes Indenture.
Lion Loan Agreement
On April 4, 2013, the Company repaid and terminated its outstanding obligations with Lion Capital LLP ("Lion" and the "Lion Loan Agreement", respectively) with a portion of the proceeds of the financing transactions. There were no early termination penalties associated with the repayment of the Lion Loan. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in the statement of operations for the three months ended June 30, 2013 as a $26,223 loss on the early extinguishment of debt. As of June 30,

2013, the current portion of long-term debt includes $4,589 related to an 18% interest loan agreement with Lion, which the Company intends to pay off by December 31, 2013.
Note 8. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings from Capital One and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Senior Secured Notes was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of warrants was estimated using Binomial Lattice option valuation model.
The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2013.
The following table presents carrying amounts and fair values of the Company's financial instruments as of June 30, 2013:

	Carrying Amount		Fair Value
Liabilities
Senior Secured Notes due 2020	$199,935		$199,935
Lion Warrant	—	(a)	35,202
SOF Warrant	—	(a)	186
	$199,935		$235,323
(a) No cost is associated with these liabilities (see Note 11)

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants using Significant Unobservable Inputs (Level 3)	Six Months Ended June 30,
	2013	2012
Balance at January 1,	$17,241	$9,633
Adjustment resulting from change in value recognized in earnings (a)	18,147	2,028
Gain on extinguishment of debt	—	3,482
Balance at June 30,	$35,388	$15,143
(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized loss on change in fair value of warrants in the accompanying condensed consolidated statements of operations.
Note 9. Income Taxes
Income taxes for the three and six months ended June 30, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred a loss from operations for the three and six months ended June 30, 2013 and 2012. Based primarily upon recent history of cumulative losses and the results of operations for the three and six months ended June 30, 2013 and 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowance in certain foreign jurisdictions, is required. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis and determined it is more likely than not that an ownership change has not occurred through December 31, 2012 and, accordingly, the net operating loss carryforwards through such date are not subject to an annual Section 382 limitation.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.

The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through December 31, 2012. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the years ended December 31, 2007 through December 31, 2012, depending on the particular jurisdiction. The Company concluded its audit with the Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010 with no tax owed due to utilization of net operating losses. The Company agreed to a settlement with Canada Revenue Agency for audit of the years ended December 31, 2005 through December 31, 2007.  Amounts to be paid pursuant to the agreed settlement are recorded in current liabilities at June 30, 2013.
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
Personal Guarantees by the Company’s CEO
As of June 30, 2013, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $6,738 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with one vendor aggregating $600.
Lease Agreement Between the Company and a Related Party
In December 2005, the Company entered into an operating lease, which commenced on November 15, 2006 and renewed in 2011 for an additional five years, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. Rent expense (including property taxes and insurance payments) for the three and six months ended June 30, 2013 was $155 and $310 and for the three and six months ended June 30, 2012 was $156 and $403, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $72 and $134 for the three and six months ended June 30, 2013 and $74 and $148 for the three and six months ended June 30, 2012, respectively.
Note 11. Stockholders' (Deficit) Equity
Common Stock Warrants
Lion Warrants
As of June 30, 2013, Lion held warrants (the "Lion Warrants") to purchase 21,606 shares of the Company's common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022.
As of June 30, 2013, the fair value of the 21,606 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $35,202 and was recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of June 30, 2013 assumed a stock price of $1.92, exercise price of $0.75, volatility of 72.19%, annual risk free interest rate of 2.29%, a contractual remaining term of 8.76 years and no dividends.
SOF Warrants
As of June 30, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013.
As of June 30, 2013, the fair value of the SOF warrants, estimated using the Binomial Lattice option valuation model, was $186 and is recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of June 30, 2013 assumed a stock price of $1.92, exercise price of $2.148, volatility of 49.53%, annual risk free interest rate of 0.09%, a contractual remaining term of 0.47 years and no dividends.

The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2013	22,606	$0.81	8.8
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - June 30, 2013	22,606	$0.81	8.3
Fair value - June 30, 2013	$35,388
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
The Company had common stock under various options, warrants and other agreements at June 30, 2013 and 2012. The weighted average effects of 53,451 and 56,903 shares at June 30, 2013 and 2012, respectively, were excluded from the calculations of net loss per share for the three and six months ended June 30, 2013 and 2012, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of June 30, 2013 and 2012 are as follows:

	2013	2012
SOF warrants	1,000	1,000
Lion warrants	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	5,000	7,500
Employee options & restricted shares	3,317	4,269
	53,451	56,903
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
Note 12. Share-Based Compensation
Plan Description - On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. On June 25, 2013, the Company's Board of Directors and stockholders approved amendments to the 2011 Plan to increase the maximum number of shares reserved under the 2011 Plan to 17,500 shares and increase the number of shares that may be awarded to any one participant during any calendar year to 3,000 shares. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of June 30, 2013, there were approximately 13,707 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2013	2,644	$1.33	1.3
Granted	576	1.83
Vested	(582)	1.23
Forfeited	(21)	1.53
Non-vested - June 30, 2013	2,617	$1.46	1.0
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	700	$0.82	8.8
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - June 30, 2013	700	$0.82	8.3
Vested (exercisable) - June 30, 2013	525	$0.82	8.3	$—
Non-vested (exercisable) - June 30, 2013	175	$0.82	8.3	$—
Share-Based Compensation Expense - During the three and six months ended June 30, 2013, the Company recorded share-based compensation expense of $3,263 and $6,816, respectively, related to its share-based compensation awards that are expected to vest. During the three and six months ended June 30, 2012, the Company recorded share-based compensation expense of $2,542 and $4,384, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of June 30, 2013 unrecorded compensation cost related to non-vested awards was $9,390, which is expected to be recognized through 2016.
CEO Anti-Dilution Rights - During the three and six months ended June 30, 2013, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $2,071 and $4,142, respectively. During the three and six months ended June 30, 2012, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $1,247 and $2,494, respectively. As of June 30, 2013, unrecorded compensation cost was $4,302, which is expected to be recognized through 2015.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock. The shares vest in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. For the fiscal 2012 measurement period, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares on June 25, 2013.
The grant date fair value of the award is based on the share price of $0.75. The remaining share-based compensation expense will be recognized over the related service and amortization period in two probability-weighted terms of 2.1 and 3.1 years corresponding to the two remaining measurement periods. During the three and six months ended June 30, 2013, the Company recorded share-based compensation expense (included in the above) of $391 and $1,250, respectively. During the three and six months ended June 30, 2012, the Company recorded share-based compensation expense (included in the above) of $859. As of June 30, 2013, unrecorded compensation cost was $1,797, which is expected to be recognized through 2015.

Non-Employee Directors
On July 1, 2013, April 1, 2013 and January 2, 2013 the Company issued a quarterly stock grant to each non-employee director for services performed of approximately 5, 5 and 9 shares of the Company's common stock, based on grant date fair values of $1.88, $2.10 and $1.13 per share, respectively.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,462 and $39,364 for the three and six months ended June 30, 2013, respectively. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,029 and $37,816 for the three and six months ended June 30, 2012, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of June 30, 2013 and December 31, 2012 for state sales tax contingencies.
Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, the German customs has issued retroactive assessments on the Company's imports totaling $4,727 at the June 30, 2013 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment." Consequently, the German customs are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
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
Advertising
At June 30, 2013 and December 31, 2012, the Company had approximately $2,336 and $4,456, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2013.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 1.03% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of June 30, 2013 the undiscounted liability amount was $15,182. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of June 30, 2013 and December 31, 2012, the Company had issued standby letters of credit in the amount of $1,100, with insurance companies being the beneficiaries, through a bank, and cash deposits of $16,124 and $14,624, respectively, in favor of insurance company beneficiaries. At June 30, 2013, the Company recorded a total reserve of $14,751, of which $3,785 is included in accrued expenses and $10,966 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2012, the Company recorded a total reserve of $14,472, of which $3,778 is included in accrued expenses and $10,694 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At June 30, 2013 and December 31, 2012, the Company's total reserve of $1,770 and $1,510, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. The U.S. Retail segment consists of the Company's retail operations in the United States, which was comprised of 138 retail stores operating in the United States, as of June 30, 2013. Canada segment includes retail, wholesale and online consumer operations in Canada. As of June 30, 2013, the retail operations in the Canada segment comprised 33 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of June 30, 2013, the retail operations in the International segment comprised 74 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following tables represent key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$43,219	$—	$3,613	$2,631	$49,463
Retail net sales	—	51,164	11,231	35,899	98,294
Online consumer net sales	8,758	—	608	5,113	14,479
Total net sales to external customers	51,977	51,164	15,452	43,643	162,236
Gross profit	13,993	33,302	9,347	27,228	83,870
Income from segment operations	5,550	525	1,153	3,038	10,266
Depreciation and amortization	1,790	3,089	448	1,059	6,386
Capital expenditures	1,411	4,090	247	535	6,283
Deferred rent expense (benefit)	18	(564)	(82)	(44)	(672)

	Three Months Ended June 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$36,598	$—	$3,379	$2,848	$42,825
Retail net sales	—	48,121	11,175	34,900	94,196
Online consumer net sales	6,832	—	487	5,122	12,441
Total net sales to external customers	43,430	48,121	15,041	42,870	149,462
Gross profit	11,951	31,328	9,393	26,364	79,036
Income from segment operations	5,987	437	105	3,550	10,079
Depreciation and amortization	1,611	2,682	374	983	5,650
Capital expenditures	2,109	410	304	1,086	3,909
Retail store impairment	—	—	129	—	129
Deferred rent expense (benefit)	47	(277)	(50)	(129)	(409)

	Six Months Ended June 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$77,927	$—	$6,192	$4,572	$88,691
Retail net sales	—	95,508	20,343	66,351	182,202
Online consumer net sales	17,876	—	1,274	10,253	29,403
Total net sales to external customers	95,803	95,508	27,809	81,176	300,296
Gross profit	26,014	62,493	16,767	51,464	156,738
Income (loss) from segment operations	10,715	(1,922)	501	4,069	13,363
Depreciation and amortization	3,393	6,059	881	2,084	12,417
Capital expenditures	4,487	6,990	430	1,730	13,637
Retail store impairment	—	78	—	—	78
Deferred rent expense (benefit)	38	(776)	(213)	(169)	(1,120)

	Six Months Ended June 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$70,518	$—	$6,234	$5,070	$81,822
Retail net sales	—	90,730	21,095	63,603	175,428
Online consumer net sales	14,247	—	1,050	9,575	24,872
Total net sales to external customers	84,765	90,730	28,379	78,248	282,122
Gross profit	23,709	59,616	16,461	49,306	149,092
Income (loss) from segment operations	12,513	(2,667)	(2,609)	4,147	11,384
Depreciation and amortization	3,349	5,327	713	2,113	11,502
Capital expenditures	3,202	1,854	816	1,727	7,599
Retail store impairment	—	—	129	—	129
Deferred rent expense (benefit)	96	(160)	(98)	(255)	(417)
Reconciliation of reportable segments combined income from operations for the three and six months ended June 30, 2013 and 2012 to the consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated income from operations of reportable segments	$10,266	$10,079	$13,363	$11,384
Unallocated corporate expenses	(12,180)	(10,788)	(25,754)	(21,888)
Interest expense	(8,220)	(10,267)	(19,434)	(19,820)
Foreign currency transaction loss	(158)	(1,776)	(871)	(826)
Unrealized gain (loss) on change in fair value of warrants	5,498	(1,377)	(18,147)	(2,028)
(Loss) gain on extinguishment of debt	(32,101)	—	(32,101)	11,588
Other income (expense)	11	(24)	16	(152)
Consolidated loss before income taxes	$(36,884)	$(14,153)	$(82,928)	$(21,742)

Net sales by geographic location of customers for the three and six months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$103,141	$91,551	$191,311	$175,495
Canada	15,452	15,041	27,809	28,379
Europe (excluding United Kingdom)	17,862	16,823	32,931	31,590
United Kingdom	10,588	11,477	20,183	20,751
South Korea	2,937	2,959	5,106	4,920
China	2,082	1,336	3,576	2,242
Japan	5,006	5,079	9,444	9,039
Australia	3,397	3,528	6,568	6,487
Other foreign countries	1,771	1,668	3,368	3,219
Total consolidated net sales	$162,236	$149,462	$300,296	$282,122

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
The Company does not have insurance coverage for the above matters. The Company has accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in the Company's accompanying condensed consolidated balance sheet as of June 30, 2013. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition and results of operations.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders who purchased the Company's common stock between December 19, 2006 and August 17, 2010. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. The Company filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. The Federal Securities Action is covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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

Note 17. Condensed Consolidating Financial Information
The Senior Secured Notes (see Note 7), which constitute debt obligation of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, and on a senior secured basis, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries. The following presents the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, the condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012, and the condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 of American Apparel, Inc. ("the Parent"), the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets
June 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$2,248	$5,096	$—	$7,344
Trade accounts receivable, net	—	19,005	7,446	—	26,451
Intercompany accounts receivable, net	255,194	(235,229)	(19,965)	—	—
Inventories, net	—	133,571	39,194	(136)	172,629
Other current assets	204	8,446	4,640	—	13,290
Total current assets	255,398	(71,959)	36,411	(136)	219,714
PROPERTY AND EQUIPMENT, net	—	52,247	15,620	—	67,867
INVESTMENTS IN SUBSIDIARIES	(76,224)	20,612	—	55,612	—
OTHER ASSETS, net	9,949	26,618	11,174	—	47,741
TOTAL ASSETS	$189,123	$27,518	$63,205	$55,476	$335,322
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$4,589	$32,785	$1,342	$—	$38,716
Accounts payable	—	29,459	2,075	—	31,534
Accrued expenses and other current liabilities	6,561	24,626	14,531	—	45,718
Fair value of warrant liability	35,388	—	—	—	35,388
Other current liabilities	—	5,668	2,452	—	8,120
Total current liabilities	46,538	92,538	20,400	—	159,476
LONG-TERM DEBT, net	199,935	—	303	—	200,238
OTHER LONG-TERM LIABILITIES	—	27,383	5,575	—	32,958
TOTAL LIABILITIES	246,473	119,921	26,278	—	392,672
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	183,892	6,726	7,474	(14,200)	183,892
Accumulated other comprehensive (loss) income	(4,955)	(1,729)	(1,521)	3,250	(4,955)
(Accumulated deficit) retained earnings	(234,141)	(97,500)	30,482	67,018	(234,141)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(57,350)	(92,403)	36,927	55,476	(57,350)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$189,123	$27,518	$63,205	$55,476	$335,322

Condensed Consolidating Balance Sheets
December 31, 2012
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$3,796	$9,057	$—	$12,853
Trade accounts receivable, net	—	15,697	7,265	—	22,962
Intercompany accounts receivable, net	200,529	(172,170)	(28,359)	—	—
Inventories, net	—	125,988	49,493	(1,252)	174,229
Other current assets	438	8,200	5,708	—	14,346
Total current assets	200,967	(18,489)	43,164	(1,252)	224,390
PROPERTY AND EQUIPMENT, net	—	50,551	17,227	—	67,778
INVESTMENTS IN SUBSIDIARIES	(50,773)	20,118	—	30,655	—
OTHER ASSETS, net	204	25,607	10,233	—	36,044
TOTAL ASSETS	$150,398	$77,787	$70,624	$29,403	$328,212
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$56,156	$4,400	$—	$60,556
Accounts payable	—	34,120	4,040	—	38,160
Accrued expenses and other current liabilities	1,679	24,137	15,700	—	41,516
Fair value of warrant liability	17,241	—	—	—	17,241
Other current liabilities	(286)	1,778	2,644	—	4,136
Total current liabilities	18,634	116,191	26,784	—	161,609
LONG-TERM DEBT, net	109,680	6	326	—	110,012
OTHER LONG-TERM LIABILITIES	—	28,230	6,277	—	34,507
TOTAL LIABILITIES	128,314	144,427	33,387	—	306,128
STOCKHOLDERS' EQUITY (EQUITY)
Common stock	11	100	492	(592)	11
Additional paid-in capital	177,081	6,726	7,223	(13,949)	177,081
Accumulated other comprehensive (loss) income	(2,725)	(381)	736	(355)	(2,725)
(Accumulated deficit) retained earnings	(150,126)	(73,085)	28,786	44,299	(150,126)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	22,084	(66,640)	37,237	29,403	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$150,398	$77,787	$70,624	$29,403	$328,212

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$118,348	$59,096	$(15,208)	$162,236
Cost of sales	—	71,166	23,006	(15,806)	78,366
Gross profit	—	47,182	36,090	598	83,870
Selling expenses	—	33,499	24,291	—	57,790
General and administrative expenses	130	17,559	10,293	12	27,994
(Loss) income from operations	(130)	(3,876)	1,506	586	(1,914)
Interest expense and other expense	28,323	6,394	253	—	34,970
Equity in loss (earnings) of subsidiaries	9,051	(372)	—	(8,679)	—
(Loss) income before income taxes	(37,504)	(9,898)	1,253	9,265	(36,884)
Income tax provision	—	—	620	—	620
Net (loss) income	$(37,504)	$(9,898)	$633	$9,265	$(37,504)
Other comprehensive (loss) income, net of tax	(726)	(121)	(681)	802	(726)
Comprehensive (loss) income	$(38,230)	$(10,019)	$(48)	$10,067	$(38,230)

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$108,632	$57,912	$(17,082)	$149,462
Cost of sales	—	65,296	22,156	(17,026)	70,426
Gross profit	—	43,336	35,756	(56)	79,036
Selling expenses	—	30,632	24,680	—	55,312
General and administrative expenses	568	15,006	8,628	102	24,304
Retail store impairment	—	—	129	—	129
(Loss) income from operations	(568)	(2,302)	2,319	(158)	(709)
Interest expense and other expense	8,989	3,786	669	—	13,444
Equity in loss (earnings) of subsidiaries	5,715	(383)	—	(5,332)	—
(Loss) income before income taxes	(15,272)	(5,705)	1,650	5,174	(14,153)
Income tax provisions	—	529	590	—	1,119
Net (loss) income	$(15,272)	$(6,234)	$1,060	$5,174	$(15,272)
Other comprehensive (loss) income, net of tax	(782)	(542)	(953)	1,495	(782)
Comprehensive (loss) income	$(16,054)	$(6,776)	$107	$6,669	$(16,054)

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$213,752	$108,985	$(22,441)	$300,296
Cost of sales	—	128,277	38,804	(23,523)	143,558
Gross profit	—	85,475	70,181	1,082	156,738
Selling expenses	—	65,741	47,512	—	113,253
General and administrative expenses	506	35,679	19,617	(4)	55,798
Retail store impairment	—	78	—	—	78
Loss (income) from operations	(506)	(16,023)	3,052	1,086	(12,391)
Interest and other expense	60,285	10,026	226	—	70,537
Equity in loss (earnings) of subsidiaries	23,224	(1,591)	—	(21,633)	—
(Loss) income before income taxes	(84,015)	(24,458)	2,826	22,719	(82,928)
Income tax (benefit) provision	—	(43)	1,130	—	1,087
Net (loss) income	$(84,015)	$(24,415)	$1,696	$22,719	$(84,015)
Other comprehensive (loss) income, net of tax	(2,230)	(1,348)	(2,258)	3,606	(2,230)
Comprehensive (loss) income	$(86,245)	$(25,763)	$(562)	$26,325	$(86,245)

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$205,783	$106,628	$(30,289)	$282,122
Cost of sales	—	127,219	36,291	(30,480)	133,030
Gross profit	—	78,564	70,337	191	149,092
Selling expenses	—	61,720	48,521	—	110,241
General and administrative expenses	1,209	29,534	18,386	97	49,226
Retail store impairment	—	—	129	—	129
(Loss) income from operations	(1,209)	(12,690)	3,301	94	(10,504)
Interest and other expense	5,584	5,233	421	—	11,238
Equity in loss (earnings) of subsidiaries	16,370	(993)	—	(15,377)	—
(Loss) income before income taxes	(23,163)	(16,930)	2,880	15,471	(21,742)
Income tax provision	—	529	892	—	1,421
Net (loss) income	$(23,163)	$(17,459)	$1,988	$15,471	$(23,163)
Other comprehensive (loss) income, net of tax	(451)	(416)	(506)	922	(451)
Comprehensive (loss) income	$(23,614)	$(17,875)	$1,482	$16,393	$(23,614)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,387)	$(25,339)	$10,704	$—	$(16,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(11,477)	(2,160)	—	(13,637)
Proceeds from sale of fixed assets	—	27	3	—	30
Restricted cash	—	3,265	(1,509)	—	1,756
Net cash used in investing activities	—	(8,185)	(3,666)	—	(11,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	4,117	—	—	4,117
Repayments of expired revolving credit facilities, net	—	(28,513)	—	—	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	—	32,758	(2,928)	—	29,830
Repayments of term loans and notes payable	4,500	(30,000)	(7)	—	(25,507)
Repayment of Lion term loan	(144,149)	—	—	—	(144,149)
Issuance of Senior Secured Notes	199,820	—	—	—	199,820
Payments of debt issuance costs	(11,237)	(414)	—	—	(11,651)
Repayments of capital lease obligations	—	(1,059)	(22)	—	(1,081)
Advances to/from affiliates	(47,547)	55,087	(7,540)	—	—
Net cash provided by (used in) financing activities	1,387	31,976	(10,497)	—	22,866
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(502)	—	(502)
NET DECREASE IN CASH	—	(1,548)	(3,961)	—	(5,509)
CASH, beginning of period	—	3,796	9,057	—	12,853
CASH, end of period	$—	$2,248	$5,096	$—	$7,344

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$2,334	$433	$—	$2,767

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(1,900)	$(4,225)	$(2,337)	$—	$(8,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(5,057)	(2,542)	—	(7,599)
Proceeds from sale of fixed assets	—	34	36	—	70
Restricted cash	—	(5,473)	(459)	—	(5,932)
Net cash used in investing activities	—	(10,496)	(2,965)	—	(13,461)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	591	—	—	591
Repayments of expired revolving credit facilities, net	—	(48,324)	—	—	(48,324)
Borrowings under current revolving credit facilities, net	—	38,867	4,011	—	42,878
Borrowings (repayments) of term loans and notes payable	—	30,000	(6)	—	29,994
Payments of debt issuance costs	(15)	(4,684)	—	—	(4,699)
(Repayments) proceeds of capital lease obligations	—	(604)	32	—	(572)
Advances to/from affiliates	1,915	(152)	(1,763)	—	—
Net cash provided by financing activities	1,900	15,694	2,274	—	19,868
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(461)	—	(461)
NET INCREASE (DECREASE) IN CASH	—	973	(3,489)	—	(2,516)
CASH, beginning of period	—	290	10,003	—	10,293
CASH, end of period	$—	$1,263	$6,514	$—	$7,777

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$396	$59	$—	$455

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in the Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of June 30, 2013, we had approximately 10,000 employees and operated 245 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
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
The following table details, by segment, the change in retail store count during the three and six months ended June 30, 2013 and 2012.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2013
Open at March 31, 2013	139	34	76	249
Opened	—	—	1	1
Closed	(1)	(1)	(3)	(5)
Open at June 30, 2013	138	33	74	245

Three Months Ended June 30, 2012
Open at March 31, 2012	141	37	71	249
Opened	—	—	6	6
Closed	(1)	(1)	(1)	(3)
Open at June 30, 2012	140	36	76	252

	U.S. Retail	Canada	International	Total
Six Months Ended June 30, 2013
Open at January 1, 2013	140	35	76	251
Opened	1	—	2	3
Closed	(3)	(2)	(4)	(9)
Open at June 30, 2013	138	33	74	245

Six Months Ended June 30, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	8	8
Closed	(3)	(1)	(1)	(5)
Open at June 30, 2012	140	36	76	252
Comparable Store Sales
The table below shows the increase in comparable store sales for our retail and online stores, for the three and six months ended June 30, 2013 and 2012, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the three and six months ended June 30, 2013 and the prior year comparable periods using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comparable store sales (1)	7%	16%	7%	16%
Number of stores in comparison	237	244	237	244
(1) Comparable store sales results include the impact of online store sales and has been adjusted to exclude impact of extra leap-year day in 2012.

Executive Summary
Results of Operations
Net sales for the six months ended June 30, 2013 increased $18,174, or 6.4%, to $300,296 from $282,122 for the six months ended June 30, 2012 due to higher sales at our U.S. Wholesale, U.S. Retail and International segments.
Net sales at our U.S. Wholesale segment increased by $11,038, or 13.0%, to $95,803 for the six months ended June 30, 2013 as compared to $84,765 for the six months ended June 30, 2012, due to higher sales order volume. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Our online consumer net sales increased primarily as a result of targeted promotion efforts, improved merchandising and content differentiation by region, as well as functional improvements to our website and fulfillment process.
Net sales for the U.S. Retail segment increased $4,778, or 5.3%, to $95,508 for the six months ended June 30, 2013 as compared to $90,730 for the six months ended June 30, 2012, primarily due to higher comparable store sales. This increase was generated by the continued strength of our product offerings and targeted strategic promotions.
Net sales for the International segment increased $2,928, or 3.7%, to $81,176 for the six months ended June 30, 2013 as compared to $78,248 for the six months ended June 30, 2012, due to higher sales in both the retail and online sales channels. The increase in the retail sales channel was due to higher comparable store sales, particularly in China, Continental Europe and Japan. The increase in online sales was mainly due to targeted promotion efforts resulting in greater website traffic, particularly in the U.K., Japan and Australia.

Net sales for the Canada segment decreased $570, or 2.0%, to $27,809 for the six months ended June 30, 2013 as compared to $28,379 for the six months ended June 30, 2012, as a result of foreign currency fluctuations and lower sales volumes from store closures and lower comparable store sales.
Gross margin for the six months ended June 30, 2013 was 52.2% compared to 52.8% for the six months ended June 30, 2012. The decrease in gross margin is due to the stronger growth of our wholesale business, which has lower margins than the retail and online sales channels and transition costs associated with our supply chain improvement efforts as discussed in Changes in Supply Chain Operation below.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales was approximately 56.3% for the six months ended June 30, 2013 and 56.6% for the six months ended June 30, 2012. Excluding the effects of share-based compensation, depreciation, amortization and impairment charges, operating expenses as a percentage of sales decreased from 50.9% to 49.9% from the six months ended June 30, 2012 to the same period in 2013. Operating expenses increased $9,533 to $169,129 for the six months ended June 30, 2013 from $159,596 for the six months ended June 30, 2012. The fixed-cost leverage as a result of increased sales was somewhat offset by higher distribution labor and associated costs estimated at $4,000 due to the changes to our supply chain operations as discussed in Changes in Supply Chain Operation below. In addition, we incurred $2,412 in higher share-based compensation expenses and $1,271 in higher travel and supply expenses related to store improvement activities.
Loss from operations was $12,391 for the six months ended June 30, 2013 as compared to $10,504 for the six months ended June 30, 2012.
Net loss for the six months ended June 30, 2013 was $84,015 as compared to $23,163 for the six months ended June 30, 2012 due primarily to a net increase in non-operating expenses of $59,299, primarily as a result of a loss on extinguishment of debt related to our April 2013 refinancing and mark-to-market adjustments on our warrants. For the six months ended June 30, 2013, we recognized a loss on extinguishment of debt of $32,101 related to our April debt refinancing and for the six months ended June 30, 2012, we recognized a gain on extinguishment of debt of $11,588. Additionally, for the six months ended June 30, 2013 and 2012, due to an increase in the market value of our outstanding warrants, we recorded unrealized losses on our warrants of $18,147 and $2,028, respectively. See Results of Operations for the six months ended June 30, 2013 for further details.
Changes in Supply Chain Operation
During the second quarter, we implemented several supply chain initiatives designed to reduce costs and improve distribution over the longer-term. These initiatives include the following: i) we are currently in the process of transitioning our distribution activities to an automated facility located in La Mirada, California, ii) we closed our distribution center in Montreal, Canada and, iii) we closed an ancillary warehouse location in Los Angeles, CA.  These activities are scheduled to be complete in the third quarter of 2013, and have resulted in additional costs charged to cost of sales and selling expenses in our statements of operations for both the second quarter and first six months of 2013. In addition, we believe resulting shipping disruptions to both our stores and customers may have negatively impacted sales.
We estimate the incremental costs incurred in connection with these activities were as follows for the periods indicated:

	Three Months Ended	Six Months Ended
Amounts charged to:	June 30, 2013	June 30, 2013
Cost of sales	$300	$300
Selling expenses	2,600	4,000
Total	$2,900	$4,300
Although we anticipate a third quarter completion date, no assurance can be given that the implementation will not be delayed and if so, there will also be additional transition costs.
Liquidity Trends
As of June 30, 2013, we had approximately $7,344 in cash and $3,347 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. Additionally, we had $32,758 outstanding on a $35,000 asset-backed revolving credit facility (subsequently increased to $50,000 on July 5, 2013) under the Capital One Credit Facility and $1,329 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. As of August 6, 2013, we had $13,129 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.

On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes (the "Notes") due April 15, 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. ("Capital One") maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement governing our credit facility with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. We used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate our credit agreement with Crystal Financial LLC and our loan agreement with Lion Capital LLP. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic restricted subsidiaries, subject to some exceptions. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
Management Plan
We continue to execute a plan, which we commenced in late 2010, to improve our operating performance and financial position. Among other things, in 2013, we completed the installation of RFID tracking systems in all of our stores, plan to complete our transition of distribution operations to our new distribution facility in La Mirada, California, continue with expansion of our selling square footage in our stores, continue with our inventory productivity improvement program, further reduce operating expenses, and continue to improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, we continue to seek improvements in store labor productivity and workers' compensation exposure. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
RFID implementation - As of June 30, 2013 we completed the enhancement of our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems at all of our stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
New distribution center - In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and we currently are in the process of transitioning our distribution operations into this new facility. We believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales.
Although we have made significant improvements under this plan, there can be no assurance that further planned improvement initiatives will be successful.

Results of Operations

The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$51,977	32.0%	$43,430	29.1%
U.S. Retail	51,164	31.5%	48,121	32.2%
Canada	15,452	9.5%	15,041	10.1%
International	43,643	26.9%	42,870	28.7%
Total net sales	162,236	100.0%	149,462	100.0%
Cost of sales	78,366	48.3%	70,426	47.1%
Gross profit	83,870	51.7%	79,036	52.9%

Selling expenses	57,790	35.6%	55,312	37.0%
General and administrative expenses	27,994	17.3%	24,304	16.3%
Retail store impairment	—	—%	129	0.1%

Loss from operations	(1,914)	(1.2)%	(709)	(0.5)%

Interest expense	8,220		10,267
Foreign currency transaction loss	158		1,776
Unrealized (gain) loss on change in fair value of warrants	(5,498)		1,377
Loss on extinguishment of debt	32,101		—
Other (income) expense	(11)		24
Loss before income tax	(36,884)		(14,153)
Income tax provision	620		1,119
Net loss	$(37,504)		$(15,272)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $8,547, or 19.7%, to $51,977 for the three months ended June 30, 2013 as compared to $43,430 for the three months ended June 30, 2012. Wholesale net sales, excluding online consumer net sales, increased $6,621, or 18.1%, to $43,219 for the three months ended June 30, 2013 as compared to $36,598 for the three months ended June 30, 2012, primarily due to higher sales order volume. This increase was attributed to the strength of our summer product offering and targeted promotional efforts. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $1,926, or 28.2%, to $8,758 for the three months ended June 30, 2013 as compared to $6,832 for the three months ended June 30, 2012, primarily as a result of certain targeted discounts and promotions such as our friends & family promotion and improved merchandising. We also continue functional improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment increased $3,043, or 6.3%, to $51,164 for the three months ended June 30, 2013 as compared to $48,121 for the three months ended June 30, 2012, primarily due to the strength of our summer product assortment for women and an increase in comparable store sales.
Comparable store sales for the three months ended June 30, 2013 grew by $3,826, or 8.6%, as a result of stronger performance across categories. The increase was partially offset by $1,036 lower warehouse and flea market sales in 2013 as compared to 2012 and $380 lower sales as a result of a reduction in the number of stores in operations from 140 at June 30, 2012 to 138 stores at June 30, 2013.

Canada: Total net sales for the Canada segment increased $411, or 2.7%, to $15,452 for the three months ended June 30, 2013 as compared to $15,041 for the three months ended June 30, 2012 due to higher sales in the retail and online channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $15,655, or 4.1% higher when compared to the same period last year.
Retail net sales for the three months ended June 30, 2013 was $11,231 and was essentially unchanged from the prior year. Since June 30, 2012, the number of retail stores in the Canada segment in operation decreased from 36 to 33. Flea market sales during the second quarter of 2013 generated $622 in net sales. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $11,378, or 1.8% higher when compared to the same period last year.
Wholesale net sales increased by $234, or 6.9%, to $3,613 for the three months ended June 30, 2013 as compared to $3,379 for the three months ended June 30, 2012, in part, due to higher demand from key wholesale customers. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the current period would have been approximately $3,660, or 8.3% higher when compared to the same period last year.
Online consumer net sales increased by $121, or 24.8%, to $608 for the three months ended June 30, 2013 as compared to $487 for the three months ended June 30, 2012. The increase was primarily a result of targeted promotion efforts. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total online consumer net sales for the current period would have been approximately $616, or 26.5% higher when compared to the same period last year.
International: Total net sales for the International segment increased $773, or 1.8%, to $43,643 for the three months ended June 30, 2013 as compared to $42,870 for the three months ended June 30, 2012. The increase was due to higher sales in the retail sale and online channels, partially offset by lower sales in the wholesale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $44,739, or 4.4% higher when compared to the same period last year.
Retail net sales increased $999, or 2.9%, to $35,899 for the three months ended June 30, 2013 as compared to $34,900 for the three months ended June 30, 2012. The increase was primarily due to a $1,177 or 3.5% increase in comparable store sales from the Asia-Pacific region and the Continental Europe. Since June 30, 2012, the number of retail stores in the International segment decreased from 76 to 74 at June 30, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $36,776, or 5.4% higher when compared to the same period last year.
Wholesale net sales decreased $217, or 7.6%, to $2,631 for the three months ended June 30, 2013 as compared to $2,848 for the three months ended June 30, 2012, primarily due to a transfer of certain customers from our U.K. wholesale business to the U.S. wholesale business. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $2,631, or 7.6% lower when compared to the same period last year.
Online consumer net sales were $5,113 for the three months ended June 30, 2013 as compared to $5,122 for the three months ended June 30, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $5,333, or 4.1% higher when compared to the same period last year. The increase was primarily a result of targeted promotion efforts.
Changes in Supply Chain Operation: During the second quarter, we implemented several supply chain initiatives designed to reduce costs and improve distribution over the longer-term. These initiatives included the following: i) we are currently in the process of transitioning our distribution activities to an automated facility located in La Mirada, California, ii) we closed our distribution center in Montreal, Canada and, iii) we closed an ancillary warehouse location in Los Angeles, CA.  These activities are scheduled to be complete in the third quarter of 2013, and have resulted in additional costs charged to cost of sales of approximately $300 and selling expenses of approximately $2,600 in our statements of operations for the three months ended June 30, 2013. In addition, we believe resulting shipping disruptions to both our stores and customers may have negatively impacted sales. Although we anticipate a third quarter completion date, no assurance can be given that the implementation will not be further delayed due to integration issues and there would also be additional transition costs.
Gross margin: Gross margin for the three months ended June 30, 2013 was 51.7% compared to 52.9% for the three months ended June 30, 2012. The decrease in the gross margin was due to stronger growth in our wholesale business, which has lower margins than our retail and online channels, and transition costs associated with our supply chain improvement efforts discussed above.
Selling expenses: Selling expenses increased $2,478, or 4.5%, to $57,790 for the three months ended June 30, 2013 as compared to $55,312 for the three months ended June 30, 2012. As a percentage of sales, selling expenses decreased to 35.6%

in the three months ended June 30, 2013 from 37.0% in the three months ended June 30, 2012. The fixed-cost leverage as a result of increased sales was somewhat offset by higher distribution labor and associated costs due to the changes to our supply chain operations as discussed above. In addition, we incurred $501 higher travel and supply expenses associated with store improvement activities and higher salaries, wages and benefits of $451.
General and administrative expenses: General and administrative expenses increased $3,690 to $27,994 for the three months ended June 30, 2013 as compared to $24,304 for the three months ended June 30, 2012. As a percentage of sales, general and administrative expenses increased to 17.3% during the three months ended June 30, 2013 from 16.3% during the three months ended June 30, 2012. The increase was due to higher computer software license expenses of $1,575, higher salaries, wages and benefits expenses of $872 and increased share-based compensation expense of $716.
Retail store impairment: For the three months ended June 30, 2013, we evaluated our retail stores for impairment indicators and determined that no additional impairment charges were required for the three months ended June 30, 2013. For the three months ended June 30, 2012, we recorded an impairment charge of $129 primarily as a result of a store closure.
Interest expense: Interest expense decreased $2,047 to $8,220 for the three months ended June 30, 2013 from $10,267 for the three months ended June 30, 2012, primarily due to a lower average interest rate on our debt outstanding. Interest expense for the three months ended June 30, 2013 mainly consisted of interest on the Senior Secured Notes of $6,484, interest on the Capital One Credit Facility of $331 and amortization of debt discount and deferred financing cost of $516. Interest paid in cash was $1,027.
Foreign currency transaction loss: For the three months ended June 30, 2013, foreign currency transaction loss totaled $158 as compared to a loss of $1,776 for the three months ended June 30, 2012. The change related to the weakening of the U.S. Dollar relative to the functional currencies used by our subsidiaries.
Unrealized (gain) loss on change in fair value of warrants: We recorded a $5,498 gain in the fair value of warrants for the three months ended June 30, 2013 associated with the fair value measurements of the Lion and SOF warrants. We recorded a $1,377 loss in the fair value of warrants for the three months ended June 30, 2012.
Loss (gain) on extinguishment of debt: During the three months ended June 30, 2013, we recorded a loss on extinguishment of debt of $32,101 related to the termination of our credit agreement with Crystal and our loan agreement with Lion, comprising $5,878 loss on early extinguishment of debt for Crystal and $26,223 loss on early extinguishment of debt for Lion. See Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: The provision for income taxes decreased to $620 for the three months ended June 30, 2013 as compared to $1,119 for the three months ended June 30, 2012, due to an additional state tax provision recorded for the three months ended June 30, 2012. Although we incurred a loss before income taxes on a consolidated basis for the three months ended June 30, 2013, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended June 30, 2013. There were no charges or benefits recorded to income tax expense for valuation allowances.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$95,803	31.9%	$84,765	30.0%
U.S. Retail	95,508	31.8%	90,730	32.2%
Canada	27,809	9.3%	28,379	10.1%
International	81,176	27.0%	78,248	27.7%
Total net sales	300,296	100.0%	282,122	100.0%
Cost of sales	143,558	47.8%	133,030	47.2%
Gross profit	156,738	52.2%	149,092	52.8%

Selling expenses	113,253	37.7%	110,241	39.1%
General and administrative expenses	55,798	18.6%	49,226	17.4%
Retail store impairment charges	78	—%	129	—%
Loss from operations	(12,391)	(4.1)%	(10,504)	(3.7)%

Interest expense	19,434		19,820
Foreign currency transaction loss	871		826
Unrealized loss on change in fair value of warrants	18,147		2,028
Loss (gain) on extinguishment of debt	32,101		(11,588)
Other (income) expense	(16)		152
Loss before income tax	(82,928)		(21,742)
Income tax provision	1,087		1,421
Net loss	$(84,015)		$(23,163)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $11,038, or 13.0%, to $95,803 for the six months ended June 30, 2013 as compared to $84,765 for the six months ended June 30, 2012. Wholesale net sales, excluding online consumer net sales, increased $7,409, or 10.5%, to $77,927 for the six months ended June 30, 2013 as compared to $70,518 for the six months ended June 30, 2012, due to higher sales order volume. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $3,629, or 25.5%, to $17,876 for the six months ended June 30, 2013 as compared to $14,247 for the six months ended June 30, 2012, primarily as a result of certain targeted promotional efforts, improved merchandising, as well as continued functional improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment increased $4,778, or 5.3%, to $95,508 for the six months ended June 30, 2013 as compared to $90,730 for the six months ended June 30, 2012. Net sales growth was generated by the continued strength of our product offerings, targeted strategic promotions and an increase in comparable store sales.
Comparable store sales for the six months ended June 30, 2013 increased by $6,416, or 7.6%, due to stronger performance across categories. This increase was partially offset by $1,367 lower warehouse and flea market sales in 2013 as compared to 2012 and $266 lower sales as a result of the closure of three stores. The opening of our one new store during 2013 contributed $380 in net sales. As of June 30, 2013 and 2012 we operated 138 and 140 stores, respectively.
Canada: Total net sales for the Canada segment decreased $570, or 2.0%, to $27,809 for the six months ended June 30, 2013 as compared to $28,379 for the six months ended June 30, 2012 due to lower sales in the retail and wholesale channel, partially offset by higher sales in our online channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $28,070, or 1.1% lower when compared to the same period last year.

Retail sales decreased by $752, or 3.6%, to $20,343 for the six months ended June 30, 2013 as compared to $21,095 for the six months ended June 30, 2012 as a result of foreign currency fluctuations and lower sales volume as a result of store closures and lower comparable store sales. Since June 30, 2012, the number of retail stores in the Canada segment in operation decreased from 36 to 33. The lower number of retail stores resulted in decreased sales of $618 offset by sales generated from our flea market sale of $622. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for 2013 would have been approximately $20,534, or 2.7% lower when compared to the same period last year.
Wholesale net sales decreased $42, or 0.7%, to $6,192 for the six months ended June 30, 2013 as compared to $6,234 for the six months ended June 30, 2012, as a result of foreign currency fluctuations. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the Canada segment for 2013 would have been approximately $6,250.
Online consumer net sales increased $224, or 21.3% to $1,274 for the six months ended June 30, 2013 as compared to $1,050 for the six months ended June 30, 2012. The increase was primarily a result of targeted promotion efforts. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total online consumer net sales for the Canada segment for 2013 would have been approximately $1,286 or 22.4% higher when compared to the same period last year.
International: Total net sales for the International segment increased $2,928, or 3.7%, to $81,176 for the six months ended June 30, 2013 as compared to $78,248 for the six months ended June 30, 2012. The increase was due to higher sales in the retail sale and online channels, partially offset by lower sales in the wholesale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $82,938, or 6.0% higher when compared to the same period last year.
Retail net sales increased $2,748, or 4.3%, to $66,351 for the six months ended June 30, 2013 as compared to $63,603 for the six months ended June 30, 2012. The change is mainly attributed to higher sales in China, Continental Europe and Japan. Comparable store sales for the six months ended June 30, 2013 increased by $2,699, or 4.4%, as compared to the six months ended June 30, 2012. Since June 30, 2012 the number of retail stores in the International segment decreased from 76 to 74 at June 30, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for 2013 would have been approximately $67,718, or 6.5% higher when compared to the same period last year.
Wholesale net sales decreased $498, or 9.8%, to $4,572 for the six months ended June 30, 2013 as compared to $5,070 for the six months ended June 30, 2012, primarily due to lower sales volume. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $4,565, or 10% lower when compared to the same period last year.
Online consumer net sales increased $678, or 7.1%, to $10,253 for the six months ended June 30, 2013 as compared to $9,575 for the six months ended June 30, 2012. The increase was primarily a result of targeted promotion efforts resulting in greater website traffic, particularly in the U.K., Japan and Australia. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $10,655, or 11.3% higher when compared to the same period last year.
Changes in Supply Chain Operation: During the second quarter, we implemented several supply chain initiatives designed to reduce costs and improve distribution over the longer-term. These initiatives included the following: i) we are currently in the process of transitioning our distribution activities to an automated facility located in La Mirada, California, ii) we closed our distribution center in Montreal, Canada and, iii) we closed an ancillary warehouse location in Los Angeles, CA. These activities are scheduled to be complete in the third quarter of 2013, and have resulted in additional costs charged to cost of sales of approximately $300 and selling expenses of approximately $4,000 in our statements of operations for the six months ended June 30, 2013. In addition, we believe resulting shipping disruptions to both our stores and customers may have negatively impacted sales. Although we anticipate a third quarter completion date, no assurance can be given that the implementation will not be further delayed due to integration issues and there would also be additional transition costs.
Gross margin: Gross margin for the six months ended June 30, 2013 was 52.2% compared to 52.8% for the six months ended June 30, 2012. The decrease was due to higher sales growth in our wholesale business, which has lower margins than our retail and online channels, and transition costs associated with our supply chain improvement efforts as discussed above.
Selling expenses: Selling expenses increased $3,012, or 2.7%, to $113,253 for the six months ended June 30, 2013 as compared to $110,241 for the six months ended June 30, 2012. As a percentage of sales, selling expenses decreased to 37.7% in the six months ended June 30, 2013 from 39.1% in the six months ended June 30, 2012. The fixed-cost leverage as a result of increased sales was somewhat offset by higher distribution labor and associated costs due to the changes to our supply chain operations as discussed above. In addition, we incurred $1,271 in higher travel and supply expenses related to store improvement activities. These increases in costs associated with our new distribution center and store improvements were partly offset by lower advertising and marketing expenses of $1,251 and a decrease of $752 in salaries, wages and benefits.
General and administrative expenses: General and administrative expenses increased $6,572 to $55,798 for the six months ended June 30, 2013 as compared to $49,226 for the six months ended June 30, 2012. As a percentage of sales, general and administrative expenses increased to 18.6% during the six months ended June 30, 2013 from 17.4% during the six months ended June 30, 2012. The increase in general and administrative expenses was primarily due to higher share-based compensation expenses of $2,469, increased computer software license expenses of $1,762 and higher salaries, wages and benefits of $1,266, partially offset by $614 reduction in professional fees.
Retail store impairment charges: For the six months ended June 30, 2013, we recorded impairment charges relating to retail stores leasehold improvements of $78 at the U.S. Retail segment. For the six months ended June 30, 2012, we recorded an impairment charge of $129 primarily as a result of a store closure.
Interest expense: Interest expense decreased $386 to $19,434 for the six months ended June 30, 2013 from $19,820 for the six months ended June 30, 2012, primarily due to lower average interest rates on our debt outstanding. Interest expense for the six months ended June 30, 2013 mainly consisted of interest on the Lion Credit Agreement of $6,567, interest on the Senior Secure Notes of $6,484, interest on the Crystal Credit Agreement of $1,668, interest on the Capital One Credit Facility and amortization of debt discount and deferred financing cost of $3,126. Interest paid in cash was $5,067.
Foreign currency transaction loss: For the six months ended June 30, 2013, foreign currency transaction loss totaled $871 as compared to a loss of $826 for the six months ended June 30, 2012. The change related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized loss on change in fair value of warrants: We recorded a $18,147 loss and a $2,028 loss in fair value of warrants for the six months ended June 30, 2013 and 2012, respectively.
Loss (gain) on extinguishment of debt: During the six months ended June 30, 2013, we recorded a loss on extinguishment of debt of $32,101 relating to termination of our credit agreement with Crystal and our loan agreement with Lion, comprising loss of $5,878 on early extinguishment of debt for Crystal and loss of $26,223 on early extinguishment of debt for Lion. During the six months ended June 30, 2012, we recorded a gain on extinguishment of debt relating to the amendment to the Lion Credit Agreement terms of approximately $11,588. See Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: The provision for income tax decreased to $1,087 for the six months ended June 30, 2013 as compared to $1,421 for the six months ended June 30, 2012. Although we incurred a loss from operations on a consolidated basis for the six months ended June 30, 2013, some of our foreign domiciled subsidiaries reported income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the six months ended June 30, 2013. There were no charges or benefits recorded to income tax expense for valuation allowances.
Liquidity and Capital Resources
As of June 30, 2013, we had approximately $7,344 in cash and $3,347 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. Additionally, we had $32,758 outstanding on a $35,000 asset-backed revolving credit facility (subsequently increased to $50,000 on July 5, 2013) under the Capital One Credit Facility and $1,329 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. As of August 6, 2013, we had $13,129 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes due April 15, 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement governing our credit facility with Capital One Leverage Finance Corp., pursuant to which the total commitment under the credit facility was raised to $50,000. We used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate our credit agreement with Crystal Financial LLC and our Lion Loan Agreement. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic restricted subsidiaries, subject to some exceptions. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.

Over the past years, our growth has been funded through a combination of borrowings from related and unrelated parties, bank and other debt, lease financing, proceeds from the exercise of purchase rights and issuance of common stock. Our principal liquidity requirements are for working capital, interest payments, capital expenditures and to fund operations. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings under our credit facilities. Our credit agreements have from time to time contained covenants requiring us to meet specified targets for minimum fixed charge coverage ratios and maximum leverage ratios, and our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
We continue to execute a plan, which we commenced in late 2010, to improve our operating performance and financial position. Among other things, in 2013, we completed the installation of RFID tracking systems in all of our stores, continue our transition of distribution operations to our new distribution facility in La Mirada, California, continue with expansion of our selling square footage in our stores, continue with our inventory productivity improvement program, further reduce operating expenses, and improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, we continue to seek improvements in store labor productivity and workers' compensation exposure. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
Although our plan reflects improvements in these trends, there can be no assurance that our plan to improve the operating performance and our financial position will be successful.
Cash Flow Overview

	Six Months Ended June 30, 2013
	2013	2012
Net cash (used in) provided by:
Operating activities	$(16,022)	$(8,462)
Investing activities	(11,851)	(13,461)
Financing activities	22,866	19,868
Effect of foreign exchange rate on cash	(502)	(461)
Net decrease in cash	$(5,509)	$(2,516)
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Cash used in operating activities increased by $7,560 from $8,462 for the six months ended June 30, 2012 to $16,022 for the comparable period in 2013.
Cash flows generated by the 6% increase in our sales volume were offset by higher trade receivables, in line with the sales growth , particularly at our wholesale business, which grew 13% during the six month period. Additionally, our prepaid expenses and other assets related to software licenses and support contracts increased as we continue to improve our back-end online systems, particularly for our international online consumer sales portals. Finally, as a result of improving liquidity, we significantly reduced our accounts payable.
Cash used in investing activities was $11,851 for the six months ended June 30, 2013 as compared with $13,461 for the six months ended June 30, 2012.
Capital expenditures for the six months ended June 30, 2013 increased by $6,038 as we continued to make improvements to our stores, make additional investments in equipment for our new distribution center and in manufacturing equipment, computer software and our website development.
Restricted cash relates primarily to cash collateral used to secure our standby letters of credit associated with our worker's compensation self-insurance policy and store leases.
Cash provided by financing activities increased from $19,868 during the six months ended June 30, 2012 to $22,866 for the same period in 2013.
On April 4, 2013, we issued Senior Secured Notes for aggregate net proceeds of $199,820 and entered into a new asset-backed revolving credit facility with Capital One. The net proceeds from the offering of the notes, together with borrowings under the new credit facility were used to repay and terminate the outstanding amounts with Lion Capital LLP of $144,149 and with Crystal Financial LLC of $66,411. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.

Debt Agreements and Other Capital Resources
Capital One Credit Facility - On April 4, 2013, we replaced our borrowings from Crystal and Lion with the Capital One Credit Facility and the Notes.
On April 4, 2013, we replaced the credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One Leverage Finance Corp. ("Capital One" and the credit facility, the "Capital One Credit Facility"). Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. The additional commitment was made under substantially the same terms as the existing facility. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Senior Secured Notes due 2020 (the "Notes"). Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of our foreign subsidiaries, subject to some exceptions. The amount available for additional borrowings on June 30, 2013 was $2,187. As of August 6, 2013 the amount available under the facility was $11,847. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Bank of Montreal Credit Facility - Our wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 (Canadian dollars) with a fixed maturity date of December 31, 2013, bearing interest at 7.0% (the bank's prime rate at 3.0% as of June 30, 2013 plus 4.0% per annum) payable monthly. This line of credit is secured by a lien on the accounts receivable, inventory and certain other tangible assets. Our available borrowing capacity at $1,160 at June 30, 2013. As of August 6, 2013 the amount available under the facility was $1,282. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
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
A "special interest trigger event" will be deemed to have occurred under the indenture governing the Notes (the "Senior Notes Indenture") if our net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. If a special interest trigger event occurs, interest on the Notes will accrue at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
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
Crystal Credit Facility - On April 4, 2013, we replaced our existing revolving credit facility and term loan with Crystal Financial LLC ("Crystal" and the "Crystal Credit Agreement", respectively), with a new $35,000 asset-based revolving credit agreement with Capital One.
All amounts owed under the Crystal credit facility were repaid with the net proceeds from the offering of the Notes and the new credit facility.
The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,411 (which includes a $2,400 early termination fee) was recorded as a $5,878 loss on early extinguishment of debt in our statement of operations for the quarter ended June 30, 2013. See Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Lion Loan Agreement - On April 4, 2013, we repaid and terminated the outstanding obligations with Lion Capital LLP ("Lion" and the "Lion Loan Agreement", respectively) with a portion of the proceeds of the financing transactions. There were no early termination penalties associated with the termination of the Lion Loan Agreement. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in its statement of operations for the quarter ended June 30, 2013 as a $26,223 loss on the early extinguishment of this debt. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Warrants
Lion Warrants - As of June 30, 2013, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022. The estimated fair value of $35,202 at June 30, 2013 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
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
SOF Warrants - As of March 31, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of our common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013. As of June 30, 2013, the estimated fair value of $186 is recorded as a current liability in our condensed consolidated balance sheets. See Note 11, Stockholders' (Deficit) Equity to our consolidated financial statements under Part I, Item 1.

Summary of Debt
The following is an overview of our total debt as of June 30, 2013 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	June 30, 2013	Covenant Violations
Revolving credit facility	Capital Leverage Finance Corp.	1) 30-day LIBOR of 0.1982% plus 3.5% plus unused facility fee of 0.5%; or 2) bank's prime rate of 3.25% plus 2.5% plus unused facility fee of 0.5%;	$32,758	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	1,329	No
Senior Secured Notes		13.0%	199,935	No
Other		from 4.9% to 18.0%	4,932	No
Capital lease obligations	20 individual leases ranging between $1-$3,652	From 0.4% to 22.0%	4,097	N/A
Cash overdraft			4,117	N/A
Total debt including cash overdraft			$247,168

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
Among other provisions, the Capital One Credit Facility requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Bank of Montreal Credit Agreement, the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. If an event of default occurs and is continuing under the credit agreement, Capital One may, among other things, terminate the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions and require us to repay all outstanding amounts. As of June 30, 2013, we were in compliance with all required financial covenants of the Capital One Credit Facility.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a restriction on our Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than C$8,500 (Canadian dollars) in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility. As of June 30, 2013, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement.
Senior Secured Notes due 2020 - The indenture imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of their capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of June 30, 2013, we were in compliance with the required covenants of the Senior Notes Indenture.

Future Capital Requirements
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes (the Notes) at 97% of par due 2020 and we entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under a specific circumstance. Subsequently, on July 5, 2013, we entered into an amendment, which raised the total commitment under the credit facility to $50,000.
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
Issued and outstanding letters of credit were $1,880 at June 30, 2013, related primarily to workers’ compensation insurance and rent deposits. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
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

Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. During the first half of 2012 prices started to decline and from the second quarter of 2012 through the second quarter of 2013, prices have stabilized. We cannot predict if the current cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
We do not have insurance coverage for the above matters. We have accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in our accompanying condensed consolidated balance sheet as of June 30, 2013. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition and results of operations.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders who purchased our common stock between December 19, 2006 and August 17, 2010. On

December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. We filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. The Federal Securities Action is covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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
During the three and six months ended June 30, 2013, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except that we are updating the first and second risk factors described therein to reflect the financing transactions that closed on April 4, 2013. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 5, 2013) for the year ended December 31, 2012 for a complete list of our risk factors.
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

10.1
Amendment No. 2 to Credit Agreement, dated July 5, 2013, among American Apparel (USA), LLC, the other Borrowers and Credit Parties party thereto, Capital One Leverage Finance Corp., as the administrative agent and each of the lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on July 9, 2013 and incorporated by reference herein).

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
Date: August 12, 2013

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2013
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2013
John Luttrell