Form 10-Q
period 2013-09-30
AMERICAN APPAREL, INC
filed 2013-11-14
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares of the registrant's common stock issued and outstanding as of November 8, 2013 was approximately 113,442,430 and 110,449,569, respectively.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	future financial condition and operating results;

•	our ability to remain in compliance or achieve compliance with financial covenants under our financing arrangements and obtain appropriate waivers or amendments with respect to any noncompliance;

•	our liquidity and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, results of operations, and cash flows;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to improve manufacturing efficiency at our production facilities;

•	our ability to improve efficiency and control costs at our distribution facility located in La Mirada, California, and successful transition to that facility;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our financial condition, operating results and projected cash flows;

•	disruptions in the global financial markets;

•	consequences of our significant indebtedness, including our relationship with our lenders and our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to maintain compliance with the exchange rules of the NYSE MKT, LLC;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	loss of U.S. import protections or changes in duties, tariffs and quotas, and other risks associated with international business;

•	intensity of competition, both domestic and foreign;

•	technological changes in manufacturing, wholesaling, or retailing;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	our ability to pass on the added cost of raw materials to customers;

•	the availability of store locations at appropriate terms and our ability to identify locations and negotiate new store leases effectively and to open new stores and expand internationally;

•	our ability to renew leases at existing locations on economic terms;

•	our ability to attract customers to our stores;

•	seasonality and fluctuations in comparable store sales and margins;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market;

•	our ability to improve manufacturing efficiency at our production facilities;

•	our ability to improve efficiency and control costs at our distribution facility located in La Mirada, California;

•	location of our facilities in the same geographic area;

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
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012*
ASSETS
CURRENT ASSETS
Cash	$4,913	$12,853
Trade accounts receivable, net of allowances of $2,063 and $2,085 at September 30, 2013 and December 31, 2012, respectively	23,053	22,962
Restricted cash	—	3,733
Prepaid expenses and other current assets	12,712	9,589
Inventories, net	170,723	174,229
Income taxes receivable and prepaid income taxes	1,018	530
Deferred income taxes, net of valuation allowance	419	494
Total current assets	212,838	224,390
PROPERTY AND EQUIPMENT, net	71,515	67,778
DEFERRED INCOME TAXES, net of valuation allowance	1,229	1,261
OTHER ASSETS, net	47,351	34,783
TOTAL ASSETS	$332,933	$328,212
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Cash overdraft	$2,812	$—
Revolving credit facilities and current portion of long-term debt	33,014	60,556
Accounts payable	31,547	38,160
Accrued expenses and other current liabilities	51,925	41,516
Fair value of warrant liability	22,466	17,241
Income taxes payable	1,753	2,137
Deferred income tax liability, current	245	296
Current portion of capital lease obligations	1,692	1,703
Total current liabilities	145,454	161,609
LONG-TERM DEBT, net of unamortized discount of $5,926 and $27,929 at September 30, 2013 and December 31, 2012, respectively	207,237	110,012
CAPITAL LEASE OBLIGATIONS, net of current portion	4,991	2,844
DEFERRED TAX LIABILITY	261	262
DEFERRED RENT, net of current portion	18,936	20,706
OTHER LONG-TERM LIABILITIES	12,245	10,695
TOTAL LIABILITIES	389,124	306,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 113,412 shares issued and 110,366 shares outstanding at September 30, 2013 and 110,111 shares issued and 107,181 shares outstanding at December 31, 2012	11	11
Additional paid-in capital	185,119	177,081
Accumulated other comprehensive loss	(3,510)	(2,725)
Accumulated deficit	(235,654)	(150,126)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(56,191)	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$332,933	$328,212
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$164,543	$162,160	$464,839	$444,282
Cost of sales	79,903	76,960	223,461	209,990
Gross profit	84,640	85,200	241,378	234,292
Selling expenses	63,982	58,017	177,235	168,258
General and administrative expenses (including related party charges of $181 and $332 for the three months ended September 30, 2013 and 2012, respectively, and $625 and $883 for the nine months ended September 30, 2013 and 2012, respectively)	24,918	22,566	80,716	71,792
Retail store impairment	233	—	311	129

(Loss) income from operations	(4,493)	4,617	(16,884)	(5,887)

Interest expense	10,121	10,454	29,555	30,274
Foreign currency transaction (gain) loss	(449)	(685)	422	141
Unrealized (gain) loss on change in fair value of warrants	(12,922)	13,312	5,225	15,340
Loss (gain) on extinguishment of debt	—	—	32,101	(11,588)
Other expense	58	36	42	188
Loss before income taxes	(1,301)	(18,500)	(84,229)	(40,242)
Income tax provision	212	512	1,299	1,933
Net loss	$(1,513)	$(19,012)	$(85,528)	$(42,175)

Basic and diluted loss per share	$(0.01)	$(0.18)	$(0.78)	$(0.40)
Weighted average basic and diluted shares outstanding	110,354	106,248	110,172	105,960

Net loss (from above)	$(1,513)	$(19,012)	$(85,528)	$(42,175)
Other comprehensive income (loss) item:
Foreign currency translation loss (gain), net of tax	1,445	1,073	(785)	622
Other comprehensive loss (gain), net of tax	1,445	1,073	(785)	622
Comprehensive loss	$(68)	$(17,939)	$(86,313)	$(41,553)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$465,468	$439,634
Cash paid to suppliers, employees and others	(468,632)	(431,915)
Income taxes (paid) refunded	(2,082)	646
Interest paid	(5,726)	(6,635)
Other	35	(160)
Net cash (used in) provided by operating activities	(10,937)	1,570

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,907)	(14,257)
Proceeds from sale of fixed assets	30	70
Restricted cash	1,594	(5,926)
Net cash used in investing activities	(17,283)	(20,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	2,812	704
Repayments of expired revolving credit facilities, net	(28,513)	(48,324)
Borrowings under current revolving credit facilities, net	28,713	39,337
(Repayments) borrowings of term loans and notes payable	(25,463)	30,042
Repayment of Lion term loan	(144,149)	—
Issuance of Senior Secured Notes	199,820	—
Payments of debt issuance costs	(11,880)	(4,965)
Repayments of capital lease obligations	(773)	(810)
Net cash provided by financing activities	20,567	15,984

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(287)	(548)

NET DECREASE IN CASH	(7,940)	(3,107)
CASH, beginning of period	12,853	10,293
CASH, end of period	$4,913	$7,186

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(85,528)	$(42,175)
Depreciation and amortization of property and equipment, and other assets	19,155	17,040
Retail store impairment	311	129
Loss on disposal of property and equipment	77	28
Share-based compensation expense	8,044	7,333
Unrealized loss on change in fair value of warrants	5,225	15,340
Amortization of debt discount and deferred financing costs	3,717	7,655
Loss (gain) on extinguishment of debt	32,101	(11,588)
Accrued interest paid-in-kind	6,875	15,984
Foreign currency transaction loss	422	141
Allowance for inventory shrinkage and obsolescence	964	(339)
Bad debt expense	380	73
Deferred income taxes	(26)	32
Deferred rent	(1,667)	(649)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	249	(4,721)
Inventories	1,741	6,238
Prepaid expenses and other current assets	(4,026)	(3,343)
Other assets	(4,274)	(5,756)
Accounts payable	(8,133)	2,471
Accrued expenses and other liabilities	14,261	(4,750)
Income taxes receivable / payable	(805)	2,427
Net cash (used in) provided by operating activities	$(10,937)	$1,570

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$5,270	$98

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2013, the Company operated a total of 247 retail stores in 20 countries: the United States, Canada and 18 other countries.
Liquidity and Management's Plan
As of September 30, 2013, the Company had approximately $4,913 in cash and $17,574 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement (as defined in Note 6). Additionally, the Company had $32,820 outstanding on a $50,000 asset-backed revolving credit facility (increased from $35,000 to $50,000 on July 5, 2013) under the Capital One Credit Facility and $106 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement.
On April 4, 2013, the Company closed a private offering of $206,000 aggregate principal amount of its Senior Secured Notes due April 15, 2020 (the "Notes") at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, the Company entered into an amendment to the credit agreement governing its credit facility with Capital One Leverage Finance Corp., pursuant to which the total commitment under the credit facility was raised to $50,000. The notes and the new credit facility are the Company's senior secured obligations and are guaranteed, on a senior secured basis, by the Company's domestic restricted subsidiaries, subject to some exceptions.
The Company used the net proceeds from the offering of the Notes, together with borrowings under the new credit facility, to repay and terminate its credit agreement with Crystal Financial LLC and its loan agreement with Lion Capital LLP.
As of September 30, 2013, the Company determined it is probable that a special interest trigger event under the indenture governing the Notes will occur as of December 31, 2013 and has accrued interest on the Notes at 15% retroactive to April 4, 2013, representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. The Company recorded $2,014 in additional interest expense for the special interest trigger event during the three months ended September 30, 2013.
On November 14, 2013, the Company entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, the Company agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that will gradually reduce the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation.  In addition, the Company paid a waiver fee of $75. The financial covenants under the Capital One Credit Facility will again be tested in the fourth quarter of 2013 and future quarterly periods and will use the Company's prior twelve-month operating results as a measurement. The Company is currently projecting non-compliance under the Capital One Credit Facility through the third quarter of 2014 and future waivers will be required in order to maintain compliance in the fourth quarter of 2013 and in the quarters ending in 2014.
An amendment that resets these covenants is an alternative to the need for obtaining waivers. The Company is in discussions with Capital One with respect to such an amendment. No assurance can be given that the Company will be successful in obtaining such an amendment or any further waivers or as to the cost of them. In addition, if an event of default occurs and is continuing and such event of default is not waived or the Capital One Credit Facility not amended, the terms of the credit agreement would allow Capital One to prevent the Company from making any additional borrowings, which it uses to access working capital, as the Company's cash is swept by Capital One, and accelerate maturity of the loan. If as a result of an event of default under the Capital One Credit Facility, Capital One accelerates the repayment of amounts the Company owes to them, there could also be an acceleration of debt repayments of the Notes and other credit agreements. In such an event, the

Company would be required to seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to the Company, or at all. See Notes 6 and 7.
The Company's transition to its new distribution center in La Mirada, California has had a significant negative impact on the Company's earnings and cash flow. For the three and nine months ended September 30, 2013, the Company incurred incremental distribution costs (primarily labor) associated with these transition activities of approximately $5,900 and $10,900, respectively. All such costs have been charged to cost of sales and operating expense in the accompanying statements of operations. The issues surrounding the transition primarily relate to improper system design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required the Company to employ additional staffing in order to meet customer demand. At September 30, 2013, staffing levels were significantly above target levels at the distribution facility. The Company believes the system design and integration issues have been largely resolved and training and staffing efforts are ongoing. Further, as of November 1, 2013, the Company has begun reducing staffing levels and overtime and has targeted additional reductions in the fourth quarter. If there are any further transition issues associated with the new center, sales and financial results could be negatively impacted further.
The Company continues to execute its plan, which was commenced in late 2010, to improve its operating performance and financial position. Among other things, in 2013, the Company completed the installation of RFID tracking systems in all of its stores, plans to complete the transition of distribution operations to its new distribution facility in La Mirada, California, continues with expansion of its selling square footage in its stores, continues with its inventory productivity improvement program, plans to reduce operating expenses, and plans to improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, the Company continues to seek improvements in store labor productivity and workers' compensation exposure. The Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
There can be no assurance that plans to improve operating performance and financial position will be successful. If the Company is unable to achieve significant cost reductions at its La Mirada distribution facility and achieve its projected sales results, it will need to promptly seek additional liquidity and there can be no assurance that such efforts will be successful. The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months, subject to the foregoing matters.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: self-insured liabilities; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, and property and equipment; fair value calculations, including derivative liabilities such as the Lion warrants; contingencies, including accruals for the outcome of current litigation; and income taxes as well as other taxes and governmental assessments, including uncertain income tax positions and recoverability of deferred income taxes.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by maintaining accounts through major financial institutions. The Company had approximately $3,720 and $8,265 held in foreign banks at September 30, 2013 and December 31, 2012, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 18.8% and 15.1% of the Company’s total accounts receivables as of September 30, 2013 and December 31, 2012, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
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
For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's accounting and finance department determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company's accounting and finance department and are approved by the Chief Financial Officer.
As of September 30, 2013, there were no transfers in or out of Level 3 from other levels.
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
During the three and nine months ended September 30, 2013, the Company incurred losses from operations.  During the three months ended September 30, 2012, the Company recorded income from operations and during the nine months ended September 30, 2012, the Company incurred loss from operations. Based upon these results, and trends in the Company's performance projected through 2013, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  The Company did not record income tax benefits in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets.
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
The Company accounts for uncertain tax positions in accordance with ASC 740 - “Income Taxes”, and gross unrecognized tax benefits at September 30, 2013 and December 31, 2012 are included in current liabilities in the accompanying condensed consolidated balance sheets.  The Company accrues interest and penalties on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
Accounting Standards Updates
Recently issued accounting standards updates are not expected to have a material effect on the Company's condensed consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to September 30, 2013 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.
Note 3. Inventories
The components of inventories are as follows:

	September 30, 2013	December 31, 2012
Raw materials	$24,445	$22,301
Work in process	3,063	2,197
Finished goods	146,800	152,384
	174,308	176,882
Less reserve for inventory shrinkage and obsolescence	(3,585)	(2,653)
Total, net of reserves	$170,723	$174,229
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three and nine months ended September 30, 2013 and 2012, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At September 30, 2013 and December 31, 2012, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,952 and $2,140, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company had a reserve for inventory shrinkage in the amount of $1,633 and $513 at September 30, 2013 and December 31, 2012, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three and nine months ended September 30, 2013, depreciation and amortization expense was $6,738 and $19,155, respectively. For the three and nine months ended September 30, 2012, depreciation and amortization expense was $5,538 and $17,040, respectively.
Based upon the results of its retail store impairment analysis, for the three and nine months ended September 30, 2013, the Company recorded impairment charges of $233 and $311, respectively. For the nine months ended September 30, 2012, the Company incurred impairment charges of $129.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2013	December 31, 2012
Compensation, bonuses and related taxes	$9,351	$11,524
Accrued interest	13,238	520
Workers' compensation and other self-insurance reserves (Note 14)	5,851	5,288
Sales, value and property taxes	3,552	4,751
Gift cards and store credits	5,238	5,964
Loss contingencies	752	752
Accrued vacation	1,452	1,055
Deferred revenue	412	590
Deferred rent	3,039	2,997
Other	9,040	8,075
Total accrued expenses	$51,925	$41,516

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	September 30, 2013	December 31, 2012
Revolving credit facility (Capital One), maturing April 2018	$32,820	$—
Revolving credit facility (Crystal), replaced in April 2013 (a)	—	26,113
Term loan (Crystal), replaced in April 2013 (a)	—	30,000
Revolving credit facility (Bank of Montreal), maturing December 2013	106	4,387
Current portion of long-term debt (Note 7)	88	56
Total revolving credit facilities and current portion of long-term debt	$33,014	$60,556
(a) All outstanding principal amounts and accrued and unpaid interest and fees under the Crystal revolving credit facility and term loan were repaid with the proceeds of the financing transactions that the Company closed on April 4, 2013.
The Company incurred interest charges of $10,121 and $29,555 for the three and nine months ended September 30, 2013, respectively, and $10,454 and $30,274 for the three and nine months ended September 30, 2012, respectively, for all outstanding borrowings.
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
The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes. See Note 7. Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some exceptions. As of September 30, 2013, the Company had $1,880 of outstanding letters of credit secured against the Capital One Credit Facility. The amount available for additional borrowings on September 30, 2013 was $15,245.
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
On November 14, 2013, the Company entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, the Company agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that will gradually reduce the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation.  In addition, the Company paid a waiver fee of $75.
These financial covenants will again be tested in the fourth quarter of 2013 and future quarterly periods and will use as a measurement the Company’s prior twelve-month operating results as a measurement. The Company is currently projecting non-compliance with the covenants through the third quarter of 2014 and future waivers will be required in order to maintain compliance in the fourth quarter of 2013 and in the quarters ending in 2014.
An amendment that resets these covenants is an alternative to the need for obtaining waivers. The Company is in discussions with Capital One with respect to such an amendment. In addition, if an event of default occurs and is continuing and such event of default is not waived or the Capital One Credit Facility not amended, the terms of the credit agreement would allow Capital One to prevent the Company from making any additional borrowings, which it uses to access working capital, as the Company's cash is swept by Capital One, and accelerate maturity of the loan. If as a result of an event of default under the Capital One Credit Facility, Capital One accelerates the repayment of amounts the Company owes to them, there could also be an acceleration of debt repayments of the Notes and other credit agreements. In such an event, the Company would be required to seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to the Company, or at all.
Revolving Credit Facility - Bank of Montreal
The Company's wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 (Canadian dollars) with a fixed maturity date of December 31, 2013, bearing interest at 7.0% (the bank's prime rate at 3.0% as of September 30, 2013 plus 4.0% per annum) payable monthly. This line of credit is secured by a lien on the CI Companies' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at September 30, 2013 was $2,329.
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
As of September 30, 2013, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.
Revolving Credit Facility and Term Loan - Crystal
On April 4, 2013, the Company replaced its existing revolving credit facility and term loan with Crystal Financial LLC ("Crystal" and the "Crystal Credit Agreement", respectively), with a new asset-based revolving credit agreement with Capital One.
In connection with the termination of the Crystal Credit Agreement, the Company paid an early termination fee of $2,400. The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to

Crystal of $66,411, which includes the early termination fee, was recorded as a $5,878 loss on early extinguishment of debt in the statement of operations for the nine months ended September 30, 2013.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2013		December 31, 2012
Senior Secured Notes due 2020	$202,088	(a)	$—
Long-term debt with Lion	—		109,680	(b)
Other	5,237		388
Total long-term debt	207,325		110,068
Current portion of debt	(88)		(56)
Long-term debt, net of current portion	$207,237		$110,012
(a) Net of unamortized discount of $5,926 at September 30, 2013.
(b) Including accrued interest paid-in-kind of $16,469 and net of unamortized discount of $27,929 at December 31, 2012.

Senior Secured Notes due 2020
On April 4, 2013, the Company issued the Notes in an aggregate principal amount of $206,000. The Notes mature on April 15, 2020. The Notes were issued at 97% of par value with an interest rate at issuance of 13% per annum, subject to adjustment. Interest on the Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
A "special interest trigger event" is deemed to have occurred under the indenture governing the Notes (the "Senior Notes Indenture") if the Company's net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. Upon the occurrence of a special interest trigger event, interest on the Notes accrues at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
As of September 30, 2013, the Company determined it is probable that a special interest trigger event under the indenture governing the Notes will occur as of December 31, 2013 and has accrued interest on the Notes at 15% retroactive to April 4, 2013 representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. The Company recorded $2,014 in additional interest expense for the special interest trigger event during the three months ended September 30, 2013.
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
As of September 30, 2013, the Company was in compliance with the required covenants of the Senior Notes Indenture.
Lion Loan Agreement
On April 4, 2013, the Company repaid and terminated its outstanding obligations with Lion Capital LLP ("Lion" and the "Lion Loan Agreement", respectively) with a portion of the proceeds of the financing transactions. There were no early termination penalties associated with the repayment of the Lion Loan. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in the statement of operations for the nine months ended September 30, 2013 as a $26,223 loss on the early extinguishment of debt. As of September 30, 2013, other long-term debt includes $4,797 related to an 20% paid-in-kind interest loan agreement with Lion maturing on October 4, 2018. The agreement governing this loan contains cross-acceleration provisions that could be triggered if the Company’s indebtedness under the Capital One Credit Facility is accelerated upon the occurrence of an event of default or if the maturity of the Notes is accelerated.
Note 8. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable (including credit card receivables), accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings from Capital One and the Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Notes was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of warrants was estimated using Binomial Lattice option valuation model.
The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2013.
The following table presents carrying amounts and fair values of the Company's financial instruments as of September 30, 2013:

	Carrying Amount		Fair Value
Liabilities
Senior Secured Notes due 2020	$202,088		$200,074
Lion Warrant	—	(a)	22,466
SOF Warrant	—	(a)	—
	$202,088		$222,540
(a) No cost is associated with these liabilities (see Note 11)

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants using Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30,
	2013	2012
Balance at January 1,	$17,241	$9,633
Adjustment resulting from change in value recognized in earnings (a)	5,225	15,340
Gain on extinguishment of debt	—	3,482
Balance at September 30,	$22,466	$28,455
(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized loss on change in fair value of warrants in the accompanying condensed consolidated statements of operations.
Note 9. Income Taxes
Income taxes for the three and nine months ended September 30, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred a loss from operations for the three and nine months ended September 30, 2013. During the three months ended September 30, 2012, the Company recorded income from operations and during the nine months ended September 30, 2012, the Company incurred loss from operations. Based primarily upon recent history of cumulative losses and the results of operations for the three and nine months ended September 30, 2013 and 2012, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets in certain jurisdictions. The Company will not record income tax benefits in the condensed consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowance in certain foreign jurisdictions, is required. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis and determined it is more likely than not that an ownership change has not occurred through December 31, 2012 and, accordingly, the net operating loss carryforwards through such date are not subject to an annual Section 382 limitation.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.
The Company is currently subject to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through December 31, 2012. The Company and its subsidiaries' state and foreign tax returns are open to audit under similar statute of limitations for the years ended December 31, 2007 through December 31, 2012, depending on the particular jurisdiction. The Company concluded its audit with the Internal Revenue Service for the years ended December 31, 2008 through December 31, 2010 with no tax owed due to utilization of net operating losses. The Company agreed to a settlement with Canada Revenue Agency for audit of the years ended December 31, 2005 through December 31, 2007.  Amounts to be paid pursuant to the agreed settlement are recorded in current liabilities at September 30, 2013.
The Company is currently being audited by the Internal Revenue Service for the year ended December 31, 2011. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
Note 10. Related Party Transactions
See Note 7 for a description of loans made by Lion to the Company and Note 11 for a description of the warrants issued by the Company to Lion.
Personal Guarantees by the Company’s CEO
As of September 30, 2013, the CEO of the Company has personally guaranteed the obligations of American Apparel under four property leases aggregating $6,261 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with two vendors aggregating $1,000.

Lease Agreement Between the Company and a Related Party
The Company is party to an operating lease, expiring in November 2016, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. Rent expense (including property taxes and insurance payments) for the three and nine months ended September 30, 2013 was $155 and $465 and for the three and nine months ended September 30, 2012 was $272 and $675, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $26 and $160 for the three and nine months ended September 30, 2013 and $60 and $208 for the three and nine months ended September 30, 2012, respectively.
Note 11. Stockholders' (Deficit) Equity
Common Stock Warrants
Lion Warrants
As of September 30, 2013, Lion held warrants (the "Lion Warrants") to purchase 21,606 shares of the Company's common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022.
As of September 30, 2013, the fair value of the 21,606 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $22,466 and was recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of September 30, 2013 assumed a stock price of $1.30, exercise price of $0.75, volatility of 71.40%, annual risk free interest rate of 2.33%, a contractual remaining term of 8.51 years and no dividends.
SOF Warrants
As of September 30, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of the Company's common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013.
As of September 30, 2013, the fair value of the SOF warrants, estimated using the Binomial Lattice option valuation model, was $0. The calculation as of September 30, 2013 assumed a stock price of $1.30, exercise price of $2.148, volatility of 39.17%, annual risk free interest rate of 0.02%, a contractual remaining term of 0.22 years and no dividends.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2013	22,606	$0.81	8.8
Issued	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - September 30, 2013	22,606	$0.81	8.0
Fair value - September 30, 2013	$22,466
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
The Company had common stock under various options, warrants and other agreements at September 30, 2013 and 2012. The weighted average effects of 53,583 and 56,874 shares at September 30, 2013 and 2012, respectively, were excluded from the calculations of net loss per share for the three and nine months ended September 30, 2013 and 2012, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of September 30, 2013 and 2012 are as follows:

	2013	2012
SOF warrants	1,000	1,000
Lion warrants	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	5,000	7,500
Employee options & restricted shares	3,449	4,240
	53,583	56,874
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
Note 12. Share-Based Compensation
Plan Description - On June 21, 2011 the Company's Board of Directors and stockholders approved the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 10,000 shares of the Company's common stock to be acquired by the holders of such awards. On June 25, 2013, the Company's Board of Directors and stockholders approved amendments to the 2011 Plan to increase the maximum number of shares reserved under the 2011 Plan to 17,500 shares and increase the number of shares that may be awarded to any one participant during any calendar year to 3,000 shares. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of September 30, 2013, there were approximately 13,461 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2013	2,644	$1.33	1.3
Granted	857	1.81
Vested	(685)	1.31
Forfeited	(67)	1.53
Non-vested - September 30, 2013	2,749	$1.48	0.8
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.

Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	700	$0.82	8.8
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - September 30, 2013	700	$0.82	8.0
Vested - September 30, 2013	525	$0.82	8.0	$—
Non-vested - September 30, 2013	175	$0.82	8.0	$—
Share-Based Compensation Expense - During the three and nine months ended September 30, 2013, the Company recorded share-based compensation expense of $1,228 and $8,044, respectively, related to its share-based compensation awards that are expected to vest. During the three and nine months ended September 30, 2012, the Company recorded share-based compensation expense of $2,949 and $7,333, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of September 30, 2013 unrecorded compensation cost related to non-vested awards was $6,532, which is expected to be recognized through 2016.
CEO Anti-Dilution Rights - During the three and nine months ended September 30, 2013, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $1,628 and $5,770, respectively. During the three and nine months ended September 30, 2012, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $1,105 and $3,599, respectively. As of September 30, 2013, unrecorded compensation cost was $2,674, which is expected to be recognized through 2015.
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
The grant date fair value of the award is based on the share price of $0.75. The remaining share-based compensation expense will be recognized over the related service and amortization period in two probability-weighted terms of 2.1 and 3.1 years corresponding to the two remaining measurement periods. During the three months ended September 30, 2013, the Company determined it was probable that certain EBITDA targets related to 2013 would not be achieved. As a result, the Company recorded an adjustment of $1,406 to reverse previously recorded share-based compensation related to unvested shares. During the three and nine months ended September 30, 2013, the Company recorded share-based compensation benefit of $1,015 and expense of $235 (included in the above), respectively. During the three and nine months ended September 30, 2012, the Company recorded share-based compensation expense (included in the above) of $859 and $1,718, respectively. As of September 30, 2013, unrecorded compensation cost was $937, which is attributable to certain EBITDA targets related to 2014 and is expected to be recognized through 2015.
Non-Employee Directors
On October 1, 2013, July 1, 2013, April 1, 2013 and January 2, 2013 the Company issued a quarterly stock grant to each non-employee director for services performed of approximately 8, 5, 5 and 9 shares of the Company's common stock, based on grant date fair values of $1.28, $1.88, $2.10 and $1.13 per share, respectively.

Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through September 2022. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,790 and $59,154 for the three and nine months ended September 30, 2013, respectively. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,667 and $57,483 for the three and nine months ended September 30, 2012, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company's method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued approximately $289 as of September 30, 2013 and December 31, 2012 for state sales tax contingencies.
Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, the German customs has issued retroactive assessments on the Company's imports totaling $4,913 at the September 30, 2013 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment." Consequently, the German customs authorities are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
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
Advertising
At September 30, 2013 and December 31, 2012, the Company had approximately $1,302 and $4,456, respectively, in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2013.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 1.03% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of September 30, 2013 the undiscounted liability amount was $15,646. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.

The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of September 30, 2013 and December 31, 2012, the Company had issued standby letters of credit in the amount of $1,100, with insurance companies being the beneficiaries, through a bank, and cash deposits of $16,124 and $14,624, respectively, in favor of insurance company beneficiaries. At September 30, 2013, the Company recorded a total reserve of $15,198, of which $3,831 is included in accrued expenses and $11,367 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2012, the Company recorded a total reserve of $14,472, of which $3,778 is included in accrued expenses and $10,694 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At September 30, 2013 and December 31, 2012, the Company's total reserve of $2,020 and $1,510, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales generated in the U.S.. The U.S. Retail segment consists of the Company's retail operations in the United States, which comprised 140 retail stores operating in the United States, as of September 30, 2013. Canada segment includes retail, wholesale and online consumer operations in Canada. As of September 30, 2013, the retail operations in the Canada segment comprised 33 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of September 30, 2013, the retail operations in the International segment comprised 74 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following tables represent key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$41,232	$—	$3,044	$1,725	$46,001
Retail net sales	—	54,303	11,321	39,278	104,902
Online consumer net sales	8,993	—	668	3,979	13,640
Total net sales to external customers	50,225	54,303	15,033	44,982	164,543
Gross profit	13,407	34,755	8,477	28,001	84,640
Income (loss) from segment operations	1,441	(317)	1,091	2,953	5,168
Depreciation and amortization	1,934	3,172	507	1,125	6,738
Capital expenditures	1,360	2,387	540	983	5,270
Retail store impairment	—	—	145	88	233
Deferred rent expense (benefit)	5	(338)	(66)	(148)	(547)

	Three Months Ended September 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$39,862	$—	$3,215	$2,113	$45,190
Retail net sales	—	52,714	13,086	39,256	105,056
Online consumer net sales	6,985	—	416	4,513	11,914
Total net sales to external customers	46,847	52,714	16,717	45,882	162,160
Gross profit	12,873	34,361	10,166	27,800	85,200
Income from segment operations	5,811	3,116	721	4,192	13,840
Depreciation and amortization	1,446	2,747	394	951	5,538
Capital expenditures	3,300	2,136	328	894	6,658
Deferred rent expense (benefit)	297	(349)	(58)	(122)	(232)

	Nine Months Ended September 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$119,159	$—	$9,236	$6,297	$134,692
Retail net sales	—	149,811	31,664	105,629	287,104
Online consumer net sales	26,869	—	1,942	14,232	43,043
Total net sales to external customers	146,028	149,811	42,842	126,158	464,839
Gross profit	39,421	97,248	25,244	79,465	241,378
Income (loss) from segment operations	12,156	(2,239)	1,592	7,022	18,531
Depreciation and amortization	5,327	9,231	1,388	3,209	19,155
Capital expenditures	5,847	9,377	970	2,713	18,907
Retail store impairment	—	78	145	88	311
Deferred rent expense (benefit)	43	(1,114)	(279)	(317)	(1,667)

	Nine Months Ended September 30, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$110,380	$—	$9,449	$7,183	$127,012
Retail net sales	—	143,444	34,181	102,859	280,484
Online consumer net sales	21,232	—	1,466	14,088	36,786
Total net sales to external customers	131,612	143,444	45,096	124,130	444,282
Gross profit	36,582	93,977	26,627	77,106	234,292
Income (loss) from segment operations	18,324	449	(1,888)	8,339	25,224
Depreciation and amortization	4,795	8,074	1,107	3,064	17,040
Capital expenditures	6,502	3,990	1,144	2,621	14,257
Retail store impairment	—	—	129	—	129
Deferred rent expense (benefit)	393	(509)	(156)	(377)	(649)
Reconciliation of reportable segments combined income from operations for the three and nine months ended September 30, 2013 and 2012 to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated income from operations of reportable segments	$5,168	$13,840	$18,531	$25,224
Unallocated corporate expenses	(9,661)	(9,223)	(35,415)	(31,111)
Interest expense	(10,121)	(10,454)	(29,555)	(30,274)
Foreign currency transaction gain (loss)	449	685	(422)	(141)
Unrealized gain (loss) on change in fair value of warrants	12,922	(13,312)	(5,225)	(15,340)
(Loss) gain on extinguishment of debt	—	—	(32,101)	11,588
Other expense	(58)	(36)	(42)	(188)
Consolidated loss before income taxes	$(1,301)	$(18,500)	$(84,229)	$(40,242)

Net sales by geographic location of customers for the three and nine months ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$104,528	$99,562	$295,839	$275,056
Canada	15,033	16,717	42,842	45,096
Europe (excluding United Kingdom)	19,065	17,311	51,996	48,901
United Kingdom	11,552	12,060	31,735	32,811
South Korea	2,987	3,451	8,093	8,371
China	1,950	1,549	5,526	3,791
Japan	4,977	6,151	14,421	15,190
Australia	2,503	3,629	9,071	10,116
Other foreign countries	1,948	1,730	5,316	4,950
Total consolidated net sales	$164,543	$162,160	$464,839	$444,282

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
Individual Actions
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe the Company discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In August 2013 the parties entered into a Conciliation Agreement providing for an immaterial compensatory payment to Ms. Hsu and the Company's agreement to comply with the Company's Policy on Sexual Harassment and Sexual Discrimination, which Policy was reviewed by the EEOC, and take certain administrative measures relating thereto. The Conciliation Agreement remains in effect for three years.
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
The Company does not have insurance coverage for the above matters. The Company has accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in the Company's accompanying condensed consolidated balance sheet as of September 30, 2013. The Company may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than the Company's estimate, which could have a material adverse effect upon the Company's financial condition, results of operations or cash flows.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased the Company's common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. The Company filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. Discovery in the federal class action has not yet begun. The Federal Securities Action is covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should any of the above matters (i.e., the Federal Derivative Action, the State Derivative Action, or the Federal Securities Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds which fall outside the scope of the Company's insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition, results of operations, or cash flows.
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

Note 17. Condensed Consolidating Financial Information
The Notes (see Note 7), which constitute debt obligations of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, and on a senior secured basis, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries. The following presents the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 of the Parent, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets
September 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$535	$4,378	$—	$4,913
Trade accounts receivable, net	—	17,076	5,977	—	23,053
Intercompany accounts receivable, net	256,481	(239,205)	(17,276)	—	—
Inventories, net	—	133,250	37,572	(99)	170,723
Other current assets	193	8,749	5,207	—	14,149
Total current assets	256,674	(79,595)	35,858	(99)	212,838
PROPERTY AND EQUIPMENT, net	—	55,505	16,010	—	71,515
INVESTMENTS IN SUBSIDIARIES	(80,014)	22,596	—	57,418	—
OTHER ASSETS, net	9,659	26,982	11,939	—	48,580
TOTAL ASSETS	$186,319	$25,488	$63,807	$57,319	$332,933
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$32,895	$119	$—	$33,014
Accounts payable	—	28,237	3,310	—	31,547
Accrued expenses and other current liabilities	13,159	24,836	13,930	—	51,925
Fair value of warrant liability	22,466	—	—	—	22,466
Other current liabilities	—	4,515	1,987	—	6,502
Total current liabilities	35,625	90,483	19,346	—	145,454
LONG-TERM DEBT, net	206,885	47	305	—	207,237
OTHER LONG-TERM LIABILITIES	—	30,862	5,571	—	36,433
TOTAL LIABILITIES	242,510	121,392	25,222	—	389,124
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,119	6,726	7,563	(14,289)	185,119
Accumulated other comprehensive loss	(3,510)	(663)	(111)	774	(3,510)
(Accumulated deficit) retained earnings	(235,654)	(102,067)	30,641	71,426	(235,654)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(56,191)	(95,904)	38,585	57,319	(56,191)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$186,319	$25,488	$63,807	$57,319	$332,933

Condensed Consolidating Balance Sheets
December 31, 2012
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$3,796	$9,057	$—	$12,853
Trade accounts receivable, net	—	15,697	7,265	—	22,962
Intercompany accounts receivable, net	200,529	(172,170)	(28,359)	—	—
Inventories, net	—	125,988	49,493	(1,252)	174,229
Other current assets	438	8,200	5,708	—	14,346
Total current assets	200,967	(18,489)	43,164	(1,252)	224,390
PROPERTY AND EQUIPMENT, net	—	50,551	17,227	—	67,778
INVESTMENTS IN SUBSIDIARIES	(50,773)	20,118	—	30,655	—
OTHER ASSETS, net	204	25,607	10,233	—	36,044
TOTAL ASSETS	$150,398	$77,787	$70,624	$29,403	$328,212
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$56,156	$4,400	$—	$60,556
Accounts payable	—	34,120	4,040	—	38,160
Accrued expenses and other current liabilities	1,679	24,137	15,700	—	41,516
Fair value of warrant liability	17,241	—	—	—	17,241
Other current liabilities	(286)	1,778	2,644	—	4,136
Total current liabilities	18,634	116,191	26,784	—	161,609
LONG-TERM DEBT, net	109,680	6	326	—	110,012
OTHER LONG-TERM LIABILITIES	—	28,230	6,277	—	34,507
TOTAL LIABILITIES	128,314	144,427	33,387	—	306,128
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	11	100	492	(592)	11
Additional paid-in capital	177,081	6,726	7,223	(13,949)	177,081
Accumulated other comprehensive (loss) income	(2,725)	(381)	736	(355)	(2,725)
(Accumulated deficit) retained earnings	(150,126)	(73,085)	28,786	44,299	(150,126)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	22,084	(66,640)	37,237	29,403	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$150,398	$77,787	$70,624	$29,403	$328,212

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$121,352	$60,015	$(16,824)	$164,543
Cost of sales	—	71,878	24,876	(16,851)	79,903
Gross profit	—	49,474	35,139	27	84,640
Selling expenses	—	39,747	24,235	—	63,982
General and administrative expenses	(195)	14,959	10,140	14	24,918
Retail store impairment	—	—	233	—	233
Income (loss) from operations	195	(5,232)	531	13	(4,493)
Interest expense and other expense	(3,521)	169	160	—	(3,192)
Equity in loss (earnings) of subsidiaries	5,229	(833)	—	(4,396)	—
(Loss) income before income taxes	(1,513)	(4,568)	371	4,409	(1,301)
Income tax (benefit) provision	—	—	212	—	212
Net (loss) income	$(1,513)	$(4,568)	$159	$4,409	$(1,513)
Other comprehensive income, net of tax	1,445	1,066	1,411	(2,477)	1,445
Comprehensive (loss) income	$(68)	$(3,502)	$1,570	$1,932	$(68)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$119,484	$62,598	$(19,922)	$162,160
Cost of sales	—	70,100	27,136	(20,276)	76,960
Gross profit	—	49,384	35,462	354	85,200
Selling expenses	—	31,716	26,301	—	58,017
General and administrative expenses	639	13,817	8,107	3	22,566
(Loss) income from operations	(639)	3,851	1,054	351	4,617
Interest expense and other expense	21,194	1,952	(29)	—	23,117
Equity in (earnings) loss of subsidiaries	(2,821)	174	—	2,647	—
(Loss) income before income taxes	(19,012)	1,725	1,083	(2,296)	(18,500)
Income tax provisions	—	—	512	—	512
Net (loss) income	$(19,012)	$1,725	$571	$(2,296)	$(19,012)
Other comprehensive income, net of tax	1,073	453	1,093	(1,546)	1,073
Comprehensive (loss) income	$(17,939)	$2,178	$1,664	$(3,842)	$(17,939)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$335,104	$169,000	$(39,265)	$464,839
Cost of sales	—	200,155	63,680	(40,374)	223,461
Gross profit	—	134,949	105,320	1,109	241,378
Selling expenses	—	105,488	71,747	—	177,235
General and administrative expenses	311	50,638	29,757	10	80,716
Retail store impairment	—	78	233	—	311
(Loss) income from operations	(311)	(21,255)	3,583	1,099	(16,884)
Interest and other expense	56,764	10,195	386	—	67,345
Equity in loss (earnings) of subsidiaries	28,453	(2,424)	—	(26,029)	—
(Loss) income before income taxes	(85,528)	(29,026)	3,197	27,128	(84,229)
Income tax (benefit) provision	—	(43)	1,342	—	1,299
Net (loss) income	$(85,528)	$(28,983)	$1,855	$27,128	$(85,528)
Other comprehensive loss, net of tax	(785)	(282)	(847)	1,129	(785)
Comprehensive (loss) income	$(86,313)	$(29,265)	$1,008	$28,257	$(86,313)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$325,267	$169,226	$(50,211)	$444,282
Cost of sales	—	197,319	63,427	(50,756)	209,990
Gross profit	—	127,948	105,799	545	234,292
Selling expenses	—	93,436	74,822	—	168,258
General and administrative expenses	1,848	43,351	26,493	100	71,792
Retail store impairment	—	—	129	—	129
(Loss) income from operations	(1,848)	(8,839)	4,355	445	(5,887)
Interest and other expense	26,778	7,185	392	—	34,355
Equity in loss (earnings) of subsidiaries	13,549	(819)	—	(12,730)	—
(Loss) income before income taxes	(42,175)	(15,205)	3,963	13,175	(40,242)
Income tax provision	—	529	1,404	—	1,933
Net (loss) income	$(42,175)	$(15,734)	$2,559	$13,175	$(42,175)
Other comprehensive income, net of tax	622	37	587	(624)	622
Comprehensive (loss) income	$(41,553)	$(15,697)	$3,146	$12,551	$(41,553)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,156)	$(25,732)	$15,951	$—	$(10,937)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(15,223)	(3,684)	—	(18,907)
Proceeds from sale of fixed assets	—	(14)	44	—	30
Restricted cash	—	3,265	(1,671)	—	1,594
Net cash used in investing activities	—	(11,972)	(5,311)	—	(17,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	2,812	—	—	2,812
Repayments of expired revolving credit facilities, net	—	(28,513)	—	—	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	—	32,878	(4,165)	—	28,713
Borrowings (repayments) of term loans and notes payable	4,500	(29,953)	(10)	—	(25,463)
Repayment of Lion term loan	(144,149)	—	—	—	(144,149)
Issuance of Senior Secured Notes	199,820	—	—	—	199,820
Payments of debt issuance costs	(11,237)	(643)	—	—	(11,880)
Repayments of capital lease obligations	—	(739)	(34)	—	(773)
Advances to/from affiliates	(47,778)	58,601	(10,823)	—	—
Net cash provided by (used in) financing activities	1,156	34,443	(15,032)	—	20,567
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(287)	—	(287)
NET DECREASE IN CASH	—	(3,261)	(4,679)	—	(7,940)
CASH, beginning of period	—	3,796	9,057	—	12,853
CASH, end of period	$—	$535	$4,378	$—	$4,913

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$4,682	$588	$—	$5,270

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(2,421)	$2,253	$1,738	$—	$1,570
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(10,492)	(3,765)	—	(14,257)
Proceeds from sale of fixed assets	—	34	36	—	70
Restricted cash	—	(5,473)	(453)	—	(5,926)
Net cash used in investing activities	—	(15,931)	(4,182)	—	(20,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	704	—	—	704
Repayments of expired revolving credit facilities, net	—	(48,324)	—	—	(48,324)
Borrowings under current revolving credit facilities, net	—	35,576	3,761	—	39,337
Borrowings of term loans and notes payable	—	30,000	42	—	30,042
Payments of debt issuance costs	(165)	(4,800)	—	—	(4,965)
(Repayments) proceeds of capital lease obligations	—	(888)	78	—	(810)
Advances to/from affiliates	2,586	2,194	(4,780)	—	—
Net cash provided by (used in) financing activities	2,421	14,462	(899)	—	15,984
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(548)	—	(548)
NET INCREASE (DECREASE) IN CASH	—	784	(3,891)	—	(3,107)
CASH, beginning of period	—	290	10,003	—	10,293
CASH, end of period	$—	$1,074	$6,112	$—	$7,186

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$98	$—	$—	$98

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in the Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of September 30, 2013, we had approximately 10,000 employees and operated 247 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing, warehousing, and distribution operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility, located in Garden Grove, California, which also includes cutting, sewing and knitting operations. We are in the process of resolving logistical difficulties related to our recent transition of our distribution operations to a new distribution center in La Mirada, California.
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
The following table details, by segment, the change in retail store count during the three and nine months ended September 30, 2013 and 2012.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2013
Open at June 30, 2013	138	33	74	245
Opened	2	—	—	2
Closed	—	—	—	—
Open at September 30, 2013	140	33	74	247

Three Months Ended September 30, 2012
Open at June 30, 2012	140	36	76	252
Opened	—	—	—	—
Closed	—	(1)	—	(1)
Open at September 30, 2012	140	35	76	251

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2013
Open at January 1, 2013	140	35	76	251
Opened	3	—	2	5
Closed	(3)	(2)	(4)	(9)
Open at September 30, 2013	140	33	74	247

Nine Months Ended September 30, 2012
Open at January 1, 2012	143	37	69	249
Opened	—	—	8	8
Closed	(3)	(2)	(1)	(6)
Open at September 30, 2012	140	35	76	251
Comparable Store Sales
The table below shows the increase in comparable store sales for our retail and online stores, for the three and nine months ended September 30, 2013 and 2012, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the three and nine months ended September 30, 2013 and the prior year comparable periods using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comparable store sales (1)	2%	20%	5%	17%
Number of stores in comparison	237	242	237	242
(1) Comparable store sales results include the impact of online store sales and has been adjusted to exclude impact of extra leap-year day in 2012.

Executive Summary
Results of Operations
Net sales for the nine months ended September 30, 2013 increased $20,557, or 4.6%, to $464,839 from $444,282 for the nine months ended September 30, 2012 due to higher sales at our U.S. Wholesale, U.S. Retail and International segments.
Net sales at our U.S. Wholesale segment increased by $14,416, or 11.0%, to $146,028 for the nine months ended September 30, 2013 as compared to $131,612 for the nine months ended September 30, 2012, due to higher sales order volume. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Our online consumer net sales increased primarily as a result of targeted promotion efforts, improved merchandising and functional improvements to our website and fulfillment process.
Net sales for the U.S. Retail segment increased $6,367, or 4.4%, to $149,811 for the nine months ended September 30, 2013 as compared to $143,444 for the nine months ended September 30, 2012, primarily due to higher comparable store sales. This increase was generated by the continued strength of our product offerings and targeted strategic promotions.
Net sales for the Canada segment decreased $2,254, or 5.0%, to $42,842 for the nine months ended September 30, 2013 as compared to $45,096 for the nine months ended September 30, 2012, as a result of lower sales volumes from store closures and the negative impact of foreign currency fluctuations.
Net sales for the International segment increased $2,028, or 1.6%, to $126,158 for the nine months ended September 30, 2013 as compared to $124,130 for the nine months ended September 30, 2012, due to higher sales in both the retail and online sales channels. The increase in the retail sales channel was due to higher store sales, particularly in Continental Europe and China.

Gross margin for the nine months ended September 30, 2013 was 51.9% compared to 52.7% for the nine months ended September 30, 2012. The decrease in the gross margin was primarily due to higher distribution costs associated with our retail operation. See Changes in Supply Chain Operation below.
Operating expenses increased $18,083 to $258,262 for the nine months ended September 30, 2013 from $240,179 for the nine months ended September 30, 2012. Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales was approximately 55.6% for the nine months ended September 30, 2013 and 54.1% for the nine months ended September 30, 2012. Excluding the effects of share-based compensation and depreciation, amortization and impairment charges, operating expenses as a percentage of sales increased from 48.5% to 49.6% from the nine months ended September 30, 2012 to the same period in 2013. The increase is primarily attributable to incremental costs associated with the transition to our new distribution center in La Mirada, California. See Changes in Supply Chain Operation below.
Loss from operations was $16,884 for the nine months ended September 30, 2013 as compared to $5,887 for the nine months ended September 30, 2012. Higher sales volume was offset by lower gross margins and an increase in our operating expenses as discussed above.
Net loss for the nine months ended September 30, 2013 was $85,528 as compared to $42,175 for the nine months ended September 30, 2012 primarily as a result of a loss on extinguishment of debt related to our April 2013 refinancing and added costs associated with our distribution center. For the nine months ended September 30, 2013, we recognized a loss on extinguishment of debt of $32,101 related to our April debt refinancing and for the nine months ended September 30, 2012, we recognized a gain on extinguishment of debt of $11,588. See Results of Operations for the nine months ended September 30, 2013 for further details.
Changes in Supply Chain Operation
The transition to our new distribution center in La Mirada, California has had a significant negative impact on our earnings and cash flow. For the three and nine months ended September 30, 2013, we incurred incremental costs (primarily labor) associated with these transition activities of $5,900 and $10,900, respectively, and which were included in our statement of operations as follows for the periods indicated:

	Three Months Ended	Nine Months Ended
Amounts charged to:	September 30, 2013	September 30, 2013
Cost of sales	$1,200	$2,200
Selling expenses	4,700	8,700
Total	$5,900	$10,900
The issues surrounding the transition primarily relate to improper system design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required us to employ additional staffing in order to meet customer demand. At September 30, 2013, staffing levels were significantly above target levels at the distribution facility. We believe the system design and integration issues have been largely resolved and training and staffing efforts are ongoing. Further, as of November 1, 2013, we have begun reducing staffing levels and overtime and have targeted further reductions in the fourth quarter. If there are any further transition issues associated with the new center, our sales and financial results could be negatively impacted further.
Although we anticipate a fourth quarter completion date, no assurance can be given that the implementation will not be delayed and if so, there will also be additional transition costs.
Liquidity Trends
As of September 30, 2013, we had approximately $4,913 in cash and $17,574 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. Additionally, we had $32,820 outstanding on a $50,000 asset-backed revolving credit facility (increased from $35,000 to $50,000 on July 5, 2013) under the Capital One Credit Facility and $106 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.
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
As of September 30, 2013, we determined it is probable that a special interest trigger event under the indenture governing the Notes will occur as of December 31, 2013 and we have accrued interest on the Notes at 15% retroactive to April 4, 2013, representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. We recorded $2,014 in additional interest expense for the special interest trigger event during the three months ended September 30, 2013.
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that will gradually reduce the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75. These financial covenants will again be tested in the fourth quarter of 2013 and future quarterly periods and will use our prior twelve-month operating results as a measurement. We are currently projecting non-compliance with the covenants through the third quarter of 2014 and future waivers will be required in order to maintain compliance in the fourth quarter of 2013 and in the quarters ending in 2014.
An amendment that resets these covenants is an alternative to the need for obtaining waivers. We are in discussions with Capital One with respect to such an amendment. No assurance can be given that we will be successful in obtaining such an amendment or any further waivers or as to the cost of them. In addition, if an event of default occurs and is continuing and such event of default is not waived or the Capital One Credit Facility not amended, the terms of the credit agreement would allow Capital One to prevent us from making any additional borrowings, which we use to access working capital, as our cash is swept by Capital One, and accelerate maturity of the loan. If as a result of an event of default under the Capital One Credit Facility, Capital One accelerates the repayment of amounts we owe to them, there could also be an acceleration of debt repayments of the Notes and other credit agreements. In such an event, we would be required to seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to us, or at all.
Management Plan
We continue to execute a plan, which we commenced in late 2010, to improve our operating performance and financial position. Among other things, in 2013, we completed the installation of RFID tracking systems in all of our stores, continue with expansion of our selling square footage in our stores, continue with our inventory productivity improvement program, reduce operating expenses, and continue to improve online sales performance with the implementation of the Oracle ATG back-end online system for international store fronts. In addition, we continue to seek improvements in store labor productivity and workers' compensation exposure. We continue to develop other initiatives intended to either increase sales, reduce costs or improve liquidity.
RFID implementation - As of September 30, 2013 we completed the enhancement of our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems at all of our stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
New distribution center - In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and we currently are in the process of transitioning our distribution operations into this new facility. As discussed under Changes in Supply Chain Operation above, we have incurred significant transition costs and implementation delays in connection with this transition.
There can be no assurance that plans to improve operating performance and financial position will be successful. If we are unable to achieve significant cost reductions at our La Mirada distribution facility and achieve our projected sales results, we may need to seek additional liquidity and there can be no assurance that such efforts will be successful.

Results of Operations
The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$50,225	30.5%	$46,847	28.9%
U.S. Retail	54,303	33.0%	52,714	32.5%
Canada	15,033	9.1%	16,717	10.3%
International	44,982	27.3%	45,882	28.3%
Total net sales	164,543	100.0%	162,160	100.0%
Cost of sales	79,903	48.6%	76,960	47.5%
Gross profit	84,640	51.4%	85,200	52.5%

Selling expenses	63,982	38.9%	58,017	35.8%
General and administrative expenses	24,918	15.1%	22,566	13.9%
Retail store impairment	233	0.1%	—	—%

(Loss) income from operations	(4,493)	(2.7)%	4,617	2.8%

Interest expense	10,121		10,454
Foreign currency transaction gain	(449)		(685)
Unrealized (gain) loss on change in fair value of warrants	(12,922)		13,312
Other expense	58		36
Loss before income tax	(1,301)		(18,500)
Income tax provision	212		512
Net loss	$(1,513)		$(19,012)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $3,378, or 7.2%, to $50,225 for the three months ended September 30, 2013 as compared to $46,847 for the three months ended September 30, 2012.
Wholesale net sales, excluding online consumer net sales, increased $1,370, or 3.4%, to $41,232 in 2013 as compared to $39,862 in 2012, primarily due to higher sales order volume. This increase was attributed to the strength of our summer product offering and targeted promotional efforts. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $2,008, or 28.7%, to $8,993 in 2013 as compared to $6,985 in 2012, primarily as a result of increased web marketing and continued promotional activities, as well as improved merchandising. We also continued functional improvements to our website and fulfillment processes.
U.S. Retail: Net sales for the U.S. Retail segment increased $1,589, or 3.0%, to $54,303 for the three months ended September 30, 2013 as compared to $52,714 for the three months ended September 30, 2012 due to the strength of our summer product assortment for women resulting in an increase to our comparable store sales. Additionally, sales from new stores contributed $810 during the 2013 quarter.
Canada: Total net sales for the Canada segment decreased $1,684, or 10.1%, to $15,033 for the three months ended September 30, 2013 as compared to $16,717 for the three months ended September 30, 2012 due primarily to lower sales in the retail sales channel. Additionally, the impact of foreign currency changes contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $15,689, or 6.2% lower when compared to the same period last year.

Retail net sales decreased by $1,765, or 13.5% to $11,321 in 2013 as compared to $13,086 in 2012. Since September 30, 2012, the number of retail stores in the Canada segment in operation decreased from 35 to 33, which resulted in decreased sales of $452. Warehouse sales during the third quarter of 2012 generated $757 in net sales; there were no warehouse sales during the comparable quarter in 2013. Comparable store sales were essentially flat. Finally, the impact of foreign currency changes also contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $11,814, or 9.7% lower when compared to the same period last year.
Wholesale net sales decreased by $171, or 5.3%, to $3,044 in 2013 as compared to $3,215 in 2012, primarily as a result of foreign currency fluctuations. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the current period would have been approximately $3,177, or 1.2% lower when compared to the same period last year.
Online consumer net sales increased by $252, or 60.6%, to $668 in 2013 as compared to $416 in 2012. The increase was primarily a result of targeted promotion efforts and email advertising campaigns. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total online consumer net sales for the current period would have been approximately $697, or 67.5% higher when compared to the same period last year.
International: Total net sales for the International segment decreased $900, or 2.0%, to $44,982 for the three months ended September 30, 2013 as compared to $45,882 for the three months ended September 30, 2012. The decrease was due to lower sales in the wholesale and online channels, partially offset by higher sales in the retail channel. Additionally, the impact of foreign currency changes also contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $45,584, or 0.6% lower when compared to the same period last year.
Retail net sales increased $22, or 0.1%, to $39,278 in 2013 as compared to $39,256 in 2012. Higher sales of $1,346 in Continental Europe (primarily due to the effect of favorable foreign currency exchange rates) was partially offset by lower sales of $968 in Japan (due to a store closure and negative foreign currency exchange rate effects). Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for the current period would have been approximately $39,792, or 1.4% higher when compared to the same period last year.
Wholesale net sales decreased $388, or 18.4%, to $1,725 in 2013 as compared to $2,113 in 2012, primarily as a result of a decrease in wholesale sales in the United Kingdom. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $1,649, or 22.0% lower when compared to the same period last year.
Online consumer net sales decreased $534, or 11.8% to $3,979 in 2013 as compared to $4,513 in 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $4,144, or 8.2% lower when compared to the same period last year.
Changes in Supply Chain Operation: The transition to our new distribution center in La Mirada, California has had a significant negative impact on our earnings and cash flow. For the three months ended September 30, 2013, we incurred incremental distribution costs (primarily labor) associated with these transition activities and recorded additional cost of sales of approximately $1,200 and selling expenses of approximately $4,700 in our statement of operations for the three months ended September 30, 2013. Although we anticipate a fourth quarter completion date, no assurance can be given that the implementation will not be delayed and if so, there will also be additional transition costs.
Gross margin: Gross margin for the three months ended September 30, 2013 was 51.4% compared to 52.5% for the three months ended September 30, 2012. The decrease in the gross margin was primarily due to higher distribution costs associated with our retail operation. See Changes in Supply Chain Operation above.
Selling expenses: Selling expenses increased $5,965, or 10.3%, to $63,982 for the three months ended September 30, 2013 as compared to $58,017 for the three months ended September 30, 2012. As a percentage of sales, selling expenses increased from 35.8% to 38.9%. The increase in selling expenses was due to higher salaries, wages and benefits primarily as a result of the transition to our new distribution center in La Mirada, California.
General and administrative expenses: General and administrative expenses increased $2,352 to $24,918 for the three months ended September 30, 2013 as compared to $22,566 for the three months ended September 30, 2012. As a percentage of sales, general and administrative expenses increased to 15.1% in 2013 from 13.9% in 2012. The change was mainly due to an increase in computer and leased equipment expenses of $1,679 and increase in depreciation and amortization expenses of $998 consistent with increased capital expenditures and store improvement activities.

Retail store impairment: For the three months ended September 30, 2013, we recorded an impairment charge of $233. For the three months ended September 30, 2012, we evaluated our retail stores for impairment indicators and determined that no additional impairment charges were required.
Interest expense: Interest expense decreased $333 to $10,121 for the three months ended September 30, 2013 from $10,454 for the three months ended September 30, 2012, primarily due to a lower average interest rate on our debt outstanding. Interest expense for the three months ended September 30, 2013 mainly consisted of interest on the Notes of $8,622 interest on the Capital One Credit Facility of $411, interest on the Lion debt of $208 and amortization of debt discount and deferred financing cost of $591. Interest paid in cash was $659.
Foreign currency transaction gain: For the three months ended September 30, 2013, foreign currency transaction gain totaled $449 as compared to a gain of $685 for the three months ended September 30, 2012. The change related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized (gain) loss on change in fair value of warrants: We recorded a $12,922 gain in the fair value of warrants for the three months ended September 30, 2013 associated with the fair value measurements of our warrants. We recorded a $13,312 loss in the fair value of warrants for the three months ended September 30, 2012.
Income tax provision: The provision for income taxes decreased to $212 for the three months ended September 30, 2013 as compared to $512 for the three months ended September 30, 2012, due to an additional state tax provision recorded for the three months ended September 30, 2012. Although we incurred a loss before income taxes on a consolidated basis for the three months ended September 30, 2013, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended September 30, 2013. There were no charges or benefits recorded to income tax expense for valuation allowances.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$146,028	31.4%	$131,612	29.6%
U.S. Retail	149,811	32.2%	143,444	32.3%
Canada	42,842	9.2%	45,096	10.2%
International	126,158	27.1%	124,130	27.9%
Total net sales	464,839	100.0%	444,282	100.0%
Cost of sales	223,461	48.1%	209,990	47.3%
Gross profit	241,378	51.9%	234,292	52.7%

Selling expenses	177,235	38.1%	168,258	37.9%
General and administrative expenses	80,716	17.4%	71,792	16.2%
Retail store impairment charges	311	0.1%	129	—%
Loss from operations	(16,884)	(3.6)%	(5,887)	(1.3)%

Interest expense	29,555		30,274
Foreign currency transaction loss	422		141
Unrealized loss on change in fair value of warrants	5,225		15,340
Loss (gain) on extinguishment of debt	32,101		(11,588)
Other expense	42		188
Loss before income tax	(84,229)		(40,242)
Income tax provision	1,299		1,933
Net loss	$(85,528)		$(42,175)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $14,416, or 11.0%, to $146,028 for the nine months ended September 30, 2013 as compared to $131,612 for the nine months ended September 30, 2012.
Wholesale net sales, excluding online consumer net sales, increased $8,779, or 8.0%, to $119,159 in 2013 as compared to $110,380 in 2012 due to higher sales order volume. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and a new style guide. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $5,637, or 26.5%, to $26,869 in 2013 as compared to $21,232 in 2012 primarily as a result of certain targeted promotional efforts and improved merchandising, as well as continued functional improvements to our website and fulfillment process.
U.S. Retail: Net sales for the U.S. Retail segment increased $6,367, or 4.4%, to $149,811 for the nine months ended September 30, 2013 as compared to $143,444 for the nine months ended September 30, 2012. Net sales growth was generated by the continued strength of our product offerings, targeted strategic promotions and an increase in comparable store sales which contributed to a 5.1%, or $6,867, increase in our comparable store sales. This increase was partially offset by $1,787 lower warehouse sales in 2013 as compared to 2012. New stores contributed $1,191 in net sales.
Canada: Total net sales for the Canada segment decreased $2,254, or 5.0%, to $42,842 for the nine months ended September 30, 2013 as compared to $45,096 for the nine months ended September 30, 2012 due primarily to lower sales in the retail sales channel. Additionally, the impact of foreign currency changes contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $43,734, or 3.0% lower when compared to the same period last year.
Retail sales decreased by $2,517, or 7.4%, to $31,664 in 2013 as compared to $34,181 in 2012 due to $1,044 lower sales volume as a result of the closure of two stores. Additionally, flea market sales decreased by $147 and the impact of foreign currency changes contributed to the sales decrease. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for 2013 would have been approximately $32,323, or 5.4% lower when compared to the same period last year.
Wholesale net sales decreased $213, or 2.3%, to $9,236 in 2013 as compared to $9,449 in 2012, largely as a result of foreign currency fluctuation. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the Canada segment for 2013 would have been approximately $9,428, or 0.2% lower when compared to the same period last year.
Online consumer net sales increased $476, or 32.5% to $1,942 in 2013 as compared to $1,466 in 2012. The increase was primarily a result of targeted promotion efforts and email advertising campaigns. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total online consumer net sales for the Canada segment for 2013 would have been approximately $1,983 or 35.3% higher when compared to the same period last year.
International: Total net sales for the International segment increased $2,028, or 1.6%, to $126,158 for the nine months ended September 30, 2013 as compared to $124,130 for the nine months ended September 30, 2012. The increase was due primarily to higher sales in the retail sales channel, partially offset by the negative impact of changes in foreign currency exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $128,627, or 3.6% higher when compared to the same period last year.
Retail net sales increased $2,770, or 2.7%, to $105,629 in 2013 as compared to $102,859 in 2012. The increase is primarily due to higher sales in all but three countries, partially offset by the negative impact of changes in foreign currency exchange rates and store closures. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for 2013 would have been approximately $107,579, or 4.6% higher when compared to the same period last year. Comparable store sales in 2013 increased by $2,512, or 2.6%, as compared to 2012.
Wholesale net sales decreased $886, or 12.3%, to $6,297 in 2013 as compared to $7,183 in 2012, primarily as a result of a decrease in wholesale sales in the United Kingdom. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $6,209, or 13.6% lower when compared to the same period last year.
Online consumer net sales increased $144, or 1.0%, to $14,232 in 2013 as compared to $14,088 in 2012, primarily as a result of changes in foreign currency exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $14,838, or 5.3% higher when compared to the same period last year.
Changes in Supply Chain Operation: The transition to our new distribution center in La Mirada, California has had a significant negative impact on our earnings and cash flow. For the nine months ended September 30, 2013, we incurred incremental distribution costs (primarily labor) associated with these transition activities and recorded additional cost of sales of approximately $2,200 and selling expenses of approximately $8,700 in our statement of operations for the nine months ended September 30, 2013. Although we anticipate a fourth quarter completion date, no assurance can be given that the implementation will not be delayed and if so, there will also be additional transition costs.
Gross margin: Gross margin for the nine months ended September 30, 2013 was 51.9% compared to 52.7% for the nine months ended September 30, 2012. The decrease in the gross margin was due higher freight expenses and transition costs associated with our supply chain improvement efforts discussed above.
Selling expenses: Selling expenses increased $8,977, or 5.3%, to $177,235 for the nine months ended September 30, 2013 as compared to $168,258 for the nine months ended September 30, 2012. As a percentage of sales, selling expenses increased to 38.1% in 2013 from 37.9% in 2012.
The increase in selling expenses was primarily due to approximately $7,612 higher distribution labor and rent costs at our US Wholesale operations associated with the changes to our supply chain operations as discussed above. This was partially offset by $4,769 lower payroll and rent costs at our Canadian operations as a result of the closure of our warehouse in Montreal, Canada. Additionally, we incurred higher rent expense of $2,195 primarily related to new stores and lease renewals, higher travel, meals and entertainment expenses of $1,198 as we continued to improve our stores, and higher supplies expenses of $1,313 associated with our RFID implementation activities. These increases were partly offset by lower advertising expenses of $2,494.
General and administrative expenses: General and administrative expenses increased $8,924 to $80,716 for the nine months ended September 30, 2013 as compared to $71,792 for the nine months ended September 30, 2012. As a percentage of sales, general and administrative expenses increased to 17.4% in 2013 from 16.2% in 2012.

The increase in general and administrative expenses was primarily due to higher computer software related costs of $2,520 associated with the recent improvements to our online store portals and other software upgrades, higher equipment lease expenses of $1,975 and higher depreciation and amortization expenses of $1,926 consistent with our capital expenditures.
Retail store impairment charges: For the nine months ended September 30, 2013, we recorded impairment charges relating to retail stores of $311. For the nine months ended September 30, 2012, we recorded an impairment charge of $129.
Interest expense: Interest expense decreased $719 to $29,555 for the nine months ended September 30, 2013 from $30,274 for the nine months ended September 30, 2012, primarily due to lower average interest rates on our debt outstanding. Interest expense for the nine months ended September 30, 2013 mainly consisted of interest on the Senior Secure Notes of $15,106 the Lion Credit Agreement of $6,775, interest on the Capital One Credit Facility of $2,079, interest on the Crystal Credit Agreement of $331 and amortization of debt discount and deferred financing cost of $3,717. Interest paid in cash was $5,726.
Foreign currency transaction loss: For the nine months ended September 30, 2013, foreign currency transaction loss totaled $422 as compared to a loss of $141 for the nine months ended September 30, 2012. The change related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized loss on change in fair value of warrants: We recorded a $5,225 loss and a $15,340 loss in fair value of warrants for the nine months ended September 30, 2013 and 2012, respectively.
Loss (gain) on extinguishment of debt: During the nine months ended September 30, 2013, we recorded a loss on extinguishment of debt of $32,101 relating to termination of our credit agreement with Crystal and our loan agreement with Lion, comprising loss of $5,878 on early extinguishment of debt for Crystal and loss of $26,223 on early extinguishment of debt for Lion. During the nine months ended September 30, 2012, we recorded a gain on extinguishment of debt relating to the amendment to the Lion Credit Agreement terms of approximately $11,588. See Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Income tax provision: The provision for income tax decreased to $1,299 for the nine months ended September 30, 2013 as compared to $1,933 for the nine months ended September 30, 2012. Although we incurred a loss from operations on a consolidated basis for the nine months ended September 30, 2013, some of our foreign domiciled subsidiaries reported income from operations and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the nine months ended September 30, 2013. There were no charges or benefits recorded to income tax expense for valuation allowances.
Liquidity and Capital Resources
As of September 30, 2013, we had approximately $4,913 in cash and $17,574 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. Additionally, we had $32,820 outstanding on a $50,000 asset-backed revolving credit facility (increased from $35,000 to $50,000 on July 5, 2013) under the Capital One Credit Facility and $106 outstanding on a C$11,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. See Note 6 to our condensed consolidated financial statements under Part I, Item 1.
On April 4, 2013, we closed the private offering of the Notes in an aggregate principal amount of $206,000, issued at 97% of par and maturing on April 15, 2020. We also entered into a new $35,000 asset-backed revolving credit facility with Capital One Leverage Finance Corp. maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement governing our credit facility with Capital One Leverage Finance Corp., pursuant to which the total commitment under the credit facility was raised to $50,000. We used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate our credit agreement with Crystal Financial LLC and our Lion Loan Agreement. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic restricted subsidiaries, subject to some exceptions. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
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

There can be no assurance that plans to improve operating performance and financial position will be successful. If we are unable to achieve significant cost reductions at our La Mirada distribution facility and achieve our projected sales results, we may need to seek additional liquidity and there can be no assurance that such efforts will be successful.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
Cash Flow Overview

	Nine Months Ended September 30, 2013
	2013	2012
Net cash (used in) provided by:
Operating activities	$(10,937)	$1,570
Investing activities	(17,283)	(20,113)
Financing activities	20,567	15,984
Effect of foreign exchange rate on cash	(287)	(548)
Net decrease in cash	$(7,940)	$(3,107)
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Cash used in operating activities was $10,937 for the nine months ended September 30, 2013 as compared with cash provided by operating activities of $1,570 for the nine months ended September 30, 2012.
The decrease in cash flow from operations was due to higher operating expenses, primarily as a result of our transition to our new distribution center in La Mirada, CA. This was partially offset by a decrease in cash used by operating assets and liabilities, primarily a decrease in trade receivables and an increase in accrued expenses.
Cash used in investing activities was $17,283 for the nine months ended September 30, 2013 as compared with $20,113 for the nine months ended September 30, 2012.
Capital expenditures for the nine months ended September 30, 2013 increased by $4,650 as we continued to make improvements to our stores, make additional investments in equipment for our new distribution center and in manufacturing equipment, computer software and our website development.
Restricted cash relates primarily to cash collateral used to secure our standby letters of credit associated with our worker's compensation self-insurance policy and store leases.
Cash provided by financing activities increased from $15,984 during the nine months ended September 30, 2012 to $20,567 for the same period in 2013.
On April 4, 2013, we issued the Notes for aggregate net proceeds of $199,820 and entered into a new asset-backed revolving credit facility with Capital One. The net proceeds from the offering of the notes, together with borrowings under the new credit facility were used to repay and terminate the outstanding amounts with Lion Capital LLP of $144,149 and with Crystal Financial LLC of $66,411. See Notes 6 and 7 to our condensed consolidated financial statements under Part I, Item 1.
Debt Agreements and Other Capital Resources
Capital One Credit Facility - On April 4, 2013, we replaced the credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One Leverage Finance Corp. ("Capital One" and the credit facility, the "Capital One Credit Facility"). Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. The additional commitment was made under substantially the same terms as the existing facility. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes. Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. In connection with the waiver related to the Capital One Credit Facility, as discussed further in Financial Covenants below, the interest rate was increased by one percentage point to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option). The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of our foreign subsidiaries, subject to some exceptions. The amount available for additional borrowings on September 30, 2013 was $15,245. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.

Bank of Montreal Credit Facility - Our wholly-owned subsidiaries, American Apparel Canada Wholesale, Inc. and American Apparel Canada Retail Inc. (collectively, the “CI Companies”), have a line of credit with Bank of Montreal (the "Bank of Montreal Credit Agreement") that provides for borrowings up to C$11,000 (Canadian dollars) with a fixed maturity date of December 31, 2013, bearing interest at 7.0% (the bank's prime rate at 3.0% as of September 30, 2013 plus 4.0% per annum) payable monthly. This line of credit is secured by a lien on the accounts receivable, inventory and certain other tangible assets. Our available borrowing capacity at $2,329 at September 30, 2013. See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Senior Secured Notes due 2020 - On April 4, 2013, we issued the Notes in an aggregate principal amount of $206,000. The Notes will mature on April 15, 2020. The Notes were issued at 97% of par value with an interest rate at issuance of 13% per annum, subject to adjustment. Interest on the Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. On October 14, 2013 we made an interest payment on the Notes of $14,208.
A "special interest trigger event" is deemed to have occurred under the indenture governing the Notes if our net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. Upon the occurrence of a special interest trigger event, interest on the Notes accrues at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
As of September 30, 2013, we determined it is probable that a special interest trigger event under the indenture governing the Notes will occur as of December 31, 2013, and we have accrued interest on the Notes at 15% retroactive to April 4, 2013, representing an additional 2% interest, which is payable in kind until April 15, 2018 and in cash on subsequent interest payment dates. We recorded $2,014 in additional interest expense for the special interest trigger event for the three months ended September 30, 2013.
On or after April 15, 2017, we may redeem some or all of the Notes at a premium decreasing ratably to zero as specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 15, 2017, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 113% of the aggregate principal amount of the redeemed notes plus accrued and unpaid interest to, but not including, the redemption date. In addition, at any time prior to April 15, 2017 we may redeem some or all of the Notes by paying a premium, plus accrued and unpaid interest to, but not including, the redemption date. If we experience certain change of control events, the holders of the Notes will have the right to require us to purchase all or a portion of the Notes at a price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of purchase. In addition, we are required to use the net proceeds of certain asset sales, if not used for specified purposes, to purchase some of the Notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of purchase. On each interest payment date after April 4, 2018, we will be required to redeem, for cash, a portion of each Note then outstanding equal to the amount necessary to prevent such Note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code. The redemption price will be 100% of the principal amount plus accrued and unpaid interest thereon on the date of redemption.
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
Crystal Credit Facility - On April 4, 2013, we replaced our existing revolving credit facility and term loan with Crystal Financial LLC ("Crystal" and the "Crystal Credit Agreement", respectively), with a new asset-based revolving credit agreement with Capital One.
All amounts owed under the Crystal credit facility were repaid with the net proceeds from the offering of the Notes and the new credit facility.
The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,411 (which includes a $2,400 early termination fee) was recorded as a $5,878 loss on early extinguishment of debt in our statement of operations for the nine months ended September 30, 2013. See Note 6, Revolving

Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Lion Loan Agreement - On April 4, 2013, we repaid and terminated the outstanding obligations with Lion Capital LLP ("Lion" and the "Lion Loan Agreement", respectively) with a portion of the proceeds of the financing transactions. There were no early termination penalties associated with the termination of the Lion Loan Agreement. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in its statement of operations for the nine months ended September 30, 2013 as a $26,223 loss on the early extinguishment of this debt. See Note 7, Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Warrants
Lion Warrants - As of September 30, 2013, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022. The estimated fair value of $22,466 at September 30, 2013 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
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
SOF Warrants - As of September 30, 2013, SOF Investments, L.P. ("SOF") held warrants to purchase 1,000 shares of our common stock, with an exercise price of $2.148 per share, subject to adjustment under certain circumstances. These warrants expire on December 19, 2013. As of September 30, 2013, the estimated fair value was $0. See Note 11, Stockholders' (Deficit) Equity to our consolidated financial statements under Part I, Item 1.
Summary of Debt
The following is an overview of our total debt as of September 30, 2013 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	September 30, 2013	Covenant Violations
Revolving credit facility	Capital Leverage Finance Corp.	1) 30-day LIBOR of 0.1806% plus 4.5% plus unused facility fee of 0.5%; or 2) bank's prime rate of 3.25% plus 3.5% plus unused facility fee of 0.5%;	$32,820	No
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%	106	No
Senior Secured Notes, net of discount and including 2% interest paid in kind		15.0%	202,088	No
Other		from 4.9% to 20.0%	5,237	No
Capital lease obligations	27 individual leases ranging between $1-$3,148	From 0.4% to 24.1%	6,683	N/A
Cash overdraft			2,812	N/A
Total debt including cash overdraft			$249,746

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

Among other provisions, the Capital One Credit Facility requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Bank of Montreal Credit Agreement, the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that will gradually reduce the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75.
These financial covenants will again be tested in the fourth quarter of 2013 and future quarterly periods and will use our prior twelve-month operating results as a measurement. We are currently projecting non-compliance with the covenants through the third quarter of 2014 and future waivers will be required in order to maintain compliance in the fourth quarter of 2013 and in the quarters ending in 2014.
An amendment that resets these covenants is an alternative to the need for obtaining waivers. We are in discussions with Capital One with respect to such an amendment. No assurance can be given that we will be successful in obtaining such an amendment or any further waivers or as to the cost of them. In addition, if an event of default occurs and is continuing and such event of default is not waived or the Capital One Credit Facility not amended, the terms of the credit agreement would allow Capital One to prevent us from making any additional borrowings, which we use to access working capital, as our cash is swept by Capital One, and accelerate maturity of the loan. If as a result of an event of default under the Capital One Credit Facility, Capital One accelerates the repayment of amounts we owe to them, there could also be an acceleration of debt repayments of the Notes and other credit agreements. In such an event, we would be required to promptly seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to us, or at all.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a fixed charge coverage ratio and a restriction on our Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than C$8,500 (Canadian dollars) in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility. As of September 30, 2013, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement.
Senior Secured Notes due 2020 - The indenture imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of their capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of September 30, 2013, we were in compliance with the required covenants of the Senior Notes Indenture.
Future Capital Requirements
On April 4, 2013, we closed the private offering of the Notes in an aggregate principal amount of $206,000, issued at 97% of par and maturing on April 15, 2020. We also entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under a specific circumstance. Subsequently, on July 5, 2013, we entered into an amendment, which raised the total commitment under the credit facility to $50,000.
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
Issued and outstanding letters of credit were $1,880 at September 30, 2013, related primarily to workers’ compensation insurance and store leases. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. During the first half of 2012 prices started to decline and from the second quarter of 2012 through the third quarter of 2013, prices have stabilized. We cannot predict if the current cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Individual Actions
On February 7, 2006, Sylvia Hsu, a former employee of American Apparel, filed a Charge of Discrimination with the Los Angeles District Office of the Equal Employment Opportunity Commission (“EEOC”) (Hsu v. American Apparel: Charge No. 480- 2006-00418), alleging that she was subjected to sexual harassment by a co-worker and constructively discharged as a result of the sexual harassment and a hostile working environment. On March 9, 2007, the EEOC expanded the scope of its investigation to other employees of American Apparel who may have been sexually harassed. On August 9, 2010, the EEOC issued a written determination finding that reasonable cause exists to believe we discriminated against Ms. Hsu and women, as a class, on the basis of their female gender, by subjecting them to sexual harassment. No finding was made on the issue of Ms. Hsu's alleged constructive discharge. In August 2013 the parties entered into a Conciliation Agreement providing for an immaterial compensatory payment to Ms. Hsu and our agreement to comply with our Policy on Sexual Harassment and Sexual Discrimination, which Policy was reviewed by the EEOC, and take certain administrative measures relating thereto. The Conciliation Agreement remains in effect for three years.
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
We do not have insurance coverage for the above matters. We have accrued an estimate for the loss contingency for each of the above matters (excluding the Hsu case as noted above) in our accompanying condensed consolidated balance sheet as of September 30, 2013. We may have an exposure to loss in excess of the amounts accrued, however, an estimate of such potential loss cannot be made at this time. Moreover, no assurance can be made that these matters either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, larger than our estimate, which could have a material adverse effect upon our financial condition, results of operations, or cash flows.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased our common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. We filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. Discovery in the federal class action has not yet begun. The Federal Securities Action is covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should any of the above matters (i.e., the Federal Derivative Action, the State Derivative Action, or the Federal Securities Action) be decided against us in an amount that exceeds our insurance coverage, or if liability is imposed on grounds which fall outside the scope of our insurance coverage, we could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm.  We are unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon our financial condition, results of operations, or cash flows.
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
During the three and nine months ended September 30, 2013, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except that we are updating the first and second risk factors described therein to reflect the financing transactions that closed on April 4, 2013 and the other matters disclosed herein. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on March 5, 2013) for the year ended December 31, 2012 for a complete list of our risk factors.
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
In addition, our failure to comply with the various covenants under our indebtedness could have material adverse consequences to us. Such failure may result in our being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue our expansion plans. Our debt agreements contain cross-default or cross-acceleration provisions by which non-compliance with covenants, or the acceleration of other indebtedness of at least a specified outstanding principal amount, could also constitute an event of default under such debt agreements. Accordingly, such a failure could result in the acceleration of all of our outstanding debt, and may adversely affect our ability to obtain financing that may be necessary to effectively operate our business and grow the business going forward. In addition, substantially all of our assets are used to secure our indebtedness, including loans under our credit agreements, our senior secured notes and certain equipment leasing agreements. In the event of a default on these agreements, substantially all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment. We currently project noncompliance with certain of the financial covenants governing our debt agreements into the third quarter of 2014. If we are unable to reach waivers of such noncompliance or appropriate amendments of our debt agreements, an event of default would likely result. In addition, if an event of default occurs and is continuing and such event of default is not waived or the Capital One Credit Facility not amended, the terms of the credit agreement would allow Capital One to prevent us from making any additional borrowings, including a requirement to remit all future collections, and accelerate repayment of the loan. If as a result of an event of default under the Capital One Credit Facility, Capital One accelerates the repayment of amounts we owe to them, there could also be an acceleration of debt repayments of the Notes and other credit agreements. In such an event, we would be required to seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to us, or at all.

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
Date: November 14, 2013

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2013
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2013
John Luttrell