Form 10-K
period 2013-12-31
AMERICAN APPAREL, INC
filed 2014-04-01
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K
_________________________________________________

 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 was approximately $115,070,051 based upon the closing price of the common stock on such date as reported by the NYSE MKT.
The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2014 was approximately 175,108,823 and 173,377,302.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III herein. If the 2014 Proxy Statement is not filed in the 120-day period, the Items comprising the Part III information will be filed as an amendment to this Form 10-K not later than the end of the 120-day period. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2014 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products, and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:
•our future financial condition, results of operations, our plans and our prospects, expectations, goals and strategies for future growth, operating improvements and cost savings and the timing of any of the foregoing;

•
our ability to make our debt service payments and remain in compliance or achieve compliance with financial covenants under our financing arrangements and obtain appropriate waivers or amendments with respect to any noncompliance;

•our liquidity and projected cash flows;
•our plan to make continued investments in advertising and marketing;
•our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;
•the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;
•our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;
•operations outside the United States;
•trends in raw material costs and other costs both in the industry and specific to the Company;
•the supply of raw materials and the effects of supply shortages on our financial condition, results of operations and cash flows;
•economic and political conditions;
•overall industry and market performance;
•the impact of accounting pronouncements;
•our ability to regain and maintain compliance with the listing requirements of NYSE MKT, LLC;
•our ability to improve manufacturing efficiency at our production facilities;
•our ability to improve efficiency and control costs at our distribution facility located in La Mirada, California and successful operation of that facility;
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

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	our financial condition, operating results and projected cash flows;

•	consequences of our significant indebtedness, including our relationships with our lenders and our ability to comply with our debt agreements and generate cash flow to service our debt;

•	our ability to generate cash flow to service our debt and the risk of acceleration of borrowings thereunder as a result of noncompliance;

•	disruptions in the global financial markets;

•	our ability to regain and maintain compliance with the exchange rules of NYSE MKT, LLC;

•	adverse changes in our credit ratings and any related impact on financial costs and structure;

•
continued compliance with U.S. and foreign government regulations, legislation and regulatory environments, including environmental, immigration, labor and occupational health and safety laws and regulations;

•
loss of U.S. import protections or changes in duties, tariffs and quotas and other risks associated with international business including disruption of markets and foreign supply sources, changes in import and export laws, currency restrictions, and currency exchange rate fluctuations;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	changes in the level of consumer spending or preferences or demand for our products;

•	our ability to pass on the added cost of raw materials and labor to customers;

•	our ability to attract customers to our stores;

•	the availability of store locations at appropriate terms and our ability to identify locations and negotiate new store leases effectively and to open new stores and expand internationally;

•	loss or reduction in sales to our wholesale or retail customers or financial nonperformance by our wholesale customers;

•	risks that our suppliers or distributors may not timely produce or deliver our products;

•	changes in the cost of materials and labor, including increases in the price of raw materials in the global market and increases in minimum wages;

•	our ability to effectively carry out and manage our strategy, including growth and expansion both in the U.S. and internationally;

•	technological changes in manufacturing, wholesaling, or retailing;

•	our ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	our ability to improve manufacturing efficiency at our production facilities;

•
our ability to operate our distribution facility located in La Mirada, California without further unanticipated costs or, negative sales impacts, including the ability to achieve, as and when planned, labor cost reductions;

•	location of our facilities in the same geographic area;

•
risks associated with our foreign operations and foreign supply sources, such as disruption of markets, changes in import and export laws, currency restrictions, and currency exchange rate fluctuations;

•
the risk, including costs and timely delivery issues associated therewith, that information technology systems changes may disrupt our supply chain or operations and could impact our cash flow and liquidity, and our ability to upgrade our information technology infrastructure and other risks associated with the systems that operate our online retail operations;

•	our ability to effectively manage inventory levels;

•	our ability to renew leases at existing locations on economic terms;

•	risks associated with the recent downturn in apparel spending in the United States;

•
litigation and other inquiries and investigations, including the risks that we, our officers, or directors in cases where indemnification applies, will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverages;

•	tax assessments by domestic or foreign governmental authorities, including import or export duties on our products and the applicable rates for any such taxes or duties;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	seasonality and fluctuations in comparable store sales and wholesale net sales, and associated margins;

•	general economic conditions, including increases in interest rates, geopolitical events, other regulatory changes and inflation or deflation;

•	disruptions due to severe weather or climate change; and

•	disruptions due to earthquakes, flooding, tsunamis or other natural disasters.
All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

American Apparel, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1. Business
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, "American Apparel" or the “Company” in this Form 10-K, we are referring to American Apparel, Inc. and its subsidiaries on a consolidated basis. Our year ends on December 31 and references to fiscal 2013, fiscal 2012 and fiscal 2011 refer to the years ended December 31, 2013, 2012 and 2011, respectively. In addition, all amounts in this Form 10-K are presented in thousands, except for per share items and unless otherwise specified.

Overview
We are a vertically integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of February 28, 2014, we had approximately 10,000 employees and operated 246 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate an e-commerce website with 12 different localized online stores in seven languages that serves customers from 30 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing and warehousing operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which also includes cutting, sewing and knitting operations. Since 2013 we have conducted our warehousing and distribution operations out of La Mirada, California.
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
Business Segments
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as our online consumer sales to U.S. customers. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 139 retail stores as of December 31, 2013. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2013, the retail operations in the Canada segment were comprised of 32 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States, and Canada. As of December 31, 2013, the retail operations in the International segment were comprised of 77 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude corporate expenses, which consist of shared overhead costs. These costs are presented separately and generally include information technology, human resources, accounting and finance, executive management and legal. Financial information by segment, together with certain geographical information, for the fiscal years ended December 31, 2013, 2012 and 2011 is included in Note 17 - Business Segment and Geographic Area Information to our consolidated financial statements under Part II, Item 8.

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

Growth Strategy
We have developed a growth strategy that is designed to capitalize on our core business strengths. The principal elements contributing to the success of this growth strategy are:
Store Expansion
Our long-term growth strategy and the success of our business depends in part on opening new American Apparel retail stores, the renewal of existing store leases on favorable terms that meet our financial targets, the remodeling of existing stores in a timely manner and the operation of these stores in a cost-efficient manner. We opened nine new stores and closed twelve stores in 2013. Over the long term, we plan to expand our presence in the U.S. and increase our store footprint in markets throughout Europe and Asia.
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
Web Business Refinement
Our website operation represents a growth opportunity for American Apparel as it has the potential to not only increase online sales but also in-store sales. Improvements to the online shopping experience have contributed to our financial growth. In order to remain competitive, we intend to continue refining our online stores with improved functionality, personalized offers, increased service levels and visually optimized content as well as expanding our web presence in more countries and channels. We currently operate 12 e-commerce stores in seven languages that serve customers from 30 countries around the world.
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
New Distribution Center
In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and fully transitioned our distribution operations into this new facility during 2013. Related to these efforts, we installed the High Jump warehouse management system for all distribution activities. Although we incurred significant transition costs and implementation delays associated with this transition, we believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales as it offers an improved distribution platform to scale both retail and wholesale sales channels. The transition to the new distribution center was successfully completed during the fourth quarter of 2013. The center is now fully operational, and labor costs have been reduced.
Enhance Information Systems Infrastructure
We successfully completed the first phase of an enterprise resources planning (“ERP”) system in 2008. This phase included the conversion of our systems for manufacturing and warehouse operations, inventory management and control and wholesale operations. After this first successful implementation, from 2009 through 2013, we have been upgrading and consolidating the financial accounting and control systems for our U.S., European and Canadian operations.
In 2011 we completed the implementation of workforce and labor scheduling optimization systems in all of our retail and manufacturing locations.
In 2012, we upgraded our production forecasting and allocation systems and as a result, enhanced our forecasting accuracy with Logility's demand planning solution.
From 2010 through 2013, we have been installing sales conversion tracking devices and radio frequency identification (RFID) at our stores and as of the end of 2013, achieved full implementation. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
Additionally, during 2012, we replaced our web and e-commerce systems with Oracle's ATG Web Commerce application for our U.S. online store. As of the end of 2013, we have implemented this system for our Canada, United Kingdom, Europe (Euro zone countries), Australia, Hong Kong and Singapore online stores. We intend to implement this system to our remaining online stores by the middle of 2014. The new system offers a complete e-commerce software platform that speeds response times and enables us to deliver a personalized customer buying experience.
In conjunction with the implementation of the Oracle ATG Web Commerce application, we replaced our existing payment processing system with new electronic payment services from CyberSource. In addition, we implemented a payment fraud detection solution. We intend to complete the upgrade of our payment processing system by the middle of 2014.
During 2012 and 2013 we successfully completed the virtualization of over 300 servers, including all our key servers. We plan to complete the virtualization of our servers and move our data center to an off-site location during 2014. We believe that this not only maximizes our server resources but will also enhance system performance and enable faster uptime in a disaster recovery situation.

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
To support these and other initiatives, ongoing infrastructure investments may be required. In the intermediate term, this may include expenditures for machinery and equipment, upgraded information systems and additions to our management team.
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

Purchased yarn is sent to knitters to be knit into “greige” fabric, which is fabric that is not dyed or processed. We operate circular and flat knitting machines, which use jersey, piqué, fleece and ribbing to produce fabric using cotton and cotton/polyester yarns. We also utilize third-party commissioned knitters. As of December 31, 2013, our knitting facilities knit approximately 63% of the total greige fabric used in our garments and had approximately 84 employees. Knitted greige fabric produced by our Los Angeles and Garden Grove facilities, or by other commissioned knitters, is batched for bleaching and dyeing. The greige fabric is then transported to our dyeing and finishing facilities or other commissioned dye houses. In some cases, dyed fabric is transferred to subcontractors for fabric laundering.

As of December 31, 2013, our dyeing and finishing facilities in the Los Angeles metropolitan area dye approximately 99% of the dyed fabric used in our garments and had approximately 226 employees. Most fabric is shipped to our primary manufacturing facility in downtown Los Angeles, where it is inspected and then cut on manual and automated cutting tables, and subsequently sewn into finished garments. Approximately 19% of our fabric is purchased directly from third parties, along with all trims. Garments are sewn by teams of sewing operators typically ranging from ten to thirty operators, depending on the complexity of a particular garment. Each sewing operator performs a different sewing operation on a garment before passing it to the next operator. Sewing operators are compensated on a modified piece-rate basis. Quality control personnel inspect finished garments for defects and reject any defective product. We also manufacture certain hosiery products in-house at the downtown Los Angeles facility, where we do knitting and inspection. Washing, boarding and packaging is performed at our South Gate facility. As of December 31, 2013, approximately 3,835 employees were directly involved in the cutting, sewing, and hosiery operations at the downtown Los Angeles facility, as well as our South Gate and Garden Grove facilities.
We purchase yarn, certain fabrics and other raw materials from a variety of vendors during the course of a year. The inputs that we use are produced competitively by a large number of potential suppliers.
Retail
As of December 31, 2013, our retail operations consisted of 248 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, Germany, France, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea and China. Our retail operations principally target young adults aged 18 to 35 via our unique assortment of fashionable clothing, accessories and compelling in-store experience. We have established a reputation with our customers who are culturally sophisticated, creative, and independent-minded. Our product offerings include basic apparel and accessories for men and women, as well as apparel for children. Stores average approximately 2,500-3,000 square feet of selling space. Our stores are primarily located in large metropolitan areas, emerging neighborhoods, and select university communities.
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
To serve our wholesale customers, we operate a call center out of our Los Angeles headquarters. The call center is staffed with approximately 50 customer service representatives initiating sales calls, answering incoming phone calls, emails and faxes, and assisting customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. During the second half of 2012, we moved one of our call centers from Neuss, Germany to Montreal, Canada.
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
Online Consumer Sales
We currently have 12 different online stores in the United States, Canada, the United Kingdom, Continental Europe, Switzerland, Japan, South Korea, Australia, Mexico, Brazil, Singapore and Hong Kong. All online stores can be accessed at www.americanapparel.com.
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
Employees
As of December 31, 2013, we employed a work force of approximately 10,000 employees worldwide. To ensure our long-term success, we must attract, hire, develop, and retain skilled manufacturing, retail, sales, creative, and administrative employees, as well as executives. Competition for such employees can be intense.
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
To support continued growth, we have initiated a strategic review of our information systems. We implemented an ERP system that replaced, enhanced and integrated many elements of our existing information systems. In 2013, we completed a financial system consolidation for our Canadian, Japan and Australian operations; replaced our web and e-commerce systems with Oracle's ATG Web Commerce application for our Canada, United Kingdom, Europe (Euro countries), Australia, Hong Kong and Singapore online stores; and installed the High Jump warehouse management system for all distribution activities at our La Mirada distribution center.
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

Item 1A. Risk Factors
We have substantial indebtedness, which could have adverse consequences to us, and we may not be able to generate sufficient cash flow to fund our liquidity needs, including servicing our indebtedness.
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
Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. We are permitted by the terms of our indebtedness, including our senior secured notes and the Capital One Credit Facility (as defined below), to incur additional indebtedness, subject to the restrictions therein. We have experienced negative cash flows from operating activities in the past, and our business may not generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs. Such event could have a material adverse effect on us and we may need to take various actions, which also could have material adverse consequences to us, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions or investments, and we may not be able to do so on commercially reasonable terms or at all.
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
Under the Capital One Credit Facility, we were in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and we anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation.
On March 25, 2014, we entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at our option); and increases the fees payable upon early termination.
Under the indenture governing our senior secured notes, a special interest trigger event occurred as of December 31, 2013 because our consolidated total net leverage ratio, as calculated under the indenture, exceeded 4.50 to 1.00. As a result, interest on the senior secured notes now accrues at a rate of 15% annum, with the interest in excess of 13% per annum payable in-kind for any interest payment date prior to April 15, 2018 and in cash for any interest payment date thereafter. The additional 2% per annum of interest accrues retroactively from the issue date of the senior secured notes. Similarly, because of the special interest trigger event, the interest rate on the Lion Loan Agreement also increased from 18% to 20% per annum with the additional 2% payable retroactively from the date of the loan agreement. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind. We are currently paying the interest under the Lion Loan Agreement in cash as the terms of our other debt agreements do not currently permit payment in-kind.
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
If we are unable to maintain the listing of the common stock on the NYSE MKT or any other securities exchange, it may be more difficult for you to sell your securities.
The common stock is currently traded on the NYSE MKT. On February 28, 2014, we received a letter from NYSE MKT indicating that we are not in compliance with the continued listing standards of NYSE MKT set forth in Section 1003(a)(iv) of the NYSE MKT LLC Company Guide. In order to maintain its listing, we have submitted a plan of compliance by addressing how we intend to regain compliance with Section 1003(a)(iv) of the Company Guide by April 15, 2014. If the plan is accepted, we may be able to continue our listing but will be subject to periodic review by NYSE MKT. If the plan is not accepted or if we do not make progress consistent with the plan by April 15, 2014, NYSE MKT will initiate delisting proceedings as appropriate. No assurance can be given that we will regain compliance with those listing requirements or that we will continue to meet the listing requirements of NYSE MKT in the future. If for any reason the NYSE MKT should delist the common stock, and we are unable to obtain listing on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•
a determination that the common stock is a “penny stock,” if the securities sell for a substantial period of time at a low price per share which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock.

There will be a substantial number of shares of our common stock available for issuance or sale in the future that would result in dilution to existing public stockholders, may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.
Dov Charney and our warrant-holders currently own or have the right to acquire a substantial number of shares of our common stock. As of December 31, 2013, Mr. Charney owned 47.2 million shares of our common stock and has the contractual right to receive, upon the satisfaction of certain performance conditions or stock price thresholds, up to an additional 25.0 million shares of our common stock. We also have outstanding warrants exercisable to purchase an aggregate of 21.6 million shares of our common stock. Mr. Charney and Lion Capital LLP ("Lion") also have certain registration rights with respect to their shares of common stock (in the case of Lion, the shares underlying its warrants).
As of December 31, 2013 assuming (i) issuance in full of the shares of common stock that Mr. Charney has a right to purchase or receive as described above, (ii) exercise in full of the warrants described above (including new warrants issuable to Lion if such shares are issued to Mr. Charney), (iii) exercise in full of currently outstanding employee options to purchase, vesting of unvested restricted stock awards, including issuance of contingent employee restricted stock awards and options, with respect to a total of 25.0 million shares of common stock and (iv) no other issuances of common stock or securities convertible, exercisable or exchangeable for common stock, the percentage ownership of stockholders other than Mr. Charney, the Investors (as defined below), and holders of outstanding warrants as described above would be reduced from approximately 45% to approximately 30%.

Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of March 31, 2014, Mr. Charney beneficially owned approximately 27% of our outstanding common stock and Lion beneficially owned approximately 12% of our outstanding common stock. Mr. Charney and Lion also have the right to acquire additional beneficial ownership under certain circumstances as described above.
In addition, Mr. Charney and Lion are parties to an investment agreement pursuant to which Lion has the right to designate up to two directors on our Board of Directors and a board observer (or, if we increase our board size to 12, up to three directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants. The investment agreement also restricts us from increasing the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above). The two Lion designees on our board of directors and Lion's board observer resigned on March 30, 2011. Lion retains its ability to re-designate directors to our board of directors and a board observer.
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
Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas such as fashion apparel. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by any future decreases in economic activity in the markets we serve that could potentially cause a decline in consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic conditions and political conditions, acts of terrorism, consumer perceptions of personal well-being and security and other macroeconomic factors affecting consumer spending behavior. A decrease in consumer discretionary spending as a result of economic conditions may decrease the demand for our products. In addition, reduced consumer spending may cause us to lower prices, or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.
Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. Global financial conditions may materially and adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer purchases and our financial results. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
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
Our trademarks and service marks, and certain other intellectual property, have been registered, or are the subject of pending applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. Our products are noted for their quality and fit, and our edgy, distinctive branding has differentiated us in the marketplace. As such, the trademark and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademark and brand against infringement, but we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.
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
Our ability to obtain real estate to open new stores in desirable locations depends upon the availability of real estate that meets our criteria, which includes, among other items, projected foot traffic, square footage, customer demographics and whether we are able to negotiate lease terms that meet our operating budget. In addition, we must be able to effectively renew our existing store leases from time to time. Failure to secure real estate in desirable locations on economically beneficial terms or to renew leases on existing store locations on economically beneficial terms could have a material adverse effect on our results of operations.
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
We anticipate that we will incur significant costs related to starting up and maintaining additional foreign operations. Costs may include, and will not be limited to, setting up foreign offices and hiring experienced management. These increased demands may cause us to operate our business less effectively, which in turn could cause deterioration in the performance of our stores. Furthermore, our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
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
We depend on the efforts and skills of our management team and other key personnel, and the loss of services of one or more members of this team, each of whom have substantial experience in the apparel industry, could have an adverse effect on our business. Our senior officers closely supervise all aspects of our business, in particular the design and production of merchandise and the operation of our stores. If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In particular, we believe we have benefited substantially from the leadership and strategic guidance of Dov Charney. The loss of Dov Charney would be particularly harmful as he is considered intimately connected to our brand identity and is the principal driving force behind our core concepts, designs and growth strategy.
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
The manufacture of our products is labor intensive and utilizes raw materials supplied by third parties. An important part of American Apparel branding and marketing is that our products are made in the United States. The Federal Trade Commission has stated that for a product to be called “Made in USA”, or claimed to be of domestic origin without qualifications or limits on the claim, the product must be “all or virtually all” made in the United States. The term “United States” includes the 50 states, the District of Columbia, and the U.S. territories and possessions. “All or virtually all” means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no - or negligible - foreign content. We meet the Federal Trade Commission's “Made in USA” standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the United States, either directly by us in our knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the United States. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the United States could also force us to move all or a portion of our manufacturing overseas, which could adversely affect our brand identity.
Similarly, increases in the prices of raw materials or the prices we pay to the suppliers of the raw materials used in the manufacturing of our products, and shortages in such materials, could have a material adverse effect on our financial condition and results of operations. For example, the price of yarn and the cost of certain related fabrics has historically fluctuated. Such shortages may result in an increase in our manufacturing costs and could result in a material adverse effect on our financial condition and results of operations, and we are unable to predict whether we will be able to successfully pass on the added cost of raw materials to our wholesale and retail customers. In addition, increases in the cost of, or shortages in, our raw material inputs could adversely affect our ability to compete. Further, we could be forced to seek to offset any increased raw material costs by relocating all or a portion of our manufacturing overseas to locations with lower labor costs.
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

We conduct all of our manufacturing operations in the Los Angeles metropolitan area. Specifically, we operate principally out of an 800,000 square foot facility in downtown Los Angeles, which houses our executive offices, as well as our cutting and sewing operations. Our distribution operations are located in La Mirada, California. We also operate the following: a knitting facility in Los Angeles, California; a cutting, sewing, garment dyeing and finishing facility in South Gate, California; a fabric dyeing and finishing facility in Hawthorne, California; as well as a a cutting, sewing, fabric dyeing and finishing facility in Garden Grove, California. As a result of geographic concentration, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances.
Southern California is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, canceled sales and a loss of loyalty to our brand. Furthermore, if there were a major earthquake, we may have to cease operations for a significant portion of time due to possible damage to our factory or inability to deliver products to our distribution center.
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
Our online retail operations accounted for approximately 10% of net sales for the year ended December 31, 2013 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

•	changes in consumer preferences and buying trends relating to Internet usage;

•	changes in required technology interfaces;

•	web site downtime;

•	difficulty in recreating the in-store experience on our website; and

•
risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.
Failure to protect the integrity and security of our information systems and our customers’ information could materially, adversely affect our results of operations, damage our reputation and expose us to litigation.
Our operations, including sales through our e-commerce website and retail stores, involve the collection, storage and transmission of customers' credit card information and personal identification data, as well as employee information and non-public company data. The costs associated with maintaining the security of such information, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud or a malicious breach of our information systems, could materially adversely affect our results of operations. If the security of the customer data stored on our servers or transmitted by our networks were breached, our reputation may be materially adversely affected, which could negatively impact our sales results, and we may be subject to litigation. To date, we have not experienced a significant security breach.

We operate in the highly competitive retail and apparel industries and our market share may be adversely impacted at any time by the significant number of competitors in our industries that may compete more effectively than we can.
The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The retail apparel industry, in general, and the imprintable apparel market, specifically, is fragmented and highly competitive. Prices of certain products we manufacture, particularly T-shirts, are determined based on market conditions, including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future. We compete with national and local department stores, specialty and discount store chains, independent retail stores and Internet businesses that market similar lines of merchandise. Many of our competitors are, and many of our potential competitors may be, larger, have substantially greater name recognition than we do and have greater financial, marketing and other resources and, therefore, may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.
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
We rely heavily on immigrant labor. Adverse changes to existing laws and regulations applicable to employment of immigrants, enforcement requirements or practices under those laws and regulations, and inspections or investigations by immigration authorities or the prospects or rumors of any of the foregoing, even if no violations exist, could negatively impact the availability and cost of personnel and labor to us. As a result, we could experience very substantial turnover of employees on short or no notice, which could result in manufacturing and other delays. We may also have difficulty attracting or hiring new employees in a timely manner, resulting in further delays. These delays could materially adversely affect our revenues and costs and our ability to compete. If we are not able to continue to attract and retain sufficient employees, our manufacturing capabilities, operations and financial results would be adversely affected.
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

As of December 31, 2013, we are being audited by Government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes and customs duties for certain previous years. In connection with one such audit, the German customs authority has issued retroactive assessments on our imports totaling €3,634 or $5,003 at the December 31, 2013 exchange rates. Although we believe that we properly assess and remit all required sales, VAT, income, and other taxes and customs duties in Germany and other applicable jurisdictions, no assurance can be made that these matters will not have a material adverse effect on our financial condition and results of operations. In particular, disruptions in our operations in Germany as a result of customs enforcement actions or otherwise could have a material adverse effect on our E.U. business and operations.
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
We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 28% of our net sales for the year ended December 31, 2013. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer's financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials of our customers. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.

Item 2. Properties
The following table sets forth the location and use of each of American Apparel’s principal non-retail properties, which are all leased each of which is used in connection with all of our operating segments, with the exception of our foreign offices, which are used solely in connection with our Canada and International segments respectively:

Los Angeles, California	Headquarters, Sewing, Cutting and Warehousing
Los Angeles, California	Knitting Facility
Hawthorne, California	Fabric Dyeing and Finishing Facility
South Gate, California	Cutting, Sewing, Garment Dyeing and Finishing Facility
Garden Grove, California	Cutting, Sewing, Knitting, Fabric Dyeing and Finishing Facility
La Mirada, California	Distribution Center
Montreal, Quebec	Offices
London, England	Offices
Tokyo, Japan	Offices
Seoul, South Korea	Offices
All of our retail stores are leased, well maintained and in good operating condition. Our retail stores are typically leased for a term of five to ten years with renewal options for an additional five to ten years. Most of these leases provide for base rent, as well as maintenance and common area charges, real estate taxes and certain other expenses. Selling space of opened stores will sometimes change due to store renovations that modify space utilization, use of staircases, the configuration of cash registers, and other factors. As well, a number of our store locations have undergone expansions in the past several years. Among our retail operations, we also operate seven concession locations as of December 31, 2013.

The following tables set forth American Apparel’s existing retail stores by geographic region, as of December 31, 2013:
Domestic Locations (139)

Arizona (2)		Florida (7)	Massachusetts (3)
Scottsdale		Boca Raton	Boston—
Tucson		Miami Beach—	Back Bay
		Lincoln Road	Newbury Street
California (38)		Sunset Drive	Cambridge
Arcadia	Manhattan Beach	Washington Ave.
Berkeley	Palo Alto	Orlando
Camarillo	Pasadena	St. Augustine	Michigan (3)
Claremont	Rancho Cucamonga	Wellington	Ann Arbor
Commerce	San Diego—		East Lansing
Costa Mesa	Fashion Valley	Georgia (2)	Royal Oak
Gilroy	Hillcrest	Atlanta—
Huntington Beach	Pacific Beach	Lenox Mall	Minnesota (2)
Irvine Spectrum	San Francisco—	Little Five Points	Bloomington
Los Angeles—	China Gate		Minneapolis
Canoga Park	Haight Ashbury	Hawaii (1)
Echo Park	Union Street	Honolulu—	Missouri (1)
Factory Store	Santa Barbara	Ala Moana	Kansas City
Hollywood	Santa Clara
Little Tokyo	Santa Cruz	Illinois (7)	Nevada (3)
Los Feliz	Santa Monica—	Chicago—	Las Vegas—
Melrose	Main Street	Belmont & Clark	Boca Park
Robertson	Third Street Promenade	Gold Coast	Miracle Mile
Westwood Village	Studio City	Lincoln Park	Premium Outlets
West Hollywood	Venice	State St.
Malibu	Ventura	Wicker Park	New Jersey (4)
		Evanston	Cherry Hill
Colorado (2)		Schaumburg	Edison
Boulder			Hoboken
Denver		Louisiana (1)	Paramus
New Orleans
Connecticut (2)
New Haven		Maryland (4)
South Norwalk		Annapolis
Baltimore
District of Columbia (2)		Bethesda
Georgetown		Silver Spring
Lincoln Square

Domestic Locations (139) (cont'd.)

New York (25)	Pennsylvania (4)	Oregon (4)	Washington (3)
Brooklyn—	King of Prussia	Eugene	Seattle—
Bond Street	Philadelphia—	Portland—	Capitol Hill
Carroll Gardens	Sansom Common	Hawthorne Blvd.	Downtown Seattle
Court Street	Walnut Street	Stark Street	University Way
Nassau Avenue	Pittsburgh—	Tigard
Park Slope	Shadyside
Williamsburg		Wisconsin (2)
Central Valley	South Carolina (1)	Madison
Garden City	Charleston	Milwaukee
Manhattan—
Bleecker Street	Tennessee (2)
Chelsea	Memphis
Columbia University	Nashville
Columbus Circle
FIT	Texas (7)
Flatiron	Austin—
Gramercy Park	Congress Ave
Harlem	Guadalupe Street
Hell’s Kitchen	Dallas—
Lower Broadway	Mockingbird
Lower East Side	NorthPark Center
Noho	Houston
Soho	Round Rock
Tribeca	San Antonio—
Upper East Side	La Cantera
Upper West Side
White Plains

North Carolina (1)	Utah (1)
Charlotte—	Salt Lake City
SouthPark Mall
Vermont (1)
Ohio (3)	Burlington
Cincinnati
Cleveland	Virginia (1)
Columbus	Richmond

Canada (32)

Alberta (4)	Ontario (12)	Saskatchewan (1)
Calgary—	Kingston	Saskatoon
17th Avenue	London
Market Mall	Ottawa—
Edmonton—	Rideau Centre
82nd Avenue	Thornhill
West Edmonton Mall	Toronto—
Bloor Street
British Columbia (6)	Queen Street
Burnaby	Sherway Gardens
Kelowna	Yonge & Dundas
Vancouver—	Yonge & Eglington
Granville	Yorkdale Shopping Centre
South Granville	Vaughan
West 4th Street	Waterloo
Victoria
Quebec (7)
Manitoba (1)	Laval
Winnipeg	Montreal—
Cours Mont-Royal
Nova Scotia (1)	Mont-Royal Est
Halifax	St-Denis
Ste-Catherine West
Pointe-Claire
Quebec—
Westmount

International Locations (77)

Europe (57)

Austria (1)	Germany (10)	United Kingdom (22)	Spain (1)
Vienna	Berlin—	Birmingham	Barcelona
	Bayreuther Strasse	Brighton
Belgium (1)	Münzstrasse	Bristol	Sweden (2)
Antwerp	Düsseldorf	Glasgow	Stockholm—
	Frankfurt	Leeds	Götgatan
France (12)	Hamburg—	Liverpool	Kungsgatan
Aix-en-Provence	Jungfernstieg	London—
Lyon	Schanzenstrasse	Camden High Street	Switzerland (2)
Paris—	Köln	Carnaby Street	Zurich—
Marais	Munich—	Covent Garden	Josefstrasse
Vielle du Temple	Sendlinger Strasse	Kensington High Street	Rennweg
Beaurepaire	Oberhausen	King's Cross
Avenue Victor Hugo	Stuttgart	Oxford Street
Saint-Germain		Portobello Road
Saint-Honore (2)	Ireland (1)	Selfridges
Galeries Lafayette	Dublin	Shoreditch
La Defense		Stanstead
Toulouse	Italy (2)	Stratford
	Milan	Westfield
	Rome	Manchester (3)
Nottingham
Netherlands (3)
Amsterdam—
Bijenkorf
Noordermarkt
Utrechtsestraat

Asia (12)		Other International (8)

China (3)	South Korea (5)	Israel (1)	Australia (5)
Beijing—	Busan	Tel Aviv	Adelaide
Nali Mall	Seoul—		Melbourne
PVG	Chungdam	Mexico (1)	Myer Melbourne
Joy City	Hong Dae	Mexico City—	Myer Sydney
	Kangnam	Polanco	Sydney
Myung-dong
Japan (4)		Brazil (1)
Osaka—		São Paulo
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
We do not have insurance coverage for the above matters. Each of the aforementioned wage and hour cases have been proceeding in arbitration. All of these cases have been settled on an aggregate and class-wide basis for a payment by us in the total amount of $875, most of which will be paid to class members and to their attorneys. Certain class members have opted out of the settlement and so may proceed with individual claims. Also, the settlement is subject to and conditional upon approval of the arbitrator, and if the arbitrator approves, one or more of the California Superior Courts. There is no guarantee that such approvals will be obtained.
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
Four shareholder derivative lawsuits (Case No. BC 443763, Case No. BC 443902, Case No. BC 445094, and Case No. BC 447890) were filed in fall of 2010 in the Superior Court of the State of California for the County of Los Angeles, which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action").
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

Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of our officers and executives on behalf of American Apparel shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased our common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. We filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. On November 6, 2013, the Court issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed Motion for Preliminary Approval of the settlement on December 16, 2013. The settlement, if approved, would result in a payment by our insurance carrier of $4,800. The Federal Securities Action is covered under our Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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
The Company has previously disclosed an arbitration filed by the Company on February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  The Company settled one of these cases with no monetary liability to the Company.  In another case, the arbitrator ruled that both American Apparel and the plaintiff had established certain claims and damages against one another resulting in a net inconsequential amount awarded to the plaintiff. The Company is awaiting the arbitrator’s ruling on the outstanding attorney’s fees issue in this case.  The Company cannot provide assurances that, the amount and ultimate liability, if any, with respect to the remaining actions will not materially affect the Company's business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The principal market on which our common stock is traded is the NYSE MKT. Our common stock is traded under the symbol APP.
The following table sets forth the range of high and low sales prices for our common stock and for the periods indicated:

	Common Stock
	High	Low
2012
Fourth Quarter	$1.61	$0.83
Third Quarter	1.70	0.82
Second Quarter	1.09	0.75
First Quarter	1.21	0.63
2013
Fourth Quarter	$1.52	$1.01
Third Quarter	2.09	1.23
Second Quarter	2.20	1.76
First Quarter	2.40	1.00
(b) Holders
On March 31, 2014 there were 1,250 record holders and approximately 9,036 beneficial holders of our common stock.
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
(f) Recent Sales of Unregistered Securities
None.
(g) Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2009 through December 31, 2013 with the cumulative total return of companies comprising the Dow Jones Industrial Average, the Dow Jones U.S. Retail Index, and the S&P500. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average, the Dow Jones U.S. Retail Index, and the S&P500 over the indicated time periods, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Dates	American Apparel	Dow Jones U.S. Retail	Dow Jones Industrial	S&P 500
December 31, 2008	100.00	100.00	100.00	100.00
December 31, 2009	155.78	127.75	118.82	123.45
December 30, 2010	83.42	147.91	131.92	139.24
December 31, 2011	36.18	156.29	139.21	139.23
December 31, 2012	50.75	188.34	149.31	157.90
December 31, 2013	117.59	255.28	188.88	204.63

Item 6. Selected Financial Data
The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2013, 2012 and 2011 and the selected historical financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2013 and 2012 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the years ended December 31, 2010 and 2009 and the selected historical financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2011, 2010 and 2009 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands Except Per Share Data)
Consolidated Statements of Operations Data:
Net sales	$633,941	$617,310	$547,336	$532,989	$558,775
Gross profit	$320,885	$327,383	$294,900	$279,909	$319,912
(Loss) income from operations	$(29,295)	$962	$(23,293)	$(50,053)	$24,415
Net (loss) income	$(106,298)	$(37,272)	$(39,314)	$(86,315)	$1,112
Per Share Data:
Net (loss) earnings per common share - basic	$(0.96)	$(0.35)	$(0.42)	$(1.21)	$0.02
Net (loss) earnings per common share - diluted	$(0.96)	$(0.35)	$(0.42)	$(1.21)	$0.01
Weighted average number of common shares outstanding:
Basic	110,326	105,980	92,599	71,626	71,026
Diluted	110,326	105,980	92,599	71,626	76,864
Consolidated Balance Sheets Data:
Total assets	$333,752	$328,212	$324,721	$327,950	$327,579
Working capital (1)	$74,261	$80,022	$97,013	$3,379	$121,423
Total long-term debt less current maturities (2)	$218,921	$112,856	$98,868	$5,597	$71,372
Stockholders’ (deficit) equity	$(77,404)	$22,084	$48,130	$75,024	$157,341
___________________________
(1) Excludes fair value of warrants of $20,954, $17,241, $9,633, and $993 as of December 31, 2013, 2012, 2011 and 2010, respectively.
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
Overview
We are a vertically integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of February 28, 2014, we had approximately 10,000 employees and operated 246 retail stores in 20 countries, including the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We currently operate 12 e-commerce stores in seven languages that serve customers from 30 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing and warehousing operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing and garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility located in Garden Grove, California, which also includes cutting, sewing and knitting operations. Since 2013 we have conducted our warehousing and distribution operations out of La Mirada, California.
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
We report the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of our wholesale operations and our online consumer operations in the United States. The U.S. Retail segment consists of our retail store operations in the United States, which were comprised of 139 retail stores as of December 31, 2013. The Canada segment consists of our retail, wholesale and online consumer operations in Canada. As of December 31, 2013, the retail operations in the Canada segment were comprised of 32 retail stores. The International segment consists of our retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2013, the retail operations in the International segment comprised 77 retail stores in the following 18 countries: the United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Brazil, Mexico, Japan, South Korea, and China.
The results of the respective business segments exclude unallocated corporate expenses, which consist of our shared overhead costs. These costs are presented separately and generally include corporate costs such as human resources, legal, finance, information technology, accounting, and executive management.

The following table details, by segment, the change in retail store count during the years ended December 31, 2013, 2012 and 2011:
Stores Opened by Year

	United States	Canada	International	Total
Stores open as of December 31, 2010	157	40	76	273
2011
Opened	1	—	4	5
Closed	(15)	(3)	(11)	(29)
Stores open as of December 31, 2011	143	37	69	249
2012
Opened	1	—	9	10
Closed	(4)	(2)	(2)	(8)
Stores open as of December 31, 2012	140	35	76	251
2013
Opened	3	—	6	9
Closed	(4)	(3)	(5)	(12)
Stores open as of December 31, 2013	139	32	77	248
Comparable Store Sales
The table below shows the increase (decrease) in comparable store sales for our retail and online stores, by quarter, for the years ended December 31, 2013, 2012, and 2011 and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations both in the current period and the prior year comparable period using the weighted-average foreign exchange rate for the prior comparable period to achieve a consistent basis for comparison.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full year
2013 (1)	8%	7%	2%	(3)%	3%
Number of Stores	238	237	237	235
2012	14%	16%	20%	11%	15%
Number of Stores	243	244	242	238
2011	(5)%	1%	3%	8%	2%
Number of Stores	249	248	244	241
(1) Comparable store sales results include the impact of online store sales and has been adjusted to exclude impact of extra leap-year day in 2012.

Executive Summary
Results of Operations
Net sales for the year ended December 31, 2013 increased $16,631, or 2.7%, to $633,941 from $617,310 reported for the year ended December 31, 2012 due to higher sales at our U.S. Wholesale and U.S. Retail segments.
Net sales at our U.S. Wholesale segment increased by $15,896, or 8.6%, driven by higher sales order volume from existing and new customers. We improved our service levels through better inventory planning, which helped facilitate new account generation as well as grow business with our existing client roster. The launch of a new and expanded wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly to third party screen printers. Online consumer net sales increased primarily as a result of the implementation of a new e-commerce platform in late 2012, which improved web store functionality, as well as a result of targeted online advertising and promotion efforts.
Net sales at our U.S. Retail segment increased $6,125, or 3.1%, due to a 3% increase in comparable store sales as a result of continued strength in product offerings and targeted strategic promotions.
Net sales at our Canada and International segments decreased $5,390, or 2.3%, due primarily to store closures and the negative impact of foreign currency fluctuations.
Gross margin for the year ended December 31, 2013 was 50.6% compared to 53.0% for the year ended December 31, 2012. The decrease in the gross margin was primarily due to higher distribution costs and promotions associated with our retail operation and increased production costs associated with our manufacturing operation. See Changes in Supply Chain Operation below.
Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales was approximately 55.2% in 2013 and 52.9% in 2012. Excluding the effects of depreciation, amortization, impairment charges and share-based compensation expenses between the two periods, operating expenses as a percentage of sales increased from 47.2% to 49.5%. The increase was primarily attributable to incremental costs associated with the transition to our new distribution center in La Mirada, California. See Changes in Supply Chain Operation below.
Loss from operations was $29,295 for the year ended December 31, 2013 as compared to income from operations of $962 for the year ended December 31, 2012. Higher sales volume was offset by lower gross margins and an increase in our operating expenses as discussed above.
Net loss for the year ended December 31, 2013 was $106,298 as compared to $37,272 for the year ended December 31, 2012 primarily as a result of a loss on extinguishment of debt related to our April 2013 refinancing and added costs associated with our distribution center. For the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $32,101 related to our April debt refinancing. For the year ended December 31, 2012, we recognized a gain on extinguishment of debt of $11,588. See Results of Operations for further details.
Changes in Supply Chain Operation
The transition to our new distribution center in La Mirada, California had a significant negative impact on our earnings and cash flow in 2013. We incurred incremental distribution costs associated with these transition activities and recorded additional cost of sales of approximately $3,027 and selling expenses of approximately $11,847 in our statement of operations for the year ended December 31, 2013. The issues related to the transition primarily relate to improper system design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required us to employ additional staff in order to meet customer demand. In addition, although we are unable to quantify the impact, we believe the disruption caused by the cut-over to the new distribution center had a negative impact on sales. The transition was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.

Liquidity Trends
We generate cash primarily through the sale of products manufactured by us at our retail stores and through our wholesale operations. Primary uses of cash are for the purchase of raw materials, payroll for our manufacturing and retail employees, retail store operating expenses and rent for retail stores.
As of December 31, 2013, we had approximately $8,676 in cash and $6,268 of availability for additional borrowings under our asset-backed revolving credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") and our credit agreement with Bank of Montreal ("the Bank of Montreal Credit Agreement"). Additionally, we had $43,526 outstanding on a $50,000 asset-backed revolving credit facility under our Capital One Credit Facility and $443 outstanding on a C$5,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement, which was reduced to C$2,000 (Canadian dollars) effective February 28, 2014. Amounts outstanding under the Bank of Montreal Credit Agreement were repaid, and on March 31, 2014 expired by its terms. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
As of February 28, 2014, we had approximately $4,878 in cash and $3,299 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement.
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our 13% Senior Secured Notes (the "Notes") due April 15, 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement governing our credit facility with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. We used the net proceeds from the offering of the notes, together with borrowings under the new credit facility to repay and terminate our credit agreement with Crystal Financial LLC ("Crystal") and our loan agreement with Lion. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic restricted subsidiaries, subject to some exceptions. See Notes 7 and 8 to our consolidated financial statements under Part II, Item 8.
During the third quarter of 2013, we determined it was probable that a special interest trigger event under the indenture governing the Notes would occur as of December 31, 2013 and accrued interest on the Notes at 15% retroactive to April 4, 2013, representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. We recorded $3,044 in additional interest expense related to the special interest trigger event for the year ended December 31, 2013. We will pay in-kind the additional 2% interest retroactive to the issue date of the Notes on the next interest payment date, April 15, 2014.
Under the Capital One Credit Facility, we were in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and we anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75.
On March 25, 2014, we entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at our option); and increases the fees payable upon early termination.
On May 22, 2013 we entered into a loan agreement with Lion (the “Lion Loan Agreement”) in a principal amount of $4,500. On November 29, 2013, the Lion Loan Agreement was amended to increase the amount we borrowed by $5,000 and to make certain other technical amendments. The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at an initial interest rate of 18% per annum, which interest rate increased to 20% per annum due to the occurrence of a special interest trigger event under our Notes. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind.
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of approximately $28,500. As a result of this offering, our common stock issued and outstanding were 175,109 and 173,377 shares. Additionally, our underwriters have a 30 day option to acquire up to an additional 8,500 shares of our common stock at $0.50 per share.

Management Plan
We continue to develop initiatives intended to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing into January of 2014, significant reductions were made in payroll and related costs associated with manufacturing and administrative overheads. We also instituted a program in the first quarter of 2014 to limit capital expenditures. Additionally, we intend to continue to drive productivity improvements from our new distribution center, further reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Some of our key initiatives in 2013 include:
Completed RFID implementation – From 2010 through 2013, we enhanced our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems. As of the end of 2013, we completed the enhancement of our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems at all of our stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
New e-commerce platform – During the third quarter of 2012 we implemented a new online store platform for our U.S. online stores that resulted in functional improvements to our website and fulfillment processes and will allow us to tailor the look and feel of the online store to enhance the customer online shopping experience. The new store platform will also enable faster deployment of online stores to new international regions. As of the end of 2013, we have implemented this system for our Canada, United Kingdom, Europe (Euro zone countries), Australia, Hong Kong and Singapore online stores. We intend to implement this system to our remaining online stores by the middle of 2014. The new system offers a complete e-commerce software platform that speeds response times and enables us to deliver a personalized customer buying experience and we believe that these improvements will contribute to our continued financial growth as our website has the potential to not only increase online sales but also in-store sales.
In conjunction with the implementation of the Oracle ATG Web Commerce application discussed above, we replaced our existing payment processing system with new electronic payment services from CyberSource. In addition, we implemented a payment fraud detection solution. We intend to complete the upgrade of our payment processing system by the middle of 2014.
In addition to completing the implementation of the Oracle ATG Web Commerce application for our retail online stores, we intent to roll-out a new business-to-business online platform for our wholesale channel in 2014. The new system will improve distributors' ability to place sales order and will be mobile optimized, which we believe will enhance the shopping experience for our distributors.
During 2012 and 2013 we successfully completed the virtualization of over 300 servers, including all our key servers. We plan to complete the virtualization of our servers and move our data center to an off-site location during 2014. We believe that this not only maximizes our server resources but will also enhance system performance and enable faster uptime in a disaster recovery situation.
New distribution center - In June 2012 we entered into a new operating lease agreement for a new distribution center located in La Mirada, California and fully transitioned our distribution operations into this new facility during 2013. Related to these efforts, we installed the High Jump warehouse management system for all distribution activities. Although we incurred significant transition costs and implementation delays associated with this transition, we believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales as it offers an improved distribution platform to scale both retail and wholesale sales channels. The transition to the new center was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.
Although we have made significant improvements under this plan, there can be no assurance that further planned improvement will be successful.

Results of Operations
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
(Amounts in thousands)

	For the Years Ended December 31,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$201,251	31.7%	$185,355	29.6%
U.S. Retail	205,011	32.3%	198,886	32.2%
Canada	60,134	9.5%	63,669	10.3%
International	167,545	26.4%	169,400	27.9%
Total net sales	633,941	100.0%	617,310	100.0%
Cost of sales	313,056	49.4%	289,927	47.0%
Gross profit	320,885	50.6%	327,383	53.0%

Selling expenses	241,683	38.1%	227,447	36.8%
General and administrative expenses	106,957	16.9%	97,327	15.8%
Retail store impairment	1,540	0.2%	1,647	0.3%
(Loss) income from operations	(29,295)	(4.6)%	962	0.2%

Interest expense	39,286		41,559
Foreign currency transaction loss	1		120
Unrealized loss on change in fair value of warrants	3,713		4,126
Loss (gain) on extinguishment of debt	32,101		(11,588)
Other expense	131		204
Loss before income tax	(104,527)		(33,459)
Income tax provision	1,771		3,813
Net loss	$(106,298)		$(37,272)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $15,896, or 8.6%, to $201,251 for the year ended December 31, 2013 as compared to $185,355 for the year ended December 31, 2012.
Wholesale net sales, excluding online consumer net sales, increased $10,071, or 6.7%, to $159,682 for the year ended December 31, 2013 as compared to $149,611 for the year ended December 31, 2012 due to higher sales order volume. This increase was attributed to the continued strength of our existing and new product offerings. Additionally, in early 2013, we released an expanded wholesale catalog, and as new styles were added, released quarterly updates to the catalog. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $5,825, or 16.3%, to $41,569 for the year ended December 31, 2013 as compared to $35,744 for the year ended December 31, 2012 primarily due to certain targeted promotional efforts and improved merchandising of the web store and as a result of the implementation of a new e-commerce platform in late 2012, which improved web store functionality.
U.S. Retail: Net sales for the U.S. Retail segment increased $6,125, or 3.1%, to $205,011 for the year ended December 31, 2013 as compared to $198,886 for the year ended December 31, 2012. Net sales growth was generated by the continued strength of our product offerings and targeted strategic promotions which contributed to a 3%, or $5,270, increase in our comparable store sales. Additionally, new stores contributed $4,037 in net sales. These increases were partially offset by $2,035 of lower warehouse sales in 2013 as compared to 2012 and a decrease of $1,861 as a result of store closures.
Canada: Total net sales for the Canada segment decreased $3,535, or 5.6%, to $60,134 for the year ended December 31, 2013 as compared to $63,669 for the year ended December 31, 2012 due primarily to lower sales in the retail sales channel as a result of store closures. Additionally, the impact of foreign currency changes contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $61,948, or 2.7% lower when compared to 2012.

Retail net sales decreased by $3,336, or 6.9%, to $45,163 in 2013 as compared to $48,499 in 2012 due to $1,140 lower sales as a result of the closure of three stores and the negative impact of foreign currency fluctuation. Holding foreign currency exchange rates constant to those prevailing in fiscal 2012, retail sales for 2013 would have been approximately $46,526, or 4.1% lower when compared to 2012.
Wholesale net sales decreased $914, or 7.0%, to $12,092 in 2013 as compared to $13,006 in 2012, largely as a result of foreign currency fluctuation and lower sales volume from smaller customers. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total wholesale net sales for the Canada segment for 2013 would have been approximately $12,457, or 4.2% lower when compared to 2012.
Online consumer net sales increased $715, or 33.0%, to $2,879 in 2013 as compared to $2,164 to 2012. This increase was primarily a result of targeted promotion efforts and email advertising campaigns. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the Canada segment for 2013 would have been approximately $2,965, or 37.1% higher when compared to 2012.
International: Total net sales for the International segment decreased $1,855, or 1.1%, to $167,545 for the year ended December 31, 2013 as compared to $169,400 for the year ended December 31, 2012 as a result of the negative impact of foreign currency fluctuation. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the International segment for 2013 would have been approximately $170,084, or 0.4% higher when compared to 2012.
Retail net sales decreased $221, or 0.2%, to $141,517 for the year ended December 31, 2013 as compared to $141,738 for the year ended December 31, 2012 as a result of the negative impact of foreign currency fluctuation. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, retail sales for 2013 would have been approximately $143,601, or 1.3% higher when compared to the same period last year. Higher sales of $1,274 from new stores were partially offset by $610 of lower sales from store closures.
Wholesale net sales decreased $1,385, or 13.5%, to $8,893 in 2013 as compared to $10,278 in 2012, primarily as a result of a decrease in wholesale sales in the U.K. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $8,741, or 15.0% lower during 2013 when compared to 2012.
Online consumer net sales decreased $249, or 1.4%, to $17,135 in 2013 as compared to $17,384 in 2012, primarily as a result of changes in foreign currency exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, sales for the current period would have been approximately $17,742, or 2.1% higher when compared to 2012.
Changes in supply chain operation: The transition to our new distribution center in La Mirada, California had a significant negative impact on our earnings and cash flow. For the year ended December 31, 2013, we incurred incremental distribution costs associated with these transition activities and recorded additional cost of sales of approximately $3,027 and selling expenses of approximately $11,847 for a total charge of $14,874 in our statement of operations for the year ended December 31, 2013. These issues caused processing inefficiencies that required us to employ additional staff in order to meet customer demand. In addition, although we are unable to quantify the impact, we believe the disruption caused by the cut-over to the new distribution center had a negative impact on sales. The transition was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.
Gross margin: Gross margin for the year ended December 31, 2013 was 50.6% compared to 53.0% for the year ended December 31, 2012. The decrease in gross margin was due to higher distribution costs and promotions associated with our retail operation and increased production costs associated with our manufacturing operation. See Changes in Supply Chain Operation above.
Selling expenses: Selling expenses increased $14,236, or 6.3%, to $241,683 for the year ended December 31, 2013 as compared to $227,447 for the year ended December 31, 2012. As a percentage of sales, selling expenses increased to 38.1% in 2013 from 36.8% in 2012.
The increase in selling expenses was primarily due to approximately $11,847 higher distribution labor and rent costs at our U.S. Wholesale operations associated with the changes to our supply chain operations as discussed above. This was partially offset by $5,996 lower payroll and rent costs at our Canadian operations as a result of the closure of our warehouse in Montreal, Canada. Additionally, we incurred higher rent expense of $2,827 at our U.S. Retail and International segments primarily related to new stores and lease renewals, higher travel and related expenses of $964 as we completed our RFID implementation and make other store improvements, and higher supplies expenses of $2,760 associated with our RFID implementation activities. The increases were partly offset by lower advertising and marketing expenses of $2,300.

General and administrative expenses: General and administrative expenses increased $9,630, or 9.9%, to $106,957 for the year ended December 31, 2013 as compared to $97,327 for the year ended December 31, 2012. As a percentage of sales, general and administrative expenses increased to 16.9% in 2013 from 15.8% in 2012. The increase in general and administrative expenses was primarily due to higher computer software licensing related costs of $3,109 associated with the recent improvements to our online store stores and other software upgrades, higher equipment lease expenses of $3,181 and higher depreciation and amortization expenses of $2,584 consistent with increased capital expenditures.
Retail store impairment charges: For the years ended December 31, 2013 and 2012, we recorded impairment charges relating to retail stores of $1,540 and $1,647, respectively.
Interest expense: Interest expense decreased $2,273 to $39,286 for the year ended December 31, 2013 from $41,559 for the year ended December 31, 2012, primarily due to lower average interest rates on our outstanding debt. Interest expense for the year ended December 31, 2013 relates primarily to interest on our Notes and our credit agreement with Lion that was terminated in April 2013 ("the Lion Credit Agreement"). For the year ended December 31, 2013, amortization of debt discount and deferred financing cost was $4,325 and interest paid in cash was $18,948.
Unrealized loss on change in fair value of warrants: We recorded a loss of $3,713 and loss of $4,126 in fair value of warrants for the years ended December 31, 2013 and 2012, respectively associated with the fair value measurements of the Lion and SOF warrants. See Note 13, Stockholders' Equity to our consolidated financial statements under Part II, Item 8.
Loss (gain) on extinguishment of debt: During the year ended December 31, 2013, we recorded a loss on extinguishment of debt of $32,101 relating to the termination of our credit agreements with Crystal and Lion in April 2013. During the year ended December 31, 2012, we recorded a gain on extinguishment of debt pertaining to an amendment to the Lion Credit Agreement of approximately $11,588. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Income tax provision: The provision for income tax decreased to $1,771 for the year ended December 31, 2013 as compared to $3,813 for the year ended December 31, 2012. Although we incurred a loss from operations on a consolidated basis for the year ended December 31, 2013, some of our foreign domiciled subsidiaries reported income from operations and are taxed on a stand-alone reporting basis. In 2013 and 2012, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. We recognized no tax benefits on our loss before income taxes in 2013 and 2012. See Note 11, Income Taxes to our consolidated financial statements under Part II, Item 8.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011
(Amounts in thousands)

	For the Years Ended December 31,
	2012	% of net sales	2011	% of net sales
U.S. Wholesale	$185,355	30.0%	$158,628	29.0%
U.S. Retail	198,886	32.2%	174,837	31.9%
Canada	63,669	10.3%	61,865	11.3%
International	169,400	27.4%	152,006	27.8%
Total net sales	617,310	100.0%	547,336	100.0%
Cost of sales	289,927	47.0%	252,436	46.1%
Gross profit	327,383	53.0%	294,900	53.9%

Selling expenses	227,447	36.8%	209,841	38.3%
General and administrative expenses	97,327	15.8%	104,085	19.0%
Retail store impairment	1,647	0.3%	4,267	0.8%
Income (loss) from operations	962	0.2%	(23,293)	(4.3)%

Interest expense	41,559		33,167
Foreign currency transaction loss	120		1,679
Unrealized loss (gain) on change in fair value of warrants and purchase rights	4,126		(23,467)
(Gain) loss on extinguishment of debt	(11,588)		3,114
Other expense (income)	204		(193)
Loss before income taxes	(33,459)		(37,593)
Income tax provision	3,813		1,721
Net loss	$(37,272)		$(39,314)

U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $26,727, or 16.8%, to $185,355 for the year ended December 31, 2012 as compared to $158,628 for the year ended December 31, 2011.
Wholesale net sales, excluding online consumer net sales, increased $17,476, or 13.2%, to $149,611 for the year ended December 31, 2012 as compared to $132,135 for the year ended December 31, 2011, driven by higher sales order volume from a significant number of existing and new customers. We improved our service levels through better inventory planning, which helped facilitate new account generation as well as grow business with our existing client roster. The launch of a new wholesale catalog and the addition of new products to our wholesale offering attracted a more diversified customer base. We continue our focus on increasing our customer base by targeting direct sales, particularly to third party screen printers.
Online consumer net sales increased $9,251, or 34.9%, to $35,744 for the year ended December 31, 2012 as compared to $26,493 for the year ended December 31, 2011, as a result of targeted online advertising and promotion efforts and implementation of a new e-commerce platform, which improved web store functionality.
U.S. Retail: Net sales for the U.S. Retail segment increased $24,049 or 14%, to $198,886 for the year ended December 31, 2012 as compared to $174,837 for the year ended December 31, 2011. Net sales growth was generated by a stronger inventory position in high volume categories, improvements to distribution operations, strategic promotions to drive volume in key basics, success in new women's and unisex fashion, including women's denim, and improved presentation of our floor sets. Throughout the period, improvements to logistics and the speed of allocation helped to support a buying strategy that is faster and more proactive.
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
Canada: Net sales for the Canada segment increased $1,804, or 3%, to $63,669 for the year ended December 31, 2012 as compared to $61,865 for the year ended December 31, 2011. The increase is primarily due to higher net sales in the wholesale channel. Holding foreign currency exchange rates constant to those prevailing in the comparable period in fiscal 2011, total net sales for the Canada segment for 2012 would have been approximately $64,357, or 4% higher when compared to the same period last year.
Retail net sales for the year ended December 31, 2012 was $48,499 and was essentially unchanged from the prior year. Comparable store sales for the year ended December 31, 2012 increased by $2,747, or 6%. Since December 31, 2011, the number of retail stores in the Canada segment in operation decreased from 37 to 35. Holding foreign currency exchange rates constant to those prevailing in fiscal 2011, total retail net sales for the Canada segment for 2012 would have been approximately $49,023, or 1% higher when compared to the same period last year.
Wholesale net sales increased $1,514, or 13%, to $13,006 for the year ended December 31, 2012 as compared to $11,492 for the year ended December 31, 2011. The increase in net sales is due to better focus on key customers and an improved pricing strategy. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total wholesale net sales for the Canada segment for 2012 would have been approximately $13,147, or 14% higher when compared to the same period last year.
Online consumer net sales increased $318, or 17%, to $2,164 for the year ended December 31, 2012 as compared to $1,846 for the year ended December 31, 2011. Foreign currency effects were minimal.
International: Total net sales for the International segment increased $17,394, or 11.4%, to $169,400 for the year ended December 31, 2012 as compared to $152,006 for the year ended December 31, 2011. The increase is due to higher sales in the retail and online sales channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, total revenue for the International segment for 2012 would have been approximately $176,131, or 16% higher when compared to the same period last year.
Retail net sales increased $14,870, or 12%, to $141,738 for the year ended December 31, 2012 as compared to $126,868 for the year ended December 31, 2011. The change is mainly due to higher sales in the U.K. of $7,655, Japan of $6,159 and Australia of $2,478 offset by lower sales in Continental Europe of $1,269 primarily due to the closure of two stores during 2012. Comparable store sales for the year ended December 31, 2012 increased by $17,026, or 15% as compared to the year ended December 31, 2011. Since December 31, 2011, the number of retail stores in the International segment increased from 69 to 76 at December 31, 2012. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, retail net sales for 2012 would have been approximately $147,349, or 16% higher when compared to the same period last year.
Wholesale net sales decreased $128, or 1%, to $10,278 for the year ended December 31, 2012 as compared to $10,406 for the year ended December 31, 2011. The decrease is due to unfavorable exchange rates. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $10,802, or 4% higher during 2012 when compared to the same period last year.
Online consumer net sales increased $2,652 or 18%, to $17,384 for the year ended December 31, 2012 as compared to $14,732 for the year ended December 31, 2011. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2011, sales for the current period would have been approximately $17,980, or 22% higher when compared to the same period last year.
Gross margin: Gross margin as a percentage of net sales was 53% and 53.9% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross margin was due to the net sales impact of planned promotional activities and the effect of warehouse type clearance sales as part of our overall inventory reduction strategy, as well as reduced production in connection with our inventory turn improvement efforts.
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

Retail store impairment charges: At December 31, 2012, we performed a recoverability test and an impairment test of our long lived assets at our retail stores and we recorded impairment charges relating primarily to certain retail store leasehold improvements of $1,647 and $4,267 for the years ended December 31, 2012 and 2011, respectively.
Interest expense: Interest expense increased $8,392 to $41,559 for the year ended December 31, 2012 from $33,167 for the year ended December 31, 2011 primarily due to a higher average balance of debt outstanding and higher interest rates related to our credit agreement with Crystal ("the Crystal Credit Agreement"). Interest expense for the year ended December 31, 2012 relates primarily to interest on the Lion Credit Agreement and Crystal Credit Agreement. For the year ended December 31, 2012, amortization of debt discount and deferred financing cost was $10,261 and interest paid in cash was $10,954.
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
Income tax provision: The provision for income tax increased to $3,813 for the year ended December 31, 2012 as compared to $1,721 for the year ended December 31, 2011. We have recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. Similarly, we recognized no tax benefits on our loss before income taxes in 2012. See Note 11, Income Taxes to our consolidated financial statements under Part II, Item 8.

Liquidity and Capital Resources
Summary
As of December 31, 2013, we had approximately $8,676 in cash and $6,268 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement. Additionally, we had $43,526 outstanding out of $50,000 of commitments under the Capital One Credit Facility and $443 outstanding on the C$2,000 (Canadian dollars) Bank of Montreal Credit Agreement, which was reduced from C$11,000 (Canadian dollars) effective February 28, 2014. Amounts outstanding under the Bank of Montreal Credit Agreement were repaid, and on March 31, 2014 expired by its terms. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt and Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
As of February 28, 2014, we had approximately $4,878 in cash and $3,299 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement.
On April 4, 2013, we closed a private offering of $206,000 aggregate principal amount of our Senior Secured Notes due April 15, 2020 at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, we entered into an amendment to the Capital One Credit Facility increasing the total commitment to $50,000. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. We used the net proceeds from the offering of the Notes, together with borrowings under the new credit facility, to repay and terminate our credit agreement with Crystal Financial LLC and our loan agreement with Lion Capital LLP. The notes and the new credit facility are our senior secured obligations and are guaranteed, on a senior secured basis, by our domestic restricted subsidiaries, subject to some exceptions.
During the third quarter ended September 30, 2013, we determined it was probable that a special interest trigger event under the indenture governing the Notes would occur as of the December 31, 2013 measurement date, and accrued interest on the Notes at 15% retroactive to April 4, 2013 representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. We recorded $3,044 in additional interest expense related to the special interest trigger event for the year ended December 31, 2013. We will pay in kind the additional 2% interest retroactive to the issue date of the Notes on the next interest payment date, April 15, 2014.
Under the Capital One Credit Facility, we were in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and we anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75.
On March 25, 2014, we entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at our option); and increases the fees payable upon early termination.
On May 22, 2013 we entered into the Lion Loan Agreement in a principal amount of $4,500. On November 29, 2013, the Lion Loan Agreement was amended to increase the amount we borrowed by $5,000 and to make certain other technical amendments. The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at an initial interest rate of 18% per annum, which interest rate increased to 20% per annum due to the occurrence of a special interest trigger event under our Notes. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind.
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of approximately $28,500. As a result of this offering, our common stock issued and outstanding were 175,109 and 173,377 shares. Additionally, our underwriters have a 30 day option to acquire up to an additional 8,500 shares of our common stock at $0.50 per share.
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, bank and other debt, lease financing, proceeds from the exercise of purchase rights and issuance of common stock. As discussed under Management Plan above, we continue to develop initiatives intended to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing into January of 2014, significant reductions were made in payroll and related costs associated with manufacturing and administrative overheads. We also instituted a program in the first quarter of 2014 to limit capital expenditures. Additionally, we intend to continue to drive productivity improvements from our new distribution center, further reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Our principal liquidity requirements are for working capital interest payments, capital expenditures and to fund operations. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings under our credit facilities. Our credit agreements have from time to time contained covenants requiring us to meet specified targets for measures related to earnings, limits on capital expenditures, minimum fixed charge coverage ratios and maximum leverage ratios, and our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under those credit facilities or result in an event of default.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.

Cash Flow Overview
Cash Flow Overview for the years ended December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(12,723)	$23,589	$2,305
Investing activities	(25,147)	(24,853)	(10,759)
Financing activities	34,228	4,214	12,582
Effect of foreign exchange rate changes on cash	(535)	(390)	(1,491)
Net (decrease) increase in cash	$(4,177)	$2,560	$2,637
Year Ended December 31, 2013
Cash used in operating activities was $12,723. This was a result of a net loss of $106,298 as a result of a decrease in our gross profit rate, the impact to our cost of sales and operating expenses from the transition to our new distribution facility, and higher computer software and store supply expenses as we continue to improve both our online and retail stores. These were offset by non-cash expenses of $85,764 and a decrease in working capital requirements of $7,811.
Non-cash expenses during the year relate primarily to loss on extinguishment of debt from our April 2013 refinancing, depreciation, amortization and impairment charges, the fair value of our warrant liability, stock-based compensation expense, and non-cash interest expense from the amortization of deferred financing costs and loan discounts and from the accrual for paid-in-kind interest.
The decrease in working capital requirements was primarily due to a $11,764 increase in accrued expenses as a result of accrued interest related to the Notes and timing of deferred revenue related to recent promotional activities. Additionally, inventory decreased $3,715 as a result of our efforts to reduce inventory levels. These decreases in working capital requirements were offset by a $6,063 increase in prepaid expenses related primarily to higher prepaid software maintenance fees and higher prepaid store supplies. Additionally, other assets increased $4,393 due primarily to an increase in deferred financing costs related to our April 2013 refinancing and higher deposits related to our workers compensation program.
Cash used in investing activities was $25,147. This was primarily related to $27,054 in capital expenditures as we continue to make improvements to our existing stores and open new stores, invest in equipment and software for our new distribution center, and continue to invest in our manufacturing equipment, computer software and website development. During this period, six new retail stores were opened in the International segment.
Cash provided by financing activities was $34,228. This consisted primarily of proceeds of $199,820 from issuance of the Notes and $39,794 in borrowings from our Capital One and Bank of Montreal revolving credit facilities. The net proceeds from the offering of the Notes, together with borrowings under the new credit facility were used to repay and terminate the outstanding amounts with Lion Capital of $144,149 and with Crystal Financial of $66,411.
Year Ended December 31, 2012
Cash provided by operating activities was $23,589. This was a result of a net loss of $37,272 offset by non-cash expenses of $56,608 and a decrease in working capital of $4,253.
Non-cash expenses during the year relate primarily to depreciation, amortization and impairment charges, a decrease in the fair value of our warrant liability, stock-based compensation expense, and non-cash interest expense from the amortization of deferred financing costs and loan discounts and from the accrual for paid-in-kind interest. These non-cash charges were offset by a gain on extinguishment of debt.
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

Debt Agreements and Other Capital Resources
Capital One Credit Facility - On April 4, 2013, we replaced our credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One. Subsequently, on July 5, 2013, we entered into an amendment to the credit agreement with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. The additional commitment was made under substantially the same terms as the existing facility. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes. Borrowings under the Capital One Credit Facility bore interest equal to LIBOR plus 3.5% or the bank's prime rate plus 2.5% (at the Company's option) and were subject to maintenance of specified borrowing base requirements and covenants.
Under the Capital One Credit Facility, we were in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and we anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75.
On March 25, 2014, we entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at our option); and increases the fees payable upon early termination.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of our foreign subsidiaries, subject to some exceptions. The amount available for additional borrowings on December 31, 2013 was $4,179. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Bank of Montreal Credit Facility - On December 31, 2013, our wholly-owned Canadian subsidiaries, entered into a fourth amendment to the Bank of Montreal Credit Agreement that reduced the existing revolving credit facility amount from C$11,000 (Canadian dollars) to C$5,000 (Canadian dollars) and extended the maturity date to February 28, 2014. On February 28, 2014, the revolving credit facility commitment was further reduced to C$2,000 (Canadian dollars) and the maturity set to March 31, 2014. Amounts outstanding under the Bank of Montreal Credit Agreement were repaid, and on March 31, 2014 expired by its terms.
The Bank of Montreal Credit Agreement bore interest at 7.0% (the bank's prime rate at 3.0% as of December 31, 2013 plus 4.0% per annum) payable monthly. This line of credit was secured by a lien on the accounts receivable, inventory and certain other tangible assets of the CI Companies. Our available borrowing capacity was $2,089 on December 31, 2013. See Financial Covenants below and Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Senior Secured Notes due 2020 - On April 4, 2013, we issued the Notes in an aggregate principal amount of $206,000. The Notes will mature on April 15, 2020. The Notes were issued at 97% of par value with an interest rate at issuance of 13% per annum, subject to adjustment. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
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
During the third quarter of 2013, we determined it was probable that a special interest trigger event under the indenture governing the Notes would occur as of December 31, 2013, and we accrued interest on the Notes at 15% retroactive to April 4, 2013, representing an additional 2% interest, which is payable-in kind until April 15, 2018 and in cash on subsequent interest payment dates. We recorded $3,044 in additional interest expense for the special interest trigger event for the year ended December 31, 2013. We will pay in-kind the additional 2% interest retroactive to the issue date of the Notes on the next interest payment date, April 15, 2014.
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
The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,411 (which includes a $2,400 early termination fee) was recorded as a $5,878 loss on early extinguishment of debt in our statement of operations for the year ended December 31, 2013. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Lion Loan Agreement - On May 22, 2013 we entered into the Lion Loan Agreement in a principal amount of $4,500. On November 29, 2013, the Lion Loan Agreement was amended to increase the amount we borrowed by $5,000 and to make certain other technical amendments. The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at an initial interest rate of 18% per annum, which interest rate increased to 20% per annum due to the occurrence of a special interest trigger event under our Notes. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind.
Lion Credit Agreement - On April 4, 2013, we repaid and terminated the outstanding obligations under the Lion Credit Agreement with a portion of the proceeds of the issuance of the Notes and entry into the Capital One Credit Facility. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in our statement of operations for the year ended December 31, 2013 as a $26,223 loss on the early extinguishment of this debt. See Note 8, Long-Term Debt to our consolidated financial statements under Part II, Item 8.
Lion Warrants - As of December 31, 2013, Lion held warrants to purchase 21,606 shares of our common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022. The estimated fair value of $20,954 at December 31, 2013 is recorded as a current liability in our consolidated balance sheets under Part II, Item 8.
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
On March 31, 2014, as a result of the public offering of our common shares as discussed below, we estimate that Lion received the right to purchase approximately 2,900 shares of our common stock under their existing warrants and the exercise price of all of Lion's warrants will be adjusted to approximately $0.66 per share. Such adjustments were required by the terms of the existing Lion warrants.
Sale of Common Shares - On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of approximately $28,500. As a result of this offering, our common stock issued and outstanding were 175,109 and 173,377 shares. Additionally, our underwriters have a 30 day option to acquire up to an additional 8,500 shares of our common stock at $0.50 per share.
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

Related Party Debt and Sale of Stock to CEO
Related-Party Debt - On March 24, 2011, we entered into an agreement with Mr. Charney, which canceled our $4,688 promissory notes payable to Mr. Charney in exchange for 4,223 shares of our common stock at a price of $1.11 per share, with 50% of these shares issued at closing and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, the closing sale price of our common stock exceeds $3.50 for 30 consecutive trading days or there is a change of control of American Apparel.
Sale of Common Stock to CEO - On July 7, 2011, we sold 778 shares of our common stock to Dov Charney, pursuant to his purchase agreement described above, at $0.90 per share, for total proceeds of $700. On March 24, 2011, we entered into an agreement to sell to Mr. Charney approximately 1,802 shares of our common stock at a price of $1.11 per share for proceeds of $2,000.
See Notes 12 and 13, Related Party Transactions and Stockholders' Equity to our consolidated financial statements under Part II, Item 8.

Summary of Debt
The following is an overview of our total debt as of December 31, 2013 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	December 31, 2013	Covenant Violations
Revolving credit facility	Capital One Leverage Finance Corp.	(1) 30-day LIBOR of 0.167% plus 4.5% plus unused facility fee of 0.5%; or (2) bank's prime rate of 3.25% plus 3.5% plus unused facility fee of 0.5%;	$43,526	Yes (1)
Revolving credit facility (Canada)	Bank of Montreal	Bank's prime rate of 3% plus 4%;	443	No
Senior Secured Notes, net of discount and including 2% interest paid in kind		15.0%	203,265	No
Term loan including interest paid-in-kind	Lion	20.0%	9,865	No
Other			411
Capital lease obligations	25 individual leases ranging between $2-$3,832	from 0.4% to 23.5%	7,162	N/A
Cash overdraft			3,993	N/A
Total debt including cash overdraft			$268,665

(1) Violations were waived in connection with Amendment No. 5 to the Capital One Credit Facility. See Note 7, Revolving Credit Facilities and Current Portion of Long-Term Debt to our consolidated financial statements under Part II, Item 8.

Financial Covenants
Our credit agreements, the Lion Loan Agreement and the indenture under which our Notes were issued contain certain restrictive covenants. Significant covenants are summarized below.
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
On November 14, 2013, we entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, we agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at our option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation. In addition, we paid a waiver fee of $75.
On March 25, 2014, we entered into a fifth amendment to the Capital One Credit Facility which, effective upon our receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum; and increases the fees payable upon early termination.
Bank of Montreal Credit Agreement - Significant covenants in the Bank of Montreal Credit Agreement include a fixed charge coverage ratio and a restriction on our Canadian subsidiaries from entering into operating leases that would lead to payments under such leases totaling more than C$8,500 (Canadian dollars) in any fiscal year. The credit agreement also requires our Canadian subsidiaries to maintain minimum excess availability of 5% of the revolving credit commitment under the facility. As of December 31, 2013, we were in compliance with the required financial covenants of the Bank of Montreal Credit Agreement. Outstanding amounts under the Bank of Montreal Credit Agreement was repaid and on March 31, 2014 expired by its terms.
Senior Secured Notes due 2020 - The indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of December 31, 2013, we were in compliance with the required covenants of the Senior Notes Indenture.
Lion Loan Agreement - The Lion Loan Agreement contains restrictive covenants that incorporate by reference several of the covenants contained in the indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. The Lion Loan Agreement also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default. As of December 31, 2013, we were in compliance with the required covenants of the Lion Loan Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations
Our material off-balance sheet contractual commitments are operating lease obligations and certain letters of credit. These items were excluded from the balance sheet in accordance with GAAP.
Operating lease commitments consist principally of leases for our retail stores, manufacturing facilities, distribution center and corporate office. These leases frequently include options, which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we intend to negotiate lease renewals as the leases approach expiration.
Issued and outstanding letters of credit were $1,230 at December 31, 2013, related primarily to workers’ compensation insurance and store leases. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
Contractual Obligations Summary
The following table summarizes our contractual commitments as of December 31, 2013, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facilities, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases. Operating lease rent expenses, including some related real estate taxes and maintenance costs, are included in the cost of sales and general and administrative expenses in our consolidated financial statements and amounted to approximately $79,794 for the year ended December 31, 2013.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$219,320	$—	$—	$—	$219,320
Current debt	44,042	44,042	—	—	—
Capital lease obligations, including interest	8,755	2,616	6,121	18	—
Operating lease obligations	291,277	74,161	115,494	69,690	31,932
Advertising commitments	2,450	2,450	—	—	—
Self-insurance reserves	18,412	6,494	6,027	3,195	2,696
Total contractual obligations	$584,256	$129,763	$127,642	$72,903	$253,948
(1) Excludes unamortized discount of $5,779 at December 31, 2013 and estimates of future cash and paid-in-kind interest related to the Notes and Lion Loan Agreement.

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
Sales Returns and Allowances
We analyze sales returns in order to make reasonable estimates of product returns based upon historical experience. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to us by our customers. Accordingly, we believe that our historical returns analysis is an accurate basis for our allowance for sales returns. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns and credits may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, we would record a reduction or increase to net revenues in the period in which we made such determination.
Shipping and Handling Costs
Shipping and handling costs consist primarily of freight expenses incurred to transport products to our retail stores and distribution center, and to our wholesale and online retail customers. These costs are included in cost of sales. Amounts billed to customers for shipping are included in net sales.

Gift Cards
Upon issuance of a gift card a liability is established for the cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). We determine breakage income for gift cards based on historical redemption patterns. Breakage income is recorded as a credit to selling expenses, which is a component of operating expenses in the consolidated statements of operations. Currently, we record breakage when gift cards remain unredeemed after two years. Our gift cards, gift certificates and store credits do not have expiration dates.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate breakage.
Trade Receivables and Allowance for Doubtful Accounts
Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, we evaluate our trade receivables and establish an allowance for doubtful accounts.
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
Long-Lived Assets
We follow the provisions of ASC 360 “Property, Plant and Equipment”, which requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.
We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes.
We evaluate acquired assets and our retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of our businesses. Future events could cause us to conclude that impairment indicators exist, and therefore long lived assets could be impaired. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of long lived assets.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. During the years ended December 31, 2013 and 2012, we recorded a valuation allowance against deferred tax assets of $120,694 and $77,578. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance.
Contingencies
Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings or governmental assessments that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of these matters as well as the merits of the amount of relief sought or expected to be sought.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. Associated legal fees are expensed as incurred.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.
There can be no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.
In making these determinations, we assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter, or changes in approach, such as a change in settlement strategy. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows. See Notes 15 and 18, Commitments and Contingencies and Litigation to our consolidated financial statements under Part II, Item 8.
Self-Insurance Liabilities
We maintain self-insurance programs for our estimated commercial general liability, workers’ compensation, and employees medical risks. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, deductibles, and other actuarial assumptions. If actual claim trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted.
Other Matters
Accounting Standards Updates
Accounting standards updates effective after December 31, 2013, are not expected to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks (amounts in thousands)
Our exposure to market risk is limited to interest rate risk associated with our credit facilities and foreign currency exchange risk associated with our foreign operations.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at December 31, 2013, a 1% increase in average interest rates on our borrowings would increase future interest expense by approximately $37 per month. We determined this amount based on approximately $43,969 of variable rate borrowings at December 31, 2013. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income. Our primary exposure to variable interest rates is through the effect of fluctuations in LIBOR on the interest rate under the Capital One Credit Agreement.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 36.1% of our net sales for the year ended December 31, 2013 were denominated in foreign currencies. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the United States. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the United States relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. Functional currencies of our foreign operations consist of the Canadian dollar for operations in Canada, the Australian dollar for operations in Australia, the pound Sterling for operations in the U.K., the Euro for operations in the European Union, the Franc for operations in Switzerland, the New Israeli Shekel for operations in Israel, the Yen for the operations in Japan, the Won for operations in South Korea, the Renminbi or Hong Kong dollar for operations in China, the Real for operations in Brazil and the Peso for operations in Mexico, as well as other local currencies for other foreign operations.
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. The largest of these are the cost of yarn and fabric. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit our ability to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant, except for the impact of the dramatic increase in yarn prices in 2010 and part of 2011. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except for the higher prices we paid for yarn and fabrics in the first part of 2011. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

American Apparel, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2013, 2012, and 2011. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013, 2012, and 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Apparel, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Very truly yours,

/s/ Marcum LLP

Marcum LLP
Melville, NY
April 1, 2014

Item 8. Financial Statements and Supplementary Data

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$8,676	$12,853
Trade accounts receivable, net of allowances of $2,229 and $2,085 at December 31, 2013 and 2012, respectively	20,701	22,962
Restricted cash	—	3,733
Prepaid expenses and other current assets	15,636	9,589
Inventories, net	169,378	174,229
Income taxes receivable and prepaid income taxes	306	530
Deferred income taxes, net of valuation allowance	599	494
Total current assets	215,296	224,390
PROPERTY AND EQUIPMENT, net	69,303	67,778
DEFERRED INCOME TAXES, net of valuation allowance	2,426	1,261
OTHER ASSETS, net	46,727	34,783
TOTAL ASSETS	$333,752	$328,212
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Cash overdraft	$3,993	$—
Revolving credit facilities and current portion of long-term debt	44,042	60,556
Accounts payable	38,290	38,160
Accrued expenses and other current liabilities	50,018	41,516
Fair value of warrant liability	20,954	17,241
Income taxes payable	1,742	2,137
Deferred income tax liability, current	1,241	296
Current portion of capital lease obligations	1,709	1,703
Total current liabilities	161,989	161,609
LONG-TERM DEBT, net of unamortized discount of $5,779 and $27,929 at December 31, 2013 and 2012, respectively	213,468	110,012
CAPITAL LEASE OBLIGATIONS, net of current portion	5,453	2,844
DEFERRED TAX LIABILITY	536	262
DEFERRED RENT, net of current portion	18,225	20,706
OTHER LONG-TERM LIABILITIES	11,485	10,695
TOTAL LIABILITIES	411,156	306,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 113,469 shares issued and 111,330 shares outstanding at December 31, 2013 and 110,111 shares issued and 107,181 shares outstanding at December 31, 2012	11	11
Additional paid-in capital	185,472	177,081
Accumulated other comprehensive loss	(4,306)	(2,725)
Accumulated deficit	(256,424)	(150,126)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(77,404)	22,084
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$333,752	$328,212
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$633,941	$617,310	$547,336
Cost of sales	313,056	289,927	252,436
Gross profit	320,885	327,383	294,900
Selling expenses	241,683	227,447	209,841
General and administrative expenses (including related party charges of $1,016, $1,090 and $919 for the years ended December 31, 2013, 2012 and 2011, respectively)	106,957	97,327	104,085
Retail store impairment	1,540	1,647	4,267
(Loss) income from operations	(29,295)	962	(23,293)
Interest expense	39,286	41,559	33,167
Foreign currency transaction loss	1	120	1,679
Unrealized loss (gain) on change in fair value of warrants and purchase rights	3,713	4,126	(23,467)
Loss (gain) on extinguishment of debt	32,101	(11,588)	3,114
Other expense (income)	131	204	(193)
Loss before income taxes	(104,527)	(33,459)	(37,593)
Income tax provision	1,771	3,813	1,721
Net loss	$(106,298)	$(37,272)	$(39,314)

Basic and diluted loss per share	$(0.96)	$(0.35)	$(0.42)

Weighted average basic and diluted shares outstanding	110,326	105,980	92,599

Net loss (from above)	$(106,298)	$(37,272)	$(39,314)
Other comprehensive (loss) income item:
Foreign currency translation, net of tax	(1,581)	631	(188)
Other comprehensive (loss) income, net of tax	(1,581)	631	(188)
Comprehensive loss	$(107,879)	$(36,641)	$(39,502)

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity
(Amounts in thousands)

	Number of Common Shares Issued	Par Value Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
BALANCE, January 1, 2011	79,192	$8	$(2,157)	$153,881	$(3,168)	$(73,540)	$75,024
Share-based compensation, net	801	—	—	7,107	—	—	7,107
Conversion of debt to equity	2,113	—	—	4,688	—	—	4,688
Sale of common stock, net of fees	26,764	3	—	9,292	—	—	9,295
Reclassification of warrants from equity to debt	—	—	—	(11,339)	—	—	(11,339)
Reclassification of purchase rights upon exercise	—	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	—	(39,314)	(39,314)
Foreign currency translation, net of tax	—	—	—	—	(188)	—	(188)
BALANCE, December 31, 2011	108,870	11	(2,157)	166,486	(3,356)	(112,854)	48,130
Share-based compensation, net	1,241	—	—	10,595	—	—	10,595
Net loss	—	—	—	—	—	(37,272)	(37,272)
Foreign currency translation, net of tax	—	—	—	—	631	—	631
BALANCE, December 31, 2012	110,111	11	(2,157)	177,081	(2,725)	(150,126)	22,084
Share-based compensation, net	3,358	—	—	8,391	—	—	8,391
Net loss	—	—	—	—	—	(106,298)	(106,298)
Foreign currency translation, net of tax	—	—	—	—	(1,581)	—	(1,581)
BALANCE, December 31, 2013	113,469	$11	$(2,157)	$185,472	$(4,306)	$(256,424)	$(77,404)
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$636,049	$615,342	$542,930
Cash paid to suppliers, employees and others	(627,910)	(580,685)	(534,497)
Income taxes paid	(2,033)	(10)	(866)
Interest paid	(18,948)	(10,954)	(5,535)
Other	119	(104)	273
Net cash (used in) provided by operating activities	(12,723)	23,589	2,305
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,054)	(21,607)	(11,070)
Proceeds from sale of fixed assets	173	474	311
Restricted cash	1,734	(3,720)	—
Net cash used in investing activities	(25,147)	(24,853)	(10,759)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	3,993	(1,921)	(1,407)
Repayments of expired revolving credit facilities, net	(28,513)	(48,324)	(6,874)
Borrowings under current revolving credit facilities, net	39,794	28,451	—
(Repayments) borrowings of term loans and notes payable	(20,466)	29,987	(13)
Repayment of Lion term loan	(144,149)	—	—
Issuance of Senior Secured Notes	199,820	—	—
Payment of debt issuance costs	(11,909)	(5,226)	(1,881)
Net proceeds from issuance of common stock and purchase rights	—	—	21,710
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(2,623)	(393)	(759)
Proceeds from equipment lease financing	—	4,533	3,100
Repayment of capital lease obligations	(1,719)	(2,893)	(1,294)
Net cash provided by financing activities	34,228	4,214	12,582
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(535)	(390)	(1,491)
NET (DECREASE) INCREASE IN CASH	(4,177)	2,560	2,637
CASH, beginning of period	12,853	10,293	7,656
CASH, end of period	$8,676	$12,853	$10,293

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2013	2012	2011
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(106,298)	$(37,272)	$(39,314)
Depreciation and amortization of property and equipment and other assets	26,076	22,989	24,980
Retail store impairment	1,540	1,647	4,267
Loss on disposal of property and equipment	241	102	80
Share-based compensation expense	8,451	10,580	6,814
Unrealized loss (gain) on change in fair value of warrants and purchase rights	3,713	4,126	(23,467)
Amortization of debt discount and deferred financing costs	4,325	10,261	9,024
Loss (gain) on extinguishment of debt	32,101	(11,588)	3,114
Accrued interest paid-in-kind	9,949	20,344	18,711
Foreign currency transaction loss	1	120	1,679
Allowance for inventory shrinkage and obsolescence	116	(1,331)	(1,652)
Bad debt expense	1,512	99	996
Deferred income taxes	(168)	154	701
Deferred rent	(2,093)	(895)	(1,969)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	596	(2,067)	(5,402)
Inventories	3,715	13,949	(6,771)
Prepaid expenses and other current assets	(6,063)	(1,829)	1,770
Other assets	(4,393)	(8,455)	(5,075)
Accounts payable	2,287	1,779	3,944
Accrued expenses and other liabilities	11,764	(4,223)	9,701
Income taxes receivable / payable	(95)	5,099	174
Net cash (used in) provided by operating activities	$(12,723)	$23,589	$2,305
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$1,576	$3,778	$1,323
Property and equipment acquired under capital lease	4,213	—	—
Reclassification of Lion Warrant from equity to debt	—	—	11,339
Conversion of debt to equity	—	—	4,688
Issuance of warrants and purchase rights at fair value	—	—	6,387
Exercise of purchase rights	$—	$—	$2,857

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and Shares in thousands, except per share amounts)
For the Years Ended December 31, 2013, 2012 and 2011
Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively “the Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2013, the Company operated a total of 248 retail stores in 20 countries: the United States, Canada and 18 other countries.
Liquidity and Management's Plan
As of December 31, 2013, the Company had approximately $8,676 in cash and $6,268 of availability for additional borrowings under the credit facility with Capital One Business Credit Corp. ("Capital One" and such facility the "Capital One Credit Facility") and the Company's credit agreement with Bank of Montreal ("the Bank of Montreal Credit Agreement") (as defined in Note 7). Additionally, the Company had $43,526 outstanding on a $50,000 asset-backed revolving credit facility (increased from $35,000 to $50,000 on July 5, 2013) under the Capital One Credit Facility and $443 outstanding on the C$5,000 (Canadian dollars) revolving credit facility under the Bank of Montreal Credit Agreement. On February 28, 2014 the Bank of Montreal Credit Agreement was reduced to C$2,000. Amounts outstanding were repaid, and the agreement expired by its own terms on March 31, 2014.
On February 28, 2014, the Company had approximately $4,878 in cash and $3,299 of availability for additional borrowings under the Capital One Credit Facility and Bank of Montreal Credit Agreement.
On April 4, 2013, the Company closed a private offering of $206,000 aggregate principal amount of its Senior Secured Notes due April 15, 2020 (the "Notes") at 97% of par and also entered into a new $35,000 asset-backed revolving credit facility with Capital One maturing on April 4, 2018, subject to a January 15, 2018 maturity under certain circumstances. Subsequently, on July 5, 2013, the Company entered into an amendment to the Capital One Credit Facility, pursuant to which the total commitment under the credit facility was raised to $50,000. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. The Company used the net proceeds from the offering of the Notes, together with borrowings under the new credit facility, to repay and terminate its credit agreement with Crystal Financial LLC ("Crystal") and its loan agreement with Lion Capital LLP ("Lion"). The notes and the new credit facility are the Company's senior secured obligations and are guaranteed, on a senior secured basis, by the Company's domestic restricted subsidiaries, subject to some exceptions.
During the third quarter of 2013, the Company determined it was probable that a special interest trigger event under the indenture governing the Notes would occur as of December 31, 2013 and accrued interest on the Notes at 15% retroactive to April 4, 2013 representing an additional 2% interest, which additional interest is payable in-kind until April 15, 2018 and in cash on subsequent interest dates. The Company recorded $3,044 in additional interest expense for the special interest trigger event for the year ended December 31, 2013. The company will pay in-kind the additional 2% interest retroactive to the issue date of the Notes on the next interest payment date, April 15, 2014.
Under the Capital One Credit Facility, the Company was in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, the Company entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, the Company agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation.  In addition, the Company paid a waiver fee of $75.
On March 25, 2014, the Company entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increases the fees payable upon early termination.
On May 22, 2013 the Company entered into a loan agreement with Lion (the “Lion Loan Agreement”) in a principal amount of $4,500. On November 29, 2013, the Lion Loan Agreement was amended to increase the amount we borrowed by $5,000 and to make certain other technical amendments. The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at an initial interest rate of 18% per annum, which interest rate increased to 20% per annum due to the occurrence of a special interest trigger event under the Notes. Interest under the loan agreement is payable in cash or, to the extent permitted by the Company’s other debt agreements, in-kind.
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of approximately $28,500. As a result of this offering, common stock issued and outstanding were 175,109 and 173,377 shares, respectively. Additionally, the underwriters have a 30 day option to acquire up to an additional 8,500 shares of the Company's common stock at $0.50 per share.
The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months.
The Company's transition to its new distribution center in La Mirada, California has had a significant negative impact on the Company's earnings and cash flow in 2013. For the year ended December 31, 2013, the Company incurred incremental distribution costs associated with these transition activities of approximately $14,874. All such costs have been charged to cost of sales and operating expense in the accompanying statements of operations. The issues surrounding the transition primarily relate to improper system design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required the Company to employ additional staffing, among other things, in order to meet customer demand. The transition was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.
The Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing into January of 2014, significant reductions were made in payroll and related costs associated with manufacturing and administrative overheads. The Company also instituted a program in the first quarter of 2014 to limit capital expenditures. Additionally, the Company intends to continue to drive productivity improvements from its new distribution center, reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Although the Company has made significant improvements under this plan, the Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. There can be no assurance that planned improvements will be successful.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year consolidated financial statements and related footnotes to conform them to the 2013 presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill and property and equipment; fair value calculations, including derivative liabilities such as warrants; contingencies, including accruals for the outcome of current litigation and assessments and self-insurance; income taxes, including uncertain tax positions and recoverability of deferred income taxes; and cash flow projections in assessing future performance related to financial standards requiring a prospective analysis in valuing and classifying assets and liabilities.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted. Actual results could differ from the estimates.

Restricted Cash
Restricted cash primarily represented cash collateral on standby letters of credit. The standby letters of credit are predominantly used as collateral for the Company's workers' compensation program. See Note 16.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable, relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its cash risk by investing through major financial institutions. The Company had approximately $7,374 and $8,265 held in foreign banks at December 31, 2013, and 2012, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer, in the U.S. Wholesale segment, accounted for 14.2% and 15.1% of the Company’s total accounts receivables as of December 31, 2013 and 2012, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Fair Value Measurements
The Company’s financial instruments are primarily composed of cash, restricted cash, accounts receivable (including credit card receivables), accounts payable, revolving credit borrowings, its senior secured notes, term loans and warrants. The fair value of cash, restricted cash, accounts receivable and accounts payable closely approximates their carrying value due to their short maturities and variable rates. The fair value of fixed-rate borrowings not based on quoted prices is estimated using a discounted cash flow analysis.
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
Wherever possible, the Company utilizes observable market inputs (quoted market prices) when measuring fair value.
For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's accounting and finance department determine valuation policies and procedures. Their determinations are approved by the Chief Financial Officer.
As of December 31, 2013, there were no transfers in or out of Level 2 and Level 3 from other levels.
The fair value of fixed rate borrowings not based on quoted prices are estimated using a projected discounted cash flow analysis based on unobservable inputs including interest payments, principal payments and discount rate, and is classified within Level 3 of the valuation hierarchy. An increase or decrease in the stock price and the discount rate assumption can significantly decrease or increase the fair value of the fixed rate borrowings. See Note 9.
The fair value of each warrant was estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and were classified within Level 3 of the valuation hierarchy. An increase or decrease in these inputs could significantly increase or decrease the fair value of the warrant. See Notes 9 and 13.
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

Retail stores that have indicators of impairment and whose carrying value of assets are greater than their related projected undiscounted future cash flows, are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate, and is classified within Level 3 of the valuation hierarchy.  The key assumptions used in the estimates of projected cash flows were sales, gross margin and payroll costs. These forecasts are based on historical trends and take into account recent developments, as well as the Company's plans and intentions. An increase or decrease in the discount rate assumption and/or projected cash flows, in isolation, can significantly decrease or increase the fair value of the assets, which would have an effect on the impairment recorded. See Impairment of Long-Lived Assets below.
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
Based on the qualitative assessment provisions of ASC 350 "Intangibles-Goodwill and Other", the Company determined that based on an analysis of qualitative factors, the fair value of the reporting unit was more likely than not greater than its carrying amount, and therefore, a quantitative calculation of the reporting unit's fair value was not be needed. The Company has not historically had any goodwill impairment.
Other intangible assets consist of deferred financing costs (amortized over the term of the applicable debt facility) and key money, broker and finder fees and lease rights (amortized over the life of the respective lease).
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values generally determined using the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of retail stores relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets and its retail stores for potential impairment indicators at least annually and more frequently upon the occurrence of events that could impact prior conclusions.
The key assumptions used in management's estimates of projected cash flow at its retail stores deal largely with forecasts of sales levels, gross margins, and payroll costs. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Any material change in manufacturing costs or a raw material costs could significantly impact projected future cash flows of retail stores and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.
Web Site Development
The Company capitalizes applicable costs incurred during the application and infrastructure website development stage and expenses costs incurred during the planning and operating stage. As of December 31, 2013 and 2012, the carrying value of the Company's capitalized website development costs were $2,805 and $2,242, respectively, and were included in property and equipment in the accompanying consolidated balance sheets.
Self-Insurance Liabilities
The Company self-insures a significant portion of expected losses under workers’ compensation and healthcare benefits programs. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claim trends under these programs, including the severity or frequency of claims, differ from the Company's estimates, its financial results may be significantly impacted. The Company's estimated self-insurance liabilities are classified in its balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the Company's normal operating cycle of 12 months from the date of its consolidated financial statements. Estimated costs under the Company's healthcare program are based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. For the years ended December 31, 2013, 2012 and 2011, the Company recorded a valuation allowance against deferred tax assets of $120,694, $77,578 and $73,773. For all years presented, the Company recorded a valuation allowance against substantially all deferred tax assets. In the event the Company determines that it will be able to realize deferred income tax assets in the future, it will make an adjustment to the valuation allowance.
The Company records net deferred tax assets to the extent it believes these assets will be realized using a more likely than not standard. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.
The Company accounts for uncertain tax positions in accordance with ASC 740-“Income Taxes”. Gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.
Contingencies
Certain conditions may exist at the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings or governmental assessments that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of these matters as well as the merits of the amount of relief sought or expected to be sought.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. Associated legal fees are expensed as incurred.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.
There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.
In making these determinations, the Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter, or changes in approach, such as a change in settlement strategy. The Company currently does not believe, based upon information available, that these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. There can be no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows. See Notes 15 and 18, Commitments and Contingencies and Litigation.
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
Sales Returns and Allowances
The Company analyzes sales returns in order to make reasonable estimates of product returns for its wholesale, online and retail store sales based upon historical experience. Estimates for sales returns are based on a variety of factors including actual returns based on expected return data communicated to the Company by its customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns and credits may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than the allowance for sales returns established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.
Shipping and Handling Costs
Shipping and handling costs consist primarily of freight expenses incurred to transport products to the Company's retail stores and distribution center, and to its wholesale and online retail customers. These costs are included in cost of sales. Amounts billed to customers for shipping are included in net sales.
Gift Cards
Upon issuance of a gift card a liability is established for the cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). The Company determines breakage income for gift cards based on historical redemption patterns. Breakage income is recorded as a credit to selling expenses, which is a component of operating expenses in the consolidated statements of operations. Currently, the Company records breakage when gift cards remain unredeemed after two-years. The Company's gift cards, gift certificates and store credits do not have expiration dates. See Note 6.
The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate breakage.
Trade Receivables and Allowance for Doubtful Accounts
Accounts receivable primarily consists of trade receivables, including amounts due from credit card companies, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts.
The Company performs on-going credit evaluations of its customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by its review of current credit information. Payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Deferred Rent, Rent Expense and Tenant Allowances
The Company occupies its retail stores, corporate office, manufacturing, and distribution center under operating leases generally with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases but with rent adjustments based on various factors specific to each agreement. Many of the store leases require payment of a specified minimum rent, a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals), plus the construction period prior to occupancy of the retail location, using a mid-month convention. Also included in rent expense are payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.

Advertising, Promotion and Catalog
The Company expenses the production costs of advertising the first time the advertising takes place. Advertising, promotion and catalog expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $19,814, $22,114, and $15,194 respectively, and are included in selling expenses in the accompanying consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2013, 2012 and 2011, cooperative advertising expenses were not significant.
Share-Based Compensation
The Company recognizes compensation expense on a straight-line basis net of forfeitures over the vesting period for all share-based awards granted. The Company determines the fair value of restricted stock awards based on the market value at the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the grant date. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Estimated forfeitures are zero, as to date, actual forfeitures have been insignificant. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its Common Stock. Based on these valuations, the Company recognized share-based compensation expense of $8,451, $10,580, and $6,814 for the years ended December 31, 2013, 2012 and 2011, respectively.
Preferred Stock
At December 31, 2013 and 2012, the Company was authorized to issue 1,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There were no shares issued or outstanding at December 31, 2013 and 2012. Shares may be issued in one or more series.
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
The Company had common stock under various options, warrants and other agreements at December 31, 2013, 2012 and 2011. The weighted average effects of 46,684, 53,478 and 49,270 shares at December 31, 2013, 2012 and 2011, respectively, were excluded from the calculations of net loss per share for the years ended December 31, 2013, 2012 and 2011, because their impact would have been anti-dilutive. See Note 13.
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
Accounting Standards Updates
Accounting standards updates effective after December 31, 2013, are not expected to have a material effect on the Company's consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2013 and through the date the financial statements were issued.

Note 3. Inventories
The following table presents the components of inventories at December 31, 2013 and 2012:

	2013	2012
Raw materials	$23,199	$22,301
Work in process	2,596	2,197
Finished goods	146,361	152,384
	172,156	176,882
Less: Reserve for inventory shrinkage and obsolescence	(2,778)	(2,653)
	$169,378	$174,229
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the years ended December 31, 2013, 2012 and 2011, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At December 31, 2013 and 2012, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,951 and $2,140, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company has a reserve for inventory shrinkage in the amount of $827 and $513 at December 31, 2013 and 2012, respectively.

Note 4. Property and Equipment
The following table presents the components of property and equipment at December 31, 2013 and 2012:

	2013	2012
Machinery and equipment	$58,069	$50,180
Furniture and fixtures	46,749	42,430
Computers and software	45,402	37,556
Automobiles and light trucks	1,334	1,167
Leasehold improvements	95,886	86,623
Buildings	547	587
Construction in progress	1,353	5,293
	249,340	223,836
Less: Accumulated depreciation and amortization	(180,037)	(156,058)
Total	$69,303	$67,778
Property and equipment is recorded on the basis of cost and is depreciated over the estimated used useful lives of fixed assets. The useful lives of the Company's major classes of assets are as follows:

Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computers and software	3 to 5 years
Automobiles and light trucks	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Buildings	25 years
Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the Company’s financial statements and the resulting gain or loss, if any, is reflected in income from operations. Property plant and equipment acquired are recorded as construction in progress until placed in-service, at which time the asset is reclassified to the appropriate asset category and depreciation commences. For the years ended December 31, 2013, 2012, and 2011, depreciation and amortization expense relating to property and equipment was $26,076, $22,989 and $24,980, respectively. At December 31, 2013 and 2012, property and equipment includes $15,115 and $16,415, for machinery and equipment held under capital leases, respectively. Accumulated amortization for these capital leases at December 31, 2013 and 2012 was $12,252 and $12,093.
The Company identified indicators of impairment present at certain retail stores within its U.S. Retail, Canadian and International segments, specifically related to under-performance or operating losses relative to expected historical or projected future operating results. The Company performed a recoverability test on these stores, and for the stores which failed the test, measured and recorded an impairment charge as applicable. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge, primarily on certain retail store leasehold improvements, of $1,540, $1,647 and $4,267 for the years ended December 31, 2013, 2012, and 2011, respectively.
Note 5. Goodwill, Intangible Assets and Other Assets
Goodwill of $1,906 is assigned to the U.S. Wholesale segment and is related to the acquisition of American Apparel Dyeing & Finishing, Inc. on June 2, 2005 and American Apparel Garment and Dyeing, Inc. on May 9, 2008.
Based on the quantitative assessment provisions of ASC 350 "Intangibles-Goodwill and Other", the Company determined that the fair value of the reporting unit was more likely than not greater than its carrying amount. For the years ended December 31, 2013, 2012 and 2011, the Company had no goodwill impairment.
The following table presents the net carrying amounts of definite and indefinite lived intangible assets and other assets at December 31, 2013 and 2012:

	2013	2012
Deferred financing costs	$10,275	$4,101
Broker and finder fees	1,779	1,486
Lease rights	187	213
Key money on store leases	1,652	2,244
Gross amortizable intangible assets	13,893	8,044
Accumulated amortization	(2,361)	(2,048)
Total net amortizable intangible assets	11,532	5,996
Goodwill	1,906	1,906
Workers compensation deposit	16,124	14,624
Lease security deposits	9,013	8,117
Restricted cash	2,078	—
Other	6,074	4,140
Total	$46,727	$34,783
Deferred financing costs represent costs incurred in connection with the issuance of certain indebtedness and were capitalized as deferred costs and are being amortized over the term of the related indebtedness. The Company incurred related amortization expense of $1,895, $2,287, and $1,634, for the years ended December 31, 2013, 2012 and 2011, respectively, which is recorded to interest expense.
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

Aggregate amortization expense of intangible assets and other assets (excluding deferred financing costs) is included in operating expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and was approximately $456, $472, and $752, respectively.
The following table presents the estimated amortization expense of deferred financing costs, broker and finder fees, lease rights and key money for each of the five succeeding years as of December 31, 2013:

Amount
2014	$2,119
2015	2,013
2016	1,901
2017	1,877
2018 and thereafter	3,622

Note 6. Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of December 31, 2013 and 2012:

	2013	2012
Compensation, bonuses and related taxes	$10,170	$11,524
Accrued interest	6,064	520
Workers’ compensation and other self-insurance reserves (Note 16)	6,383	5,288
Sales, value and property taxes	3,868	4,751
Gift cards and store credits	7,391	5,964
Loss contingencies	1,177	752
Accrued vacation	1,603	1,055
Deferred revenue	1,258	590
Deferred rent	3,363	2,997
Other	8,741	8,075
Total accrued expenses	$50,018	$41,516

Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt as of December 31, 2013 and 2012:

	2013	2012
Revolving credit facility (Capital One), maturing April 2018	$43,526	$—
Revolving credit facility (Crystal), replaced in April 2013	—	26,113
Term loan (Crystal), replaced in April 2013	—	30,000
Revolving credit facility (Bank of Montreal), maturing March 2014	443	4,387
Current portion of long-term debt (Note 8)	73	56
Total revolving credit facilities and current portion of long-term debt	$44,042	$60,556
The Company incurred interest charges of $39,286, $41,559 and $33,167 for the years ended December 31, 2013, 2012 and 2011, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the years ended December 31, 2013, 2012 and 2011 were not significant.

Revolving Credit Facility - Capital One
On April 4, 2013, the Company and its domestic subsidiaries replaced the credit facility with Crystal with a new $35,000 asset-based revolving facility with Capital One. On July 5, 2013, the Company entered into an amendment to the credit agreement with Capital One, pursuant to which the total commitment under the credit facility was raised to $50,000. The additional commitment was made under substantially the same terms as the existing facility.
The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes. See Note 8, Long-Term Debt. Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some exceptions. As of December 31, 2013, the Company had $1,230 of outstanding letters of credit secured against the Capital One Credit Facility. The amount available for additional borrowings on December 31, 2013 was $4,179.
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
Under the Capital One Credit Facility, the Company was in violation of certain covenants for the twelve consecutive fiscal months ended September 30, 2013 and December 31, 2013, and anticipated a violation for the twelve months ended March 31, 2014.
On November 14, 2013, the Company entered into a third amendment to the Capital One Credit Facility, which among other things, waived the obligation to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio for the twelve consecutive fiscal month period ending September 30, 2013. As a condition to the waiver, the Company agreed to a one percentage point increase in the interest rate to either LIBOR plus 4.5% or the bank's prime rate plus 3.5% (at the Company's option) and limitations on amounts available to be borrowed, consisting of the imposition of a reserve against the line that gradually reduced the total borrowing capacity to $47,500 and certain amendments to the borrowing base calculation.  In addition, the Company paid a waiver fee of $75 .
On March 25, 2014, the Company entered into a fifth amendment to the Capital One Credit Facility which, effective upon its receipt of at least $25,000 of net proceeds from a financing prior to April 15, 2014, among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increases the fees payable upon early termination.
Revolving Credit Facility - Bank of Montreal
On December 31, 2013, the Company's wholly-owned Canadian subsidiaries, entered into a fourth amendment to the Bank of Montreal Credit Agreement that reduced the existing revolving credit facility amount from C$11,000 (Canadian dollars) to C$5,000 (Canadian dollars) and extended the maturity date to February 28, 2014. On February 28, 2014, the revolving credit facility commitment was further reduced to C$2,000 (Canadian dollars) and the maturity set to March 31, 2014. Additionally, the Company paid an extension fee of $10 plus certain legal fees. Outstanding amounts under the Bank of Montreal Credit Agreement was repaid, and on March 31, 2014 expired by its terms.
The Bank of Montreal Credit Agreement bore interest at 7.0% (the bank's prime rate at 3.0% as of December 31, 2013 plus 4.0% per annum) payable monthly. This line of credit was secured by a lien on the Canadian subsidiaries' accounts receivable, inventory and certain other tangible assets. Available borrowing capacity at December 31, 2013 was $2,089.
The Bank of Montreal Credit Agreement contained a fixed charge coverage ratio and restricts the Company's Canadian subsidiaries from entering into operating leases above a specified threshold. Additionally, the Bank of Montreal Credit

Agreement imposed a minimum excess availability covenant, which required the Company's Canadian subsidiaries to maintain at all times minimum excess availability of 5.0% of the revolving credit commitment under the facility.
The Bank of Montreal Credit Agreement contained cross-default provisions with the Capital One Credit Facility and the Notes, whereby an event of default occurring thereunder would cause an event of default under the Bank of Montreal Credit Agreement.
As of December 31, 2013, the Company was in compliance with all required financial covenants of the Bank of Montreal Credit Agreement.
Revolving Credit Facility and Term Loan - Crystal
On April 4, 2013, the Company replaced its existing revolving credit facility and term loan with Crystal (the "Crystal Credit Agreement"), with a new asset-based revolving credit agreement with Capital One.
In connection with the termination of the Crystal Credit Agreement, the Company paid an early termination fee of $2,400 . The difference between the net carrying amount of the Crystal loans of $60,533 (which includes the outstanding balance, accrued but unpaid interest, and unamortized financing cost immediately prior to the date of the extinguishment) and the cash paid to Crystal of $66,411 , which includes the early termination fee, was recorded as a $5,878 loss on early extinguishment of debt in the statement of operations for the year ended December 31, 2013.
On March 13, 2012, the Company replaced its revolving credit facility of $75,000 with Bank of America with an $80,000 senior credit facility with Crystal and other lenders. The Crystal Credit Agreement called for the $80,000 to be allocated between an asset based revolving credit facility of $50,000 and term loan of $30,000. In connection with the financing from Crystal, the Company entered into an amendment to the Lion Credit Agreement. See Notes 8 and 13.

Note 8. Long-Term Debt
The following table presents the components of long-term debt as of December 31, 2013 and 2012:

	2013		2012
Senior secured notes due 2020	$203,265	(a)	$—
Long-term debt with Lion, replaced in April 2013	—		109,680	(b)
Long-term debt with Lion, maturing October 2018	9,865	(c)	—
Other	411		388
Total long-term debt	213,541		110,068
Current portion of debt	(73)		(56)
Long-term debt, net of current portion	$213,468		$110,012
(a) Includes accrued interest paid-in-kind of $3,044 of and net of unamortized discount of $5,779 at December 31, 2013.
(b) Includes accrued interest paid-in-kind of $16,469 and net of unamortized discount of $27,929 at December 31, 2012.
(c) Includes accrued interest paid-in-kind of $365 at December 31, 2013.
Senior Secured Notes due 2020
On April 4, 2013, the Company issued the Notes in an aggregate principal amount of $206,000. The Notes mature on April 15, 2020. The Notes were issued at 97% of par value with an interest rate at issuance of 13% per annum, subject to adjustment. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013.
A "special interest trigger event" is deemed to have occurred under the indenture governing the Notes if the Company's net leverage ratio for the year ended December 31, 2013 is greater than 4.50 to 1.00. Upon the occurrence of a special interest trigger event, interest on the Notes accrues at the rate of 15% per annum, retroactive to April 4, 2013, with the interest in excess of 13% per annum payable (i) in the case of any interest payment date prior to April 15, 2018, by adding such excess interest to the principal amount of the Notes on the interest payment date, and (ii) for any interest payment date on or after April 15, 2018, in cash.
During the third quarter of 2013, the Company determined it was probable that a special interest trigger event under the indenture governing the Notes would occur as of December 31, 2013 and accrued interest on the Notes at 15% retroactive to April 4, 2013 representing an additional 2% interest, which additional interest is payable in kind until April 15, 2018 and in cash on subsequent interest dates. The Company recorded $3,044 in additional interest expense for the special interest trigger event for the year ended December 31, 2013. The company will pay in-kind the additional 2% interest retroactive to the issue date of the notes on the next interest payment date, April 15, 2014.
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
The Notes impose certain limitations on the ability of the Company and its domestic subsidiaries to, among other things, and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of their capital stock or certain indebtedness, enter into transactions with affiliates, create dividend or other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation. The Company must annually report to the trustee on compliance with such limitations. The Notes also contain cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of December 31, 2013, the Company was in compliance with the required covenants of the Notes.
Lion Loan Agreement
On May 22, 2013 the Company entered into a loan agreement with Lion (the “Lion Loan Agreement”) in a principal amount of $4,500. On November 29, 2013, the Lion Loan Agreement was amended to increase the amount we borrowed by $5,000 and to make certain other technical amendments. The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at an initial interest rate of 18% per annum, which interest rate increased to 20% per annum due to the occurrence of a special interest trigger event under the Notes. Interest under the loan agreement is payable in cash or, to the extent permitted by the Company’s other debt agreements, in-kind.
Lion Credit Agreement
On April 4, 2013, the Company repaid and terminated its previous outstanding obligations with Lion Capital LLP with a portion of the proceeds of the financing transactions. The difference between the net carrying amount of the Lion debt of $117,926 (which includes the principal, accrued but unpaid interest, unamortized discount and unamortized financing cost immediately prior to the date of extinguishment) and the cash paid to Lion of $144,149 was recorded in the statement of operations for the year ended December 31, 2013 as a $26,223 loss on the early extinguishment of debt.

Note 9. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings from Capital One and Bank of Montreal approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Notes was calculated based on the quoted market price of the Notes. The fair value of the

Lion Loan Agreement was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of each warrant was estimated using the Binomial Lattice option valuation model.
The Company did not have any assets or liabilities categorized as Level 1 as of December 31, 2013.
The following table presents carrying amounts and fair values of the Company's financial instruments as of December 31, 2013 and 2012:

		December 31, 2013
		Carrying Amount		Fair Value
Senior Secured Notes due 2020, net of discount of $5,779 and including interest paid-in-kind of $3,044	Level 2 Liability	$203,265		$191,065
Lion Loan due 2018 including interest paid-in-kind of $365	Level 3 Liability	9,865		9,773
Lion Warrant	Level 3 Liability	—	(a)	20,954
		$213,130		$221,792

		December 31, 2012
		Carrying Amount		Fair Value
Long-term debt with Lion, net of discount of $27,929 and including interest paid-in-kind of $16,469	Level 3 Liability	$109,680		$105,792
Lion Warrant	Level 3 Liability	—	(a)	17,222
SOF Warrant	Level 3 Liability	—	(a)	19
		$109,680		$123,033
(a) No cost is associated with these liabilities (see Note 13).

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2013, 2012 and 2011:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Warrants	Purchase Rights	Total
Balance at January 1, 2011	$993	$—	$993
Additions (see Note 13)	22,547	15,605	38,152
Exercises	—	(2,857)	(2,857)
Realized loss	—	(3,188)	(3,188)
Adjustment resulting from change in fair value recognized in earnings	(13,907)	(9,560)	(23,467)
Balance at January 1, 2012	9,633	—	9,633
Adjustment resulting from change in fair value recognized in earnings	4,126	—	4,126
Gain on extinguishment of debt (see Note 8)	3,482	—	3,482
Balance at January 1, 2013	17,241	—	17,241
Adjustment resulting from change in fair value recognized in earnings	3,713	—	3,713
Balance at December 31, 2013	$20,954	$—	$20,954
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

Note 10. Capital Lease Obligations
The Company leases certain equipment under capital lease arrangements expiring at various times through 2017. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 0.4% to 23.5% (average interest rate is 14.1%).
Minimum future payments under these capital leases at December 31, 2013 are:

Year Ending December 31,
2014	$2,616
2015	3,097
2016	3,024
2017	18
2018 and thereafter	—
Total future minimum lease payments	8,755
Less: Amount representing interest	(1,593)
Net minimum lease payments	7,162
Current portion	1,709
Long-term portion	$5,453

Note 11. Income Taxes
The Company's net loss before income taxes includes the following components for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
United States	$(107,637)	$(38,365)	$(37,876)
Foreign	3,110	4,906	283
	$(104,527)	$(33,459)	$(37,593)
The following table presents the federal and state income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	200	134	228
Foreign	2,024	3,446	879
	2,224	3,580	1,107
Deferred:
Federal	(402)	—	—
State	—	—	—
Foreign	(51)	233	614
	(453)	233	614
Income tax provision	$1,771	$3,813	$1,721

The following table presents a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate for the years ended December 31:

	2013	2012	2011
Taxes at the statutory federal tax rate of 35%	(36,585)	(11,711)	(13,158)
State tax, net of federal benefit	(4,059)	4,913	(18)
Change in valuation allowance	42,771	5,123	21,794
Foreign taxes	10	(618)	533
Unrealized loss (gain) on warrants and purchase rights	1,299	4,809	(8,213)
Other	(1,665)	1,297	783
Total income tax provision	1,771	3,813	1,721
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating losses and tax credit carryforwards.
The following table presents the tax effects of significant items comprising the Company's deferred taxes as of December 31:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$831	$778
Deferred rent	7,295	7,773
Accrued liabilities and workers’ compensation	16,134	12,409
Inventories	6,877	6,731
Federal and California tax credits	12,067	12,067
Net operating loss carryforward	62,052	36,111
Deferred gift card income	2,379	1,866
Fixed assets	5,723	870
Foreign tax credits	9,296	8,335
Other comprehensive income	—	29
Other	1,833	848
Total gross deferred tax assets	124,487	87,817
Less valuation allowance	(120,694)	(77,578)
Net deferred tax assets	3,793	10,239
Deferred tax liabilities:
Prepaid expenses	(1,432)	(1,004)
Unrealized (gain) loss on warrants and purchase rights	—	(8,003)
Other	(1,113)	(35)
Total gross deferred tax liabilities	(2,545)	(9,042)
Net deferred tax assets and liabilities	$1,248	$1,197
At December 31, 2013, the Company had net operating loss carryforwards of approximately $163,455 expiring beginning in 2030, state net operating loss carryforwards of approximately $113,747, expiring beginning in 2020 and foreign net operating loss carryforwards of $8,000 with expiration dates starting in 2014 (certain foreign loss carryforwards do not expire). The Company performed an analysis and determined it is more likely than not that an ownership change has not occurred through December 31, 2013 pursuant to §382 of the I.R.C. and, accordingly, the federal net operating loss carryfowards through such date are not subject to an annual Section 382 limitation. As a result of the March 31, 2014 public offering of the Company's common shares, there may have been an ownership change pursuant to §382 of the I.R.C.; however, an analysis has not yet been completed. See Note 13.
The California state tax credits of $11,800 carryover for ten years. Management determined that it is more likely than not that the state tax credits are not realizable due to the Company’s inability to generate future tax liabilities and accordingly has provided a full valuation allowance against the unused California credit carryforwards.
The Company accounts for its uncertain tax positions in accordance with ASC 740-10.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2013	2012	2011
Gross unrecognized tax benefits at January 1	$—	$2,163	$1,311
Increases for tax positions in prior periods	—	—	852
Decreases for tax positions in prior period	—	(2,163)	—
Gross unrecognized tax benefits at December 31	$—	$—	$2,163
Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $0, $0, and $1,329, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service ("IRS") for the calendar years ended December 31, 2010 through December 31, 2013. The IRS is currently auditing the Company's tax return for the year ended December 31, 2011. The Company completed an audit with the IRS through December 31, 2010. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2008 through 2013.
The Company agreed to a settlement with the Canadian Revenue Agency (“CRA”) for audit of the years ended December 31, 2005 through December 31, 2007 representing $830 in additional tax interest and penalty. As a result, the Company's unrecognized tax benefits were decreased by $552 for the year ended December 31, 2012.
The Company does not provide for U.S. Federal income taxes on the undistributed earnings ($34,075 at December 31, 2013) of its controlled foreign corporations which are considered permanently invested outside of the United States. Undistributed cash at controlled foreign corporations, which remains permanently reinvested at December 31, 2013 was $3,109. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but would be substantially eliminated as the Company has U.S. net operating losses of approximately $163,455 at December 31, 2013 and U.S. tax credits of approximately $9,296 available to utilize to offset the tax effect of repatriation.

Note 12. Related Party Transactions
See Note 8, Long-Term Debt for a description of loans made by Lion to the Company and Note 13, Stockholders' Equity for a description of the warrants issued by the Company to Lion and a purchase agreement, dated April 27, 2011, between Mr. Charney and the Company.
Personal Guarantees by the Company’s CEO
As of December 31, 2013, the CEO of the Company has personally guaranteed the obligations of American Apparel under seven property leases aggregating $17,465 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with two vendor aggregating $1,000.
Lease Agreement Between the Company and Related Parties
The Company is party to an operating lease, expiring in November 2016 for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer (“CMO”) of the Company. The Company’s CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. Rent expense (including property taxes and insurance payments) related to this lease was $778, $830 and $622 for the years ended December 31, 2013, 2012 and 2011, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $238, $260 and $297 for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Bonus to the Company's CEO
For the years ended December 31, 2013, 2012 and 2011, the Company recorded $406, $1,003 and $754, respectively, in CEO bonus in operating expenses in the consolidated statements of operations.

Note 13. Stockholders' (Deficit) Equity
Authorization of Common Stock
On June 21, 2011 the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 120,000 to 230,000.
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of approximately $28,500. As a result of this offering, common stock issued and outstanding were 175,109 and 173,377 shares. Additionally, the underwriters have a 30 day option to acquire up to an additional 8,500 shares of the Company's common stock at $0.50 per share.
Common Stock Warrants
Lion Warrants
As of December 31, 2013, Lion held warrants (the "Lion Warrants") to purchase 21,606 shares of the Company's common stock, with an exercise price of $0.75 per share. These warrants expire on February 18, 2022.
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
The fair value for the warrants at December 31, 2013 and 2012 were estimated using the Binomial Lattice option valuation model. The fair value of the warrants at December 31, 2011 was estimated using the Monte Carlo simulation valuation model. The calculations as of December 31, 2013 assumed a contractual remaining term of 8.25 years, exercise price of $0.75, stock price of $1.23, interest rate of 2.7%, volatility of 70.84% and no dividends. As of December 31, 2013 and 2012, the fair value of the Lion Warrants were estimated to be $20,954 and $17,222, respectively, and in accordance with ASC 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity", was recorded as a liability in the accompanying consolidated balance sheets.
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
On March 31, 2014, as a result of the public offering of the Company's common shares as discussed above, the Company estimated that Lion received the right to purchase approximately 2,900 shares of the Company's common stock under their existing warrants and the exercise price of all of Lion's warrants will be adjusted to approximately $0.66 per share. Such adjustments were required by the terms of the existing Lion warrants.

SOF Warrants
On December 19, 2013, warrants held by SOF Investments, L.P. ("SOF") to purchase 1,000 of the Company's shares with the exercise price of $2.148 per share expired.
The fair value for the warrants at December 31, 2012 was estimated using the Binomial Lattice option valuation model. The calculations as of December 31, 2012 assumed a contractual remaining term of 1.0 year, exercise price of $2.148, stock price of $1.01, interest rate of 0.16%, volatility of 50.82% and no dividends. As of December 31, 2012, the fair value of the warrants were estimated to be $19, respectively, and in accordance with ASC 815-40, was recorded as a liability in the accompanying consolidated balance sheets.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	17,000	$2.05	5.1
Issued (1)	41,366	1.14	—
Forfeited (2)	(35,760)	1.63	—
Expired	—	—	—
Outstanding - December 31, 2011	22,606	1.05	6.0
Issued (1)	44,212	0.90	—
Forfeited (2)	(44,212)	1.03	—
Expired	—	—	—
Outstanding - December 31, 2012	22,606	0.81	8.8
Issued (1)	—	—	—
Forfeited (2)	—	—	—
Expired	(1,000)	2.15	—
Outstanding - December 31, 2013	21,606	$0.75	8.2

Fair value - December 31, 2013	$20,954
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

In October 2011, the remaining 19,036 Investor Purchase Rights and the 1,556 Charney Purchase Rights expired without being exercised.
The following table summarizes Purchase Rights issued, forfeited and expired (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2011	—	$—	—
Issued	28,999	0.90	0.5
Forfeited	—	—	—
Exercised	(8,407)	0.90	—
Expired	(20,592)	0.90	—
Outstanding - December 31, 2011	—	$—	—
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
On October 16, 2012, the Company and Mr. Charney entered into an amendment to the anti-dilution provisions contained in the Purchase Agreement with Mr. Charney dated as of April 27, 2011. The amendment extended by one year the measurement periods for Mr. Charney’s anti-dilution protection provisions and reduced the length of the corresponding stock price target periods from 60 days to 30 days. The fair value of these awards of $13,192 was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, the stock price of $1.3, annual risk free rate of 0.45%, volatility of 90.46% and a term of 3.5 years.
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
Also on March 24, 2011, the three promissory notes issued by two subsidiaries of the Company to Mr. Charney, which as of March 24, 2011 had an aggregate outstanding balance of $4,688, including principal and accrued and unpaid interest (to but not including March 24, 2011), were canceled in exchange for an issuance by the Company to Mr. Charney of an aggregate of 4,223 shares of common stock at a price of $1.11 per share, with 50% of such shares being issued on March 24, 2011 and the remaining shares issuable to Mr. Charney only if prior to March 24, 2014, (1) the closing sale price of common stock exceeds $3.50 for 30 consecutive trading days or (2) there is a change of control of the Company. On March 24, 2014, the Company determined that it did not meet the closing share price target and the remaining shares expired unissued.

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
The Company had common stock under various options, warrants and other agreements at December 31, 2013, 2012 and 2011. The weighted average effects of 46,684, 53,478 and 49,270 shares at December 31, 2013, 2012 and 2011, respectively, were excluded from the calculations of net loss per share for the years ended December 31, 2013 and 2012, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of December 31, 2013 and 2012 are as follows:

	2013	2012	2011
SOF Warrants	—	1,000	1,000
Lion Warrants	21,606	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (1)	20,416	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	2,112	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	—	5,000	—
Employee options & restricted shares	2,550	3,344	4,136
	46,684	53,478	49,270
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
On June 25, 2013, the Company's Board of Directors and stockholders approved amendments to the 2011 Plan to increase the maximum number of shares reserved under the 2011 Plan to 17,500 shares and increase the number of shares that may be awarded to any one participant during any calendar year to 3,000 shares. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of December 31, 2013, there were approximately 13,416 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2011	5,050	$1.53	3.9
Granted	1,006	0.88
Vested	(2,668)	1.38
Forfeited	(202)	1.53
Non-vested - December 31, 2011	3,186	$1.45	2.7
Granted	1,418	0.93
Vested	(1,783)	1.23
Forfeited	(177)	1.13
Non-vested - December 31, 2012	2,644	$1.33	1.3
Granted	963	1.75
Vested	(1,650)	1.42
Forfeited	(107)	1.60
Non-vested - December 31, 2013	1,850	$1.46	0.9
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value. As of December 31, 2013, the weighted average remaining amortization period was 0.9 years.
Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	1,000	$1.75	9.8
Granted	700	0.82
Forfeited	(750)	1.75
Expired	—	—
Outstanding - December 31, 2011	950	$1.06	9.5
Granted	—	—
Forfeited	—	—
Expired	(250)	1.75
Outstanding - December 31, 2012	700	$0.82	8.8
Granted	—	—
Forfeited	—	—
Expired	—	—
Outstanding - December 31, 2013	700	$0.82	7.8
Vested (exercisable) - December 31, 2013	525	$0.82	7.8	$—
Non-vested - December 31, 2013	175	$0.82	7.8	$—
Share-Based Compensation Expense - During the years ended December 31, 2013, 2012 and 2011, the Company recorded share-based compensation expense of $8,451, $10,580 and $6,814, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2013, unrecorded compensation cost related to non-vested awards was $5,062, which is expected to be recognized through 2016.

CEO Anti-Dilution Rights - On October 16, 2012, the Company and Mr. Charney entered into an amendment to Mr. Charney's anti-dilution rights (see Note 13). As the amendment lengthened the requisite service period, the Company will recognize the unrecorded compensation cost from the original award of $2,738 over its remaining service period and recognize the incremental compensation cost as a result of the modification of $6,854 over the requisite service period of the modified award. During the year ended December 31, 2013, 2012 and 2011, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $6,459, $5,440 and $3,055, respectively. As of December 31, 2013, unrecorded compensation cost was $1,984, which is expected to be recognized through 2015.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock (see Note 12). The shares vest in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. For the fiscal 2012 measurement period, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares on June 25, 2013. For the fiscal 2013 measurement period, the Company did not achieve the target EBITDA and as a result, the Company recorded an adjustment of $703 to reverse previously recorded share-based compensation related to unvested shares. For the fiscal 2014 measurement period, based on currently available information, the Company does not believe that the target EBITDA will be achieved and as a result, the Company recorded an adjustment of $469 to reverse previously recorded share-based compensation related to unvested shares. As of December 31, 2013, there was no unrecorded compensation cost related to this grant.
The grant date fair value of the award was based on the share price of $0.75. During the year ended December 31, 2013 and 2012, the Company recorded share-based compensation expense of $(703) and $2,578, respectively.
Non-Employee Directors
On January 2, 2014, October 1, 2013, July 1, 2013 and April 1, 2013, the Company issued a quarterly stock grant to each non-employee director for services performed of approximately 8, 8, 5 and 5 shares of common stock, based on grant date fair values of $1.21, $1.28, $1.88 and $2.10 per share, respectively. Additionally, Messrs. Danzinger and Igelman each received an additional 23 shares for services performed during the second half of 2011. For the year ended December 31, 2011, a $75 cash award was paid to five non-employee directors in lieu of the annual stock grant. The share-based compensation is reflected in operating expenses in the accompanying consolidated statements of operations.

Note 15. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through November 2023. The Company’s primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2013 are as follows:

Amount
2014	$74,161
2015	63,599
2016	51,895
2017	41,293
2018	28,397
Thereafter	31,932
Total	$291,277
Operating lease rent expense (including some real estate taxes and maintenance costs) and leases on a month to month basis were approximately $79,794, $77,390, and $78,138, for the years ended December 31, 2013, 2012, and 2011, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales (for production-related activities) and selling expenses (primarily for retail stores) in the accompanying consolidated statements of operations.
Sales Tax
The Company sells its products through its wholesale business, retail stores and the internet. The Company operates these channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by state taxing authorities and it is possible they may disagree with the Company’s method of assessing and remitting these taxes. The

Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and has accrued $0 and $289 as of December 31, 2013 and 2012, respectively, for state sales tax contingencies.
Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, German customs authorities have issued retroactive assessments on the Company's imports totaling $5,003 at the December 31, 2013 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment". Consequently, German customs authorities are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and has filed litigation in German courts to contest such assessment. However, as the appeals as to the assessment are not decided, the Company is unable to reasonably estimate the financial outcome of the matter at this time and it cannot predict whether the outcome will be favorable or unfavorable to the Company, or if the Company will be required to advance material amounts during the pendancy of the litigation, and accordingly has not recorded a provision for this matter. No assurance can be made that this matter will not result in a material financial exposure in connection with the audit, which could have a material effect on the Company's financial condition, results of operations or cash flows.
New York Stock Exchange Compliance
The common stock is currently traded on the NYSE MKT. On February 28, 2014, the Company received a letter from NYSE MKT indicating that it was not in compliance with the continued listing standards of NYSE MKT set forth in Section 1003(a)(iv) of the NYSE MKT LLC Company Guide. In order to maintain its listing, the Company has submitted a plan of compliance by addressing how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by April 15, 2014. If the plan is accepted, the Company may be able to continue its listing but will be subject to periodic review by NYSE MKT. If the plan is not accepted or if the Company does not make progress consistent with the plan by April 15, 2014, NYSE MKT will initiate delisting proceedings as appropriate. No assurance can be given that the Company will regain compliance with those listing requirements or that it will continue to meet the listing requirements of NYSE MKT in the future.
Advertising
At December 31, 2013 the Company had approximately $2,450, in open advertising commitments, which primarily relate to print advertisements in various newspapers, magazines, as well as outdoor advertising and other advertisements. The majority of these commitments are expected to be paid during the remainder of 2014.

Note 16. Workers’ Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 1.03% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of December 31, 2013 the undiscounted liability amount was $15,809. The Company’s liability reflected on the accompanying consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers’ compensation liability is based on estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of the both December 31, 2013 and 2012, the Company had issued standby letters of credit in the amounts of $450 with insurance companies being the beneficiaries, through a bank, and cash deposits of $16,124 and $14,624, respectively, in favor of insurance company beneficiaries. At December 31, 2013, the Company recorded a total reserve of $15,356, of which $3,871 is included in accrued expenses and $11,485 is included in other long-term liabilities on the accompanying consolidated balance sheets. At December 31, 2012, the Company recorded a total reserve of $14,472, of which, $3,778 is included in accrued expenses and $10,694 is included in other long-term liabilities on the accompanying consolidated balance sheets. These reserves for potential losses on existing claims are believed to be for potential losses which are probable and reasonably estimable.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At December 31, 2013 and 2012, the Company’s total reserve of $2,512 and $1,510 was included in accrued expenses in the accompanying consolidated balance sheets.

Note 17. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales to U.S. customers. U.S. Retail segment consists of the Company's retail operations in the United States, which comprised 139 retail stores operating in the United States as of December 31, 2013. Canada segment includes retail, wholesale and online consumer operations in Canada. As of December 31, 2013, the retail operations in the Canada segment comprised 32 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of December 31, 2013, the retail operations in the International segment comprised 77 retail stores operating in 18 countries outside of the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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

The following table represents key financial information of the Company’s reportable segments before unallocated corporate expenses:

	For the Year Ended December 31, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	159,682	—	12,092	8,893	180,667
Retail net sales	—	205,011	45,163	141,517	391,691
Online consumer net sales	41,569	—	2,879	17,135	61,583
Total net sales to external customers	201,251	205,011	60,134	167,545	633,941
Gross profit	49,877	131,912	34,720	104,376	320,885
Income (loss) from segment operations	11,981	(2,731)	3,684	3,916	16,850
Depreciation and amortization	7,418	12,420	1,853	4,385	26,076
Capital expenditures	10,115	11,204	1,167	4,568	27,054
Retail store impairment	—	642	144	754	1,540
Deferred rent expense (benefit)	81	(1,678)	(375)	(121)	(2,093)

	For the Year Ended December 31, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$149,611	$—	$13,006	$10,278	$172,895
Retail net sales	—	198,886	48,499	141,738	389,123
Online consumer net sales	35,744	—	2,164	17,384	55,292
Total net sales to external customers	185,355	198,886	63,669	169,400	617,310
Gross profit	53,195	130,498	37,500	106,190	327,383
Income (loss) from segment operations	27,893	4,197	(57)	10,670	42,703
Depreciation and amortization	6,322	10,909	1,543	4,215	22,989
Capital expenditures	9,791	6,626	1,607	3,583	21,607
Retail store impairment	—	243	130	1,274	1,647
Deferred rent expense (benefit)	523	(706)	(197)	(515)	(895)

	For the Year Ended December 31, 2011
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$132,135	$—	$11,492	$10,406	$154,033
Retail net sales	—	174,837	48,527	126,868	350,232
Online consumer net sales	26,493	—	1,846	14,732	43,071
Total net sales to external customers	158,628	174,837	61,865	152,006	547,336
Gross profit	44,000	117,228	35,799	97,873	294,900
Income (loss) from segment operations	23,500	(4,659)	(3,695)	7,340	22,486
Depreciation and amortization	7,757	10,492	1,567	5,164	24,980
Capital expenditures	3,638	4,889	407	2,136	11,070
Retail store impairment	—	558	808	2,901	4,267
Deferred rent expense (benefit)	257	(1,662)	(121)	(443)	(1,969)

Reconciliation of reportable segments consolidated income (loss) from operations for the years ended December 31, 2013, 2012 and 2011 to the consolidated loss before income taxes is as follows:

	2013	2012	2011
Income from operations of reportable segments	$16,850	$42,703	$22,486
Unallocated corporate expenses	(46,145)	(41,741)	(45,779)
Interest expense	39,286	41,559	33,167
Foreign currency transaction loss	1	120	1,679
Unrealized loss (gain) on change in fair value of warrant and purchase rights	3,713	4,126	(23,467)
Loss (gain) on extinguishment of debt	32,101	(11,588)	3,114
Other expense (income)	131	204	(193)
Consolidated loss before income taxes	$(104,527)	$(33,459)	$(37,593)
Net sales by each reportable segment’s class of customer and geographic location of customer for the years ended December 31, 2013, 2012, and 2011 consist of the following:

	Years Ended December 31,
	2013	2012	2011
Net sales by geographic location of customer:
United States	$406,262	$384,241	$333,464
Canada	60,134	63,669	61,865
Europe (excluding United Kingdom)	70,347	66,861	68,130
United Kingdom	44,153	47,694	40,039
South Korea	10,380	10,732	9,749
China	6,894	5,317	3,857
Japan	18,119	20,336	14,176
Australia	10,218	11,458	9,383
Other foreign countries	7,434	7,002	6,673
Total consolidated net sales	$633,941	$617,310	$547,336
Long-lived assets—property and equipment, net by geographic location, is summarized as follows as of December 31,:

	2013	2012
United States	$53,424	$50,551
Canada	3,913	5,079
Europe (excluding the United Kingdom)	4,741	3,987
United Kingdom	4,434	4,500
South Korea	344	433
China	291	358
Japan	750	1,097
Australia	846	1,057
Other foreign countries	560	716
Total consolidated long-lived assets	$69,303	$67,778

Identifiable assets by reportable segment:
U.S. Wholesale	$169,474	$153,856
U.S. Retail	77,150	76,709
Canada	17,761	28,586
International	69,367	69,061
Total	$333,752	$328,212

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31,:

	2013	2012
Total assets	26.1%	29.8%
Total liabilities	6.8%	10.9%
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
The Company does not have insurance coverage for the above matters. Each of the aforementioned wage and hour cases have been proceeding in arbitration. All of these cases have been settled on an aggregate and class-wide basis for a payment by the Company in the total amount of $875, most of which will be paid to class members and to their attorneys. Certain class members have opted out of the settlement and so may proceed with individual claims. Also, the settlement is subject to and conditional upon approval of the arbitrator, and if the arbitrator approves, one or more of the California Superior Courts. There is no guarantee that such approvals will be obtained.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased the Company's common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. The Company filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. On November 6, 2013, the Court issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed Motion for Preliminary Approval of the settlement on December 16, 2013. The settlement, if approved, would result in a payment by the Company's insurance carrier of $4,800. The Federal Securities Action is covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
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
The Company has previously disclosed an arbitration filed by the Company on February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  The Company settled one of these cases with no monetary liability to the Company.  In another case, the arbitrator ruled that both American Apparel and the plaintiff had established certain claims and damages against one another resulting in a net inconsequential amount awarded to the plaintiff. The Company is awaiting the arbitrator’s ruling on the outstanding attorney’s fees issue in this case.  The Company cannot provide assurances that, the amount and ultimate liability, if any, with respect to the remaining actions will not materially affect the Company's business, financial position, results of operations, or cash flows.

Note 19. Condensed Consolidating Financial Information
On April 4, 2013, American Apparel Inc. ("Parent") issued $206,000 aggregate principal amount of its 13% Senior Secured Notes due 2020 (the "Notes") with a maturity date of April 15, 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company's existing and future owned direct and indirect domestic subsidiaries, subject to certain customary automatic release provisions, including release of the subsidiary guarantor's guarantee upon the sale of all of such guarantor's equity interest or all or substantially all of its assets, designation of such guarantor as an unrestricted or immaterial subsidiary for purposes of the indenture and satisfaction of the defeasance or discharge provisions of the indenture. The following presents the condensed consolidating balance sheets as of December 31, 2013 and 2012, the condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011 and the condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011 of the Parent, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets
December 31, 2013
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$512	$8,164	$—	$8,676
Trade accounts receivable, net	—	15,109	5,592	—	20,701
Intercompany accounts receivable, net	247,414	(224,181)	(23,233)	—	—
Inventories, net	—	129,716	39,736	(74)	169,378
Other current assets	97	10,442	6,002	—	16,541
Total current assets	247,511	(68,402)	36,261	(74)	215,296
PROPERTY AND EQUIPMENT, net	—	53,424	15,879	—	69,303
INVESTMENTS IN SUBSIDIARIES	(94,161)	18,158	—	76,003	—
OTHER ASSETS, net	9,282	27,934	11,937	—	49,153
TOTAL ASSETS	$162,632	$31,114	$64,077	$75,929	$333,752
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$43,586	$456	$—	$44,042
Accounts payable	—	34,738	3,552	—	38,290
Accrued expenses and other current liabilities	5,952	28,344	15,722	—	50,018
Fair value of warrant liability	20,954	—	—	—	20,954
Other current liabilities	—	6,830	1,855	—	8,685
Total current liabilities	26,906	113,498	21,585	—	161,989
LONG-TERM DEBT, net	213,130	47	291	—	213,468
OTHER LONG-TERM LIABILITIES	—	29,711	5,988	—	35,699
TOTAL LIABILITIES	240,036	143,256	27,864	—	411,156
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,472	6,726	7,685	(14,411)	185,472
Accumulated other comprehensive (loss) income	(4,306)	(543)	(671)	1,214	(4,306)
(Accumulated deficit) retained earnings	(256,424)	(118,425)	28,707	89,718	(256,424)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(77,404)	(112,142)	36,213	75,929	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$162,632	$31,114	$64,077	$75,929	$333,752

Condensed Consolidating Balance Sheets
December 31, 2012
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$3,796	$9,057	$—	$12,853
Trade accounts receivable, net	—	15,697	7,265	—	22,962
Intercompany accounts receivable, net	200,529	(169,818)	(30,711)	—	—
Inventories, net	—	125,988	49,493	(1,252)	174,229
Other current assets	438	8,200	5,708	—	14,346
Total current assets	200,967	(16,137)	40,812	(1,252)	224,390
PROPERTY AND EQUIPMENT, net	—	50,551	17,227	—	67,778
INVESTMENTS IN SUBSIDIARIES	(50,773)	17,766	—	33,007	—
OTHER ASSETS, net	204	25,607	10,233	—	36,044
TOTAL ASSETS	$150,398	$77,787	$68,272	$31,755	$328,212
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$56,156	$4,400	$—	$60,556
Accounts payable	—	34,120	4,040	—	38,160
Accrued expenses and other current liabilities	1,679	24,137	15,700	—	41,516
Fair value of warrant liability	17,241	—	—	—	17,241
Other current liabilities	(286)	1,778	2,644	—	4,136
Total current liabilities	18,634	116,191	26,784	—	161,609
LONG-TERM DEBT, net	109,680	6	326	—	110,012
OTHER LONG-TERM LIABILITIES	—	28,230	6,277	—	34,507
TOTAL LIABILITIES	128,314	144,427	33,387	—	306,128
STOCKHOLDERS' EQUITY (EQUITY)
Common stock	11	100	492	(592)	11
Additional paid-in capital	177,081	6,726	7,223	(13,949)	177,081
Accumulated other comprehensive (loss) income	(2,725)	(381)	736	(355)	(2,725)
(Accumulated deficit) retained earnings	(150,126)	(73,085)	26,434	46,651	(150,126)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	22,084	(66,640)	34,885	31,755	22,084
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$150,398	$77,787	$68,272	$31,755	$328,212

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Year Ended December 31, 2013
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$462,732	$227,680	$(56,471)	$633,941
Cost of sales	—	285,947	84,938	(57,829)	313,056
Gross profit	—	176,785	142,742	1,358	320,885
Selling expenses	—	143,379	98,304	—	241,683
General and administrative expenses	502	67,779	38,676	—	106,957
Retail store impairment	—	642	898	—	1,540
(Loss) income from operations	(502)	(35,015)	4,864	1,358	(29,295)
Interest expense and other expense	63,992	10,622	618	—	75,232
Equity in loss (earnings) of subsidiaries	41,804	(95)	—	(41,709)	—
(Loss) income before income taxes	(106,298)	(45,542)	4,246	43,067	(104,527)
Income tax provision	—	(202)	1,973	—	1,771
Net (loss) income	$(106,298)	$(45,340)	$2,273	$43,067	$(106,298)
Other comprehensive (loss) income, net of tax	(1,581)	(162)	(1,407)	1,569	(1,581)
Comprehensive (loss) income	$(107,879)	$(45,502)	$866	$44,636	$(107,879)

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Year Ended December 31, 2012
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$452,234	$233,069	$(67,993)	$617,310
Cost of sales	—	271,809	85,958	(67,840)	289,927
Gross profit	—	180,425	147,111	(153)	327,383
Selling expenses	—	126,492	100,955	—	227,447
General and administrative expenses	1,276	59,420	36,518	113	97,327
Retail store impairment	—	243	1,404	—	1,647
(Loss) income from operations	(1,276)	(5,730)	8,234	(266)	962
Interest expense and other expense	23,975	9,629	817	—	34,421
Equity in loss (earnings) of subsidiaries	12,021	(1,057)	—	(10,964)	—
(Loss) income before income taxes	(37,272)	(14,302)	7,417	10,698	(33,459)
Income tax provisions	—	133	3,680	—	3,813
Net (loss) income	$(37,272)	$(14,435)	$3,737	$10,698	$(37,272)
Other comprehensive income, net of tax	631	164	498	(662)	631
Comprehensive (loss) income	$(36,641)	$(14,271)	$4,235	$10,036	$(36,641)

Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Year Ended December 31, 2011
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$396,303	$213,872	$(62,839)	$547,336
Cost of sales	—	234,755	82,445	(64,764)	252,436
Gross profit	—	161,548	131,427	1,925	294,900
Selling expenses	—	115,319	94,522	—	209,841
General and administrative expenses	2,668	69,624	31,793	—	104,085
Retail store impairment	—	558	3,709	—	4,267
(Loss) income from operations	(2,668)	(23,953)	1,403	1,925	(23,293)
Interest and other expense	7,202	4,896	2,214	(12)	14,300
Equity in loss (earnings) of subsidiaries	29,444	1,543	—	(30,987)	—
(Loss) income before income taxes	(39,314)	(30,392)	(811)	32,924	(37,593)
Income tax provision	—	228	1,493	—	1,721
Net loss	$(39,314)	$(30,620)	$(2,304)	$32,924	$(39,314)
Other comprehensive (loss) income, net of tax	(188)	214	(53)	(161)	(188)
Comprehensive loss	$(39,502)	$(30,406)	$(2,357)	$32,763	$(39,502)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(13,825)	$(16,811)	$17,913	$—	$(12,723)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(21,319)	(5,735)	—	(27,054)
Proceeds from sale of fixed assets	—	109	64	—	173
Restricted cash	—	3,265	(1,531)	—	1,734
Net cash used in investing activities	—	(17,945)	(7,202)	—	(25,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	3,993	—	—	3,993
Repayments of expired revolving credit facilities, net	—	(28,513)	—	—	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	—	43,579	(3,785)	—	39,794
Repayments of term loans and notes payable	9,500	(29,953)	(13)	—	(20,466)
Repayment of Lion term loan	(144,149)	—	—	—	(144,149)
Issuance of Senior Secured Notes	199,820	—	—	—	199,820
Payments of debt issuance costs	(10,540)	(1,369)	—	—	(11,909)
Payment of statutory payroll tax withholding on stock-based compensation associated with issuance of common stock	(2,623)	—	—	—	(2,623)
Repayments of capital lease obligations	—	(1,662)	(57)	—	(1,719)
Advances to/from affiliates	(38,183)	45,397	(7,214)	—	—
Net cash provided by (used in) financing activities	13,825	31,472	(11,069)	—	34,228
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(535)	—	(535)
NET DECREASE IN CASH	—	(3,284)	(893)	—	(4,177)
CASH, beginning of period	—	3,796	9,057	—	12,853
CASH, end of period	$—	$512	$8,164	$—	$8,676

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$818	$758	$—	$1,576
Property and equipment acquired under capital lease	—	4,213	—	—	4,213

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(584)	$15,181	$8,992	$—	$23,589
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(16,418)	(5,189)	—	(21,607)
Proceeds from sale of fixed assets	—	414	60	—	474
Restricted cash	—	(3,265)	(455)	—	(3,720)
Net cash used in investing activities	—	(19,269)	(5,584)	—	(24,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	(1,921)	—	—	(1,921)
Repayments of expired revolving credit facilities, net	—	(48,324)	—	—	(48,324)
Borrowings under current revolving credit facilities, net	—	26,113	2,338	—	28,451
Borrowings (repayments) of term loans and notes payable, net	—	30,000	(13)	—	29,987
Payments of debt issuance costs	(231)	(4,995)	—	—	(5,226)
Payment of statutory payroll tax withholding on stock-based compensation associated with issuance of common stock	(393)	—	—	—	(393)
Proceeds from equipment lease financing	—	4,533	—	—	4,533
(Repayments) proceeds of capital lease obligations	—	(2,979)	86	—	(2,893)
Advances to/from affiliates	1,208	5,167	(6,375)	—	—
Net cash provided by (used in) financing activities	584	7,594	(3,964)	—	4,214
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(390)	—	(390)
NET INCREASE (DECREASE) IN CASH	—	3,506	(946)	—	2,560
CASH, beginning of period	—	290	10,003	—	10,293
CASH, end of period	$—	$3,796	$9,057	$—	$12,853

NON-CASH INVESTING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$3,160	$618	$—	$3,778

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(3,949)	$(7,139)	$13,393	$—	$2,305
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(8,527)	(2,543)	—	(11,070)
Proceeds from sale of fixed assets	—	249	62	—	311
Restricted cash	—	—	—	—	—
Net cash used in investing activities	—	(8,278)	(2,481)	—	(10,759)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	(1,407)	—	—	(1,407)
Repayments of expired revolving credit facilities, net	—	(5,089)	(1,785)	—	(6,874)
Borrowings (repayments) of term loans and notes payable	—	—	(13)	—	(13)
Payments of debt issuance costs	(903)	(978)	—	—	(1,881)
Net proceeds from issuance of common stock and purchase rights	21,710	—	—	—	21,710
Payment of statutory payroll tax withholding on stock-based compensation associated with issuance of common stock	(759)	—	—	—	(759)
Proceeds from equipment lease financing	—	3,100	—	—	3,100
(Repayments) proceeds of capital lease obligations	—	(1,314)	20	—	(1,294)
Advances to/from affiliates	(16,099)	20,777	(4,678)	—	—
Net cash provided by (used in) financing activities	3,949	15,089	(6,456)	—	12,582
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(1,491)	—	(1,491)
NET INCREASE (DECREASE) IN CASH	—	(328)	2,965	—	2,637
CASH, beginning of period	—	618	7,038	—	7,656
CASH, end of period	$—	$290	$10,003	$—	$10,293

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$1,255	$68	$—	$1,323
Reclassification of Lion Warrant from equity to debt	11,339	—	—	—	11,339
Conversion of debt to equity	4,688	—	—	—	4,688
Issuance of warrants and purchase rights at fair value	6,387	—	—	—	6,387
Exercise of purchase rights	2,857	—	—	—	2,857

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2013	$2,085	$1,512	$—	$(1,368)	$2,229
For the year ended December 31, 2012	$2,195	$99	$—	$(209)	$2,085
For the year ended December 31, 2011	$2,630	$996	$—	$(1,431)	$2,195

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance at End of Year
Reserve for inventory shrinkage and obsolescence:
For the year ended December 31, 2013	$2,653	$912	$—	$(787)	$2,778
For the year ended December 31, 2012	$3,932	$690	$—	$(1,969)	$2,653
For the year ended December 31, 2011	$5,853	$(1,652)	$—	$(269)	$3,932

Description	Balance at Beginning of Year	Increase in Allowance	Deductions to Allowance	Other	Balance at End of Year
Valuation allowance of deferred tax assets:
For the year ended December 31, 2013	$77,578	$43,116	$—	$—	$120,694
For the year ended December 31, 2012	$73,773	$4,720	$(915)	$—	$77,578
For the year ended December 31, 2011	$51,979	$21,794	$—	$—	$73,773

Supplementary Financial Information
The following quarterly data are derived from the Company’s consolidated statements of operations.
QUARTERLY INFORMATION (unaudited)
(Amounts in thousands except per share amounts)

	Quarter Ended December 31, 2013	Quarter Ended September 30, 2013	Quarter Ended June 30, 2013	Quarter Ended March 31, 2013	Year Ended December 31, 2013
Fiscal 2013
Net sales	$169,102	$164,543	$162,236	$138,060	$633,941
Gross profit	$79,507	$84,640	$83,870	$72,868	$320,885
Net loss	$(20,770)	$(1,513)	$(37,504)	$(46,511)	$(106,298)
Loss per share-basic and diluted	$(0.19)	$(0.01)	$(0.34)	$(0.42)	$(0.96)

	Quarter Ended December 31, 2012	Quarter Ended September 30, 2012	Quarter Ended June 30, 2012	Quarter Ended March 31, 2012	Year Ended December 31, 2012
Fiscal 2012
Net sales	$173,028	$162,160	$149,462	$132,660	$617,310
Gross profit	$93,091	$85,200	$79,036	$70,056	$327,383
Net loss	$4,903	$(19,012)	$(15,272)	$(7,891)	$(37,272)
Loss per share-basic and diluted	$0.05	$(0.18)	$(0.14)	$(0.07)	$(0.35)
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
Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this evaluation, and the opinion expressed by our external auditor's attestation report, our management concluded that our internal controls over financial reporting were operating effectively as of December 31, 2013.
Based on the COSO criteria, management did not note control deficiencies that constituted a material weakness in our prior reported financial statements. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
American Apparel, Inc.

We have audited American Apparel, Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American Apparel, Inc. and Subsidiaries' maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows and the related financial statement schedule for the years ended December 31, 2013, 2012, and 2011 of the Company and our report dated April 1, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Melville, NY
April 1, 2014

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the following captions in the 2014 Proxy Statement and is incorporated herein by reference: “Directors and Executive Officers,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
The information required by this item will be included under the following captions in the 2014 Proxy Statement and is incorporated herein by reference: “Process and Procedures for Determination of Executive and Director Compensation,” “Compensation of Directors,” “Director Compensation—Fiscal 2013,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” and “Grants of Plan-Based Awards Table."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the following captions in the 2014 Proxy Statement and is incorporated herein by reference: “Equity Compensation Plan Information” and “Beneficial Ownership of Shares.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included under the following captions in the 2014 Proxy Statement and is incorporated herein by reference: “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters.”

Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Relationship with Independent Auditors” in the 2014 Proxy Statement and is incorporated herein by reference.

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

4.6
Investment Agreement, dated March 13, 2009, between American Apparel, Inc. and Lion Capital (Guernsey) II Limited (included as Exhibit 10.2 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

4.7
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

4.9
Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated March 24, 2011, issued to Lion/Hollywood L.L.C (included as Exhibit 10.2 of the Current Report on Form 8-K filed on March 28, 2011 and incorporated by reference herein).

4.10
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

Exhibit No.	Description
4.12
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

4.23	Form of Note (included as exhibit 4.2 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

4.24
Registration Rights Agreement, dated as of April 4, 2013, by and among the Company, the Guarantors and Cowen and Company, LLC and Sea Port Group Securities, LLC, as representatives of the initial purchasers (included as exhibit 4.3 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

10.1 +
American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated as of June 25, 2013 (included as Annex A of the Definitive Proxy Statement (File No. 001-32697) filed on April 30, 2013 and incorporated by reference herein).

10.2 +
Employment Agreement, dated March 22, 2012, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed March 27, 2012 and incorporated by reference herein).

10.3 +
Employment Agreement, dated January 27, 2009, by and between Glenn A. Weinman and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed February 2, 2009 and incorporated by reference herein).

10.4 +
Employment Agreement, dated February 7, 2011 by and between John Luttrell and American Apparel, Inc. (included as Exhibit 10.1 of the Current Report on Form 8-K filed on February 3, 2011 and incorporated by reference herein).

Exhibit No.	Description

10.5
Lease, dated as of January 1, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.6
Lease, dated as of May 12, 2004, by and between Alameda Produce Market, Inc. and AAI (included as Exhibit 10.22 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.7
Lease, dated June 9, 2004, by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc. (jointly and severally) (included as Exhibit 10.15 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.8
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

10.9
Lease, dated December 13, 2005, by and between American Central Plaza and AAI (included as Exhibit 10.17 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.10
Lease Amendment, effective as of November 15, 2006, by and between American Central Plaza and AAI (included as Exhibit 10.18 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.11
Lease Amendment, effective as of March 22, 2007, by and between American Central Plaza and AAI (included as Exhibit 10.19 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.12
Lease, dated as of July 30, 2009, by and between Alameda Produce Market, LLC and AAI (included as Exhibit 10.21 of the Current Report on Form 8-K (File No. 00l-32697) filed December 18, 2007 and incorporated by reference herein).

10.13
Form of Purchase and Investment Agreement, dated as of April 21, 2011, by and among American Apparel, Inc. and the purchasers signatory thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.14
Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney (included as Exhibit 10.2 of the Current Report on Form 8-K/A (File No. 00l-32697) filed on April 28, 2011 and incorporated by reference herein).

10.15
Amendment to Purchase Agreement, dated as of October 16, 2012, by and between American Apparel, Inc. and Dov Charney (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 00l-32697) filed on October 22, 2012 and incorporated by reference herein).

10.16
Asset Purchase Agreement, dated as of December 1, 2007, by and between PNS Apparel, Inc., Blue Man Group, Inc., Allen S. Yi and American Apparel, Inc. (included as Exhibit 10.24 of Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 001-32697) filed March 28, 2008 and incorporated by reference herein).

10.17
Letter Agreement Re: Extension of Non-Competition and Non-Solicitation Covenants in Section 5.27(a) of the Merger Agreement, dated March 13, 2009, among Dov Charney, Lion Capital (Guernesey) II Limited and American Apparel, Inc. (included as Exhibit 10.6 of the Current Report on Form 8-K (File No 001-32697) filed March 16, 2009 and incorporated by reference herein).

10.18
Amendment and Agreement, dated as of April 10, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed April 16, 2009 and incorporated by reference herein).

10.19
Second Amendment and Agreement, dated as of June 17, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed June 19, 2009 and incorporated by reference herein).

10.20
Third Amendment and Agreement, dated as of August 18, 2009, by and between American Apparel, Inc. and Lion/Hollywood L.L.C. (included as Exhibit 10.1 of Current Report on Form 8-K (File No 001-32697) filed August 20, 2009 and incorporated by reference herein).

Exhibit No.	Description
10.21
Letter Agreement Re: Pledging of Restricted Securities, dated October 28, 2009, among Dov Charney, Lion/Hollywood L.L.C. and American Apparel, Inc. (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed November 3, 2009 and incorporated by reference herein).

10.22
Credit Agreement, dated as of December 30, 2009, between American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. and Bank of Montreal (included as Exhibit 10.1 of Current Report on Form 8-K (File No. 001-32697) filed January 6, 2010 and incorporated by reference herein).

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

Exhibit No.	Description

10.33
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

10.34
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

10.35
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

10.36
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

10.37
Intercreditor Agreement, dated as of April 4, 2013, by and among U.S. Bank National Association and Capital One Leverage Finance Corp. (included as Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

10.38
Creditor Agreement, dated as of April 4, 2013, by and among the Credit Parties, Capital One Leverage Finance Corp., as administrative agent, swing line lender, and lender, Capital One, N.A., as L/C issuer and the other lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed April 9, 2013 and incorporated by reference herein).

10.39*	Amendment No. 1 to Credit Agreement, dated as of May 22, 2013, by and among the Borrowers, the Guarantors, Capital One Leverage Finance Corp., as administrative agent, and the Lenders party thereto.

10.40
Amendment No. 2 to Credit Agreement, dated as of July 5, 2013, by and among the Borrowers, the Guarantors, Capital One Leverage Finance Corp., as administrative agent, and the Lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed July 9, 2013 and incorporated by reference herein).

10.41*
Amendment No. 3 to Credit Agreement and Limited Waiver, dated as of November 14, 2013, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp. (f/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto.

10.42*
Amendment No. 4 to Credit Agreement and Limited Consent, dated as of November 29, 2013, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp. (f/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto.

10.43
Amendment No. 5 to Credit Agreement and Limited Waiver, dated as of March 25, 2014, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp. (f/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed March 25, 2014 and incorporated by reference herein).

10.44*	Credit Agreement, dated as of May 22, 2013, by and among American Apparel, Inc., the facility guarantors party thereto, and Lion/Hollywood L.L.C.

10.45*	Amendment No. 1 to Credit Agreement, dated as of November 29, 2013, by and among American Apparel, Inc., the facility guarantors party thereto, and Lion/Hollywood L.L.C.

14.1	American Apparel, Inc. Code of Ethics (included as Exhibit 14.1 of the Current Report for 8-K (File No. 001-32697) filed December 18, 2007 and incorporated by reference herein).

21.1*	List of subsidiaries as of December 31, 2013

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

April 1, 2014	By:	/s/ DOV CHARNEY
Dov Charney
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2014
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer and Principal Accounting Officer	April 1, 2014
John Luttrell

/s/ ALBERTO CHEHEBAR	Director	April 1, 2014
Alberto Chehebar

/s/ DAVID DANZIGER	Director	April 1, 2014
David Danziger

/s/ ROBERT GREENE	Director	April 1, 2014
Robert Greene

/s/ MARVIN IGELMAN	Director	April 1, 2014
Marvin Igelman

/s/ WILLIAM MAUER	Director	April 1, 2014
William Mauer

/s/ ALLAN MAYER	Director	April 1, 2014
Allan Mayer