Form 10-Q
period 2014-03-31
AMERICAN APPAREL, INC
filed 2014-05-12
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares of the registrant's common stock issued and outstanding as of May 1, 2014 was approximately 175,228,823 and 173,497,302, respectively.

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
Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•
our future financial condition, results of operations, our plans and our prospects, expectations, goals and strategies for future growth, operating improvements and cost savings and the timing of any of the foregoing;

•
our ability to make our debt service payments and remain in compliance with financial covenants under our financing arrangements and obtain appropriate waivers or amendments with respect to any noncompliance;

•	our liquidity and projected cash flows;

•	our plan to make continued investments in advertising and marketing;

•	our growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	our intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	operations outside the United States;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, results of operations, and cash flows;

•	economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	our ability to maintain compliance with the listing requirements of NYSE MKT, LLC;

•	our ability to improve manufacturing efficiency at our production facilities;

•	our ability to improve efficiency and control costs at our distribution facility located in La Mirada, California;

•	management's goals and plans for future operations; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance. Such assumptions, events, risks, uncertainties and other factors include, among others, those described under Part II, Item IA and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2014) as well as in other reports and documents we file with the SEC and include, without limitation, the following:

•	our ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•	our financial condition, operating results and projected cash flows;

•
consequences of our significant indebtedness, including our relationship with our lenders and our ability to comply with our debt agreements and generate cash flow to service our debt, and the risk of acceleration of borrowings thereunder as a result of noncompliance;

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

•
loss of U.S. import protections or changes in duties, tariffs and quotas, and other risks associated with our foreign operations and foreign supply sources, including disruption of markets and foreign supply sources, changes in import and export laws, currency restrictions, and currency exchange rate fluctuations;

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
American Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013*
ASSETS
CURRENT ASSETS
Cash	$16,683	$8,676
Trade accounts receivable, net of allowances of $2,281 and $2,229 at March 31, 2014 and December 31, 2013, respectively	22,041	20,701
Prepaid expenses and other current assets	13,367	15,636
Inventories, net	163,652	169,378
Income taxes receivable and prepaid income taxes	350	306
Deferred income taxes, net of valuation allowance	604	599
Total current assets	216,697	215,296
PROPERTY AND EQUIPMENT, net	65,607	69,303
DEFERRED INCOME TAXES, net of valuation allowance	2,425	2,426
OTHER ASSETS, net	46,761	46,727
TOTAL ASSETS	$331,490	$333,752
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Cash overdraft	$4	$3,993
Revolving credit facilities and current portion of long-term debt	29,469	44,042
Accounts payable	40,174	38,290
Accrued expenses and other current liabilities	53,952	50,018
Fair value of warrant liability	8,287	20,954
Income taxes payable	1,837	1,742
Deferred income tax liability, current	1,241	1,241
Current portion of capital lease obligations	1,177	1,709
Total current liabilities	136,141	161,989
LONG-TERM DEBT, net of unamortized discount of $5,631 and $5,779 at March 31, 2014 and December 31, 2013, respectively	214,586	213,468
CAPITAL LEASE OBLIGATIONS, net of current portion	5,866	5,453
DEFERRED TAX LIABILITY	529	536
DEFERRED RENT, net of current portion	15,891	18,225
OTHER LONG-TERM LIABILITIES	12,149	11,485
TOTAL LIABILITIES	385,162	411,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per share, authorized 1,000 shares; none issued	—	—
Common stock, $0.0001 par value per share, authorized 230,000 shares; 175,229 shares issued and 173,377 shares outstanding at March 31, 2014 and 113,469 shares issued and 111,330 shares outstanding at December 31, 2013	17	11
Additional paid-in capital	215,135	185,472
Accumulated other comprehensive loss	(4,777)	(4,306)
Accumulated deficit	(261,890)	(256,424)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(53,672)	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$331,490	$333,752
* Condensed from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$137,096	$138,060
Cost of sales	65,122	65,192
Gross profit	71,974	72,868
Selling expenses	54,062	55,463
General and administrative expenses (including related party charges of $160 and $217 for the three months ended March 31, 2014 and 2013, respectively)	24,909	27,804
Retail store impairment	499	78

Loss from operations	(7,496)	(10,477)

Interest expense	10,039	11,214
Foreign currency transaction loss	132	713
Unrealized (gain) loss on change in fair value of warrants	(12,667)	23,645
Other income	(8)	(5)
Loss before income taxes	(4,992)	(46,044)
Income tax provision	474	467
Net loss	$(5,466)	$(46,511)

Basic and diluted loss per share	$(0.05)	$(0.42)
Weighted average basic and diluted shares outstanding	111,554	109,918

Net loss (from above)	$(5,466)	$(46,511)
Other comprehensive loss item:
Foreign currency translation loss, net of tax	(471)	(1,504)
Other comprehensive loss, net of tax	(471)	(1,504)
Comprehensive loss	$(5,937)	$(48,015)

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$136,815	$137,654
Cash paid to suppliers, employees and others	(130,984)	(139,649)
Income taxes (paid) refunded	(403)	9
Interest paid	(1,521)	(4,040)
Other	8	18
Net cash provided by (used in) operating activities	3,915	(6,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,958)	(7,354)
Proceeds from sale of fixed assets	30	12
Restricted cash	—	(622)
Net cash used in investing activities	(3,928)	(7,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(3,989)	1,340
(Repayments) borrowings under revolving credit facilities, net	(14,557)	7,624
Repayments of term loans and notes payable	(50)	(3)
Payments of debt issuance costs	(372)	(1,678)
Net proceeds from issuance of common stock	28,554	—
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(125)	(112)
Repayments of capital lease obligations	(137)	(176)
Net cash provided by financing activities	9,324	6,995

EFFECT OF FOREIGN EXCHANGE RATE ON CASH	(1,304)	(300)

NET INCREASE (DECREASE) IN CASH	8,007	(7,277)
CASH, beginning of period	8,676	12,853
CASH, end of period	$16,683	$5,576

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(5,466)	$(46,511)
Depreciation and amortization of property and equipment, and other assets	6,715	6,031
Retail store impairment	499	78
Loss on disposal of property and equipment	—	13
Share-based compensation expense	1,115	3,547
Unrealized (gain) loss on change in fair value of warrants	(12,667)	23,645
Amortization of debt discount and deferred financing costs	597	2,610
Accrued interest paid-in-kind	1,030	4,564
Foreign currency transaction loss	132	713
Allowance for inventory shrinkage and obsolescence	121	254
Bad debt expense	139	139
Deferred rent	(2,222)	(448)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(420)	(545)
Inventories	5,445	(4,811)
Prepaid expenses and other current assets	2,288	220
Other assets	(235)	(1,825)
Accounts payable	2,424	3,999
Accrued expenses and other liabilities	4,349	1,859
Income taxes receivable / payable	71	460
Net cash provided by (used in) operating activities	$3,915	$(6,008)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$1,040	$3,433

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2014 and 2013
(Amounts and shares in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the “Company”) is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs, manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the United States, and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2014, the Company operated a total of 249 retail stores in 20 countries: the United States, Canada and 18 other countries.
Liquidity and Management's Plan
As of March 31, 2014, the Company had approximately $16,683 in cash and $16,762 of availability for additional borrowings under a $50,000 asset-backed credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") (as defined in Note 6). As of April 30, 2014, the Company had $18,261 available for borrowing under the revolving credit agreement.
On March 25, 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon the receipt of net proceeds from the March 31, 2014 equity offering (see below), among other things: waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; reset for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; added a minimum EBITDA covenant; increased the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increased the fees payable upon early termination.
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of $28,554.
On April 14, 2014, the Company paid $13,390 in interest on Senior Secured Notes due 2020 (the "Notes").
The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months.
The Company continues to develop other initiatives intended to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing through the first quarter of 2014, significant reductions were made in payroll and related costs associated with manufacturing and administrative overhead. The Company also instituted a program towards the end of the first quarter of 2014 to limit capital expenditures. Additionally, the Company intends to continue to drive productivity improvements from its new distribution center, reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity will be ongoing.
Although the Company has made significant improvements under this plan, the Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. There can be no assurance that planned improvements will be successful.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of American Apparel, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the prior year's condensed consolidated financial statements and related footnotes to conform them to the 2014 presentation.
The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.
The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, and property and equipment; fair value calculations, including derivative liabilities such as the Lion warrants; contingencies, including accruals for the outcome of current litigation and assessments and self-insurance; income taxes, including uncertain income tax positions and recoverability of deferred income taxes; and cash flow projections in assessing future performance related to financial standards requiring a prospective analysis in valuing and classifying assets and liabilities.
On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables), relating substantially to the Company’s U.S. Wholesale segment. The Company mitigates its risk by investing through major financial institutions. The Company had approximately $5,758 and $7,374 held in foreign banks at March 31, 2014 and December 31, 2013, respectively.
The Company mitigates its risks related to trade receivables by performing on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company also maintains an insurance policy for certain customers based on a customer’s credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 19.7% and 14.2% of the Company’s total accounts receivables as of March 31, 2014 and December 31, 2013, respectively. The Company maintains an allowance for doubtful accounts, which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
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

Whenever possible, the Company utilizes observable market inputs (quoted market prices) when measuring fair value.
For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's accounting and finance department determines its valuation policies and procedures. Their determinations are approved by the Chief Financial Officer.
As of March 31, 2014, there were no transfers in or out of Level 2 and Level 3 from other levels.
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
The fair value of each warrant is estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and were classified within Level 3 of the valuation hierarchy. An increase or decrease in these inputs could significantly increase or decrease the fair value of the warrants. See Notes 8 and 11.
The fair value of indefinite-lived assets, which consists exclusively of goodwill, is measured in connection with the Company’s annual goodwill impairment test or when events occur that indicate a potential for impairment.  The fair value of the reporting unit to which goodwill has been assigned, is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in the discount rate assumption and/or the terminal value assumption, in isolation, can have a significant effect on the fair value of the reporting unit.
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
During the three months ended March 31, 2014 and 2013, the Company incurred losses from operations. Based upon these results, and trends in the Company's performance projected through 2014, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods arising from net operating loss carry-forwards.  The Company did not record income tax benefits in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 as the Company determined that it was more likely than not that sufficient taxable income in the future will not be generated in the respective jurisdictions to realize the deferred income tax assets.
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
The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have its foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Spain, Italy, Ireland and South Korea, consolidated in the Company's U.S. federal income tax return.  The Company will generally be eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's entities included in the United States Federal income tax return.

The Company accounts for uncertain tax positions in accordance with ASC 740 - “Income Taxes.” Gross unrecognized tax benefits at March 31, 2014 and December 31, 2013 are included in current liabilities in the accompanying condensed consolidated balance sheets.  The Company accrues interest and penalties on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.
Accounting Standards Updates
Recently issued accounting standards updates are not expected to have a material effect on the Company's condensed consolidated financial statements.
Subsequent Events
The Company has evaluated events that occurred subsequent to March 31, 2014 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.
Note 3. Inventories
The components of inventories are as follows:

	March 31, 2014	December 31, 2013
Raw materials	$20,134	$23,199
Work in process	3,382	2,596
Finished goods	143,036	146,361
	166,552	172,156
Less reserve for inventory shrinkage and obsolescence	(2,900)	(2,778)
Total, net of reserves	$163,652	$169,378
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. For the three months ended March 31, 2014 and 2013, no one supplier provided more than 10% of the Company’s raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and provides reserves for lower of cost or market reserves for such identified excess and slow-moving inventories. At March 31, 2014 and December 31, 2013, the Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,921 and $1,951, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and its warehouse. The reserve is based on the historical results of physical inventory cycle counts. The Company had a reserve for inventory shrinkage in the amount of $979 and $827 at March 31, 2014 and December 31, 2013, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and operating expenses. For the three months ended March 31, 2014 and 2013, depreciation and amortization expense was $6,715 and $6,031, respectively.
Based upon the results of its retail store impairment analysis, for the three months ended March 31, 2014 and 2013, the Company recorded impairment charges of $499 and $78, respectively.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2014	December 31, 2013
Compensation, bonuses and related taxes	$10,479	$11,773
Accrued interest	12,953	6,064
Workers' compensation and other self-insurance reserves (Note 14)	6,372	6,383
Sales, value and property taxes	1,912	3,868
Gift cards and store credits	6,612	7,391
Loss contingencies	1,177	1,177
Deferred revenue	942	1,258
Deferred rent	3,479	3,363
Other	10,026	8,741
Total accrued expenses	$53,952	$50,018

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	March 31, 2014	December 31, 2013
Revolving credit facility (Capital One), maturing April 2018	$29,452	$43,526
Revolving credit facility (Bank of Montreal), matured on March 31 2014	—	443
Current portion of long-term debt (Note 7)	17	73
Total revolving credit facilities and current portion of long-term debt	$29,469	$44,042
The Company incurred interest charges of $10,039 and $11,214 for the three months ended March 31, 2013 and 2014, respectively, for all outstanding borrowings. The interest charges subject to capitalization for the three months ended March 31, 2014 and 2013 were not significant.
Revolving Credit Facility - Capital One
As of March 31, 2014, the Company had $29,452 outstanding on a $50,000 asset-backed revolving credit facility with Capital One and $16,762 available for additional borrowings. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes (as defined in Note 7). Borrowings under the Capital One Credit Facility bear interest equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option) and are subject to maintenance of specified borrowing base requirements and covenants. The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some exceptions. As of March 31, 2014, the Company had $1,230 of outstanding letters of credit secured against the Capital One Credit Facility.
Among other provisions, the Capital One Credit Facility requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility.
The Company is required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 for the period of April 1, 2014 to June 30, 2014 and 1.00 to 1.00 for the remainder of 2014 and is also required to not exceed certain maximum leverage ratio thresholds, both determined as at the end of each fiscal quarter. Additionally, the Company's domestic subsidiaries are subject to an annual limitation of certain specified capital expenditure amounts as determined at the end of each fiscal year.
On March 25, 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon the receipt of net proceeds from the March 31, 2014 equity offering (see Note 11), among other things: waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; reset for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; added a minimum EBITDA covenant; increased the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increased the fees payable upon early termination.
Revolving Credit Facility - Bank of Montreal
The Company's wholly-owned Canadian subsidiaries had a revolving credit facility with Bank of Montreal. Outstanding amounts under the credit facility were repaid, and on March 31, 2014 the agreement expired by its terms.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Senior Secured Notes due 2020 (a)	$204,443	$203,265
Long-term debt with Lion, maturing October 2018 (b)	9,865	9,865
Other	295	411
Total long-term debt	214,603	213,541
Current portion of debt	(17)	(73)
Long-term debt, net of current portion	$214,586	$213,468
(a) Includes accrued interest paid in-kind of $4,074 and $3,044 and net of unamortized discount of $5,631 and $5,779 at March 31, 2014 and December 31, 2013, respectively.
(b) Including accrued interest paid in-kind of $365 at both March 31, 2014 and December 31, 2013.

Senior Secured Notes due 2020
On April 4, 2013, the Company issued the Notes in an aggregate principal amount of $206,000 at 97% of par value. The Notes mature on April 15, 2020 and bears interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. As of March 31, 2014, the amount outstanding under the Notes was $204,443, which includes accrued interest paid in-kind of $4,074 and is net of unamortized discount of $5,631.
Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. On April 14, 2014, the Company paid $13,390 in interest on the Notes.
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
As of March 31, 2014, the Company was in compliance with the required covenants of the Senior Notes Indenture.
Lion Loan Agreement
The Company has a loan agreement with Lion (the “Lion Loan Agreement”). The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at 20% per annum. Interest under the loan agreement is payable in cash or, to the extent permitted by the Company’s other debt agreements, in-kind. As of March 31, 2014, the amount outstanding under the Lion Loan Agreement was $9,865, which includes accrued interest paid in-kind of $365.
The Lion Loan Agreement contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default. As of March 31, 2014, the Company was in compliance with the required covenants of the Lion Loan Agreement.

Note 8. Fair Value of Financial Instruments
The fair value of the Company's financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings from Capital One approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Notes was calculated based on the quoted market price of the Notes. The fair value of the Lion Loan Agreement was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features. The fair value of warrants was estimated using Binomial Lattice option valuation model.
The Company did not have any assets or liabilities categorized as Level 1 as of March 31, 2014.
The following table presents carrying amounts and fair values of the Company's financial instruments as of March 31, 2014 and December 31, 2013:

		March 31, 2014
		Carrying Amount		Fair Value
Senior Secured Notes due 2020, net of discount of $5,631 and including interest paid-in-kind of $4,074	Level 2 Liability	$204,443		$184,113
Lion Loan due 2018 including interest paid-in-kind of $365	Level 3 Liability	9,865		8,949
Lion Warrant	Level 3 Liability	—	(a)	8,287
		$214,308		$201,349

		December 31, 2013
		Carrying Amount		Fair Value
Senior Secured Notes due 2020, net of discount of $5,779 and including interest paid-in-kind of $3,044	Level 2 Liability	$203,265		$191,065
Lion Loan due 2018 including interest paid-in-kind of $365	Level 3 Liability	9,865		9,773
Lion Warrant	Level 3 Liability	—	(a)	20,954
		$213,130		$221,792
(a) No cost is associated with these liabilities (see Note 11)

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31,
	2014	2013
Balance at January 1,	$20,954	$17,241
Adjustment resulting from change in value recognized in earnings (a)	(12,667)	23,645
Balance at March 31,	$8,287	$40,886
(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in unrealized loss on change in fair value of warrants in the accompanying condensed consolidated statements of operations.
Note 9. Income Taxes
Income taxes for the three months ended March 31, 2014 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred a loss from operations for the three months ended March 31, 2014 and 2013. Based upon recent history of cumulative losses for the prior three years combined with the loss from operations for the three months ended March 31, 2014 and 2013, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and a partial valuation allowance in certain foreign jurisdictions, is required.
Section 382 of the Internal Revenue Code, as amended, in the United States imposes annual limitation on the utilization of net operating losses ("NOL") carryforwards, other tax carryforwards, and certain built-in losses as defined under that Section, upon an ownership change. The Company performed an analysis determining it is more likely than not that an ownership change has not occurred through December 31, 2013 and, accordingly, NOL carryforwards through such date are not subject to an annual Section 382 limitation. On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock. As of March 31, 2014, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its NOLs and other tax carryforwards.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2010 through December 31, 2013. The IRS is currently auditing the Company's tax return for the year ended December 31, 2011. The Company completed an audit with the IRS through December 31, 2010. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years ended December 31, 2008 through 2013.
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
Personal Guarantees by the Company’s CEO
As of March 31, 2014, the CEO of the Company has personally guaranteed the obligations of American Apparel under seven property leases aggregating $16,639 in obligations. Additionally, the CEO of the Company has personally guaranteed the obligations of the Company with two vendors aggregating $1,000.

Lease Agreement Between the Company and a Related Party
The Company is party to an operating lease, expiring in November 2016, for its knitting facility with a related company (“American Central Plaza, LLC”), which is partially owned by the CEO and the Chief Manufacturing Officer ("CMO") of the Company. The Company's CEO holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. Rent expense (including property taxes and insurance payments) related to this lease for the three months ended March 31, 2014 and 2013 were $104 and $155, respectively.
Payments to Morris Charney
Morris Charney, (“Mr. M. Charney”), is the father of the Company's CEO and serves as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. Day to day operations of these two Canadian subsidiaries are handled by management and other employees of these subsidiaries, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney does not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provides architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $56 and $62 for the three months ended March 31, 2014 and 2013, respectively.

Note 11. Stockholders' Deficit
Public Offering
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of $28,554.
Common Stock Warrants
Lion Warrants
As of March 31, 2014, Lion held warrants (the "Lion Warrants") to purchase 24,511 shares of the Company's common stock, with an exercise price of $0.66 per share. These warrants will expire on February 18, 2022.
On March 31, 2014, as a result of the public offering of the Company's common shares, Lion received the right to purchase an additional 2,905 shares of the Company's common stock under their existing warrants to purchase 21,606 shares of the Company's common stock and the exercise price of all of Lion's warrants was adjusted from $0.75 per share to approximately $0.66 per share. Such adjustments were required by the terms of the existing Lion warrants.
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
As of March 31, 2014, the fair value of the 24,511 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $8,287 and was recorded as a current liability in the accompanying condensed consolidated balance sheets. The calculation as of March 31, 2014 assumed a stock price of $0.50, exercise price of $0.66, volatility of 71.92%, annual risk free interest rate of 2.44%, a contractual remaining term of 8 years and no dividends.
The following table summarizes common stock warrants issued, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding - January 1, 2014	21,606	$0.75	8.2
Issued (1)	24,511	0.66	8.0
Forfeited (1)	(21,606)	0.75	—
Expired	—	—	—
Outstanding - March 31, 2014	24,511	$0.66	8.0
Fair value - March 31, 2014	$8,287
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
The Company had common stock under various options, warrants and other agreements at March 31, 2014 and 2013. The weighted average effects of 40,385 and 53,456 shares at March 31, 2014 and 2013, respectively, were excluded from the calculations of net loss per share for the three months ended March 31, 2014 and 2013, because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding as of March 31, 2014 and 2013 are as follows:

	2014	2013
SOF warrants	—	1,000
Lion warrants	24,511	21,606
Shares issuable to Mr. Charney based on market conditions (1)	13,611	20,416
Contingent shares issuable to Mr. Charney based on market conditions (2)	—	2,112
Contingent shares issuable to Mr. Charney based on performance factors (3)	—	5,000
Employee options & restricted shares	2,263	3,322
	40,385	53,456
(1) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which 6,805 expired unexercised on April 15, 2014.
(2) Pursuant to the March 24, 2011 conversion of debt to equity, which expired unexercised on March 24, 2014.
(3) Pursuant to Mr. Charney's employment agreement commencing April 1, 2012
The table above does not include additional warrants that may be issuable to Lion pursuant to the anti-dilution provisions under the Lion Loan Agreement such as in the event anti-dilutive shares are issued to Mr. Charney pursuant to the Charney Anti-Dilution Rights.
Note 12. Share-Based Compensation
Plan Description - The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any one participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of March 31, 2014, there were approximately 13,301 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding (shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Non-vested - January 1, 2014	1,850	$1.46	0.9
Granted	285	0.64
Vested	(402)	1.18
Forfeited	(170)	1.61
Non-vested - March 31, 2014	1,563	$1.36	0.9
Vesting of the restricted share awards to employees are generally either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.

Stock Option Awards - The following table summarizes stock options granted, forfeited, expired and outstanding (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	700	$0.82	7.8
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding - March 31, 2014	700	$0.82	7.5
Vested - March 31, 2014	700	$0.82	7.5	$—
Non-vested - March 31, 2014	—	$—		$—
Share-Based Compensation Expense - During the three months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense of $1,115 and $3,547, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of March 31, 2014, unrecorded compensation cost related to non-vested awards was $3,852, which is expected to be recognized through 2017.
CEO Anti-Dilution Rights - During the three months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $689 and $2,071, respectively. As of March 31, 2014, unrecorded compensation cost was $1,295, which is expected to be recognized through 2015. On April 15, 2014, the last day of the first measurement period, the Company determined that the vesting requirements for such period were not met, and as a result, 6,805 of the 20,416 anti-dilution rights expired unexercised.
CEO Performance-Based Award - Pursuant to an employment agreement with Mr. Charney commencing on April 1, 2012, the Company provided to the CEO rights to 7,500 shares of the Company's stock. The shares are issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. For the fiscal 2012 measurement period, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares on June 25, 2013. For the fiscal 2013 measurement period, the Company did not achieve the target EBITDA. For the fiscal 2014 measurement period, based on currently available information, the Company does not believe that the target EBITDA will be achieved. As of March 31, 2014, there was no unrecorded compensation cost related to this EBITDA award.
The grant date fair value of the award was based on the share price of $0.75. During the three months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense of $0 and $859, respectively.
Non-Employee Directors
On April 1 and January 2, 2014, the Company issued a quarterly stock grant to each non-employee director for services performed of approximately 20 and 8 shares of the Company's common stock, based on grant date fair values of $0.50 and $1.21 per share, respectively.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through November 2023. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease, which expires on July 31, 2019. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $19,012 and $19,902 for the three months ended March 31, 2014 and 2013, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales (for production-related activities), selling expenses (primarily for retail stores) and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Customs and duties
The Company is being audited by German customs authorities for the years ended December 31, 2009 through December 31, 2011. In connection with the audit, the German customs has issued retroactive assessments on the Company's imports totaling $4,997 at the March 31, 2014 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union (“E.U.”) limited right to impose retaliatory duties on certain imports of U.S. origin goods into the E.U., based upon the World Trade Organization's (“WTO”) Dispute Settlement procedures and the related WTO arbitrator rulings brought into place as a result of EU complaint against the U.S. "Continued Dumping and Subsidy Offset Act of 2000" (the "CDSOA") usually referred to as "the Byrd Amendment." Consequently, the German customs authorities are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and has filed litigation in German courts to contest such assessment. However, as the case is ongoing, the Company is unable to reasonably estimate the financial outcome of the matter at this time as it cannot predict whether the outcome will be favorable or unfavorable to the Company, or if the Company will be required to advance material amounts during the pendency of the litigation, and accordingly has not recorded a provision for this matter. No assurance can be made that this matter will not result in a material financial exposure in connection with the audit, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
New York Stock Exchange Compliance
The Company's common stock is currently traded on the NYSE MKT. On February 28, 2014, the Company received a letter from NYSE MKT indicating that it was not in compliance with the continued listing standards of NYSE MKT set forth in Section 1003(a)(iv) of the NYSE MKT LLC Company Guide. In order to maintain its listing, the Company submitted a plan of compliance by addressing how it intended to regain compliance with Section 1003(a)(iv) of the Company Guide by April 15, 2014. On April 15, 2014 the Exchange issued a letter to the Company indicating the Company had regained compliance with the Exchange's listing standards.
Advertising
At March 31, 2014 the Company had approximately $1,753 in open advertising commitments, which primarily relate to print advertisements in various newspapers and magazines, as well as outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2014.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, medical benefits provided to employees, and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate of 1.03% with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. As of March 31, 2014 the undiscounted liability amount was $16,910. The Company’s liability reflected on the accompanying condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. In estimating this liability, the Company utilizes loss development factors based on Company specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, as of March 31, 2014 and December 31, 2013, the Company had issued standby letters of credit in the amount of $450, with insurance companies being the beneficiaries, through a bank, and cash deposits of $16,124 in favor of insurance company beneficiaries. At March 31, 2014, the Company recorded a total reserve of $16,432, of which $4,283 is included in accrued expenses and $12,149 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. At December 31, 2013, the Company recorded a total reserve of $15,356, of which $3,871 is included in accrued expenses and $11,485 is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. At March 31, 2014 and December 31, 2013, the Company's total reserve of $2,089 and $2,512, respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments: U.S. Wholesale, U.S. Retail, Canada, and International. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the United States, as well as the Company's online consumer sales generated in the U.S. The U.S. Retail segment consists of the Company's retail operations in the United States, which comprised 140 retail stores operating in the United States, as of March 31, 2014. Canada segment includes retail, wholesale and online consumer operations in Canada. As of March 31, 2014, the retail operations in the Canada segment comprised 32 retail stores. The International segment includes retail, wholesale and online consumer operations outside of the United States and Canada. As of March 31, 2014, the retail operations in the International segment comprised 77 retail stores operating in 18 countries outside the United States and Canada. All of the Company's retail stores sell the Company's apparel products directly to consumers.
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
The following tables represent key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended March 31, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$38,237	$—	$1,909	$1,800	$41,946
Retail net sales	—	42,465	7,759	29,678	79,902
Online consumer net sales	10,500	—	792	3,956	15,248
Total net sales to external customers	48,737	42,465	10,460	35,434	137,096
Gross profit	17,305	26,766	5,609	22,294	71,974
Income (loss) from segment operations	9,720	(4,714)	(345)	(899)	3,762
Depreciation and amortization	2,178	3,114	401	1,022	6,715
Capital expenditures	1,205	1,139	112	1,502	3,958
Retail store impairment	—	49	—	450	499
Deferred rent benefit	(447)	(1,632)	(48)	(95)	(2,222)

	Three Months Ended March 31, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$34,708	$—	$2,579	$1,941	$39,228
Retail net sales	—	44,344	9,112	30,452	83,908
Online consumer net sales	9,714	—	666	4,544	14,924
Total net sales to external customers	44,422	44,344	12,357	36,937	138,060
Gross profit	12,327	29,191	7,420	23,930	72,868
Income (loss) from segment operations	5,383	(2,447)	(652)	813	3,097
Depreciation and amortization	1,603	2,970	433	1,025	6,031
Capital expenditures	3,076	2,900	183	1,195	7,354
Retail store impairment	—	78	—	—	78
Deferred rent expense (benefit)	20	(212)	(131)	(125)	(448)

Reconciliation of reportable segments combined income from operations for the three months ended March 31, 2014 and 2013 to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2014	2013
Consolidated income from operations of reportable segments	$3,762	$3,097
Unallocated corporate expenses	(11,258)	(13,574)
Interest expense	(10,039)	(11,214)
Foreign currency transaction loss	(132)	(713)
Unrealized gain (loss) on change in fair value of warrants	12,667	(23,645)
Other income	8	5
Consolidated loss before income taxes	$(4,992)	$(46,044)

Net sales by geographic location of customers for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
United States	$91,202	$88,766
Canada	10,460	12,357
Continental Europe	15,021	15,069
United Kingdom	9,461	9,595
South Korea	2,331	2,169
China	1,528	1,494
Japan	3,337	4,438
Australia	2,092	2,575
Other foreign countries	1,664	1,597
Total consolidated net sales	$137,096	$138,060

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
The Company does not have insurance coverage for the above matters. Each of the aforementioned wage and hour cases have been proceeding in arbitration. All of these cases have been settled on an aggregate and class-wide basis for a payment by the Company in the total amount of $875, most of which will be paid to class members and to their attorneys. Certain class members have opted out of the settlement and so may proceed with individual claims. Also, the settlement has been approved by the arbitrator and also is subject to approval of one or more of the California Superior Courts. There is no guarantee that such approvals will be obtained.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against American Apparel and certain of the Company's officers and executives on behalf of American Apparel shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased the Company's common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  The Company filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. The Company filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. On November 6, 2013, the Court issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed Motion of Preliminary Approval which was granted on April 16, 2014 without oral argument. The court set a settlement fairness hearing for July 28, 2014. If approved, the settlement will result in a payment by the Company's insurance carrier of $4,800.
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
The Company has previously disclosed arbitrations filed by the Company on or about February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  The Company settled one of these cases with no monetary liability to the Company.  In another case, the Company prevailed on its argument that certain claims had been released by the plaintiff, and the remaining claims were recently settled.  In another case, the arbitrator rejected the Company’s argument that certain claims had been released, and a hearing will be held in the future on the merits of the parties’ claims.  In another case, the arbitrator ruled that both American Apparel and the plaintiff had established certain claims and damages against one another resulting in a net inconsequential amount awarded to the plaintiff, and the arbitrator is considering a request to award attorneys’ fees and costs to the plaintiff.  The Company is awaiting the arbitrator's ruling on the outstanding attorney's fees and cost issue in this case.  In a different case, the arbitrator has held an evidentiary hearing on the parties’ respective claims and the Company is waiting for the arbitrator’s ruling.  The Company cannot provide assurance that, the amount and ultimate liability, if any, with respect to these remaining cases will not materially affect the Company's business, financial position, results of operations, or cash flows.

Note 17. Condensed Consolidating Financial Information
The Notes (see Note 7), which constitute debt obligations of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, and on a senior secured basis, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries, subject to customary automatic release provisions, including the satisfaction and discharge, or defeasance, or payment in full of the principal of, premium, if any, accrued and unpaid interest on the Notes, or, in certain circumstances, the sale or other disposition of substantially all of the assets of the subsidiary guarantor.
The following presents the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidating statements of operations for the three months ended March 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 of the Parent, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets
March 31, 2014
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$10,471	$6,212	$—	$16,683
Trade accounts receivable, net	—	17,812	4,229	—	22,041
Intercompany accounts receivable, net	275,589	(254,707)	(20,882)	—	—
Inventories, net	—	126,005	37,668	(21)	163,652
Other current assets	953	8,055	5,313	—	14,321
Total current assets	276,542	(92,364)	32,540	(21)	216,697
PROPERTY AND EQUIPMENT, net	—	50,562	15,045	—	65,607
INVESTMENTS IN SUBSIDIARIES	(103,710)	18,077	—	85,633	—
OTHER ASSETS, net	9,014	28,353	11,819	—	49,186
TOTAL ASSETS	$181,846	$4,628	$59,404	$85,612	$331,490
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$29,456	$13	$—	$29,469
Accounts payable	—	36,771	3,403	—	40,174
Accrued expenses and other current liabilities	12,927	28,585	12,440	—	53,952
Fair value of warrant liability	8,287	—	—	—	8,287
Other current liabilities	—	2,489	1,770	—	4,259
Total current liabilities	21,214	97,301	17,626	—	136,141
LONG-TERM DEBT, net	214,308	—	278	—	214,586
OTHER LONG-TERM LIABILITIES	—	28,693	5,742	—	34,435
TOTAL LIABILITIES	235,522	125,994	23,646	—	385,162
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	17	100	492	(592)	17
Additional paid-in capital	215,135	6,726	7,716	(14,442)	215,135
Accumulated other comprehensive (loss) income	(4,781)	(407)	(1,137)	1,548	(4,777)
(Accumulated deficit) retained earnings	(261,890)	(127,785)	28,687	99,098	(261,890)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(53,676)	(121,366)	35,758	85,612	(53,672)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$181,846	$4,628	$59,404	$85,612	$331,490

Condensed Consolidating Balance Sheets
December 31, 2013
(Amounts in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$—	$512	$8,164	$—	$8,676
Trade accounts receivable, net	—	15,109	5,592	—	20,701
Intercompany accounts receivable, net	247,414	(224,181)	(23,233)	—	—
Inventories, net	—	129,716	39,736	(74)	169,378
Other current assets	97	10,442	6,002	—	16,541
Total current assets	247,511	(68,402)	36,261	(74)	215,296
PROPERTY AND EQUIPMENT, net	—	53,424	15,879	—	69,303
INVESTMENTS IN SUBSIDIARIES	(94,161)	18,158	—	76,003	—
OTHER ASSETS, net	9,282	27,934	11,937	—	49,153
TOTAL ASSETS	$162,632	$31,114	$64,077	$75,929	$333,752
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$—	$43,586	$456	$—	$44,042
Accounts payable	—	34,738	3,552	—	38,290
Accrued expenses and other current liabilities	5,952	28,344	15,722	—	50,018
Fair value of warrant liability	20,954	—	—	—	20,954
Other current liabilities	—	6,830	1,855	—	8,685
Total current liabilities	26,906	113,498	21,585	—	161,989
LONG-TERM DEBT, net	213,130	47	291	—	213,468
OTHER LONG-TERM LIABILITIES	—	29,711	5,988	—	35,699
TOTAL LIABILITIES	240,036	143,256	27,864	—	411,156
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,472	6,726	7,685	(14,411)	185,472
Accumulated other comprehensive (loss) income	(4,306)	(543)	(671)	1,214	(4,306)
(Accumulated deficit) retained earnings	(256,424)	(118,425)	28,707	89,718	(256,424)
Less: Treasury stock	(2,157)	—	—	—	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(77,404)	(112,142)	36,213	75,929	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$162,632	$31,114	$64,077	$75,929	$333,752

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2014
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$99,997	$45,893	$(8,794)	$137,096
Cost of sales	—	59,100	14,878	(8,856)	65,122
Gross profit	—	40,897	31,015	62	71,974
Selling expenses	—	32,072	21,990	—	54,062
General and administrative expenses	237	16,211	8,461	—	24,909
Retail store impairment	—	49	450	—	499
(Loss) income from operations	(237)	(7,435)	114	62	(7,496)
Interest expense and other expense	(3,842)	1,553	(215)	—	(2,504)
Equity in loss (earnings) of subsidiaries	9,071	242	4	(9,317)	—
(Loss) income before income taxes	(5,466)	(9,230)	325	9,379	(4,992)
Income tax provision	—	129	345	—	474
Net (loss) income	$(5,466)	$(9,359)	$(20)	$9,379	$(5,466)
Other comprehensive (loss) income, net of tax	(471)	136	(466)	330	(471)
Comprehensive (loss) income	$(5,937)	$(9,223)	$(486)	$9,709	$(5,937)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$—	$95,404	$49,889	$(7,233)	$138,060
Cost of sales	—	57,111	15,798	(7,717)	65,192
Gross profit	—	38,293	34,091	484	72,868
Selling expenses	—	32,242	23,221	—	55,463
General and administrative expenses	376	18,120	9,324	(16)	27,804
Retail store impairment	—	78	—	—	78
(Loss) income from operations	(376)	(12,147)	1,546	500	(10,477)
Interest expense and other expense	31,962	3,632	(27)	—	35,567
Equity in (earnings) loss of subsidiaries	14,173	(1,219)	—	(12,954)	—
(Loss) income before income taxes	(46,511)	(14,560)	1,573	13,454	(46,044)
Income tax (benefit) provisions	—	(43)	510	—	467
Net (loss) income	$(46,511)	$(14,517)	$1,063	$13,454	$(46,511)
Other comprehensive (loss) income, net of tax	(1,504)	(1,227)	(1,577)	2,804	(1,504)
Comprehensive (loss) income	$(48,015)	$(15,744)	$(514)	$16,258	$(48,015)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,241)	$1,777	$3,379	$—	$3,915
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(2,340)	(1,618)	—	(3,958)
Proceeds from sale of fixed assets	—	—	30	—	30
Restricted cash	—	—	—	—	—
Net cash used in investing activities	—	(2,340)	(1,588)	—	(3,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	(3,989)	—	—	(3,989)
Repayments under revolving credit facilities, net	—	(14,128)	(429)	—	(14,557)
Repayments of term loans and notes payable	—	(47)	(3)	—	(50)
Net proceeds from issuance of common stock	28,554	—	—	—	28,554
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(125)	—	—	—	(125)
Payments of debt issuance costs	(69)	(303)	—	—	(372)
Repayments of capital lease obligations	—	(121)	(16)	—	(137)
Advances to/from affiliates	(27,119)	29,110	(1,991)	—	—
Net cash provided by (used in) financing activities	1,241	10,522	(2,439)	—	9,324
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(1,304)	—	(1,304)
NET INCREASE (DECREASE) IN CASH	—	9,959	(1,952)	—	8,007
CASH, beginning of period	—	512	8,164	—	8,676
CASH, end of period	$—	$10,471	$6,212	$—	$16,683

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$917	$123	$—	$1,040

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(Amounts in thousands)
(Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,528)	$(11,617)	$7,249	$—	$(5,896)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(5,976)	(1,378)	—	(7,354)
Proceeds from sale of fixed assets	—	11	1	—	12
Restricted cash	—	588	(1,210)	—	(622)
Net cash used in investing activities	—	(5,377)	(2,587)	—	(7,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	—	1,340	—	—	1,340
Borrowings (repayments) under current revolving credit facilities, net	—	11,480	(3,856)	—	7,624
Repayments of term loans and notes payable	—	—	(3)	—	(3)
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(112)	—	—	—	(112)
Payments of debt issuance costs	(730)	(948)	—	—	(1,678)
(Repayments) proceeds of capital lease obligations	—	(209)	33	—	(176)
Advances to/from affiliates	2,370	1,999	(4,369)	—	—
Net cash provided by (used in) financing activities	1,528	13,662	(8,195)	—	6,995
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(300)	—	(300)
NET DECREASE IN CASH	—	(3,332)	(3,833)	—	(7,165)
CASH, beginning of period	—	3,796	9,057	—	12,853
CASH, end of period	$—	$464	$5,224	$—	$5,688

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$—	$3,197	$236	$—	$3,433

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in the Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of March 31, 2014, we had approximately 10,000 employees and operated 249 retail stores in 20 countries: the United States, Canada, Mexico, Brazil, United Kingdom, Ireland, Austria, Belgium, France, Germany, Italy, Netherlands, Spain, Sweden, Switzerland, Israel, Australia, Japan, South Korea, and China. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, American Apparel operates a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing and warehousing operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We also operate dye houses that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We operate a fabric dyeing and finishing facility in Hawthorne, California. We also operate a cutting, sewing, garment dyeing and finishing facility located in South Gate, California. We operate a fabric dyeing and finishing facility, located in Garden Grove, California, which also includes cutting, sewing and knitting operations. Since 2013 we have conducted our warehousing and distribution operations out of La Mirada, California.
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
The following table details, by segment, the change in retail store count during the three months ended March 31, 2014 and 2013.

	U.S. Retail	Canada	International	Total
Three Months Ended March 31, 2014
Open at January 1, 2014	139	32	77	248
Opened	2	—	1	3
Closed	(1)	—	(1)	(2)
Open at March 31, 2014	140	32	77	249

Three Months Ended March 31, 2013
Open at January 1, 2013	140	35	76	251
Opened	1	—	1	2
Closed	(2)	(1)	(1)	(4)
Open at March 31, 2013	139	34	76	249

Comparable Store Sales
The table below shows the increase in comparable store sales for our retail and online stores, for the three months ended March 31, 2014 and 2013, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores for the following twelve month period if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.

In calculating constant currency amounts, we convert the results of our foreign operations both in the three months ended March 31, 2014 and the prior year comparable periods using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended March 31,
	2014	2013
Comparable store sales (1)	(5)%	8%
Number of stores in comparison	236	238
(1) Comparable store sales results include the impact of online store sales.

Executive Summary
Results of Operations
Net sales for the three months ended March 31, 2014 decreased $964, or 0.7%, to $137,096 from $138,060 for the three months ended March 31, 2013 due to lower sales at our U.S. Retail, Canada and International segments.
Net sales at our U.S. Wholesale segment increased by $4,315, or 9.7%, to $48,737 for the three months ended March 31, 2014 as compared to $44,422 for the three months ended March 31, 2013, driven by higher sales order volume from our existing customers. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and updated the catalog with quarterly style guides. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Our online consumer net sales increased primarily as a result of targeted promotion efforts and improved merchandising.
Net sales for the U.S. Retail segment decreased $1,879, or 4.2%, to $42,465 for the three months ended March 31, 2014 as compared to $44,344 for the three months ended March 31, 2013, primarily due to the unseasonably cool temperatures throughout much of the country and later timing of Easter in 2014.
Net sales for the Canada segment decreased $1,897, or 15.4%, to $10,460 for the three months ended March 31, 2014 as compared to $12,357 for the three months ended March 31, 2013, as a result of lower sales volumes from store closures, lower wholesale orders and the negative impact of foreign currency fluctuations.
Net sales for the International segment decreased $1,503, or 4.1%, to $35,434 for the three months ended March 31, 2014 as compared to $36,937 for the three months ended March 31, 2013, due to lower sale volume in Japan and Australia as well as the negative impact of foreign currency fluctuations.
Gross margin for the three months ended March 31, 2014 was 52.5% as compared to 52.8% for the three months ended March 31, 2013.
Operating expenses decreased $3,875 to $79,470 for the three months ended March 31, 2014 from $83,345 for the three months ended March 31, 2013. Operating expenses include selling, general and administrative costs, and retail store impairment charges, and as a percentage of sales were approximately 58.0% for the three months ended March 31, 2014 and 60.4% for the three months ended March 31, 2013. Excluding the effects of share-based compensation and depreciation, amortization and impairment charges, operating expenses as a percentage of sales decreased from 54.2% to 51.9% from the three months ended March 31, 2013 to the same period in 2014. The decrease is due to a reduction in payroll and related costs of $1,042 from the effect of our cost reduction efforts. Additionally, tight control over advertising expenditures resulted in a decrease in advertising and marketing expenses of $1,021.
Loss from operations was $7,496 for the three months ended March 31, 2014 as compared to $10,477 for the three months ended March 31, 2013. Lower sales volume was offset by decrease in our operating expenses as discussed above.
Net loss for the three months ended March 31, 2014 was $5,466 as compared to $46,511 for the three months ended March 31, 2013 primarily as a result of lower operating expenses and unrealized gain on change in fair value of warrants. See Results of Operations for the three months ended March 31, 2014 for further details.
Liquidity Trends
As of March 31, 2014, we had approximately $16,683 in cash and $16,762 of availability for additional borrowings under the credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility"). Additionally, we had $29,452 outstanding on a $50,000 asset-backed revolving credit facility under the Capital One Credit Facility. See Note 6 to our condensed consolidated financial statements under Part I, Item 1. As of April 30, 2014, we had $18,261 available for borrowing under the revolving credit agreement.

On March 25, 2014, we entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon our receipt of net proceeds from the March 31, 2014 equity offering (see below), among other things: waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; reset for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; added a minimum EBITDA covenant; increased the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increased the fees payable upon early termination.
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,554.
On April 14, 2014, we paid $13,390 in interest on the Notes.
Management Plan
We continue to develop initiatives to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing through today, significant reductions were made in payroll and related costs associated with manufacturing and administrative overhead. We also instituted a program towards the end of the first quarter of 2014 to limit capital expenditures. Additionally, we intend to continue to drive productivity improvements from our new distribution center, further reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity will be ongoing.
Some of our key initiatives recently completed and/or in progress include:
Completed RFID implementation - As of the end of 2013, we completed the enhancement of our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems at all of our stores worldwide. We believe that these systems will enhance sales through improvements in stock positions and replenishment activities.
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
In addition to completing the implementation of the Oracle ATG Web Commerce application for our retail online stores, we intend to roll-out a new business-to-business online platform for our wholesale channel in 2014. The new system will improve distributors' ability to place sales order and will be mobile optimized, which we believe will enhance the shopping experience for our distributors.
During 2012 and 2013 we successfully completed the virtualization of over 300 servers, including all of our key servers. We plan to complete the virtualization of our servers and move our data center to an off-site location during 2014. We believe that this not only maximizes our server resources but will also enhance system performance and enable faster uptime in a disaster recovery situation.
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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table sets forth our results of operations from our unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$48,737	35.5%	$44,422	32.2%
U.S. Retail	42,465	31.0%	44,344	32.1%
Canada	10,460	7.6%	12,357	9.0%
International	35,434	25.8%	36,937	26.8%
Total net sales	137,096	100.0%	138,060	100.0%
Cost of sales	65,122	47.5%	65,192	47.2%
Gross profit	71,974	52.5%	72,868	52.8%

Selling expenses	54,062	39.4%	55,463	40.2%
General and administrative expenses	24,909	18.2%	27,804	20.1%
Retail store impairment	499	0.4%	78	0.1%

Loss from operations	(7,496)	(5.5)%	(10,477)	(7.6)%

Interest expense	10,039		11,214
Foreign currency transaction gain	132		713
Unrealized (gain) loss on change in fair value of warrants	(12,667)		23,645
Other expense	(8)		(5)
Loss before income tax	(4,992)		(46,044)
Income tax provision	474		467
Net loss	$(5,466)		$(46,511)
U.S. Wholesale: Total net sales for the U.S. Wholesale segment increased $4,315, or 9.7%, to $48,737 for the three months ended March 31, 2014 as compared to $44,422 for the three months ended March 31, 2013.
Wholesale net sales, excluding online consumer net sales, increased $3,529, or 10.2%, to $38,237 for the three months ended March 31, 2014 as compared to $34,708 for the three months ended March 31, 2013, driven by higher sales order volume from our existing customers. This increase was attributed to the continued strength of our product offerings and improved service levels. Additionally, in early 2013, we released a new wholesale catalog and updated the catalog with quarterly style guides. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased $786, or 8.1%, to $10,500 for the three months ended March 31, 2014 as compared to $9,714 for the three months ended March 31, 2013, primarily due to targeted online advertising and promotional efforts as well as improved merchandising of the web store.
U.S. Retail: Net sales for the U.S. Retail segment decreased $1,879, or 4.2%, to $42,465 for the three months ended March 31, 2014 as compared to $44,344 for the three months ended March 31, 2013, primarily due to a $3,683 or 8.7% decrease in comparable store sales due to the unseasonably cool temperatures throughout much of the country and later timing of Easter in 2014. The decrease of $614 in net sales relating to closures of our six stores was offset by an increase of $1,986 from our nine new stores.
Canada: Total net sales for the Canada segment decreased $1,897, or 15.4%, to $10,460 for the three months ended March 31, 2014 as compared to $12,357 for the three months ended March 31, 2013, due to lower sales in the retail and wholesale channels. Additionally, the impact of foreign currency changes contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, total revenue for the current period would have been approximately $11,439, or 7.4% lower when compared to the same period last year.
Retail net sales decreased by $1,353, or 14.8% to $7,759 for the three months ended March 31, 2014 as compared to $9,112 in 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, retail sales for the current period would have been approximately $8,485, or 6.9% lower when compared to the same period last year. Comparable store sales decreased by $281, or 3.6%, primarily due to the unseasonably cool temperatures and later timing of Easter in 2014. Additionally, the closure of retail stores in the Canada segment resulted in decreased sales of $396. These decreases were partially offset by warehouse sales during the first quarter of 2014, which generated $228 in net sales; there were no warehouse sales during the comparable quarter in 2013.
Wholesale net sales decreased by $670, or 26.0%, to $1,909 for the three months ended March 31, 2014 as compared to $2,579 for the three months ended March 31, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, total wholesale net sales for the current period would have been approximately $2,088, or 19.0% lower when compared to the same period last year. The decrease is due to a tightening focus on customers that can generate higher margins as well as a dip in sales orders as a result of order fulfillment delays associated with transition issues at the La Mirada distribution center during the fourth quarter of 2013.
Online consumer net sales increased by $126, or 18.9%, to $792 for the three months ended March 31, 2014 as compared to $666 for the three months ended March 31, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, total online consumer net sales for the current period would have been approximately $866, or 30.1% higher when compared to the same period last year. The increase is primarily attributable to the implementation of a new e-commerce platform for our Canadian online sales portal in late 2013. The enhanced functionality of the website drove an increase in sales orders. Additionally, sales benefited from more targeted promotion efforts and email advertising campaigns.
International: Total net sales for the International segment decreased $1,503, or 4.1%, to $35,434 for the three months ended March 31, 2014 as compared to $36,937 for the three months ended March 31, 2013 due to lower sales in the wholesale and retail channels. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, total revenue for the current period would have been approximately $34,955, or 5.4% lower when compared to the same period last year.
Retail net sales decreased $774, or 2.5%, to $29,678 for the three months ended March 31, 2014 as compared to $30,452 for the three months ended March 31, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, retail sales for the current period would have been approximately $29,352, or 3.6% lower when compared to the same period last year. The decrease was mainly due to the unseasonably cool temperatures and later timing of Easter in 2014. Lower sales of $736 in Japan and $484 in Australia due to lower sales order volume were partially offset by higher sales of $467 in Continental Europe as a result of new store openings. .
Wholesale net sales decreased $141, or 7.3%, to $1,800 for the three months ended March 31, 2014 as compared to $1,941 for the three months ended March 31, 2013, primarily as a result of a decrease in wholesale sales in Continental Europe. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, sales for the current period would have been approximately $1,716, or 11.6% lower when compared to the same period last year.
Online consumer net sales decreased $588, or 12.9% to $3,956 for the three months ended March 31, 2014 as compared to $4,544 for the three months ended March 31, 2013. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2013, sales for the current period would have been approximately $3,887, or 14.4% lower when compared to the same period last year. The decrease is primarily due to lower sales order volume for Japan, United Kingdom and Continental Europe.
Gross margin: Gross margin for the three months ended March 31, 2014 was 52.5% as compared to 52.8% for the three months ended March 31, 2013.
Selling expenses: Selling expenses decreased $1,401, or 2.5%, to $54,062 for the three months ended March 31, 2014 as compared to $55,463 for the three months ended March 31, 2013. As a percentage of sales, selling expenses decreased from 40.2% to 39.4%. The decrease is due to $1,042 lower distribution and selling payroll from our cost reduction efforts. Additionally, tight control over advertising expenditures resulted in a $1,021 reduction of such costs.
General and administrative expenses: General and administrative expenses decreased $2,895 to $24,909 for the three months ended March 31, 2014 as compared to $27,804 for the three months ended March 31, 2013. As a percentage of sales, general and administrative expenses decreased to 18.2% for the three months ended March 31, 2014 from 20.1% for the three months ended March 31, 2013. The change was mainly due to a decrease in stock compensation expenses of $2,306 and a reduction in legal and accounting professional fees of $827, partially offset by higher leased equipment expenses of $1,008.
Retail store impairment: For the three months ended March 31, 2014 and 2013, we recorded an impairment charges of $499 and $78, respectively.
Interest expense: Interest expense decreased $1,175 to $10,039 for the three months ended March 31, 2014 from $11,214 for the three months ended March 31, 2013, primarily due to a lower average interest rate on our debt outstanding. Interest expense for the three months ended March 31, 2014 related primarily to interest accrued on the Notes. Amortization of debt discount and deferred financing cost were approximately $597. Interest paid in cash was $1,521 and related primarily to interest on the Capital One Credit Facility.
Foreign currency transaction loss: For the three months ended March 31, 2014, our foreign currency transaction loss totaled $132 as compared to a loss of $713 for the three months ended March 31, 2013. The change related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
Unrealized (gain) loss on change in fair value of warrants: We recorded a $12,667 gain in the fair value of the Lion warrants for the three months ended March 31, 2014 associated with the fair value measurements of our warrants. We recorded a $23,645 loss in the fair value of the Lion and SOF warrants for the three months ended March 31, 2013.
Income tax provision: The provision for income taxes was $474 for the three months ended March 31, 2014 as compared to $467 for the three months ended March 31, 2013. Although we incurred a loss before income taxes on a consolidated basis for the three months ended March 31, 2014, some of our foreign domiciled subsidiaries reported income before income taxes and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended March 31, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

Liquidity and Capital Resources
As of March 31, 2014, we had approximately $16,683 in cash and $16,762 of availability for additional borrowings under the credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility"). Additionally, we had $29,452 outstanding on a $50,000 asset-backed revolving credit facility under the Capital One Credit Facility. See Note 6 to our condensed consolidated financial statements under Part I, Item 1. As of April 30, 2014, we had $18,261 available for borrowing under the revolving credit agreement.
On March 25, 2014, we entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon our receipt of net proceeds from the March 31, 2014 equity offering (see below), among other things: waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; reset for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; added a minimum EBITDA covenant; increased the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at the Company's option); and increased the fees payable upon early termination.
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,554.
On April 14, 2014, we paid $13,390 in interest on the Notes.
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, bank and other debt, lease financing, proceeds from the exercise of purchase rights and issuance of common stock. As discussed under Management Plan above, we continue to develop initiatives intended to either increase sales, reduce costs or improve liquidity. In the fourth quarter of 2013 and continuing into January of 2014, significant reductions were made in payroll and related costs associated with manufacturing and administrative overhead. We also instituted a program towards the end of the first quarter of 2014 to limit capital expenditures. Additionally, we intend to continue to drive productivity improvements from our new distribution center, further reduce inventories, reduce store labor costs, and evaluate further consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
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
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
Cash Flow Overview

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,915	$(6,008)
Investing activities	(3,928)	(7,964)
Financing activities	9,324	6,995
Effect of foreign exchange rate on cash	(1,304)	(300)
Net increase (decrease) in cash	$8,007	$(7,277)
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Cash provided by operating activities was $3,915 for the three months ended March 31, 2014 as compared with cash used by operating activities of $6,008 for the three months ended March 31, 2013.
The increase in cash flow from operating activities is due primarily to decreases in inventory levels and reductions in operating expenses. These were partially offset by a decrease in gross profits as a result of lower sales and a decrease in trade payables.
Cash used in investing activities was $3,928 for the three months ended March 31, 2014 as compared with $7,964 for the three months ended March 31, 2013.

The decrease in cash used in investing activities is due primarily to reductions in capital expenditures from $7,354 in the first quarter of 2013 to $3,958 for the same quarter in 2014 as we embarked on our program to limit capital expenditures.
Capital expenditures during the quarter relate primarily to store improvements, as well as new store openings in the U.S. and in Continental Europe.
Cash provided by financing activities increased from $6,995 during the three months ended March 31, 2013 to $9,324 for the same period in 2014.
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,554.
Debt Agreements and Other Capital Resources
Capital One Credit Facility - We have a $50,000 asset-based revolving facility with Capital One. The Capital One Credit Facility matures on April 4, 2018, subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One of a determination by the Company that an Applicable High Yield Discount Obligation ("AHYDO") redemption will be required pursuant to Section 3.01(e) of the indenture governing the Notes. Borrowings under the Capital One Credit Facility bears interest equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% (at our option) and are subject to maintenance of specified borrowing base requirements and covenants.
On March 25, 2014, we entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon our receipt of net proceeds from the March 31, 2014 equity offering (see Sale of Common Shares below), among other things: waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; reset for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; added a minimum EBITDA covenant; increased the interest rate payable under the credit agreement by 0.5% per annum to either LIBOR plus 5.0% or the bank's prime rate plus 4.0%; and increased the fees payable upon early termination.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of our foreign subsidiaries, subject to some exceptions. The amount available for additional borrowings on March 31, 2014 was $16,762. As of April 30, 2014, we had $18,261 available for borrowing under the revolving credit agreement.
See Financial Covenants below and Note 6, Revolving Credit Facilities and Current Portion of Long-Term Debt to our condensed consolidated financial statements under Part I, Item 1.
Senior Secured Notes due 2020 - On April 4, 2013, we issued the Notes in an aggregate principal amount of $206,000 at 97% of par value. The Notes mature on April 15, 2020 and bears interest at 15% per annum, of which 2% is payable in-kind until until April 14, 2018 and in cash on subsequent interest dates. Interest on the Notes approximating $13,500 per payment period (in 2014), is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. On April 14, 2014, we paid $13,390 in interest on the Notes.
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

Lion Loan Agreement - We have a loan agreement with Lion (the "Lion Loan Agreement"). The term loans under the Lion Loan Agreement mature on October 4, 2018 and bear interest at 20% per annum. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind.
Bank of Montreal Credit Facility - Our wholly-owned Canadian subsidiaries had a revolving credit facility with Bank of Montreal. Outstanding amounts under the Bank of Montreal Credit Agreement were repaid, and on March 31, 2014 the agreement expired by its terms.
Lion Warrants - As of March 31, 2014, Lion held warrants to purchase 24,511 shares of our common stock, with an exercise price of $0.66 per share. These warrants expire on February 18, 2022. The estimated fair value of $8,287 at March 31, 2014 is recorded as a current liability in our condensed consolidated balance sheets under Part I, Item 1.
On March 31, 2014, as a result of the public offering of our common shares as discussed below, Lion received the right to purchase approximately 2,905 shares of our common stock under their existing warrants to purchase 21,606 shares of our common stock and the exercise price of all of Lion's warrants was adjusted from $0.75 to approximately $0.66 per share. Such adjustments were required by the terms of the existing Lion warrants.
The Lion Warrants contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrant, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. See Note 11, Stockholders' Deficit to our condensed consolidated financial statements under Part I, Item 1.
Sale of Common Shares - On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,554.
Summary of Debt
The following is an overview of our total debt as of March 31, 2014 (dollars in thousands):

Description of Debt	Lender Name	Interest Rate	March 31, 2014	Covenant Violations
Revolving credit facility	Capital Leverage Finance Corp.	1) 30-day LIBOR of 0.15% plus 5.0% plus unused facility fee of 0.5% or 2) bank's prime rate of 3.25% plus 4.0% plus unused facility fee of 0.5%	$29,452	Yes (1)
Senior Secured Notes, net of discount and including 2% interest paid in-kind		15.0%	204,443	No
Term loan including interest paid in-kind	Lion	20.0%	9,865	No
Other			295
Capital lease obligations	25 individual leases ranging between $2-$3,832	From 0.4% to 23.5%	7,043	N/A
Cash overdraft			4	N/A
Total debt including cash overdraft			$251,102
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
Capital One Credit Facility - We are required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to1.00 for the period of April 1, 2014 to June 30, 2014 and 1.00 to 1.00 for the remainder of 2014, and we are also required to not exceed certain maximum leverage ratio thresholds, both determined at the end of each fiscal quarter. Additionally, our domestic subsidiaries are subject to an annual limitation of certain specified capital expenditure amounts as determined at the end of each fiscal year.

On March 25, 2014, we entered into the Fifth Amendment to the Capital One Credit Facility which, effective upon our receipt of net proceeds from the March 31, 2014 equity offering (see above), among other things: waives the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three month periods ended December 31, 2013 and March 31, 2014; resets for future periods the fixed charge coverage ratio, the maximum leverage ratio and the maximum capital expenditures allowed; adds a minimum EBITDA covenant; increases the interest rate payable under the credit agreement by 0.5% per annum; and increases the fees payable upon early termination.
Among other provisions, the Capital One Credit Facility requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may at its discretion, adjust the advance restriction and criteria for eligible inventory and accounts receivable. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility.
Senior Secured Notes due 2020 - The indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of March 31, 2014, we were in compliance with the required covenants of the Senior Notes Indenture.
Lion Loan Agreement - The Lion Loan Agreement contains restrictive covenants that incorporate by reference several of the covenants contained in the indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. The Lion Loan Agreement also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default. As of March 31, 2014, we were in compliance with the required covenants of the Lion Loan Agreement.
Future Capital Requirements
On March 31, 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,554.
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
Issued and outstanding letters of credit were $1,230 at March 31, 2014, related primarily to workers’ compensation insurance and store leases. We also have capital lease obligations, which consist principally of leases for our manufacturing equipment.
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

Critical Accounting Estimates and Policies
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013, we consider our most critical accounting estimates and policies to include:

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
Inflation
Inflation affects the cost of raw materials, goods and services used in our operations. In 2010, the price of yarn and the cost of certain related fabrics began to increase as a result of the compounding effect of added demand, supply shortages primarily from the effect of severe weather conditions in certain cotton producing countries, and a ban on cotton exports imposed by the government of India. Prices continued to increase throughout 2010 and through the first quarter of 2011. During the first half of 2012 prices started to decline and from the second quarter of 2012 through the first quarter of 2014, prices have stabilized. We cannot predict if the current cost of cotton is sustainable. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit the ability of American Apparel to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, we believe that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and contingencies in the ordinary course of business, including those related to litigation, business transactions, employee-related matters and taxes, and others. When we are aware of a claim or potential claim, we assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position, and results of operations or cash flows.
Individual Actions
On November 5, 2009, Guillermo Ruiz, our former employee, filed suit against us on behalf of putative classes of all current and former non-exempt California employees (Guillermo Ruiz, on behalf of himself and all others similarly situated v. American Apparel, Inc., Case Number BC425487) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to pay certain wages due for hours worked, to provide meal and rest periods or compensation in lieu thereof and to pay wages due upon termination to certain of our employees. The complaint further alleges that we failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law.  The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement for attorneys' fees, interest and the costs of the suit.
On June 21, 2010, Antonio Partida, our former employee, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Antonio Partida, on behalf of himself and all others similarly situated v. American Apparel (USA), LLC, Case No. 30-2010-00382719-CU-OE-CXC) in the Superior Court of the State of California for the County of Orange, alleging we failed to pay certain wages for hours worked, to provide meal and rest periods or compensation in lieu thereof, and to pay wages due upon separation. The complaint further alleges that we failed to timely pay wages, unlawfully deducted wages and failed to comply with certain itemized employee wage statement provisions and violations of unfair competition law. The plaintiff is seeking compensatory damages and economic and/or special damages in an unspecified amount, premium pay, wages and penalties, injunctive relief and restitution, and reimbursement of attorneys' fees, interest and the costs of the suit.
On or about December 2, 2010, Emilie Truong, our former employee, filed suit against us on behalf of putative classes of current and former non-exempt California employees (Emilie Truong, individually and on behalf of all others similarly situated v. American Apparel, Inc. and American Apparel LLC, Case No. BC450505) in the Superior Court of the State of California for the County of Los Angeles, alleging we failed to timely provide final paychecks upon separation.  Plaintiff is seeking unspecified premium wages, attorneys' fees and costs, disgorgement of profits, and an injunction against the alleged unlawful practices.
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
We do not have insurance coverage for the above matters. Each of the aforementioned wage and hour cases have been proceeding in arbitration. All of these cases have been settled on an aggregate and class-wide basis for a payment by us in the total amount of $875, most of which will be paid to class members and to their attorneys. Certain class members have opted out of the settlement and so may proceed with individual claims. Also, the settlement has been approved by the arbitrator and also is subject to approval of one or more of the California Superior Courts. There is no guarantee that such approvals will be obtained.
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
Derivative Matters
Two shareholder derivative lawsuits (Case No. CV106576 GAF (JCx) and Case No. CV107518 RSWL (FFMx)) were filed in the United States District Court for the Central District of California which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the “Federal Derivative Action”).  Plaintiffs in the Federal Derivative Action allege a cause of action for breach of fiduciary duty arising out of (i) our alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) our alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) our alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment.  We do not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. Our status as a “Nominal Defendant” in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on our behalf and that plaintiffs seek damages on our behalf. We filed a motion to dismiss the Federal Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
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
Other Proceedings
Four putative class action lawsuits, (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in the United States District Court for the Central District of California in the Fall of 2010 against us and certain of our officers and executives on behalf of our shareholders. On December 3, 2010, the four lawsuits were consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the “Federal Securities Action”). The lead plaintiff filed a consolidated class action complaint on April 29, 2011 on behalf of shareholders who purchased our common stock between November 28, 2007 and August 17, 2010. The lead plaintiff alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in our press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of our internal and financial control policies and procedures; (ii) our employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on us. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the Court may deem proper.  We filed two motions to dismiss the Federal Securities Action which the court granted with leave to amend. Plaintiffs filed a Second Amended Complaint on February 15, 2013. We filed a motion to dismiss the complaint on March 15, 2013. The hearing on the motion was held on June 3, 2013, at which time, the Court took the matter under submission. On August 8, 2013, the court issued its final order granting the motion to dismiss in regards to certain claims. Defendants answered the complaint's remaining claims on September 27, 2013. On November 6, 2013, the Court issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed Motion of Preliminary Approval which was granted on April 16, 2014 without oral argument. The court set a settlement fairness hearing for July 28, 2014. If approved, the settlement will result in a payment by our insurance carrier of $4,800.

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
We have previously disclosed arbitrations filed by us on or about February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against us, Dov Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims.  We settled one of these cases with no monetary liability to us.  In another case, we prevailed on our argument that certain claims had been released by the plaintiff, and the remaining claims were recently settled.  In another case, the arbitrator rejected our argument that certain claims had been released, and a hearing will be held in the future on the merits of the parties’ claims.  In another case, the arbitrator ruled that both we and the plaintiff had established certain claims and damages against one another resulting in a net inconsequential amount awarded to the plaintiff, and the arbitrator is considering a request to award attorneys’ fees and costs to the plaintiff.  We are awaiting the arbitrator's ruling on the outstanding attorney's fees and cost issue in this case.  In a different case, the arbitrator has held an evidentiary hearing on the parties’ respective claims and we are waiting for the arbitrator’s ruling.  We cannot provide assurance that, the amount and ultimate liability, if any, with respect to these remaining cases will not materially affect our business, financial position, results of operations, or cash flows.

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
During the three months ended March 31, 2014, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to the Company's Annual Report on Form 10-K (filed with the SEC on April 1, 2014) for the year ended December 31, 2013 for a complete list of our risk factors.

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

10.1
Amendment No. 5 to Credit Agreement and Limited Waiver, dated as of March 25, 2014, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp. (f/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto (included as Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32697) filed on March 25, 2014 and incorporated by reference herein).

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
Date: May 12, 2014

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ DOV CHARNEY	Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2014
Dov Charney

/s/ JOHN LUTTRELL	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2014
John Luttrell