Form 10-Q
period 2014-06-30
AMERICAN APPAREL, INC
filed 2014-08-18
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
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

At August 1, 2014, the Registrant had issued and outstanding 175,533,788 and 174,161,765 shares of its common stock, respectively.

AMERICAN APPAREL, INC.

Unless the context requires otherwise, all references in this report to the "Company," "Registrant," "we," "our," and "us" refer to American Apparel, Inc., a Delaware corporation, together with its 100% owned subsidiary, American Apparel (USA) LLC, and its other direct and indirect subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are "forward-looking statements" for purposes of these provisions. Statements that include the use of terminology such as "may," "will," "expect," "believe," "plan," "estimate," "potential," "continue," or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as "trend," "potential," "opportunity," "comfortable," "anticipate," "current," "intention," "position," "assume," "outlook," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions.
Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, our goals, strategies, focuses and plans and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•
consequences of the suspension of our chief executive officer, including the pending internal investigation related thereto, any litigation or regulatory investigations or any impact on our sales or brand, and any future determinations that may be made with respect thereto;

•	ability to hire and/or retain qualified employees, including at the chief executive officer and other executive levels;

•
future financial condition, results of operations, plans and prospects, expectations, goals and strategies for future growth, operating improvements and cost savings, and the timing of any of the foregoing;

•	growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	ability to make debt service payments and remain in compliance with financial covenants under financing arrangements and obtain appropriate waivers or amendments with respect to any noncompliance;

•	liquidity and projected cash flows;

•	plans to make continued investments in advertising and marketing;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	trends in raw material costs and other costs both in the industry, and specific to the Company;

•	the supply of raw materials and the effects of supply shortages on our financial condition, results of operations, and cash flows;

•	economic and political conditions;

•	overall industry and market performance;

•	operations outside the U.S.;

•	the impact of accounting pronouncements;

•	ability to maintain compliance with the listing requirements of NYSE MKT LLC;

•	ability to improve manufacturing efficiency at our production facilities;

•	ability to improve efficiency and control costs at our distribution facility located in La Mirada, California; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance and those expressed in or implied by the forward-looking statements. Such assumptions, events, risks, uncertainties and other factors are found in Item IA. Risk Factors in Part II and elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K for the year ended December 31, 2013, and other reports and documents we file with the Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•
suspension and possible termination of our chief executive officer and consequences related thereto, including the pending internal investigation related thereto, any litigation or regulatory investigations or any impact on our sales or brand, and any future determinations that may be made with respect thereto;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	voting control by our executive officers, directors, lenders and other affiliates;

•	ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	ability to effectively carry out and manage our strategy including growth and expansion in the U.S. and internationally;

•	ability to maintain the value and image of our brand and protect our intellectual property rights;

•	general economic conditions, geopolitical events, other regulatory changes, and inflation or deflation;

•	disruptions in the global financial markets;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	risks associated with the recent downturn in apparel spending in the U.S.;

•	loss or reduction in sales to wholesale or retail customers or financial nonperformance by our wholesale customers;

•	seasonality and fluctuations in comparable store sales and wholesale net sales and associated margins;

•	ability to improve manufacturing efficiency at our production facilities;

•	ability to pass on the added cost of raw materials and labor to customers;

•	changes in the price of raw materials in the global market and labor costs including increases in minimum wages;

•	ability to effectively manage inventory levels;

•
ability to operate our distribution facility located in La Mirada, California without further unanticipated costs or, negative sales impacts, including the ability to achieve, as and when planned, labor cost reductions;

•	risks that our suppliers or distributors may not timely produce or deliver products;

•	ability to renew leases on economic terms;

•	ability to identify store locations and negotiate new leases effectively; ability to open new stores and expand internationally; and the availability of store locations at appropriate terms;

•	ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•
consequences of our significant indebtedness including relationship with lenders; ability to comply with debt agreements; ability to generate cash flow to serve our debt; and the risk of acceleration of borrowings thereunder as a result of noncompliance;

•	adverse changes in our credit ratings and any related impact on financial costs and structure;

•
continued compliance with U.S. and foreign government regulations and legislation; and regulatory environments including environmental, immigration, labor, and occupational health and safety laws and regulations;

•
loss of U.S. import protections; changes in duties, tariffs and quotas; other risks associated with our foreign operations and supply sources under market disruption; changes in import and export laws; currency restrictions and exchange rate fluctuations;

•
litigation and other inquiries and investigations, including the risks that we, our officers, or directors in cases where indemnification applies, will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverage;

•	tax assessments by domestic or foreign governmental authorities, including import or export duties on our products and the applicable rates for any such taxes or duties;

•	ability to maintain compliance with the exchange rules of the NYSE MKT LLC;

•	the adoption of new accounting standards or changes in interpretations of accounting principles;

•	adverse weather conditions or natural disaster, including those which may be related to climate change;

•	technological changes in manufacturing, wholesaling, or retailing;

•
the risk, including costs and timely delivery issues associated therewith, that information technology systems changes may disrupt our supply chain or operations and could impact cash flow and liquidity, and ability to upgrade information technology infrastructure and other risks associated with the systems that operate our online retail operations; and

•	the risk of failure to protect the integrity and security of our information systems and our customers' information.
All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per-share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$10,160	$8,676
Trade accounts receivable (net of allowances $2,592; $2,229)	26,214	20,701
Prepaid expenses and other current assets	15,832	15,636
Inventories, net	150,751	169,378
Income taxes receivable and prepaid income taxes	476	306
Deferred income taxes, net of valuation allowance	620	599
Total current assets	204,053	215,296
Property and equipment, net	61,659	69,303
Deferred income taxes, net of valuation allowance	2,317	2,426
Other assets, net	46,336	46,727
TOTAL ASSETS	$314,365	$333,752
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$0	$3,993
Revolving credit facilities and current portion of long-term debt	30,568	44,042
Accounts payable	34,818	38,290
Accrued expenses and other current liabilities	47,364	50,018
Fair value of warrant liability	16,489	20,954
Income taxes payable	1,897	1,742
Deferred income tax liability, current	1,233	1,241
Current portion of capital lease obligations	1,186	1,709
Total current liabilities	133,555	161,989
Long-term debt (net of unamortized discount $5,475; $5,779)	215,797	213,468
Capital lease obligations, net of current portion	4,172	5,453
Deferred tax liability	546	536
Deferred rent, net of current portion	15,137	18,225
Other long-term liabilities	12,760	11,485
TOTAL LIABILITIES	381,967	411,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share: authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share: authorized 230,000 shares; Issued 175,537; 113,469, Outstanding 174,052; 111,330	17	11
Additional paid-in capital	216,537	185,472
Accumulated other comprehensive loss	(3,904)	(4,306)
Accumulated deficit	(278,095)	(256,424)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(67,602)	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$314,365	$333,752

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$162,397	$162,236	$299,493	$300,296
Cost of sales	80,010	78,366	145,132	143,558
Gross profit	82,387	83,870	154,361	156,738
Selling expenses	52,443	57,790	106,505	113,253
General and administrative expenses (including related party charges of $222; $227, $382; $444)	27,135	27,994	52,044	55,798
Retail store impairment	229	0	728	78
Income (loss) from operations	2,580	(1,914)	(4,916)	(12,391)
Interest expense	10,019	8,220	20,058	19,434
Foreign currency transaction loss	0	158	132	871
Unrealized loss (gain) on change in fair value of warrants	8,202	(5,498)	(4,465)	18,147
Loss on extinguishment of debt	0	32,101	0	32,101
Other expense (income)	60	(11)	52	(16)
Loss before income taxes	(15,701)	(36,884)	(20,693)	(82,928)
Income tax provision	504	620	978	1,087
Net loss	$(16,205)	$(37,504)	$(21,671)	$(84,015)

Basic and diluted loss per-share	$(0.09)	$(0.34)	$(0.14)	$(0.76)
Weighted-average basic and diluted shares outstanding	173,643	110,241	152,987	110,080

Net loss (from above)	$(16,205)	$(37,504)	$(21,671)	$(84,015)
Other comprehensive income (loss) items:
Foreign currency translation	873	(726)	402	(2,230)
Other comprehensive income (loss), net of tax	873	(726)	402	(2,230)
Comprehensive loss	$(15,332)	$(38,230)	$(21,269)	$(86,245)

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$295,135	$297,293
Cash paid to suppliers, employees and others	(276,024)	(305,435)
Income taxes paid	(902)	(724)
Interest paid	(16,938)	(5,067)
Other	32	30
Net cash provided by (used in) operating activities	1,303	(13,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,087)	(13,637)
Proceeds from sale of fixed assets	29	30
Restricted cash	178	1,756
Net cash used in investing activities	(6,880)	(11,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(3,993)	4,117
Repayments of expired revolving credit facilities, net	0	(28,513)
(Repayments) borrowings under current revolving credit facilities, net	(13,457)	29,830
Repayments of term loans and notes payable	(53)	(25,507)
Repayment of Lion term loan	0	(144,149)
Issuance of Senior Secured Notes	0	199,820
Payments of debt issuance costs	(699)	(11,651)
Net proceeds from issuance of common stock	28,446	0
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(301)	(2,119)
Repayments of capital lease obligations	(1,828)	(1,081)
Net cash provided by financing activities	8,115	20,747

Effect of foreign exchange rate on cash	(1,054)	(502)
Net increase (decrease) in cash	1,484	(5,509)
CASH, beginning of period	8,676	12,853
CASH, end of period	$10,160	$7,344

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(21,671)	$(84,015)
Depreciation and amortization of property and equipment, and other assets	13,418	12,417
Retail store impairment	728	78
Loss on disposal of property and equipment	76	15
Share-based compensation expense	2,658	6,816
Unrealized (gain) loss on change in fair value of warrants	(4,465)	18,147
Amortization of debt discount and deferred financing costs	1,264	3,126
Loss on extinguishment of debt	0	32,101
Accrued interest paid-in-kind	2,078	4,653
Foreign currency transaction loss	132	871
Allowance for inventory shrinkage and obsolescence	818	1,346
Bad debt expense	517	301
Deferred income taxes	108	39
Deferred rent	(3,141)	(1,120)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(4,876)	(3,304)
Prepaid expenses and other current assets	(107)	(4,040)
Inventories	18,118	(1,809)
Other assets	(157)	(3,737)
Accounts payable	(2,560)	(5,562)
Accrued expenses and other liabilities	(1,603)	9,483
Income taxes receivable / payable	(32)	291
Net cash provided by (used in) operating activities	$1,303	$(13,903)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$628	$2,767

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(in thousands, except per-share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the "Company") is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2014, the Company operated a total of 247 retail stores in 20 countries; the U.S., Canada, and 18 other countries.
The Company Highlights
Recent Developments - On June 18, 2014, the Board of Directors suspended Dov Charney as President and Chief Executive Officer ("CEO") as well as Chairman of the Board of Directors.
In connection with the suspension of Mr. Charney, the Company might be deemed to have triggered an event of default under the loan agreement (the "Lion Loan Agreement") with Lion Capital LLP ("Lion"). On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General Group ("Standard General").
Standard General has waived any default under the Lion Loan Agreement that may have resulted or which might result from Mr. Charney not being the CEO of the Company and has agreed to amend the Lion Loan Agreement (the "Standard General Amendment").
In connection with a Nomination, Standstill and Support Agreement with Standard General and Mr. Charney dated July 9, 2014, five directors, including Mr. Charney, resigned from the Company's Board of Directors (the "Board"), effective as of August 2, 2014, and five new directors were appointed to the Board, three of which were designated by Standard General and two of which were appointed by the mutual agreement of Standard General and the Company.
Liquidity - As of June 30, 2014, the Company had $10,160 in cash, $30,554 outstanding on a $50,000 asset-backed revolving credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") and $16,891 of availability for additional borrowings.
In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility (the "Fifth Amendment") and waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset a minimum fixed charge coverage ratio, a maximum leverage ratio, and a maximum capital expenditures allowed, and added a minimum EBITDA covenant. For the three months ended June 30, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 and achieve a minimum EBITDA of $9,000. The Company was in compliance with the covenant at June 30, 2014.
Management's Plan - The Company continues to develop initiatives intended to increase sales, reduce costs or improve liquidity. Beginning with the fourth quarter of 2013, the Company instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. The Company also limited capital expenditures starting the first quarter of 2014. In addition, the Company continues to drive productivity improvements from its new distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Although the Company has made significant improvements under these programs, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. The Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that the Company's planned improvements will be successful.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its 100% owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.
The financial data of the Company included herein is unaudited. The condensed consolidated financial statements do not contain certain information that was included in the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 13, 2013. Readers are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as well as other publicly filed documents for more complete descriptions and discussions. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations, and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
All intercompany balances and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill and property and equipment; fair value calculations, including derivative liabilities; contingencies, including accruals for the outcome of current litigation and assessments and self-insurance; income taxes, including uncertain income tax positions and recoverability of deferred income taxes and any limitations as to net operating losses ("NOL"); and cash flow projections in assessing future performance related to financial standards requiring a prospective analysis in valuing and classifying assets and liabilities. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had approximately $7,843 and $7,374 held in foreign banks at June 30, 2014 and December 31, 2013, respectively.
Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. As of June 30, 2014, two customers in the Company's U.S. Wholesale segment accounted for 18.5% and 10.3% of the Company's total trade accounts receivable. As of December 31, 2013, one customer accounted for 14.2% of the Company’s total trade accounts receivable. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Fair Value Measurements
The financial instruments recorded in the consolidated balance sheets include cash, trade accounts receivable (including credit card receivables), accounts payable, revolving credit facilities, senior secured notes, term loans and warrants. Due to their short-term maturity, the carrying values of cash, trade accounts receivables, accounts payable and accrued expenses approximate their fair market values. In addition, the carrying amount of the revolving credit facility from Capital One approximates its fair value because of the variable market interest rate charged to the Company.
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data is not readily available, the Company's own assumptions are used to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded on the consolidated balance sheets at fair value are categorized based on the level of judgment associated with inputs used to measure their fair value and the level of market price observability, as follows:
Level 1 – Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.
Level 2 – Pricing inputs are other than unadjusted quoted prices in active markets, which are based on the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets; or
•Either directly or indirectly observable inputs as of the reporting date.
Level 3 – Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation. The valuation policies and procedures underlying are determined by the Company's accounting and finance team and are approved by the Chief Financial Officer.
In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer.
As of June 30, 2014, there were no transfers between Levels 1, 2, and 3 of the fair value hierarchy.
Summary of Significant Valuation Techniques
Level 2 Measurements:
Senior secured notes: Estimated based on quoted prices for identical senior secured notes in non-active market.
Level 3 Measurements:
Term notes (Lion Loan Agreement): Estimated using a projected discounted cash flow analysis based on unobservable inputs including principal and interest payments and discount rate. A yield rate was estimated using yields rates for publicly traded debt instruments of comparable companies with similar features. See Note 8.
Warrants: Estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility. See Notes 8 and 11.
Indefinite-lived assets - goodwill: Estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions.
Retail stores: Estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate. The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of its assets and liabilities, and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such amounts will more likely than not go unrealized. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance and includes an assessment of the degree to which any losses are driven by items that are unusual in nature or incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. If it becomes more likely than not that a tax asset will be realized, any related valuation allowance of such assets would be reversed.
Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Management believes that adequate provisions have been made for all years, but the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.
The Company's foreign domiciled subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. The Company elected to have its foreign subsidiaries, except for its subsidiaries in Brazil, Canada, China, Ireland, Italy, South Korea, and Spain, consolidated in the Company's U.S. federal income tax return. The Company is generally eligible to receive tax credits on its U.S. federal income tax return for most of the foreign taxes paid by the Company's subsidiaries included in the U.S. federal income tax return.
For financial statement purposes, the Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. Gross unrecognized tax benefits are included in current liabilities in the consolidated balance sheets, and interest and penalties on unrecognized tax benefits are recorded in the income tax provision in the consolidated statements of operations.
Accounting Standards Updates
In June 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on accounting for share-based payments. The new standard clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The new standard also clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued a new standard on recognizing revenue in contracts with customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a five-step process to recognize revenue that requires entities to exercise judgment when considering contract terms and relevant facts and circumstances. The new standard also requires expanded disclosures surrounding revenue recognition. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's condensed consolidated financial statements.
Other recently issued accounting standards are not expected to have a material effect on the Company's condensed consolidated financial statements.
Note 3. Inventories
The components of inventories are as follows:

	June 30, 2014	December 31, 2013
Raw materials	$18,580	$23,199
Work in process	3,084	2,596
Finished goods	132,693	146,361
	154,357	172,156
Less reserve for inventory shrinkage and obsolescence	(3,606)	(2,778)
Total, net of reserves	$150,751	$169,378
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. For the three and six months ended June 30, 2014 and 2013, no supplier provided more than 10% of the Company's raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and records lower of cost or market reserves for such identified excess and slow-moving inventories. The Company had a lower of cost or market reserve for excess and slow-moving inventories of $1,928 and $1,951 at June 30, 2014 and December 31, 2013, respectively.
The Company establishes a reserve for inventory shrinkage for each of its retail locations and warehouse based on the historical results of physical inventory cycle counts. Inventory shrinkage reserves were $1,678 and $827 as of June 30, 2014 and December 31, 2013, respectively.

Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations. Depreciation and amortization expenses were $6,703 and $6,386 for the three months ended June 30, 2014 and 2013, respectively, and $13,418 and $12,417 for the six months ended June 30, 2014 and 2013, respectively.
Based on the Company's retail store impairment analysis, it recorded impairment charges of $229 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $728 and $78 for the six months ended June 30, 2014 and 2013, respectively.
Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2014	December 31, 2013
Compensation, bonuses and related taxes	$8,865	$11,773
Accrued interest	5,842	6,064
Workers' compensation and other self-insurance reserves (Note 14)	6,623	6,383
Sales, value and property taxes	2,002	3,868
Gift cards and store credits	6,600	7,391
Loss contingencies	2,479	1,177
Deferred revenue	578	1,258
Deferred rent	3,385	3,363
Other	10,990	8,741
Total accrued expenses and other current liabilities	$47,364	$50,018
Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	Lender	Expiration	June 30, 2014	December 31, 2013
Revolving credit facility	Capital One	April 14, 2018	$30,554	$43,526
Revolving credit facility	Bank of Montreal	March 31, 2014	0	443
Current portion of long-term debt			14	73
Total			$30,568	$44,042
The Company incurred interest charges of $10,019 and $8,220 for the three months ended June 30, 2014 and 2013, respectively, and $20,058 and $19,434 for the six months ended June 30, 2014 and 2013, respectively, for all outstanding borrowings. The interest charges subject to capitalization were not significant for the three and six months ended June 30, 2014 and 2013.
Revolving Credit Facility - Capital One
In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility which waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset a minimum fixed charge coverage ratio, a maximum leverage ratio, and a maximum capital expenditures allowed and added a minimum EBITDA covenant. For the three months ended June 30, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 and achieve a minimum EBITDA of $9,000. The Company was in compliance with the covenants at June 30, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some restrictions. It requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Senior Notes Indenture (the "Indenture") or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of June 30, 2014, the Company had $1,230 of outstanding letters of credit secured against the Capital One Credit Facility.

The Company had $30,554 and $43,526 outstanding on a $50,000 asset-backed revolving credit facility with Capital One as of June 30, 2014 and December 31, 2013, respectively. The amount available for additional borrowings on June 30, 2014 was $16,891. The Capital One Credit Facility matures on April 14, 2018 and is subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One that an Applicable High Yield Discount Obligation redemption will be required pursuant to Section 3.01(e) of the Indenture governing the Notes (as defined in Note 7).
Revolving Credit Facility - Bank of Montreal
The Company's 100% owned Canadian subsidiaries had a revolving credit facility with Bank of Montreal. Outstanding amounts under this credit facility were repaid, and the agreement expired on March 31, 2014.
Note 7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Senior Secured Notes due 2020 (a)	$205,647	$203,265
Lion Loan Agreement (b)	9,865	9,865
Other	299	411
Total long-term debt	215,811	213,541
Current portion of debt	(14)	(73)
Long-term debt, net of current portion	$215,797	$213,468
(a) Includes accrued interest paid in-kind of $5,122 and $3,044 and net of unamortized discount of $5,475 and $5,779 at June 30, 2014 and December 31, 2013, respectively.
(b) Includes accrued interest paid in-kind of $365 at both June 30, 2014 and December 31, 2013.

Senior Secured Notes due 2020
On April 4, 2013, the Company issued the senior secured notes (the "Notes") in an aggregate principal amount of $206,000 at 97% of par value. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. Interest on the Notes of approximately $13,500 per payment period in 2014 is payable semi-annually, in arrears, on April 15 and October 15 of each year, beginning on October 15, 2013. On April 14, 2014, the Company paid $13,390 in interest on the Notes.
On or after April 15, 2017, the Company may, at its option, redeem some or all of the Notes at a premium, decreasing ratably over time to zero as specified in the Indenture, plus accrued and unpaid interest to the redemption date. Prior to April 15, 2017, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 113% of the aggregate principal amount of the redeemed notes plus accrued and unpaid interest to the redemption date. In addition, at any time prior to April 15, 2017, the Company may, at its option, redeem some or all of the Notes by paying a "make whole" premium, plus accrued and unpaid interest to the redemption date. If the Company experiences certain change of control events, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest to, the date of purchase. In addition, the Company is required to use the net proceeds of certain asset sales, if not used for specified purposes, to purchase some of the Notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of purchase. On each interest payment date after April 4, 2018, the Company will be required to redeem, for cash, a portion of each Note then outstanding equal to the amount necessary to prevent such Note from being treated as an "applicable high yield discount obligation" within the meaning of the Internal Revenue Code. The redemption price will be 100% of the principal amount plus accrued and unpaid interest thereon on the date of redemption.
The Notes are guaranteed, jointly and severally, on a senior secured basis by the Company's existing and future domestic subsidiaries. The Notes and the related guarantees are secured by a first-priority lien on the Company's and its domestic subsidiaries' assets (other than the Credit Facility Priority Collateral, as defined below, subject to some exceptions and permitted liens). The Notes and the related guarantees also are secured by a second-priority lien on all of Company's and its domestic subsidiaries' cash, trade accounts receivable, inventory and certain other assets (collectively, the "Credit Facility Priority Collateral"), subject to certain exceptions and permitted liens. The Notes and the guarantees, respectively, rank equal in right of payment with the Company's and its domestic subsidiaries' senior indebtedness, including indebtedness under the Capital One Credit Facility, before giving effect to collateral arrangements.
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
As of June 30, 2014, the Company was in compliance with the required covenants of the Indenture.
Lion Loan Agreement
The term loans under the Lion Loan Agreement are scheduled to mature on October 4, 2018 and bear interest at 20% per annum. Interest under the Lion Loan Agreement is payable in cash or in-kind. The interest was being paid in cash.
On July 7, 2014, Lion issued a notice of acceleration to the Company under the Lion Loan Agreement as a result of the Board of Directors' decision to suspend Mr. Charney as CEO of the Company (see Note 1). The notice accelerated and declared the amounts outstanding under the Lion Loan Agreement and any accrued interest immediately due and payable. On July 14, 2014, Lion issued a notice rescinding the notice of accelerations.
In connection with the suspension of Mr. Charney, the Company might be deemed to have triggered an event of default under the loan agreement (the "Lion Loan Agreement") with Lion Capital LLP ("Lion"). On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General Group ("Standard General"). Standard General has waived any default under the Lion Loan Agreement that may have resulted or which might result from Mr. Charney not being the CEO of the Company and has agreed to amend the Lion Loan Agreement.
.
Note 8. Fair Value of Financial Instruments
The Company's financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized loss (gain) on change in fair value of warrants in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note 2.
The following tables present carrying amounts and fair values of the Company's financial instruments as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of June 30, 2014.

		June 30, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$205,647	$198,018
Lion Loan Agreement	Level 3 Liability	9,865	9,372
Lion Warrant	Level 3 Liability	(a)	16,489
		$215,512	$223,879

		December 31, 2013
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$203,265	$191,065
Lion Loan Agreement	Level 3 Liability	9,865	9,773
Lion Warrant	Level 3 Liability	(a)	20,954
		$213,130	$221,792
(a) No cost is associated with these liabilities (see Note 11).

The following table presents the activity of Level 3 inputs measured on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30, 2014
	2014	2013	2014	2013
Beginning balance	$8,287	$40,886	$20,954	$17,241
Adjustments included in earnings (a)	8,202	(5,498)	(4,465)	18,147
Balance at June 30,	$16,489	$35,388	$16,489	$35,388
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains or losses are recorded in unrealized loss (gain) on change in fair value of warrants in the consolidated statements of operations.
At June 30, 2014, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Note 9. Income Taxes
Income taxes for the three and six months ended June 30, 2014 and 2013 were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred losses from operations for the three and six months ended June 30, 2014 and 2013. Based upon these results and the recent history of cumulative losses for the prior three years, as well as trends in the Company's performance projected through 2014, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required.
The Internal Revenue Code, Section 382, as amended, imposes annual limitation on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change. The Company performed an analysis determining it was more likely than not that an ownership change had not occurred through December 31, 2013, and accordingly, NOL carryforwards through such date are not subject to an annual Section 382 limitation. On March 31, 2014, the Company completed a public offering of 61,645 shares of its common stock. On June 25, 2014 Standard General entered into an agreement with Mr. Charney to purchase shares of the Company's common stock and then loan Mr. Charney the funds necessary to acquire those shares from Standard General. On June 27, 2014, Standard General sold 27,351 shares of the Company's common stock to Mr. Charney. As of June 30, 2014, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its NOLs and other tax carryforwards.
The Internal Revenue Service completed its audit on the Company's tax year 2011, and there was no assessment. Tax years that remain subject to audits by the Internal Revenue Service are 2012 through 2013. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years 2008 through 2013.
Note 10. Related Party Transactions
Personal Guarantees by Mr. Charney
As of June 30, 2014, Mr. Charney had personally guaranteed the obligations of the Company under three property leases aggregating $10,130 in obligations. Additionally, Mr. Charney had personally guaranteed the obligations of the Company with three vendors aggregating $1,970. The personal guarantees will expire on December 31, 2014.
Lease Agreement Between the Company and a Related Party
The Company is party to an operating lease, expiring in November 2016, for its knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer ("CMO"). Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC while the CMO holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $207 and $155 for the three months ended June 30, 2014 and 2013, respectively, and $311 and $310 for the six months ended June 30, 2014 and 2013, respectively.

Payments to Morris Charney
Morris Charney ("Mr. M. Charney") is the father of Mr. Charney and served as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc until June 28, 2014. Day to day operations of these two Canadian subsidiaries are handled by their management and employees, none of whom performs any policy making functions for the Company. Management of American Apparel sets the policies for American Apparel and its subsidiaries as a whole. Mr. M. Charney did not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provided architectural consulting services primarily for stores located in Canada. Mr. M. Charney was paid architectural consulting and director fees amounting to $15 and $72 for the three months ended June 30, 2014 and 2013, respectively, and $71 and $134 for the six months ended June 30, 2014 and 2013, respectively.
See Note 7 for a description of loans made by Lion to the Company and Note 11 for a description of warrants issued by the Company to Lion.
Note 11. Stockholders' Deficit
Public Offering
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of $28,446.
Common Stock Warrants
As a result of the public offering in March 2014, Lion received the right to purchase an additional 2,905 shares of the Company's common stock, and the exercise price of all of Lion held warrants (the "Lion Warrants") was adjusted from $0.75 per share to $0.66 per share. Such adjustments were required by the terms of the existing Lion Warrants. As of June 30, 2014, Lion held warrants to purchase 24,511 shares of the Company's common stock, with an exercise price of $0.66 per share. These warrants will expire on February 18, 2022.
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
As of June 30, 2014, the fair value of the 24,511 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $16,489 and was recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $0.90, exercise price of $0.66, volatility of 71.55%, annual risk free interest rate of 2.23%, a contractual remaining term of 7.8 years and no dividends.
The following table presents a summary of common stock warrants activity as of June 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding - January 1, 2014	21,606	$0.75	8.2
Issued (a)	24,511	$0.66	8.0
Forfeited (a)	(21,606)	$0.75	0.0
Expired	0	$0.00	0.0
Outstanding - June 30, 2014	24,511	$0.66	7.8
Fair value - June 30, 2014	$16,489
(a) Issued and forfeited warrants represents repriced shares.
Earnings Per Share
The Company presents earnings per share ("EPS") utilizing a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and reflects net loss divided by the weighted-average shares of common stock outstanding for the period presented. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company had common stock under various options, warrants and other agreements at June 30, 2014 and December 31, 2013. The weighted-average effects of 40,018 and 53,451 shares at June 30, 2014 and 2013, respectively, were excluded from the calculations of net loss per share for the three and six months ended June 30, 2014 and 2013 because their impact would have been anti-dilutive.

A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding are as follows:

	June 30,
	2014	2013
SOF warrants	0	1,000
Lion warrants	24,511	21,606
Shares issuable to Mr. Charney based on market conditions (a)	13,611	20,416
Contingent shares issuable to Mr. Charney based on market conditions (b)	0	2,112
Contingent shares issuable to Mr. Charney based on performance conditions (c)	0	5,000
Employee options and restricted shares	1,896	3,317
	40,018	53,451
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which 6,805 expired unexercised on April 15, 2014.
(b) Pursuant to the March 24, 2011 conversion of debt to equity, which expired unexercised on March 24, 2014.
(c) Pursuant to Mr. Charney's employment agreement commenced April 1, 2012 (Note 12).
Note 12. Share-Based Compensation
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any one participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of June 30, 2014, there were approximately 12,993 shares available for future grants under the 2011 Plan.
Restricted Share Awards - The following table presents a summary of the restricted share awards activity as of June 30, 2014:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per-Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2014	1,850	$1.46	0.9
Granted	704	$0.68
Vested	(1,077)	$0.93
Forfeited	(281)	$1.65
Non-vested - June 30, 2014	1,196	$1.43	0.6
Vesting of the restricted share awards to employees are generally either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table presents a summary of the stock option activity as of June 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	700	$0.82	7.8
Granted	0
Forfeited	0
Expired	0
Outstanding - June 30, 2014	700	$0.82	7.3	$56
Vested - June 30, 2014	700	$0.82	7.3	$56
Non-vested - June 30, 2014	0	$0.00

Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $1,543 and $3,263 for the three months ended June 30, 2014 and 2013, respectively, and $2,658 and $6,816 for the six months ended June 30, 2014 and 2013, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of June 30, 2014, unrecorded compensation cost related to non-vested awards was $2,218, which is expected to be recognized through 2017.
Mr. Charney Anti-Dilution Rights - The Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $687 and $2,071 for the three months ended June 30, 2014 and 2013, respectively, and $1,376 and $4,142 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, unrecorded compensation cost related to non-vested awards was $608, which is expected to be recognized through 2015. On April 15, 2014, the last day of the first measurement period, the Company determined that the vesting requirements for such period were not met, and as a result, 6,805 of the 20,416 anti-dilution rights expired unexercised.
Mr. Charney Performance-Based Award - Effective April 1, 2012, the Company provided Mr. Charney the rights to 7,500 shares of the Company's stock which were issuable three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. The fair value of the award was based on the grant-date share price of $0.75 per share. For 2012, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares, but did not achieve the target EBITDA for 2013. For 2014, the achievement of the performance condition was not considered probable as of June 30, 2014. As of June 30, 2014, there was no unrecorded compensation cost related to this EBITDA award. The Company recorded share-based compensation expense of $0 and $391 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $1,250 for the six months ended June 30, 2014 and 2013, respectively.
Non-Employee Directors - On July 1, April 1 and January 2, 2014, the Company issued a quarterly stock grant to each non-employee director for services performed of approximately 11, 20 and 8 shares of the Company's common stock, based on grant date fair values of $0.87, $0.50 and $1.21 per share, respectively.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases that expire at various dates through November 2023. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease that expires on July 31, 2019. The rent expenses (including real estate taxes and common area maintenance costs) were $18,328 and $19,462 for the three months ended June 30, 2014 and 2013, respectively, and $37,340 and $39,364 for the six months ended June 30, 2014 and 2013, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and general and administrative expenses in the consolidated statements of operations.
Customs and Duties
The Company is currently under audit by German customs for years 2009 through 2011. The German customs issued retroactive assessments on the Company's imports of $4,958 at the June 30, 2014 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union who have limited rights to impose retaliatory duties on U.S. origin goods, based upon the World Trade Organization's dispute settlement procedures and the related arbitrator rulings. Consequently, the German customs are attempting to impose a substantially higher tariff rate than the original rate that the Company had paid on the imports, approximately doubling the amount of the tariff that the Company would have to pay. Despite the ongoing appeals of the German customs assessment, German customs has indicated it will begin collection enforcement proceedings if the Company does not soon reach acceptable payment terms for the amounts assessed. Negotiations as to payment terms are ongoing.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and has filed litigation in German courts to contest such assessment. At this time, the outcome of legal proceedings against the Company is subject to significant uncertainty. No assurance can be made that this matter will not result in a material financial exposure, which could have a material effect on the Company's financial condition, results of operations, and cash flows.
Charney Investigation
In connection with the June 18, 2014 suspension of the Company's CEO, Dov Charney, a committee of the Board of Directors is charged with investigating potential misconduct by Mr. Charney. As the investigation is ongoing, no assurance can be made regarding the outcome of the investigation.
Tuan Phan OSHA Matter
In 2011, an industrial accident at the Company's facility in Orange County, California resulted in the fatality of a Company employee. In accordance with law, a mandatory criminal investigation into the matter was initiated. In August 2014, the Company and the district attorney's office began to negotiate a resolution of potential claims related to the accident. Based upon these discussions, the Company has accrued $1,000 in costs representing its best estimate of the cost to settle this matter. As the negotiations are ongoing, no assurances can be given as to their ultimate outcome or as to the impact on the Company, which could be material.
NYSE MKT LLC Compliance
In February 2014, the Company received a letter from NYSE MKT LLC indicating that it was not in compliance with listing guidance set forth in Section 1003(a)(iv). The Company submitted a remediation plan, and on April 15, 2014, the NYSE MKT LLC issued a letter to the Company indicating it regained compliance with the NYSE MKT LLC. The Company's common stock is currently traded on the NYSE MKT LLC.
Advertising
The Company had approximately $1,711 in open advertising commitments at June 30, 2014, which were primarily allocated among print advertisements in newspapers or magazines and outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2014.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability primarily relates to litigation that arises from store operations. Self-insurance reserves include estimates of both filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the assumptions applied. The Company's estimated claims are discounted using a rate of 1.54% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $18,342 and $15,809 as of June 30, 2014 and December 31, 2013, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit in the amount of $450 with insurance companies being the beneficiaries and cash deposits of $16,124 in favor of insurance company beneficiaries as of both June 30, 2014 and December 31, 2013. At June 30, 2014, the Company recorded a total reserve of $17,565, of which $4,876 is included in accrued expenses and $12,689 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2013, the Company recorded a total reserve of $15,356, of which $3,871 is included in accrued expenses and $11,485 is included in other long-term liabilities on the consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserve of $1,747 and $2,512 was included in accrued expenses in the consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the U.S. as well as its online consumer sales in the U.S. The U.S. Retail segment consists of the Company's retail operations in the U.S., which comprised 137 retail stores as of June 30, 2014. The Canada segment includes wholesale, retail and online consumer operations in Canada. As of June 30, 2014, the retail operations in the Canada segment comprised 31 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of June 30, 2014, the retail operations in the International segment comprised 79 retail stores operating in 18 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
The Company evaluates the performance of its operating segments primarily based on net sales and operating income or loss from operations. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses.
The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$48,945	$0	$2,826	$2,200	$53,971
Retail net sales	0	48,970	9,421	35,534	93,925
Online consumer net sales	9,309	0	770	4,422	14,501
Total net sales to external customers	58,254	48,970	13,017	42,156	162,397
Gross profit	16,056	32,033	7,051	27,247	82,387
Income from segment operations	9,147	1,919	941	3,550	15,557
Depreciation and amortization	2,187	3,051	454	1,011	6,703
Capital expenditures	952	1,333	81	763	3,129
Retail store impairment	0	66	0	163	229
Deferred rent expense (benefit)	47	(720)	(51)	(195)	(919)

	Three Months Ended June 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$43,219	$0	$3,613	$2,631	$49,463
Retail net sales	0	51,164	11,231	35,899	98,294
Online consumer net sales	9,522	0	608	4,349	14,479
Total net sales to external customers	52,741	51,164	15,452	42,879	162,236
Gross profit	14,634	33,302	9,347	26,587	83,870
Income from segment operations	6,097	525	1,153	2,491	10,266
Depreciation and amortization	1,790	3,089	448	1,059	6,386
Capital expenditures	1,411	4,090	247	535	6,283
Deferred rent expense (benefit)	18	(564)	(82)	(44)	(672)

	Six Months Ended June 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$87,182	$0	$4,735	$4,000	$95,917
Retail net sales	0	91,435	17,180	65,212	173,827
Online consumer net sales	19,809	0	1,562	8,378	29,749
Total net sales to external customers	106,991	91,435	23,477	77,590	299,493
Gross profit	33,361	58,799	12,660	49,541	154,361
Income (loss) from segment operations	18,867	(2,795)	596	2,651	19,319
Depreciation and amortization	4,365	6,165	855	2,033	13,418
Capital expenditures	2,157	2,472	193	2,265	7,087
Retail store impairment	0	115	0	613	728
Deferred rent benefit	(400)	(2,352)	(99)	(290)	(3,141)

	Six Months Ended June 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$77,927	$0	$6,192	$4,572	$88,691
Retail net sales	0	95,508	20,343	66,351	182,202
Online consumer net sales	19,236	0	1,274	8,893	29,403
Total net sales to external customers	97,163	95,508	27,809	79,816	300,296
Gross profit	26,969	62,493	16,767	50,509	156,738
Income (loss) from segment operations	11,480	(1,922)	501	3,304	13,363
Depreciation and amortization	3,393	6,059	881	2,084	12,417
Capital expenditures	4,487	6,990	430	1,730	13,637
Retail store impairment	0	78	0	0	78
Deferred rent expense (benefit)	38	(776)	(213)	(169)	(1,120)
Reconciliation of reportable segments combined income from operations for the three and six months ended June 30, 2014 and 2013 to the consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated income from operations of reportable segments	$15,557	$10,266	$19,319	$13,363
Unallocated corporate expenses	(12,977)	(12,180)	(24,235)	(25,754)
Interest expense	(10,019)	(8,220)	(20,058)	(19,434)
Foreign currency transaction loss	0	(158)	(132)	(871)
Unrealized (loss) gain on change in fair value of warrants	(8,202)	5,498	4,465	(18,147)
Loss on extinguishment of debt	0	(32,101)	0	(32,101)
Other (expense) income	(60)	11	(52)	16
Consolidated loss before income taxes	$(15,701)	$(36,884)	$(20,693)	$(82,928)

Net sales by geographic location of customers for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$107,224	$103,901	$198,426	$192,671
Canada	13,017	15,452	23,477	27,809
Europe (excluding United Kingdom)	17,644	17,862	32,665	32,931
United Kingdom	10,908	10,588	20,369	20,183
South Korea	3,249	2,937	5,580	5,106
China	2,212	2,082	3,740	3,576
Japan	3,726	5,006	7,063	9,444
Australia	2,493	2,637	4,585	5,208
Other foreign countries	1,924	1,771	3,588	3,368
Total consolidated net sales	$162,397	$162,236	$299,493	$300,296
Note 16. Litigation
The Company is subject to various claims and contingencies in the normal course of business that arise from litigation, business transactions, employee-related matters, or taxes. The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. While actual losses may differ from the amounts recorded and the ultimate outcome of our pending actions is generally not yet determinable, the Company does not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on its business, financial position, results of operations, or cash flows. In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate.
Wage and Hour Actions
In April 2014, the five former employees' wage and hour cases including Guillermo Ruiz, Antonio Partida, Emily Truong, Jessica Heupel, and Anthony Heupel have been settled on an aggregate and class-wide basis for $850, and a final approval was granted by the presiding arbitrator. The parties are now seeking final court approval in September 2014 in order to have binding claim preclusion on future similar claims. There is no guarantee that such approvals will be obtained. The Company does not have insurance coverage for this matter.
Derivative Matters
Two shareholder derivative lawsuits were filed in the United States District Court for the Central District of California (the "Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the "Federal Derivative Action"). Plaintiffs in the Federal Derivative Action alleged a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company filed a motion to dismiss the Federal Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
Four shareholder derivative lawsuits were filed in fall of 2010 in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). Three of the matters comprising the State Derivative Action alleged causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations. On April 12, 2011, the Superior Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action currently pending in the Court (see below).
Both the Federal Derivative Action and State Derivative Actions are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
In July 2014, two shareholder derivative lawsuits were filed in the Court and alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The lawsuits primarily seek to recover damages and reform corporate governance and internal procedures. The Company has tendered these matters to its insurance carriers and is awaiting coverage positions.
Should the above matters (i.e., the Federal Derivative Action or the State Derivative Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds which fall outside the scope of the Company's insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition, results of operations, or cash flows.
Federal Securities Action
Four putative class action lawsuits (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in fall of 2010 in the United States District Court for the Central District of California ("USDC") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx) (the "Federal Securities Action"). The lead plaintiff appointed by the USDC alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the USDC may deem proper. On November 6, 2013, the USDC issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed motion of preliminary approval which was granted on April 16, 2014 without oral argument. On July 28, 2014, the USDC approved the settlement, and final judgment was entered on July 30, 2014. The settlement will result in a payment by the Company's insurance carrier of $4,800.
Should the above matters (i.e., the Federal Securities Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds which fall outside the scope of the Company's insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition, results of operations, or cash flows.
Employment Matters
The Company has previously disclosed arbitrations filed by the Company on or about February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Mr. Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims. The Company settled one of these cases with no monetary liability to the Company. In another case, the Company prevailed on its argument that certain claims had been released by the plaintiff, and the remaining claims were recently settled. In another case, the arbitrator rejected the Company’s argument that certain claims had been released, and a hearing will be held in the future on the merits of the parties' claims. In another case, the arbitrator ruled that both American Apparel and the plaintiff had established certain claims and damages against one another resulting in a net inconsequential amount awarded to the plaintiff and in June 2014, the arbitrator awarded attorneys' fees and costs to the plaintiff. The Company and its insurance carrier are currently in dispute about insurance coverage of the attorney's fees and costs. In a different case, the arbitrator has held an evidentiary hearing on the parties’ respective claims and the Company is waiting for the arbitrator's ruling. The Company cannot provide assurance that, the amount and ultimate liability, if any, with respect to these remaining cases will not materially affect the Company's business, financial position, results of operations, or cash flows.
In addition, the Company is currently engaged in other employment-related claims and other matters incidental to the Company’s business. The Company believes that all such claims are without merit or not material and intends to vigorously dispute the validity of the plaintiffs’ claims. While the final resolution of such claims cannot be determined based on information at this time, the Company believes, but cannot provide assurance that, the amount and ultimate liability, if any, with respect to these actions will not materially affect its business, financial position, results of operations, or cash flows. Should any of these matters be decided against the Company, it could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
Note 17. Condensed Consolidating Financial Information
The Notes which constitute debt obligations of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, and on a senior secured basis, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries, subject to customary automatic release provisions, including the satisfaction and discharge, or defeasance, or payment in full of the principal of, premium, if any, accrued and unpaid interest on the Notes, or, in certain circumstances, the sale or other disposition of substantially all of the assets of the subsidiary guarantor. No guarantor subsidiaries are less than 100% owned, directly or indirectly, by the Company.
The following presents the Parent's consolidating balance sheets as of June 30, 2014 and December 31, 2013 and its consolidating statements of operations for the three and six months ended June 30, 2014 and 2013, consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statement.

Condensed Consolidating Balance Sheets
June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,676	$8,484	$0	$10,160
Trade accounts receivable, net	0	21,840	4,374	0	26,214
Intercompany accounts receivable, net	262,292	(242,289)	(20,003)	0	0
Inventories, net	0	115,102	35,655	(6)	150,751
Other current assets	665	10,175	6,088	0	16,928
Total current assets	262,957	(93,496)	34,598	(6)	204,053
Property and equipment, net	0	46,985	14,674	0	61,659
Investments in subsidiaries	(101,268)	18,806	0	82,462	0
Other assets, net	8,905	28,449	11,299	0	48,653
TOTAL ASSETS	$170,594	$744	$60,571	$82,456	$314,365
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$30,555	$13	$0	$30,568
Accounts payable	0	31,553	3,265	0	34,818
Accrued expenses and other current liabilities	6,194	28,464	12,706	0	47,364
Fair value of warrant liability	16,489	0	0	0	16,489
Other current liabilities	0	2,404	1,912	0	4,316
Total current liabilities	22,683	92,976	17,896	0	133,555
Long-term debt, net	215,513	0	284	0	215,797
Other long-term liabilities	0	27,051	5,564	0	32,615
TOTAL LIABILITIES	238,196	120,027	23,744	0	381,967
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	17	100	492	(592)	17
Additional paid-in capital	216,537	6,726	7,746	(14,472)	216,537
Accumulated other comprehensive (loss) income	(3,904)	(203)	(290)	493	(3,904)
(Accumulated deficit) retained earnings	(278,095)	(125,906)	28,879	97,027	(278,095)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(67,602)	(119,283)	36,827	82,456	(67,602)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$170,594	$744	$60,571	$82,456	$314,365

Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$512	$8,164	$0	$8,676
Trade accounts receivable, net	0	15,109	5,592	0	20,701
Intercompany accounts receivable, net	247,414	(224,181)	(23,233)	0	0
Inventories, net	0	129,716	39,736	(74)	169,378
Other current assets	97	10,442	6,002	0	16,541
Total current assets	247,511	(68,402)	36,261	(74)	215,296
Property and equipment, net	0	53,424	15,879	0	69,303
Investments in subsidiaries	(94,161)	18,158	0	76,003	0
Other assets, net	9,282	27,934	11,937	0	49,153
TOTAL ASSETS	$162,632	$31,114	$64,077	$75,929	$333,752
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$43,586	$456	$0	$44,042
Accounts payable	0	34,738	3,552	0	38,290
Accrued expenses and other current liabilities	5,952	28,344	15,722	0	50,018
Fair value of warrant liability	20,954	0	0	0	20,954
Other current liabilities	0	6,830	1,855	0	8,685
Total current liabilities	26,906	113,498	21,585	0	161,989
Long-term debt, net	213,130	47	291	0	213,468
Other long-term liabilities	0	29,711	5,988	0	35,699
TOTAL LIABILITIES	240,036	143,256	27,864	0	411,156
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,472	6,726	7,685	(14,411)	185,472
Accumulated other comprehensive (loss) income	(4,306)	(543)	(671)	1,214	(4,306)
(Accumulated deficit) retained earnings	(256,424)	(118,425)	28,707	89,718	(256,424)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(77,404)	(112,142)	36,213	75,929	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$162,632	$31,114	$64,077	$75,929	$333,752

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$122,758	$55,169	$(15,530)	$162,397
Cost of sales	0	72,824	22,703	(15,517)	80,010
Gross profit	0	49,934	32,466	(13)	82,387
Selling expenses	0	29,577	22,866	0	52,443
General and administrative expenses	648	17,991	8,505	(9)	27,135
Retail store impairment	0	66	163	0	229
(Loss) income from operations	(648)	2,300	932	(4)	2,580
Interest expense and other expense	17,124	1,001	156	0	18,281
Equity in (earnings) loss of subsidiaries	(1,567)	(495)	(4)	2,066	0
(Loss) income before income taxes	(16,205)	1,794	780	(2,070)	(15,701)
Income tax (benefit) provision	0	(84)	588	0	504
Net (loss) income	$(16,205)	$1,878	$192	$(2,070)	$(16,205)
Other comprehensive income (loss), net of tax	873	204	847	(1,051)	873
Comprehensive (loss) income	$(15,332)	$2,082	$1,039	$(3,121)	$(15,332)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$118,348	$59,096	$(15,208)	$162,236
Cost of sales	0	71,166	23,006	(15,806)	78,366
Gross profit	0	47,182	36,090	598	83,870
Selling expenses	0	33,499	24,291	0	57,790
General and administrative expenses	130	17,559	10,293	12	27,994
(Loss) income from operations	(130)	(3,876)	1,506	586	(1,914)
Interest expense and other expense	28,323	6,394	253	0	34,970
Equity in loss (earnings) of subsidiaries	9,051	(372)	0	(8,679)	0
(Loss) income before income taxes	(37,504)	(9,898)	1,253	9,265	(36,884)
Income tax provisions	0	0	620	0	620
Net (loss) income	$(37,504)	$(9,898)	$633	$9,265	$(37,504)
Other comprehensive (loss) income, net of tax	(726)	(121)	(681)	802	(726)
Comprehensive (loss) income	$(38,230)	$(10,019)	$(48)	$10,067	$(38,230)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$222,755	$101,062	$(24,324)	$299,493
Cost of sales	0	131,924	37,581	(24,373)	145,132
Gross profit	0	90,831	63,481	49	154,361
Selling expenses	0	61,649	44,856	0	106,505
General and administrative expenses	885	34,202	16,966	(9)	52,044
Retail store impairment	0	115	613	0	728
(Loss) income from operations	(885)	(5,135)	1,046	58	(4,916)
Interest expense and other expense	13,282	2,554	(59)	0	15,777
Equity in loss (earnings) of subsidiaries	7,504	(253)	0	(7,251)	0
(Loss) income before income taxes	(21,671)	(7,436)	1,105	7,309	(20,693)
Income tax provision	0	45	933	0	978
Net (loss) income	$(21,671)	$(7,481)	$172	$7,309	$(21,671)
Other comprehensive income (loss), net of tax	402	340	381	(721)	402
Comprehensive (loss) income	$(21,269)	$(7,141)	$553	$6,588	$(21,269)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$213,752	$108,985	$(22,441)	$300,296
Cost of sales	0	128,277	38,804	(23,523)	143,558
Gross profit	0	85,475	70,181	1,082	156,738
Selling expenses	0	65,741	47,512	0	113,253
General and administrative expenses	506	35,679	19,617	(4)	55,798
Retail store impairment	0	78	0	0	78
(Loss) income from operations	(506)	(16,023)	3,052	1,086	(12,391)
Interest expense and other expense	60,285	10,026	226	0	70,537
Equity in loss (earnings) of subsidiaries	23,224	(1,591)	0	(21,633)	0
(Loss) income before income taxes	(84,015)	(24,458)	2,826	22,719	(82,928)
Income tax (benefit) provisions	0	(43)	1,130	0	1,087
Net (loss) income	$(84,015)	$(24,415)	$1,696	$22,719	$(84,015)
Other comprehensive (loss) income, net of tax	(2,230)	(1,348)	(2,258)	3,606	(2,230)
Comprehensive (loss) income	$(86,245)	$(25,763)	$(562)	$26,325	$(86,245)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(15,489)	$9,647	$7,145	$0	$1,303
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(4,629)	(2,458)	0	(7,087)
Proceeds from sale of fixed assets	0	0	29	0	29
Restricted cash	0	0	178	0	178
Net cash used in investing activities	0	(4,629)	(2,251)	0	(6,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(3,993)	0	0	(3,993)
(Repayments) borrowing under revolving credit facilities, net	0	(13,025)	(432)	0	(13,457)
Repayments of term loans and notes payable	0	(47)	(6)	0	(53)
Net proceeds from issuance of common stock	28,446	0	0	0	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(301)	0	0	0	(301)
Payments of debt issuance costs	(345)	(354)	0	0	(699)
Repayments of capital lease obligations	0	(1,796)	(32)	0	(1,828)
Advances to/from affiliates	(12,311)	15,361	(3,050)	0	0
Net cash provided by (used in) financing activities	15,489	(3,854)	(3,520)	0	8,115
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,054)	0	(1,054)
NET INCREASE (DECREASE) IN CASH	0	1,164	320	0	1,484
CASH, beginning of period	0	512	8,164	0	8,676
CASH, end of period	$0	$1,676	$8,484	$0	$10,160

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$407	$221	$0	$628

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$732	$(25,339)	$10,704	$0	$(13,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(11,477)	(2,160)	0	(13,637)
Proceeds from sale of fixed assets	0	27	3	0	30
Restricted cash	0	3,265	(1,509)	0	1,756
Net cash used in investing activities	0	(8,185)	(3,666)	0	(11,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	4,117	0	0	4,117
Repayments of expired revolving credit facilities, net	0	(28,513)	0	0	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	0	32,758	(2,928)	0	29,830
Repayments of term loans and notes payable	4,500	(30,000)	(7)	0	(25,507)
Repayment of Lion term loan	(144,149)	0	0	0	(144,149)
Issuance of Senior Secured Notes	199,820	0	0	0	199,820
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(2,119)	0	0	0	(2,119)
Payments of debt issuance costs	(11,237)	(414)	0	0	(11,651)
Repayments of capital lease obligations	—	(1,059)	(22)	0	(1,081)
Advances to/from affiliates	(47,547)	55,087	(7,540)	0	0
Net cash provided by (used in) financing activities	(732)	31,976	(10,497)	0	20,747
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(502)	0	(502)
NET DECREASE IN CASH	0	(1,548)	(3,961)	0	(5,509)
CASH, beginning of period	0	3,796	9,057	0	12,853
CASH, end of period	$0	$2,248	$5,096	$0	$7,344

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$2,334	$433	$0	$2,767

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in Item 2 are presented in thousands, except for per-share items and unless otherwise specified.)
OVERVIEW
General
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of June 30, 2014, we had approximately 10,000 employees and operated 247 retail stores in 20 countries: the U.S., Canada, the U.K., Australia, Austria, Belgium, Brazil, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, Netherlands, South Korea, Spain, Sweden, and Switzerland. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, we operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square-foot facility in the warehouse district of downtown Los Angeles, California. The facility houses our executive offices, as well as cutting, sewing and warehousing operations. We conduct knitting operations in Los Angeles and Garden Grove, California, which produce a majority of the fabric we use in our products. We operate dye houses in Hawthorne, California that currently provide dyeing and finishing services for nearly all of the raw fabric used in production. We also operate a cutting, sewing, garment dyeing and finishing facility in South Gate, California. We operate a fabric dyeing and finishing facility in Garden Grove, California, which also includes cutting, sewing and knitting operations. Since 2013, we have conducted our warehousing and distribution operations at La Mirada, California.
Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and changing fashion trends and to closely monitor product quality. Our products are noted for their quality and fit, and together with our distinctive branding, these attributes have differentiated our products in the marketplace. "American Apparel®" is a registered trademark of American Apparel (USA) LLC.
We experience seasonality in our operations; sales during the third and fourth fiscal quarters have generally been the highest while sales during the first fiscal quarter have been the lowest. This reflects the combined impact of the seasonality of our wholesale and retail channels. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.
The following table presents, by segment, the change in retail store count during the three and six months ended June 30, 2014 and 2013.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2014
Open at March 31, 2014	140	32	77	249
Opened	0	0	2	2
Closed	(3)	(1)	0	(4)
Open at June 30, 2014	137	31	79	247

Three Months Ended June 30, 2013
Open at March 31, 2013	139	34	76	249
Opened	0	0	1	1
Closed	(1)	(1)	(3)	(5)
Open at June 30, 2013	138	33	74	245

	U.S. Retail	Canada	International	Total
Six Months Ended June 30, 2014
Open at December 31, 2013	139	32	77	248
Opened	2	0	3	5
Closed	(4)	(1)	(1)	(6)
Open at June 30, 2014	137	31	79	247

Six Months Ended June 30, 2013
Open at December 31, 2012	140	35	76	251
Opened	1	0	2	3
Closed	(3)	(2)	(4)	(9)
Open at June 30, 2013	138	33	74	245
B. Comparable Store Sales
The table below shows the changes in comparable store sales for our retail and online stores during the three and six months ended June 30, 2014 and 2013, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations during the three and six months ended June 30, 2014 and 2013 by using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comparable store sales (a)	(6)%	7%	(5)%	7%
Number of stores in comparison	233	237	234	237
(a) Include the impact of online store sales.

C. Executive Summary
Results of Operations
Net sales for the six months ended June 30, 2014 decreased $803, or 0.3%, from the corresponding period in 2013 due to lower sales at our U.S. Retail, Canada and International segments which decreases were substantially offset by an increase in the U.S. Wholesale segment.
U.S. Wholesale net sales, excluding online consumer net sales, increased by $9,255, or 11.9%, for the six months ended June 30, 2014 from the corresponding period in 2013 mainly due to higher sales order volume from our new and existing customers. This increase was attributed to the continued strength of our product offerings and improved service levels. In addition, during the second quarter of 2014, we added a significant new distributor and began to ship its initial stock order. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. U.S. online consumer net sales increased 3.0% primarily due to targeted online advertising and promotional efforts in the earlier part of the year.
U.S. Retail net sales for the six months ended June 30, 2014 decreased $4,073, or 4.3%, from the corresponding period in 2013 mainly due to a decrease in comparable store sales as a result of the unseasonably cool temperatures across the country during the first quarter of 2014 and lower mall traffic.
Canada net sales for the six months ended June 30, 2014 decreased $4,332, or 15.6%, from the corresponding period in 2013 due to approximately $2,500 in lower sales, primarily in the retail and wholesale channels, and approximately $1,900 as a result of the unfavorable impact of foreign currency exchange rate changes.
International net sales for the six months ended June 30, 2013 decreased $2,226, or 2.8%, from the corresponding period in 2013 mainly due to approximately $4,500 lower sales in all three sales channels, partially offset by $2,200 from the favorable impact of foreign currency exchange rate changes.

Gross margin for the six months ended June 30, 2014 was 51.5% as compared to 52.2% for the six months ended June 30, 2013.
Operating expenses include selling, general and administrative expenses, and retail store impairment. Operating expenses for the six months ended June 30, 2014 decreased $9,852, or 5.8%, from the corresponding period in 2013, and were 53.2% and 56.3% of total net sales, respectively. Excluding the effects of share-based compensation, depreciation and amortization, and impairment charges, operating expenses as a percentage of total net sales were 47.6% and 49.9% for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to lower payroll from our cost reduction efforts and lower other operating expenditures, partially offset by a $1,000 charge for an estimated settlement related to an industrial accident.
Loss from operations was $4,916 for the six months ended June 30, 2014 as compared to $12,391 for the six months ended June 30, 2013. Lower sales volume was offset by decreases in our operating expenses as discussed above.
Net loss for the six months ended June 30, 2014 was $21,671 as compared to $84,015 for the six months ended June 30, 2013 primarily as a result of the $7,475 reduction in loss from operations, the $32,101 loss in the 2013 period on the extinguishment of debt and the change in fair value of warrants between periods, which reduced the comparable net loss in 2014 by $22,612. See Results of Operations for the six months ended June 30, 2014 for further details.
Liquidity
As of June 30, 2014, we had $10,160 in cash, $30,554 outstanding on our $50,000 asset-backed revolving credit facility with Capital One, and $16,891 of availability for additional borrowings under the Capital One Credit Facility. As of August 1, 2014, we had $22,942 available for additional borrowings under the Capital One Credit Facility.
In March 2014, we entered into the Fifth Amendment to the Capital One Credit Facility and waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at our option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratio, the maximum leverage ratio, and the maximum capital expenditures allowed, and added a minimum EBITDA covenant. For the three months ended June 30, 2014, we were required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 and achieve a minimum EBITDA of $9,000. We were in compliance with the covenant at June 30, 2014.
Management Plan
We continue to develop initiatives intended to either increase sales, reduce costs or improve liquidity. Beginning with the fourth quarter of 2013, we instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. We also limited capital expenditures starting the first quarter of 2014. In addition, we continue to drive productivity improvements from our new distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Some of our key initiatives recently completed and/or in progress include:
Completed RFID implementation - In the fourth quarter of 2013, we completed the enhancement of our stores by installing sales conversion tracking device and radio frequency identification (RFID) tracking systems at all of our stores worldwide, which enhanced sales through improvements in stock positions and replenishment activities.
New e-commerce platform – The e-commerce software platform speeds response times and enables us to deliver a personalized customer buying experience, which contributes to our financial growth as our website has the potential to not only increase online sales but also in-store sales. As of the end of 2013, we extended the new platform to online stores in Canada, the U.K., Continental Europe, Australia, Hong Kong and Singapore online stores. We intend to implement this system to our remaining online stores throughout 2014. The new system improves distributors' ability to place sales order and is mobile optimized, which we believe enhances the shopping experience for our distributors.
In 2013, we replaced our existing payment processing system with new electronic payment services from CyberSource, and also implemented a payment fraud detection solution. We intend to complete the upgrade of our payment processing system throughout 2014.
During 2012 and 2013, we successfully completed the virtualization of over 300 servers, including all of our key servers. We plan to complete the virtualization of our servers and move our data center to an off-site location during 2014. We believe that this not only maximizes our server resources but also enhances system performance and enables faster uptime in a disaster recovery situation.

New distribution center - In June 2012, we entered into an operating lease agreement for a new distribution center located in La Mirada, California and fully transitioned our distribution operations into this new facility during 2013. Related to these efforts, we installed the High Jump warehouse management system for all distribution activities. Although we incurred significant transition costs and implementation delays associated with this transition, we believe that the new distribution center will contribute to processing efficiencies and effectiveness and will reduce operating expenses and cost of sales as it offers an improved distribution platform to scale both retail and wholesale sales channels. The transition to the new center was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.
Although we have made significant improvements under this plan, there can be no assurance that further planned improvement will be successful.
D. Critical Accounting Policies and Estimates
As discussed in Part II, Item 8. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013, we consider our most critical accounting policies and estimates to include:
•revenue recognition;
•inventory valuation, obsolescence;
•fair value calculations including derivative liabilities;
•valuation and recoverability of long-lived assets including the values assigned to acquired intangible assets, goodwill, and property and equipment;
•income taxes;
•legal accruals; and
•self-insurance liabilities.
In general, estimates are based on historical experience, information from third party professionals and various other sources, and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions. Our management considers an accounting estimate to be critical if:
•it requires assumptions to be made that were uncertain at the time the estimate was made; and
•changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our consolidated results of operations or financial condition.

RESULTS OF OPERATIONS
The results of operations of the interim periods are not necessarily indicative of results for the entire year.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
The following table sets forth our results of operations from the unaudited consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (in thousands):

	Three Months Ended June 30,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$58,254	35.9%	$52,741	32.5%
U.S. Retail	48,970	30.1%	51,164	31.6%
Canada	13,017	8.0%	15,452	9.5%
International	42,156	26.0%	42,879	26.4%
Total net sales	162,397	100.0%	162,236	100.0%
Cost of sales	80,010	49.3%	78,366	48.3%
Gross profit	82,387	50.7%	83,870	51.7%

Selling expenses	52,443	32.3%	57,790	35.6%
General and administrative expenses	27,135	16.7%	27,994	17.3%
Retail store impairment	229	0.1%	0	0.0%

Income (loss) from operations	2,580	1.6%	(1,914)	(1.2)%

Interest expense	10,019		8,220
Foreign currency transaction loss (a)	0		158
Unrealized loss (gain) on change in fair value of warrants (b)	8,202		(5,498)
Loss on extinguishment of debt	0		32,101
Other expense (income)	60		(11)
Loss before income tax	(15,701)		(36,884)
Income tax provision	504		620
Net loss	$(16,205)		$(37,504)
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the three months ended June 30, 2014, excluding online consumer net sales, increased $5,726, or 13.2%, from the corresponding period in 2013 mainly due to higher sales order volume from our new and existing customers. This increase was attributed to the continued strength of our product offerings and improved service levels. In addition, during the second quarter of 2014, we added a significant new distributor and began to ship its initial stock order. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales for the three months ended June 30, 2014 decreased $213, or 2.2%, from the corresponding period in 2013 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the three months ended June 30, 2014 decreased $2,194, or 4.3%, from the corresponding period in 2013 mainly due to a decrease of approximately $3,000 in comparable store sales as a result of lower store foot traffic. Net sales also decreased approximately $1,300 due to the closure of six stores offset by an increase of approximately $1,800 from four new stores added after June 2013.

(3) Canada
Canada net sales for the three months ended June 30, 2014 decreased $2,435, or 15.8%, from the corresponding period in 2013 mainly due to lower sales of approximately $1,570 in the retail and wholesale channels. In addition, the impact of foreign currency exchange rate changes contributed approximately $860 to the sales decrease.
Retail net sales for the three months ended June 30, 2014 decreased $1,810, or 16.1%, from the corresponding period in 2013. Comparable store sales decreased approximately $340 due to lower store foot traffic. The closure of retail stores and less warehouse sales also resulted in decreased net sales of approximately $450 and $360, respectively. In addition, the impact of foreign currency exchange rate changes contributed approximately $620 to the sales decrease.
Wholesale net sales for the three months ended June 30, 2014 decreased $787, or 21.8%, from the corresponding period in 2013 mainly due to timing of orders from a large wholesale customer. Additionally, the impact of foreign currency exchange rate changes contributed approximately $190 to the sales decrease.
Online consumer net sales for the three months ended June 30, 2014 increased $162, or 26.6%, from the corresponding period in 2013 mainly due to continuing targeted promotion efforts and email advertising campaigns as well as enhanced functionality of the website. The impact of foreign currency exchange rate changes contributed approximately $50 to the sales decrease.
(4) International
International net sales for the three months ended June 30, 2014 decreased $723, or 1.7%, from the corresponding period in 2013 mainly due to lower sales of approximately $2,500 in the wholesale and retail channels offset by the favorable impact of foreign currency exchange rate changes of approximately $1,800.
Retail net sales for the three months ended June 30, 2014, 2014 decreased by $365, or 1.0%, from the corresponding period in 2013. The decrease was due to lower comparable store sales of approximately $2,300 and lower sales of approximately $800 from store closures. The decrease was offset by approximately $1,200 higher sales due to new stores and approximately $1,500 from the favorable impact of foreign currency exchange rate changes.
Wholesale net sales for the three months ended June 30, 2014 decreased $431, or 16.4%, from the corresponding period in 2013 mainly due to lower sales order volume in the U.K. and Continental Europe offset by the favorable impact of foreign currency exchange rate changes of approximately $130.
Online consumer net sales for the three months ended June 30, 2014 increased $73, or 1.7%, from the corresponding period in 2013 mainly due to favorable impact of foreign currency exchange rate changes.
(5) Gross Profit
Gross profit for the three months ended June 30, 2014 decreased 1.8% from $83,870, or 51.7% of net sales, to $82,387, or 50.7% of net sales.
(6) Selling expenses
Selling expenses for the three months ended June 30, 2014 decreased $5,347, or 9.3%, from the corresponding period in 2013 mainly due to lower selling payroll of approximately $3,000 and advertising costs of approximately $2,000. The decreases were the result of reductions in both retail headcount and store hours as well as reduced advertising commitments.
(7) General and administrative expenses
General and administrative expenses for the three months ended June 30, 2014 decreased $859, or 3.1%, from the corresponding period in 2013 mainly due to reduced salaries, wages, and benefits of approximately $1,000 coupled with a decreased in leased equipment, utilities, travel, and other miscellaneous expenses totaling of approximately $1,300. These reductions were substantially due to our cost reduction efforts. In addition, share-based compensation expense decreased by approximately $1,600 primarily relating to the expiration and forfeiture of certain market-based and performance-based share awards. The decrease was partially offset by a $1,000 charge for an estimated settlement related to an industrial accident and higher legal and consulting professional fees of approximately $2,000, the majority of which was related to costs associated with the suspension of Mr. Charney.
(8) Interest expense
Interest expense for the three months ended June 30, 2014 increased $1,799, or 21.9% from the corresponding period in 2013 mainly due to accrued interest on the Notes.
(9) Income tax provision
Although we incurred a loss before income tax on a consolidated basis for the three months ended June 30, 2014, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended June 30, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013
The following table sets forth our results of operations from the unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$106,991	35.7%	$97,163	32.4%
U.S. Retail	91,435	30.5%	95,508	31.8%
Canada	23,477	7.8%	27,809	9.3%
International	77,590	25.9%	79,816	26.6%
Total net sales	299,493	100.0%	300,296	100.0%
Cost of sales	145,132	48.5%	143,558	47.8%
Gross profit	154,361	51.5%	156,738	52.2%

Selling expenses	106,505	35.6%	113,253	37.7%
General and administrative expenses	52,044	17.4%	55,798	18.6%
Retail store impairment	728	0.2%	78	0.0%

Loss from operations	(4,916)	(1.6)%	(12,391)	(4.1)%

Interest expense	20,058		19,434
Foreign currency transaction loss (a)	132		871
Unrealized (gain) loss on change in fair value of warrants (b)	(4,465)		18,147
Loss on extinguishment of debt	0		32,101
Other expense (income)	52		(16)
Loss before income tax	(20,693)		(82,928)
Income tax provision	978		1,087
Net loss	$(21,671)		$(84,015)
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the six months ended June 30, 2014, excluding online consumer net sales, increased by $9,255, or 11.9%, from the corresponding period in 2013 mainly due to higher sales order volume from our new and existing customers. This increase was attributed to the continued strength of our product offerings and improved service levels. In addition, during the second quarter of 2014, we added a significant new distributor and began to ship its initial stock order. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers.
Online consumer net sales increased by $573, or 3.0%, for the six months ended June 30, 2014 from the corresponding period in 2013 mainly due to targeted online advertising and promotional efforts in the earlier part of the year.
(2) U.S. Retail
U.S. Retail net sales for the six months ended June 30, 2014 decreased $4,073, or 4.3%, from the corresponding period in 2013 mainly due to a decrease of approximately $6,600 in comparable store sales as a result of the unseasonably cool temperatures across the country during the first quarter of 2014 and lower store foot traffic. Net sales also decreased approximately $1,900 due to the closure of eight stores, offset by an increase of approximately $3,600 from four new stores added after January 2013.

(3) Canada
Canada net sales for the six months ended June 30, 2014 decreased $4,332, or 15.6%, from the corresponding period in 2013 mainly due to approximately $2,500 in lower sales, primarily in the retail and wholesale channels and approximately $1,900 as a result of the unfavorable impact of foreign currency exchange rate changes.
Retail net sales for the six months ended June 30, 2014 decreased $3,163, or 15.5%, from the corresponding period in 2013. The decrease was due to $1,000 lower sales resulting the closure of three retail stores and $600 from lower comparable store sales. Additionally, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $1,400. The decrease in comparable store sales was due to unseasonably cool temperatures.
Wholesale net sales for the six months ended June 30, 2014 decreased $1,457, or 23.5%, from the corresponding period in 2013. The decrease was due to lower sales order resulting from a tightening focus on customers that can generate higher margins and order fulfillment delays associated with transition issues at the La Mirada distribution center during the fourth quarter of 2013. In addition, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $380.
Online consumer net sales for the six months ended June 30, 2014 increased $288, or 22.6%, from the corresponding period in 2013 mainly due to continuing targeted promotion efforts and email advertising campaigns as well as enhanced functionality of the website. The absolute increase in sales was partially muted by the impact of foreign currency exchange rate changes of approximately $120.
(4) International
International net sales for the six months ended June 30, 2013 decreased $2,226, or 2.8%, from the corresponding period in 2013 due to approximately $4,400 lower sales in all three sales channels. The favorable impact of foreign currency exchange rate changes offset the decrease by approximately $2,200.
Retail net sales for the six months ended June 30, 2013 decreased $1,139, or 1.7%, from the corresponding period in 2013. The decrease was due to lower comparable store sales of approximately $3,700 and lower sales of approximately $1,400 from the closure of six retail stores. The decrease was offset by $2,200 higher sales due to new stores and $1,700 from the favorable impact of foreign currency exchange rate changes.
Wholesale net sales for six months ended June 30, 2013 decreased $572, or 12.5%, from the corresponding period in 2013 mainly due to lower sales in the U.K. and Continental Europe offset by the favorable impact of foreign currency exchange rate changes of approximately $210.
Online consumer net sales for the six months ended June 30, 2013 decreased $515, or 5.8%, from the corresponding period in 2013 mainly due to lower sales order volume in Japan, the U.K. and Continental Europe, offset by the favorable impact of foreign currency exchange rate changes of approximately $280.
(5) Gross Profit
Gross profit decreased 1.5% from $156,738, or 52.2% of net sales to $154,361 or 51.5% of net sales. The decrease was primarily due to lower retail sales volume at our U.S. Retail, Canada and International segments, offset by higher sales at our U.S. Wholesale segment. The decrease in gross profit as a percentage of net sales is due to higher sales discounts at our retail operations and a mix shift to lower margin wholesale net sales.
(6) Selling expenses
Selling expenses for the six months ended June 30, 2014 decreased $6,748, or 6.0%, from the corresponding period in 2013 mainly due to lower selling payroll of approximately $5,000 and advertising costs of approximately $3,000. The decreases were the result of reductions in both retail headcount and store hours as well as a reduction in advertising commitments.
(7) General and administrative expenses
General and administrative expenses for the six months ended June 30, 2014 decreased $3,754, or 6.7%, from the corresponding period in 2013 mainly due a decrease in share-based compensation expense of approximately $3,900 primarily relating to the expiration and forfeiture of certain market-based and performance-based share awards. In addition, there were decreases in salaries, wages, and benefits of approximately $1,500. The decrease was offset by a $1,000 charge for an estimated settlement related to an industrial accident and higher legal and consulting professional fees of approximately $1,300, which were primarily related to costs associated with the suspension of Mr. Charney.
(8) Interest expense
Interest expense for the six months ended June 30, 2014 increased by $624, or 3.2% from the corresponding period in 2013.

(9) Income tax provision
Though we incurred a loss before income tax on a consolidated basis for the six months ended June 30, 2014, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the six months ended June 30, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, banks and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to either increase sales, reduce costs or improve liquidity. Beginning with the fourth quarter of 2013, we instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. We also limited capital expenditures starting the first quarter of 2014. In addition, we continue to drive productivity improvements from our new distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
Our principal liquidity requirements are for operations, working capital interest payments, and capital expenditures. We fund liquidity requirements primarily through cash on hand, cash flow from operations, and borrowings under our credit facilities. Our credit agreements contain covenants requiring us to meet specified targets for measures related to earnings, capital expenditures, and minimum fixed charge coverage ratio and maximum leverage ratio requirements. Our inability to achieve such targets or to obtain a waiver of compliance would negatively impact the availability of credit under our credit facilities or result in an event of default.
We are currently under audit by German customs for years 2009 through 2011. The German customs issued retroactive assessments on our imports of $4,958 at the June 30, 2014 exchange rates (assessment was issued in Euros). The size of the retroactive assessments are largely due to member countries of the European Union who have limited rights to impose retaliatory duties on U.S. origin goods, based upon the World Trade Organization's dispute settlement procedures and the related arbitrator rulings. Consequently, the German customs are attempting to impose a substantially higher tariff rate than the original rate that we had paid on the imports, approximately doubling the amount of the tariff that we would have to pay. Despite the ongoing appeals of the German customs assessment, German customs has indicated it will begin collection enforcement proceedings if we do not soon reach acceptable payment terms for the amounts assessed. Negotiations as to payment terms are ongoing.
We believe that we have valid arguments to challenge the merit of the German customs assessment and have filed litigation in German courts to contest such assessment. At this time, the outcome of legal proceedings against us is subject to significant uncertainty. No assurance can be made that this matter will not result in a material financial exposure, which could have a material effect on our financial condition, results of operations, and cash flows.
As of June 30, 2014, we had $10,160 in cash, $30,554 outstanding on our $50,000 asset-backed revolving credit facility with Capital One and $16,891 of availability for additional borrowings under the Capital One Credit Facility. As of August 1, 2014, we had $22,942 available for additional borrowings under the Capital One Credit Facility.
The Company and Standard General are in the process of negotiating an unsecured credit agreement (the "Standard General Credit Agreement") between one or more entities affiliated with Standard General and one or more foreign subsidiaries of the Company as borrowers. The Company expects to enter into the Standard General Credit Agreement as soon as practicable. The Company expects that the Standard General Credit Agreement will (i) be guaranteed by the Company, (ii) provide for multiple borrowings by the borrowers thereunder in an aggregate amount not to exceed $15,000, which amounts will not be permitted to be reborrowed once repaid, (iii) bear interest at 14% per annum, and (iv) mature on October 15, 2020. The Company expects that amounts under the Standard General Credit Agreement would be available for borrowing with the approval of the Board of Directors.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
A. Cash Flow

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$1,303	$(13,903)
Investing activities	(6,880)	(11,851)
Financing activities	8,115	20,747
Effect of foreign exchange rate on cash	(1,054)	(502)
Net increase (decrease) in cash	$1,484	$(5,509)
Cash provided by operating activities increased for the six months ended June 30, 2014 from the corresponding period in 2013. The increase was mainly due to decreased inventory levels and improved operating income, partially offset by an increase in interest payments.

Cash used in investing activities decreased for the six months ended June 30, 2014 from the corresponding period in 2013, mainly due to the Company's ongoing efforts to reduce capital expenditures.
Cash provided by financing activities decreased for the six months ended June 30, 2014 from the corresponding period in 2013. In March 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,446. During the six months ended June 30, 2014, we repaid a net amount of $13,457 borrowed under the Capital One Credit Facility. On April 4, 2013, we issued the Notes for aggregate net proceeds of $199,820 and entered into a new asset-backed revolving credit agreement with Capital One. The net proceeds of the Notes, together with borrowings under the new credit facility, were used to repay and terminate the outstanding amounts with Lion of $144,149 and with Crystal Financial LLP of $66,411.
B. Debt
The following is an overview of our total debt as of June 30, 2014:

Description of Debt	Lender	Interest Rate	June 30, 2014	Covenant Violations
Revolving credit facility	Capital One	(1)	$30,554	No (2)
Senior Secured Notes		15.0%	205,647	No
Long-term debt with Lion	Lion	20.0%	9,865	No
Capital lease obligations	(3)	0.4% ~ 23.5%	5,358	N/A
Other			299	N/A
Total			$251,723
(1) LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option according to the Fifth Amendment.
(2) Violations prior to the Fifth Amendment were waived. Instead, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 and achieve a minimum EBITDA of $9,000.
(3) 25 individual leases ranging between from $2 to $3,832
For additional disclosure regarding debts, see Notes 6 and 7 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements.
Financial Covenants
Capital One Credit Facility - Under the Fifth Amendment, we are subject to specified borrowing requirements and covenants. The Fifth Amendment requires a minimum fixed charge coverage ratio, a maximum leverage ratio, and a maximum capital expenditures allowed and adds a minimum EBITDA covenant. For the three months ended June 30, 2014, the we were required to maintain a minimum fixed charge coverage ratio of not less than 0.85 to 1.00 and achieve a minimum EBITDA of $9,000. We were in compliance with these covenants at June 30, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of foreign subsidiaries, subject to some restrictions. It requires that we maintain a lockbox arrangement and contain certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of June 30, 2014, we had $1,230 of outstanding letters of credit secured against the Capital One Credit Facility.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. We were in compliance with the required covenants at June 30, 2014.
Lion Loan Agreement - The Lion Loan Agreement contains restrictive covenants that incorporate by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. The Lion Loan Agreement also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default. As of June 30, 2014, we were in compliance with the required covenants of the Lion Loan Agreement.
On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to Standard General. Standard General has waived any default under the Lion Loan Agreement that may have resulted or which might result from Mr. Charney not being the CEO of the Company and has agreed to amend the Lion Loan Agreement (the "Standard General Amendment") to, among other things, (i) extend the maturity of the loan through October 4, 2021, (ii) reduce the interest rate to 17% per annum, which may be paid in cash or in-kind, and (iii) eliminate the provision that specifies that it is an event of default if Mr. Charney is no longer the CEO of the Company. We intend to execute the Standard General Amendment upon receipt of a fairness opinion in accordance with the Indenture.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Our material off-balance sheet contractual commitments are mainly operating lease obligations and letters of credit.
Operating lease commitments mainly consist of leases for our retail stores, manufacturing facilities, main distribution centers, and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we intend to negotiate lease renewals as the leases approach expiration. We also have capital lease obligations which consist of our manufacturing equipment leases.
Issued and outstanding letters of credit were $1,230 at June 30, 2014, related primarily to workers’ compensation insurance and store leases.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three and six months ended June 30, 2014. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and participation of our management, including our interim Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our interim Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting
We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. As we expand globally, we are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, well and ship goods on a timely basis and maintain cost-efficient operations. In connection with the process of upgrading our information technology infrastructure and resulting business process changes, we continue to create and enhance the design and documentation of our internal control processes to ensure effective controls over financial reporting.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) other than discussed above during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal matters, see Note 16 of Condensed Notes to the Consolidated Financial Statements in Part I. Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
Before deciding to invest in us or to maintain or increase your investment, in addition to the risks described under this Item 1A, you should carefully consider the risks and uncertainties described in the "Special Note Regarding Forward-Looking Statements" under Part I of this report and our other filings with the SEC, as well as the other information in this report and such other filings. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations, or cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:
The suspension and possible termination of our chief executive officer could have a material adverse impact on our business.
On June 18, 2014, our Board of Directors voted to replace Mr. Charney as Chairman of our Board of Directors, suspended him and notified him of its intent to terminate his employment as our President and Chief Executive Officer ("CEO") for cause. In connection with the nomination, standstill and support agreement (the "Support Agreement"), dated July 9, 2014, with Standard General, Standard General Master Fund L.P., P. Standard General Ltd. and Mr. Charney, the Board of Directors formed a new special committee (the "Suitability Committee") for the purpose of overseeing the continuing investigation into the alleged misconduct by Mr. Charney (the "Internal Investigation"), and Mr. Charney agreed that pending his suspension, he would not serve as our CEO or an officer or employee of us or our subsidiaries until the Internal Investigation is completed. Based on the findings of the Internal Investigations, the Suitability Committee will determine whether it is appropriate for Mr. Charney to be reinstated as our CEO or serve as an officer or employee of us or any of our subsidiaries.
The Board of Directors has appointed Mr. Luttrell as interim CEO. If Mr. Luttrell should choose to not continue as interim CEO and/or the Suitability Committee determines it is not appropriate to reinstate Mr. Charney as CEO, we may have difficulty maintaining or developing our business as we seek to find a permanent CEO. In addition, as a result of the Internal Investigation and/or the Suitability Committee's determination, we could become subject to litigation and regulatory investigations, which could have a material adverse impact on our business.

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
If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In addition, the pendency and outcome of the Internal Investigation and the determination made by the Suitability Committee as to whether or not to reinstate Mr. Charney as our CEO could result in departure of additional members of our management or other key employees.
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
We are subject to regulatory inquiries, investigations, claims and suits, including, among others, a consolidated putative shareholder class action, consolidated shareholder derivative actions, wage and hour suits, and numerous employment related claims and suits. In addition, on or about June 23, 2014, Mr. Charney submitted a demand in arbitration against us in connection with his suspension, which has been stayed pending the determination of the Suitability Committee in the Internal Investigation. If the Suitability Committee determines that it is not appropriate to reinstate Mr. Charney as our CEO, Mr. Charney could reinstate his demand for arbitration or file additional lawsuits against us.
In the event that any current or future inquiries, investigations, claims or suits are decided against us, we may incur substantial liability, experience an increase in similar suits or suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not result in material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See Notes 16 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements.
If we fail to maintain the value and image of our brand, our sales are likely to decline.
Our success depends on the value and image of our brand. Our name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation or those of our senior personnel were to be tarnished by negative publicity. Any of these events, including the publicity surrounding the suspension of Mr. Charney as our CEO, the pendency and results of the Internal Investigation and the determination made by the Suitability Committee, could result in decreases in sales.
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
We have amended the Capital One Credit Facility from time to time in order to waive certain obligations relating to, among other things, financial ratio covenants, including the third amendment, dated November 14, 2013, the fifth amendment, dated March 25, 2014. As of June 30, 2014, we were in compliance with the financial covenants under the Capital One Credit Facility. There can be no assurance that we will maintain compliance with the Capital One Credit Facility and we may need to make further amendments with the facility to avoid an event of default under the facility.
Under the indenture governing our senior secured notes, a special interest trigger event occurred as of December 31, 2013 because our consolidated total net leverage ratio, as calculated under the indenture, exceeded 4.50 to 1.00. As a result, interest on the senior secured notes now accrues at a rate of 15% annum, with the interest in excess of 13% per annum payable in-kind for any interest payment date prior to April 15, 2018 and in cash for any interest payment date thereafter. The additional 2% per annum of interest accrues retroactively from the issue date of the senior secured notes. Similarly, because of the special interest trigger event, the interest rate on the Lion Loan Agreement also increased from 18% to 20% per annum with the additional 2% payable retroactively from the date of the loan agreement. Interest under the loan agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind. We are currently paying the interest under the Lion Loan Agreement in cash as the terms of our other debt agreements do not currently permit payment in-kind. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General.
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
If we are unable to maintain the listing of our common stock on the NYSE MKT or any other securities exchange, it may be more difficult for you to sell your securities.
Our common stock is currently traded on the NYSE MKT. We are currently in compliance with the continued listing standards of the NYSE MKT, however, in the past we have failed to meet such standards. We are subject to periodic review by NYSE MKT and no assurance can be given that we will continue to meet the listing requirements of NYSE MKT in the future. If for any reason the NYSE MKT should delist our common stock, and we are unable to obtain listing on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•
a determination that the common stock is a "penny stock," if the securities sell for a substantial period of time at a low price per share which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock.

Voting control by our executive officers, directors, lenders and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
In connection with the Support Agreement, five directors resigned from our Board of Directors, effective as of August 2, 2014, and five new directors were appointed to the Board, three of which were designated by Standard General and two of which were appointed by the mutual agreement of Standard General and us.
As of August 1, 2014, Mr. Charney owned approximately 42.8% of our outstanding common stock and Mr. Charney and Standard General collectively controlled the right to vote such common stock. On July 9, 2014, Mr. Charney and Standard General, on behalf of one or more of its funds, entered into a cooperation agreement (the "Cooperation Agreement"), which provides among other things that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that Mr. Charney may vote certain of his shares in favor of his own election to the Board of Directors and may vote all of such shares pursuant to the Investment Voting Agreement (defined below). In addition, according to Mr. Charney's Schedule 13D/A, dated June 25, 2014, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable on or prior to July 15, 2017, to purchase from Mr. Charney shares representing approximately 18.4% of our currently outstanding common stock (consisting of the 27,351,407 shares purchased by Mr. Charney from Standard General using the proceeds of a loan from Standard General and 10% of Mr. Charney’s 47,209,407 original shares which original shares also are pledged as security for such loan, which shares are further referenced in the Cooperation Agreement).
As of August 1, 2014, Lion beneficially owned approximately 14.1% of our outstanding common stock. Mr. Charney and Lion have the right to acquire additional beneficial ownership under certain circumstances. In addition, Mr. Charney and Lion are parties to an investment agreement pursuant to which Lion has the right to designate up to two directors on our Board of Directors and a board observer (or, if we increase our board size to 12, up to three directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants. The investment agreement also restricts us from increasing the size of our Board of Directors to more than 10 directors (or 13 directors in the event we elect to increase the size of our Board of Directors to 12 directors as described above). The two Lion designees on our Board of Directors and Lion's board observer resigned on March 30, 2011. Lion retains its ability to re-designate directors to our Board of Directors and a board observer.
Mr. Charney and Lion also are parties to an investment voting agreement, dated March 13, 2009 (the "Investment Voting Agreement") which provides that, for so long as Lion has the right to designate any person or persons to the Board of Directors, Mr. Charney will vote his shares of common stock in favor of Lion's designees, and Lion will vote its shares of common stock in favor of Mr. Charney and each other designee of Mr. Charney, in each case subject to Mr. Charney maintaining certain minimum ownership thresholds of common stock.
This concentration of share ownership, agreements allowing Standard General and Lion to appoint members to our Board of Directors, and voting agreements between Mr. Charney and Standard General and Mr. Charney and Lion, may adversely affect the trading price for the common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, some or all of our significant stockholders, if they were to act together, would be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquire from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders and may prevent our stockholders from realizing a premium over the current market price for their shares of common stock. Furthermore, our significant stockholders may also have interests that differ from yours and may vote their shares of common stock in a way with which you disagree and which may be adverse to your interests.

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
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and in the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibits	Filing Date/Period End Date

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of American Apparel, Inc. filed with the Secretary of State of the State of Delaware on June 30, 2014.	8-K	3.1	6/30/2014

3.2	Amended and Restated Bylaws of American Apparel, Inc., as amended, effective as of July 31, 2014.	8-K	3.2	8/6/2014

3.3	Amended and Restated Bylaws of American Apparel, Inc., as amended, effective as of June 28, 2014.	8-K	3.2	6/30/2014

4.1	Amendment No.1 to Rights Agreement, dated as of July 9, 2014, by and between American Apparel, Inc. and Continental Stock Transfer & Trust Company as rights agent.	8-K	4.1	7/9/2014

4.2	Rights Agreement, dated as of June 27, 2014, between American Apparel, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, including the form of Certificate of Designations as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	4.1	6/30/2014

10.1	Employment Agreement, effective as of July 14, 2014, between American Apparel, Inc. and John J. Luttrell.	8-K	10.1	7/14/2014

10.2	Nomination, Standstill and Support Agreement, dated as of July 9, 2014, by and among the Company, Standard General L.P., Standard General Master Fund L.P., P Standard General Ltd. and Doc Charney	8-K	10.1	7/9/2014

10.3	Separation Agreement and General Release of All Claims, dated May 16, 2014 by and between Glenn A. Weinman and American Apparel, Inc.	8-K	10.1	5/13/14

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 18, 2014

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ JOHN LUTTRELL	Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer	August 18, 2014
John Luttrell