Form 10-Q
period 2014-09-30
AMERICAN APPAREL, INC
filed 2014-11-10
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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

At November 3, 2014, the Registrant had issued and outstanding 175,799,554 and 174,780,864 shares of its common stock, respectively.

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
Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•
consequences of the suspension and possible termination of our chief executive officer, including the pending internal investigation related thereto, any litigation or regulatory investigations or any impact on our sales or brand, and any future determinations that may be made with respect thereto;

•	ability to hire and/or retain qualified employees, including at the chief executive officer and other executive levels;

•
future financial condition, results of operations, plans and prospects, expectations, goals and strategies for future growth, operating improvements and cost savings, and the timing of any of the foregoing;

•	growth, expansion and acquisition prospects and strategies, the success of such strategies and the benefits we believe can be derived from such strategies;

•	ability to make debt service payments and remain in compliance with financial covenants under financing arrangements and obtain appropriate waivers or amendments with respect to any noncompliance;

•	liquidity and projected cash flows;

•	plans to make continued investments in advertising and marketing;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure, which could exceed expectations;

•	intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	trends in raw material costs and other costs both in the industry, and specific to us;

•	the supply of raw materials and the effects of supply shortages on our financial condition, results of operations, and cash flows;

•	economic and political conditions;

•	overall industry and market performance;

•	operations outside the U.S.;

•	the impact of accounting pronouncements;

•	ability to maintain compliance with the listing requirements of NYSE MKT LLC;

•	ability to improve efficiency and control costs at our production and supply chain facilities; and

•	other assumptions described in this Quarterly Report on Form 10-Q underlying or relating to any forward-looking statements.
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

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	voting control by our executive officers, directors, lenders and other affiliates;

•	ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	ability to effectively carry out and manage our strategy including growth and expansion in the U.S. and internationally;

•	ability to maintain the value and image of our brand and protect our intellectual property rights;

•	general economic conditions, geopolitical events, other regulatory changes, and inflation or deflation;

•	disruptions in the global financial markets;

•	the highly competitive and evolving nature of our business in the U.S. and internationally;

•	risks associated with consumer apparel spending in the U.S.;

•	loss or reduction in sales to wholesale or retail customers or financial nonperformance by our wholesale customers;

•	seasonality and fluctuations in comparable store sales and wholesale net sales and associated margins;

•	ability to improve manufacturing efficiency at our production facilities;

•	ability to pass on the added cost of raw materials and labor to customers;

•	changes in the price of raw materials in the global market and labor costs including increases in minimum wages;

•	ability to effectively manage inventory levels;

•	ability to effectively operate our distribution facility located in La Mirada, California without unanticipated costs;

•	risks that our suppliers or distributors may not timely produce or deliver products;

•	ability to renew leases on economic terms;

•
ability to identify store locations and the availability of store locations at appropriate terms; ability to negotiate new leases effectively; and ability to open new stores and expand internationally;

•	ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•
consequences of our significant indebtedness including our relationship with lenders; ability to comply with debt agreements; ability to generate sufficient cash flow to serve our debt; and the risk of acceleration of borrowings thereunder as a result of noncompliance;

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

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash	$9,389	$8,676
Trade accounts receivable (net of allowances $2,583; $2,229)	26,776	20,701
Prepaid expenses and other current assets	15,534	15,636
Inventories, net	150,960	169,378
Income taxes receivable and prepaid income taxes	679	306
Deferred income taxes, net of valuation allowance	582	599
Total current assets	203,920	215,296
Property and equipment, net	55,291	69,303
Deferred income taxes, net of valuation allowance	2,362	2,426
Other assets, net	45,616	46,727
TOTAL ASSETS	$307,189	$333,752
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$3,891	$3,993
Revolving credit facilities and current portion of long-term debt	27,060	44,042
Accounts payable	33,868	38,290
Accrued expenses and other current liabilities	61,464	50,018
Fair value of warrant liability	14,704	20,954
Income taxes payable	2,365	1,742
Deferred income tax liability, current	1,227	1,241
Current portion of capital lease obligations	2,951	1,709
Total current liabilities	147,530	161,989
Long-term debt (net of unamortized discount $6,148; $5,779)	216,160	213,468
Capital lease obligations, net of current portion	2,708	5,453
Deferred tax liability	521	536
Deferred rent, net of current portion	14,165	18,225
Other long-term liabilities	13,696	11,485
TOTAL LIABILITIES	394,780	411,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share: authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share: authorized 230,000 shares; Issued 175,806; 113,469, Outstanding 174,712; 111,330	18	11
Additional paid-in capital	217,650	185,472
Accumulated other comprehensive loss	(5,823)	(4,306)
Accumulated deficit	(297,279)	(256,424)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(87,591)	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$307,189	$333,752

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$155,869	$164,543	$455,362	$464,839
Cost of sales	73,330	79,903	218,462	223,461
Gross profit	82,539	84,640	236,900	241,378
Selling and distribution expenses	52,640	63,982	159,145	177,235
General and administrative expenses (including related party charges of $155; $181, $537; $625)	38,785	24,918	90,829	80,716
Retail store impairment	1,193	233	1,921	311
Loss from operations	(10,079)	(4,493)	(14,995)	(16,884)
Interest expense	9,858	10,121	29,916	29,555
Foreign currency transaction loss (gain)	616	(449)	748	422
Unrealized (gain) loss on change in fair value of warrants	(1,785)	(12,922)	(6,250)	5,225
(Gain) loss on extinguishment of debt	(171)	0	(171)	32,101
Other (income) expense	(57)	58	(5)	42
Loss before income taxes	(18,540)	(1,301)	(39,233)	(84,229)
Income tax provision	644	212	1,622	1,299
Net loss	$(19,184)	$(1,513)	$(40,855)	$(85,528)

Basic and diluted net loss per-share (a)	$(0.11)	$(0.01)	$(0.27)	$(0.78)
Weighted-average basic and diluted shares outstanding (a)	173,769	110,354	153,354	110,172

Net loss (from above)	$(19,184)	$(1,513)	$(40,855)	$(85,528)
Other comprehensive (loss) income items:
Foreign currency translation	(1,919)	1,445	(1,517)	(785)
Other comprehensive (loss) income, net of tax	(1,919)	1,445	(1,517)	(785)
Comprehensive loss	$(21,103)	$(68)	$(42,372)	$(86,313)
(a) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles ("GAAP")

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$450,079	$465,468
Cash paid to suppliers, employees and others	(427,640)	(466,499)
Income taxes paid	(1,335)	(2,082)
Interest paid	(17,852)	(5,726)
Other	55	35
Net cash provided by (used in) operating activities	3,307	(8,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,675)	(18,907)
Proceeds from sale of fixed assets	52	30
Restricted cash	219	1,594
Net cash used in investing activities	(8,404)	(17,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(102)	2,812
Repayments of expired revolving credit facilities, net	0	(28,513)
(Repayments) borrowings under current revolving credit facilities, net	(16,965)	28,713
Repayments of term loans and notes payable	(57)	(25,463)
Repayment of Lion term loan	0	(144,149)
Issuance of Senior Secured Notes	0	199,820
Payments of debt issuance costs	(2,099)	(11,880)
Net proceeds from issuance of common stock	28,446	0
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(414)	(2,133)
Repayments of capital lease obligations	(1,932)	(773)
Net cash provided by financing activities	6,877	18,434

Effect of foreign exchange rate on cash	(1,067)	(287)
Net increase (decrease) in cash	713	(7,940)
Cash, beginning of period	8,676	12,853
Cash, end of period	$9,389	$4,913

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(40,855)	$(85,528)
Depreciation and amortization of property and equipment, and other assets	19,822	19,155
Retail store impairment	1,921	311
Loss on disposal of property and equipment	48	77
Share-based compensation expense	3,764	8,044
Unrealized (gain) loss on change in fair value of warrants	(6,250)	5,225
Amortization of debt discount and deferred financing costs	1,893	3,717
(Gain) loss on extinguishment of debt	(171)	32,101
Accrued interest paid-in-kind	3,129	6,875
Foreign currency transaction loss	748	422
Allowance for inventory shrinkage and obsolescence	1,719	964
Bad debt expense	635	380
Deferred income taxes	(24)	(26)
Deferred rent	(3,661)	(1,667)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(5,918)	249
Inventories	15,161	1,741
Prepaid expenses and other current assets	2	(4,026)
Other assets	115	(4,274)
Accounts payable	(3,181)	(8,133)
Accrued expenses and other liabilities	14,098	16,394
Income taxes receivable / payable	312	(805)
Net cash provided by (used in) operating activities	$3,307	$(8,804)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$471	$5,270

See accompanying condensed notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(in thousands, except per-share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the "Company") is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2014, the Company operated a total of 245 retail stores in 20 countries including the U.S. and Canada.
The Company Highlights
Recent Developments - On September 29, 2014, the Board of Directors (the "Board") appointed Scott Brubaker as Interim Chief Executive Officer ("CEO") and Hassan Natha as Chief Financial Officer ("CFO"), and John Luttrell resigned as Interim Chief Executive Officer and Chief Financial Officer.
On July 7, 2014, the Company received a notice from Lion Capital LLP ("Lion") asserting an event of default and an acceleration of the maturity of the loans and other outstanding obligations under the loan agreement (the "Lion Loan Agreement") thereunder as a result of the suspension of Dov Charney as CEO of the Company by the Board. On July 14, 2014, Lion issued a notice rescinding the notice of acceleration. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General Group ("Standard General" and such agreement, subsequent to the assignment, the "Standard General Loan Agreement"). Standard General has waived any default under the Standard General Loan Agreement that may have resulted or that might result from Mr. Charney not being the CEO of the Company.
On September 8, 2014, the Company and Standard General entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. See Note 7.
In connection with the Nomination, Standstill and Support Agreement, dated July 9, 2014, (the "Support Agreement") among the Company, Standard General and Mr. Charney, five directors including Mr. Charney resigned the Company's Board, effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and the Company. In addition, a new director was appointed to the Board by Lion on September 15, 2014.
In 2012, German customs audited the import records of the Company’s German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments of $5,409 on the Company’s imports, including interest and penalties, at the September 30, 2014 foreign currency exchange rate (the assessment was issued in Euros). The German customs imposed a substantially higher tariff rate than the original rate that the Company had paid on the imports, more than doubling the amount of the tariff that the Company would have to pay. The assessments of additional retaliatory duty originated from a trade dispute between Europe and the U.S. which had nothing to do with the Company.
Despite the ongoing appeals of the assessment in the German courts and European Commission, the German authorities demanded, and the Company paid $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. The Company recorded the duty portion of $83 in cost of sales and the retaliatory duties, interest and penalties of $5,326 in general and administrative expenses in its consolidated statements of operations.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and intends to vigorously defend its position in the German courts and before the European Commission. At this time, the outcome of the legal proceedings is subject to significant uncertainty and no assurance can be made that this matter will result in a full or partial recovery of this payment.
Liquidity - As of September 30, 2014, the Company had $9,389 in cash, $27,047 outstanding on a $50,000 asset-backed revolving credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") and $20,398 of availability for additional borrowings. On October 15, 2014, the Company paid $13,666 in interest on its senior secured notes.

In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility (the "Fifth Amendment") and waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility are equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditures, and added a minimum adjusted EBITDA covenant. For the three months ended September 30, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and achieve a minimum adjusted EBITDA of $23,406. The Company was in compliance with such covenant at September 30, 2014.
Management's Plan - The Company continues to develop initiatives intended to increase sales, reduce costs, or improve liquidity. Beginning with the fourth quarter of 2013, the Company instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. The Company also limited capital expenditures starting the first quarter of 2014. In addition, the Company continues to drive productivity improvements from its new distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
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
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its 100% owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.
The financial data of the Company included herein is unaudited. The condensed consolidated financial statements do not contain certain information that was included in the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Readers are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as well as other publicly filed documents for more complete descriptions and discussions. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations, and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
All intercompany balances and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had approximately $7,932 and $7,374 held in foreign banks at September 30, 2014 and December 31, 2013, respectively.

Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 17.6% and 14.2% of the Company’s total trade accounts receivable as of September 30, 2014 and December 31, 2013, respectively. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Fair Value Measurements
The financial instruments recorded in the consolidated balance sheets include cash, trade accounts receivable (including credit card receivables), accounts payable, revolving credit facilities, senior secured notes, term loans and warrants. Due to their short-term maturity, the carrying values of cash, trade accounts receivables, and accounts payable approximate their fair market values. In addition, the carrying amount of the revolving credit facility from Capital One approximates its fair value because of the variable market interest rate charged to the Company.
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
Level 3 – Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation. The valuation policies and procedures underlying are determined by the Company's accounting and finance team and are approved by the CFO.
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
As of September 30, 2014, there were no transfers between Levels 1, 2, and 3 of the fair value hierarchy.
Summary of Significant Valuation Techniques
Level 2 Measurements:
Senior secured notes: Estimated based on quoted prices for identical senior secured notes in non-active market.
Level 3 Measurements:
Term loans: Estimated using a projected discounted cash flow analysis based on unobservable inputs including principal and interest payments and discount rate. A yield rate was estimated using yields rates for publicly traded debt instruments of comparable companies with similar features. See Note 8.
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
Accounting Standards Updates
In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
In June 2014, the FASB issued a new standard on accounting for share-based payments. The new standard clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The new standard also clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
In May 2014, the FASB issued a new standard on recognizing revenue in contracts with customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a five-step process to recognize revenue that requires entities to exercise judgment when considering contract terms and relevant facts and circumstances. The new standard also requires expanded disclosures surrounding revenue recognition. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
Other recently issued accounting standards are not expected to have a material effect on the Company's consolidated financial statements.
Note 3. Inventories
The components of inventories are as follows:

	September 30, 2014	December 31, 2013
Raw materials	$20,664	$23,199
Work in process	3,094	2,596
Finished goods	131,676	146,361
	155,434	172,156
Less reserve for inventory shrinkage and obsolescence	(4,474)	(2,778)
Total, net of reserves	$150,960	$169,378
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. For the three and nine months ended September 30, 2014 and 2013, no supplier provided more than 10% of the Company's raw material purchases.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and records lower of cost or market reserves for such identified excess and slow-moving inventories. The Company had a lower of cost or market reserves for excess and slow-moving inventories of $2,004 and $1,951 at September 30, 2014 and December 31, 2013, respectively.
The Company establishes reserves for inventory shrinkage for each of its retail locations and warehouse based on the historical results of physical inventory cycle counts. Inventory shrinkage reserves were $2,470 and $827 as of September 30, 2014 and December 31, 2013, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations. Depreciation and amortization expenses were $6,404 and $6,738 for the three months ended September 30, 2014 and 2013, respectively, and $19,822 and $19,155 for the nine months ended September 30, 2014 and 2013, respectively.
Based on the Company's retail store impairment analysis, it recorded impairment charges of $1,193 and $233 for the three months ended September 30, 2014 and 2013, respectively, and $1,921 and $311 for the nine months ended September 30, 2014 and 2013, respectively.

Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2014	December 31, 2013
Compensation, bonuses and related taxes	$10,452	$11,773
Accrued interest	13,106	6,064
Workers' compensation and other self-insurance reserves (Note 14)	6,472	6,383
Sales, value and property taxes	3,068	3,868
Gift cards and store credits	6,651	7,391
Loss contingencies	3,572	1,177
Deferred revenue	703	1,258
Deferred rent	3,492	3,363
Other	13,948	8,741
Total accrued expenses and other current liabilities	$61,464	$50,018
Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	Lender	Expiration	September 30, 2014	December 31, 2013
Revolving credit facility	Capital One	April 14, 2018	$27,047	$43,526
Revolving credit facility	Bank of Montreal	March 31, 2014	0	443
Current portion of long-term debt			13	73
Total			$27,060	$44,042
The Company incurred interest charges of $9,858 and $10,121 for the three months ended September 30, 2014 and 2013, respectively, and $29,916 and $29,555 for the nine months ended September 30, 2014 and 2013, respectively, for all outstanding borrowings. The interest charges subject to capitalization were not significant for the three and nine months ended September 30, 2014 and 2013.
Revolving Credit Facility - Capital One
In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility which waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility are equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditures and added a minimum adjusted EBITDA covenant. For the three months ended September 30, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and achieve a minimum adjusted EBITDA of $23,406. The Company was in compliance with such covenants at September 30, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some restrictions. It requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Senior Notes Indenture (the "Indenture") or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of September 30, 2014, the Company had $1,280 of outstanding letters of credit secured against the Capital One Credit Facility.
The Company had $27,047 and $43,526 outstanding on a $50,000 asset-backed revolving credit facility with Capital One as of September 30, 2014 and December 31, 2013, respectively. The amount available for additional borrowings on September 30, 2014 was $20,398. The Capital One Credit Facility matures on April 14, 2018 and is subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One that an Applicable High Yield Discount Obligation redemption will be required pursuant to Section 3.01(e) of the Indenture governing the Notes (as defined in Note 7).

Revolving Credit Facility - Bank of Montreal
The Company's 100% owned Canadian subsidiaries had a revolving credit facility with Bank of Montreal. Outstanding amounts under this credit facility were repaid, and the agreement expired on March 31, 2014.
Note 7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Senior Secured Notes due 2020 (a)	$206,857	$203,265
Standard General Loan Agreement (b)	9,034	0
Lion Loan Agreement (c)	0	9,865
Other	282	411
Total long-term debt	216,173	213,541
Current portion of debt	(13)	(73)
Long-term debt, net of current portion	$216,160	$213,468
(a) Includes accrued interest paid in-kind of $6,173 and $3,044 and net of unamortized discount of $5,316 and $5,779 at September 30, 2014 and December 31, 2013, respectively.
(b) Includes accrued interest paid in-kind of $365 and net of unamortized discount of $831 at September 30, 2014.
(c) Includes accrued interest paid in-kind of $365 at December 31, 2013. Assigned to Standard General on July 16, 2014.

Senior Secured Notes due 2020
The Company has outstanding senior secured notes (the "Notes") issued at 97% of the $206,000 par value on April 4, 2013. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. Interest on the Notes, of approximately $13,900 per payment period in 2015, is payable semi-annually, in arrears, on April 15 and October 15. On April 14, 2014 and October 15, 2014, the Company paid $13,390 and $13,666 in interest on the Notes, respectively.
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
As of September 30, 2014, the Company was in compliance with the required covenants of the Indenture.
Standard General Loan Agreement
On July 7, 2014, Lion issued a notice of acceleration to the Company under the Lion Loan Agreement as a result of the Board's decision to suspend Mr. Charney as CEO of the Company. The notice accelerated and declared the amounts outstanding under the Lion Loan Agreement and any accrued interest immediately due and payable. On July 14, 2014, Lion issued a notice rescinding the notice of acceleration. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to Standard General. Standard General has waived any default under the Standard General Loan Agreement that may have resulted or which might result from Mr. Charney not being the CEO of the Company.
On September 8, 2014, the Company entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. The principal amount of the term loan is $9,865. Interest under the loan agreement is payable in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
As a result of the September 8, 2014 amendment, the Company evaluated the change in cash flows and determined that there was a greater than 10% change between the present values of the existing loan and the amended loan causing an extinguishment of debt. The Company recorded the amended loan at its fair value of $9,034 and recorded a gain of $171 on extinguishment of debt. Additionally, the $831 difference between the original principal amount of $9,865 and the fair value of the amended loan of $9,034 was recorded as a discount and will be recognized as interest expense using the effective interest method over the remaining term of the amended loan.
Note 8. Fair Value of Financial Instruments
The Company's financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized (gain) loss on change in fair value of warrants in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note 2.
The following tables present carrying amounts and fair values of the Company's financial instruments as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of September 30, 2014.

		September 30, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$206,857	$224,540
Standard General Loan Agreement	Level 3 Liability	9,865	9,034
Lion Warrant	Level 3 Liability	(a)	14,704
		$216,722	$248,278

		December 31, 2013
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$203,265	$191,065
Lion Loan Agreement	Level 3 Liability	9,865	9,773
Lion Warrant	Level 3 Liability	(a)	20,954
		$213,130	$221,792
(a) No cost is associated with these liabilities (see Note 11).

The following table presents a summary of changes in fair value of the Lion Warrant (Level 3 financial liabilities) which are marked to market on a periodic basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$16,489	$35,388	$20,954	$17,241
Adjustments included in earnings (a)	(1,785)	(12,922)	(6,250)	5,225
Balance at September 30,	$14,704	$22,466	$14,704	$22,466
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains or losses are recorded in unrealized (gain) loss on change in fair value of warrants in the consolidated statements of operations.
At September 30, 2014, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Note 9. Income Taxes
Income taxes for the three and nine months ended September 30, 2014 and 2013 were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred losses from operations for the three and nine months ended September 30, 2014 and 2013. Based upon these results and the recent history of cumulative losses for the prior three years, as well as trends in the Company's performance projected through 2014, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required.
The Internal Revenue Code, Section 382, as amended, imposes annual limitation on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change. The Company performed an analysis determining it was more likely than not that an ownership change had not occurred through December 31, 2013, and accordingly, NOL carryforwards through such date are not subject to an annual Section 382 limitation. On March 31, 2014, the Company completed a public offering of 61,645 shares of its common stock. On June 25, 2014 Standard General entered into an agreement with Mr. Charney to purchase shares of the Company's common stock and then loan Mr. Charney the funds necessary to acquire those shares from Standard General. On June 27, 2014, Standard General sold 27,351 shares of the Company's common stock to Mr. Charney. As of September 30, 2014, the Company has not completed an analysis whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its NOLs and other tax carryforwards.
The Internal Revenue Service completed its audit on the Company's tax year 2011, and there was no assessment. Tax years that remain subject to audits by the Internal Revenue Service are 2012 through 2013. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years 2008 through 2013.
Note 10. Related Party Transactions
Personal Guarantees by Mr. Charney
As of September 30, 2014, Mr. Charney personally guaranteed the Company's obligations under three property leases aggregating $9,447 in obligations and with three vendors aggregating $1,970 in obligations.
Lease Agreement Between the Company and a Related Party
The Company has an operating lease expiring in November 2016 for its knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer ("CMO"). Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC while the CMO holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $155 for both the three months ended September 30, 2014 and 2013, and $466 and $465 for the nine months ended September 30, 2014 and 2013, respectively.

Payments to Morris Charney
Morris Charney ("Mr. M. Charney") is Mr. Charney's father and served as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. until June 28, 2014. Day to day operations of these two Canadian subsidiaries are handled by their management and employees, none of whom performs any policy making functions for the Company. The Company's management sets the policies for American Apparel, Inc. and its subsidiaries as a whole. Mr. M. Charney did not perform any policy making functions for the Company or any of its subsidiaries. Instead, Mr. M. Charney only provided architectural consulting services primarily for stores located in Canada. Mr. M. Charney was paid architectural consulting and director fees amounting to $0 and $26 for the three months ended September 30, 2014 and 2013, respectively, and $71 and $160 for the nine months ended September 30, 2014 and 2013, respectively.
Agreements between Mr. Charney and Standard General
As of September 30, 2014, Mr. Charney owned approximately 42.7% of the Company's outstanding common stock. Mr. Charney and Standard General collectively controlled the right to vote such common stock.
On June 25, 2014, Mr. Charney entered into a letter agreement with Standard General in which, if Standard General was able to acquire at least 10% of the Company's outstanding shares, Standard General would loan Mr. Charney the funds needed for him to purchase those acquired shares from Standard General (the "SG-Charney Loan"). Between June 26, 2014 and June 27, 2014, Standard General acquired 27,351 of the Company's outstanding shares, and Mr. Charney purchased those shares at a price of $0.715 per share using the proceeds from the SG-Charney Loan. According to Mr. Charney's Schedule 13D/A, dated June 25, 2014, the loan bears interest at 10% per annum, payable in-kind and matures on July 15, 2019, with no prepayment penalty. The loan is collateralized by the newly acquired shares as well as by Mr. Charney's original shares of the Company's outstanding common stock.
On July 9, 2014, Mr. Charney and Standard General entered into a cooperation agreement, which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement dated March 13, 2009 between Mr. Charney and Lion. In addition, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable, on or prior to July 15, 2017, to purchase from Mr. Charney 32,072 shares (consisting of the 27,351 shares purchased by using the proceeds from the SG-Charney Loan and 10% of Mr. Charney’s 47,209 original shares).
Loan and Warrants held by Lion
See Note 7 for a description of the loan made by Lion to the Company (and assigned to Standard General on July 16, 2014) and Note 11 for a description of warrants issued by the Company to Lion.
Note 11. Stockholders' Deficit
Public Offering
On March 31, 2014, the Company completed a public offering of approximately 61,645 shares of its common stock at $0.50 per share for net proceeds of $28,446.
Common Stock Warrants
As a result of the public offering in March 2014, Lion received the right to purchase an additional 2,905 shares of the Company's common stock, and the exercise price of all of Lion held warrants (the "Lion Warrants") was adjusted from $0.75 per share to $0.66 per share. Such adjustments were required by the terms of the existing Lion Warrants. As of September 30, 2014, Lion held warrants to purchase 24,511 shares of the Company's common stock, with an exercise price of $0.66 per share. These warrants will expire on February 18, 2022.
The Lion Warrants, as amended, contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrants, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges.
As of September 30, 2014, the fair value of the 24,511 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $14,704 and was recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $0.82, exercise price of $0.66, volatility of 71.69%, annual risk free interest rate of 2.27%, a contractual remaining term of 7.5 years and no dividends.

The following table presents a summary of common stock warrants activity as of September 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding - January 1, 2014	21,606	$0.75	8.2
Issued (a)	24,511	$0.66	8.0
Forfeited (a)	(21,606)	$0.75	0.0
Expired	0	$0.00	0.0
Outstanding - September 30, 2014	24,511	$0.66	7.5
Fair value - September 30, 2014	$14,704
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
The Company had common stock under various options, warrants and other agreements at September 30, 2014 and December 31, 2013. The weighted-average effects of approximately 40,000 and 54,000 shares at September 30, 2014 and 2013, respectively, were excluded from the calculation of net loss per share for both three and nine months ended September 30, 2014 and 2013 because their effect would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding for the nine months ended September 30 are as follows:

	2014	2013
SOF warrants	0	1,000
Lion warrants	24,511	21,606
Shares issuable to Mr. Charney based on market conditions (a)	13,611	20,416
Contingent shares issuable to Mr. Charney based on market conditions (b)	0	2,112
Contingent shares issuable to Mr. Charney based on performance conditions (c)	0	5,000
Employee options and restricted shares	1,505	3,449
	39,627	53,583
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which 6,805 expired unexercised on April 15, 2014.
(b) Pursuant to the March 24, 2011 conversion of debt to equity, which expired unexercised on March 24, 2014.
(c) Pursuant to Mr. Charney's employment agreement commenced April 1, 2012, of which 5,000 expired unexercised on December 31, 2013. (Note 12).
Note 12. Share-Based Compensation
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any one participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of September 30, 2014, there were approximately 12,724 shares available for future grants under the 2011 Plan.

Restricted Share Awards - The following table presents a summary of the restricted share awards activity as of September 30, 2014:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2014	1,850	$1.46	0.9
Granted	988	$0.72
Vested	(1,737)	$1.00
Forfeited	(296)	$1.64
Non-vested - September 30, 2014	805	$1.46	0.2
Vesting of the restricted share awards to employees are generally either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table presents a summary of the stock option activity as of September 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2014	700	$0.82	7.8
Granted	0
Forfeited	0
Expired	0
Outstanding - September 30, 2014	700	$0.82	7.0	$3.5
Vested - September 30, 2014	700	$0.82	7.0	$3.5
Non-vested - September 30, 2014	0	$0.00
Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $1,106 and $1,228 for the three months ended September 30, 2014 and 2013, respectively, and $3,764 and $8,044 for the nine months ended September 30, 2014 and 2013, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of September 30, 2014, unrecorded compensation cost related to non-vested awards was $1,162, which is expected to be recognized through 2017.
Mr. Charney Anti-Dilution Rights - The Company recorded share-based compensation expense (included in the above) associated with Mr. Charney's certain anti-dilution rights of $268 and $1,628 for the three months ended September 30, 2014 and 2013, respectively, and $1,644 and $5,770 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, unrecorded compensation cost related to non-vested awards was $340, which is expected to be recognized through 2015. On April 15, 2014, the last day of the first measurement period, the Company determined that the vesting requirements for such period were not met, and as a result, 6,805 of the 20,416 anti-dilution rights expired unexercised.
Mr. Charney Performance-Based Award - Effective April 1, 2012, the Company provided Mr. Charney the rights to 7,500 shares of the Company's stock which were issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2012, 2013 and 2014. The fair value of the award was based on the grant-date share price of $0.75 per share. For 2012, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares, but did not achieve the target EBITDA for 2013. For 2014, the achievement of the performance condition was no longer considered probable, and previously recognized compensation costs were reversed during 2013. As of September 30, 2014, there was no unrecorded compensation cost related to this EBITDA award. The Company recorded share-based compensation expense of $0 and benefit of $1,015 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $235 for the nine months ended September 30, 2014 and 2013, respectively.

Non-Employee Directors - On January 2, April 1, and July 1, 2014, the Company issued a quarterly stock grant to each director for services performed of approximately 8, 20, and 11 shares based on grant date fair values of $1.21, $0.50, and $0.87 per share, respectively.
In connection with the Support Agreement, four non-employee directors resigned from the Company's Board, and six new directors were appointed to the Board. On September 15, 2014, each of the four resigned non-employee directors received a pro-rated quarterly stock grant of approximately 4 shares based on grant date fair value of $0.88 per share. On October 1, 2014, the Company issued quarterly stock grants ranging from approximately 4 to 16 shares based on the grant date fair value of $0.81 per share.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases that expire at various dates through November 2024. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease that expires on July 31, 2019. The rent expenses (including real estate taxes and common area maintenance costs) were $18,271 and $19,790 for the three months ended September 30, 2014 and 2013, respectively, and $55,611 and $59,154 for the nine months ended September 30, 2014 and 2013, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and general and administrative expenses in the consolidated statements of operations.
Customs and Duties
In 2012, German customs audited the import records of the Company’s German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments of $5,409 on the Company’s imports, including interest and penalties, at the September 30, 2014 foreign currency exchange rate (the assessment was issued in Euros). The German customs imposed a substantially higher tariff rate than the original rate that the Company had paid on the imports, more than doubling the amount of the tariff that the Company would have to pay. The assessments of additional retaliatory duty originated from a trade dispute between Europe and the U.S. which had nothing to do with the Company.
Despite the ongoing appeals of the assessment in the German courts and European Commission, the German authorities demanded, and the Company paid $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. The Company recorded the duty portion of $83 in cost of sales and the retaliatory duties, interest and penalties of $5,326 in general and administrative expenses in its consolidated statements of operations. Additionally, the Company is subject to, and has recorded charges related to, customs settlements and contingencies in other jurisdictions.
The Company believes that it has valid arguments to challenge the merit of the German customs assessment and intends to vigorously defend its position in the German courts and before the European Commission. At this time, the outcome of the legal proceedings is subject to significant uncertainty and no assurance can be made that this matter will result in a full or partial recovery of this payment.
Mr. Charney Investigation
In connection with the June 18, 2014 suspension of the Company's CEO, Mr. Charney, a committee of the Board is charged with investigating potential misconduct by Mr. Charney. As the investigation is ongoing, no assurance can be made regarding the outcome of the investigation.
OSHA Settlement
In 2011, an industrial accident at the Company's facility in Orange County, California resulted in the fatality of a Company's employee. In accordance with law, a mandatory criminal investigation was initiated. In early August 2014, the Company and the Orange County district attorney's office began to negotiate a resolution of potential claims related to the accident, and the Company accrued $1,000 in costs representing its best estimate of the cost to settle this matter. On August 19, 2014, a settlement of all claims related to the criminal investigation, pursuant to which the Company paid $1,000, was approved by the California Superior Court in Orange County.
Real Estate Matter
The landlord for the Company's headquarters and manufacturing facility in Los Angeles, California has identified certain alleged breaches under its lease. The Company is currently engaging with the landlord to resolve this dispute. Should the Company fail to resolve this matter on acceptable terms, they could result in material liability.
Advertising
The Company had approximately $980 in open advertising commitments at September 30, 2014, which were primarily allocated among print advertisements in newspapers or magazines and outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2014 and the first half of 2015.

Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability primarily relates to litigation that arises from store operations. Self-insurance reserves include estimates of filed claims carried at their expected ultimate settlement value and claims incurred but not yet reported.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect ultimate claim costs significantly differ from its estimates, self-insurance reserves could be affected if actual developed claims considerably fluctuate from the historical trends and the assumptions applied.
The Company's estimated claims are discounted using a rate of 1.54% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $19,619 and $15,809 as of September 30, 2014 and December 31, 2013, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit of $500 and $450 with insurance companies being the beneficiaries as of September 30, 2014 and December 31, 2013, respectively, and cash deposits of $16,124 in favor of insurance company beneficiaries as of both September 30, 2014 and December 31, 2013. At September 30, 2014, the Company recorded a total reserve of $18,792, of which $5,086 is included in accrued expenses and $13,706 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2013, the Company recorded a total reserve of $15,356, of which $3,871 is included in accrued expenses and $11,485 is included in other long-term liabilities on the consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserve of $1,386 and $2,512 was included in accrued expenses in the consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of sales of undecorated apparel products to distributors and third party screen printers in the U.S. as well as its online consumer sales in the U.S. The U.S. Retail segment consists of the Company's retail operations in the U.S., which comprised 138 retail stores as of September 30, 2014. The Canada segment includes wholesale, retail and online consumer operations in Canada. As of September 30, 2014, the retail operations in the Canada segment comprised 31 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of September 30, 2014, the retail operations in the International segment comprised 76 retail stores operating in 18 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
The Company evaluates the performance of its operating segments primarily based on net sales and operating income or loss from operations. Operating income or loss for each segment does not include unallocated corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses.

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$41,179	$0	$2,699	$3,007	$46,885
Retail net sales	0	50,277	9,957	35,588	95,822
Online consumer net sales	8,797	0	558	3,807	13,162
Total net sales to external customers	49,976	50,277	13,214	42,402	155,869
Gross profit	13,761	32,722	7,343	28,713	82,539
Income (loss) from segment operations	7,178	2,235	1,316	(937)	9,792
Depreciation and amortization	2,132	2,807	414	1,051	6,404
Capital expenditures	(24)	1,024	160	428	1,588
Retail store impairment	0	581	114	498	1,193
Deferred rent benefit	(15)	(284)	(56)	(165)	(520)

	Three Months Ended September 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$41,232	$0	$3,044	$1,725	$46,001
Retail net sales	0	54,303	11,321	39,278	104,902
Online consumer net sales	9,129	0	668	3,843	13,640
Total net sales to external customers	50,361	54,303	15,033	44,846	164,543
Gross profit	13,390	34,755	8,477	28,018	84,640
Income (loss) from segment operations	1,407	(317)	1,091	2,987	5,168
Depreciation and amortization	1,934	3,172	507	1,125	6,738
Capital expenditures	1,360	2,387	540	983	5,270
Retail store impairment	0	0	145	88	233
Deferred rent expense (benefit)	5	(338)	(66)	(148)	(547)

	Nine Months Ended September 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$128,361	$0	$7,434	$7,007	$142,802
Retail net sales	0	141,712	27,137	100,800	269,649
Online consumer net sales	28,606	0	2,120	12,185	42,911
Total net sales to external customers	156,967	141,712	36,691	119,992	455,362
Gross profit	47,122	91,521	20,003	78,254	236,900
Income (loss) from segment operations	26,045	(560)	1,912	1,714	29,111
Depreciation and amortization	6,497	8,972	1,269	3,084	19,822
Capital expenditures	2,133	3,496	353	2,693	8,675
Retail store impairment	0	696	114	1,111	1,921
Deferred rent benefit	(415)	(2,636)	(155)	(455)	(3,661)

	Nine Months Ended September 30, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$119,159	$0	$9,236	$6,297	$134,692
Retail net sales	0	149,811	31,664	105,629	287,104
Online consumer net sales	28,365	0	1,942	12,736	43,043
Total net sales to external customers	147,524	149,811	42,842	124,662	464,839
Gross profit	40,359	97,248	25,244	78,527	241,378
Income (loss) from segment operations	12,887	(2,239)	1,592	6,291	18,531
Depreciation and amortization	5,327	9,231	1,388	3,209	19,155
Capital expenditures	5,847	9,377	970	2,713	18,907
Retail store impairment	0	78	145	88	311
Deferred rent expense (benefit)	43	(1,114)	(279)	(317)	(1,667)
Reconciliation of reportable segments combined income from operations for the three and nine months ended September 30, 2014 and 2013 to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated income from operations of reportable segments	$9,792	$5,168	$29,111	$18,531
Unallocated corporate expenses	(19,871)	(9,661)	(44,106)	(35,415)
Interest expense	(9,858)	(10,121)	(29,916)	(29,555)
Foreign currency transaction (loss) gain	(616)	449	(748)	(422)
Unrealized gain (loss) on change in fair value of warrants	1,785	12,922	6,250	(5,225)
Gain (loss) on extinguishment of debt	171	0	171	(32,101)
Other income (expense)	57	(58)	5	(42)
Consolidated loss before income taxes	$(18,540)	$(1,301)	$(39,233)	$(84,229)

Net sales by geographic location of customers for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$100,253	$104,664	$298,679	$297,335
Europe (excluding the United Kingdom)	17,440	19,065	50,105	51,996
Canada	13,214	15,033	36,691	42,842
United Kingdom	11,158	11,552	31,527	31,735
South Korea	4,287	2,987	9,867	8,093
Japan	3,203	4,977	10,266	14,421
Australia	2,306	2,367	6,891	7,575
China	2,262	1,950	6,002	5,526
Other foreign countries	1,746	1,948	5,334	5,316
Total consolidated net sales	$155,869	$164,543	$455,362	$464,839
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
Wage and Hour Actions
In April 2014, the five former employees' wage and hour cases including Guillermo Ruiz, Antonio Partida, Emily Truong, Jessica Heupel, and Anthony Heupel were settled on an aggregate and class-wide basis for $850, and a final approval was granted by the presiding arbitrator. On September 12, 2014, the court granted final approval of the settlement. The Company did not have insurance coverage for this matter.
Shareholder Derivative Actions
In 2010, two shareholder derivative lawsuits were filed in the United States District Court for the Central District of California (the "Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the "Federal Derivative Action"). Plaintiffs in the Federal Derivative Action alleged a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company filed a motion to dismiss the Federal Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the Plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
Four shareholder derivative lawsuits were filed in fall of 2010 in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). Three of the matters comprising the State Derivative Action alleged causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an

Immigration and Customs Enforcement inspection. The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations. On April 12, 2011, the Superior Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that, among other reasons, the case is duplicative of the Federal Derivative Action, as well as the Federal Securities Action (see below).
Both the Federal Derivative Action and State Derivative Actions are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
In July 2014, two shareholder derivative lawsuits were filed in the Court and alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The lawsuits primarily seek to recover damages and reform corporate governance and internal procedures. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects the fact that the lawsuits are maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. These shareholder derivative lawsuits are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should the above matters (i.e., the Federal Derivative Action or the State Derivative Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds which fall outside the scope of the Company's Directors and Officers Liability insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition, results of operations, or cash flows.
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
Employment Matters
The Company has previously disclosed arbitrations filed by the Company on or about February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Mr. Charney and certain members of the Board of Directors asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims. The Company has settled or obtained a dismissal of all but one of these claims and believes that its aggregate liability for the settlements, net of insurance, will be less than $1,300. Discovery has commenced in the remaining arbitration.
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
The following presents the Parent's consolidating balance sheets as of September 30, 2014 and December 31, 2013 and its consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013, consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statement.

Condensed Consolidating Balance Sheets
September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,076	$8,313	$0	$9,389
Trade accounts receivable, net	0	21,346	5,430	0	26,776
Intercompany accounts receivable, net	256,164	(240,669)	(15,495)	0	0
Inventories, net	0	117,144	33,746	70	150,960
Other current assets	376	12,429	3,990	0	16,795
Total current assets	256,540	(88,674)	35,984	70	203,920
Property and equipment, net	0	42,732	12,559	0	55,291
Investments in subsidiaries	(105,031)	17,396	0	87,635	0
Other assets, net	9,251	28,760	9,967	0	47,978
TOTAL ASSETS	$160,760	$214	$58,510	$87,705	$307,189
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$27,047	$13	$0	$27,060
Accounts payable	0	30,951	2,917	0	33,868
Accrued expenses and other current liabilities	17,756	30,455	13,253	0	61,464
Fair value of warrant liability	14,704	0	0	0	14,704
Other current liabilities	0	8,190	2,244	0	10,434
Total current liabilities	32,460	96,643	18,427	0	147,530
Long-term debt, net	215,891	0	269	0	216,160
Other long-term liabilities	0	26,037	5,053	0	31,090
TOTAL LIABILITIES	248,351	122,680	23,749	0	394,780
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	492	(592)	18
Additional paid-in capital	217,650	6,726	7,869	(14,595)	217,650
Accumulated other comprehensive (loss) income	(5,823)	(1,682)	(2,559)	4,241	(5,823)
(Accumulated deficit) retained earnings	(297,279)	(127,610)	28,959	98,651	(297,279)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(87,591)	(122,466)	34,761	87,705	(87,591)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$160,760	$214	$58,510	$87,705	$307,189

Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$512	$8,164	$0	$8,676
Trade accounts receivable, net	0	15,109	5,592	0	20,701
Intercompany accounts receivable, net	247,414	(224,181)	(23,233)	0	0
Inventories, net	0	129,716	39,736	(74)	169,378
Other current assets	97	10,442	6,002	0	16,541
Total current assets	247,511	(68,402)	36,261	(74)	215,296
Property and equipment, net	0	53,424	15,879	0	69,303
Investments in subsidiaries	(94,161)	18,158	0	76,003	0
Other assets, net	9,282	27,934	11,937	0	49,153
TOTAL ASSETS	$162,632	$31,114	$64,077	$75,929	$333,752
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$43,586	$456	$0	$44,042
Accounts payable	0	34,738	3,552	0	38,290
Accrued expenses and other current liabilities	5,952	28,344	15,722	0	50,018
Fair value of warrant liability	20,954	0	0	0	20,954
Other current liabilities	0	6,830	1,855	0	8,685
Total current liabilities	26,906	113,498	21,585	0	161,989
Long-term debt, net	213,130	47	291	0	213,468
Other long-term liabilities	0	29,711	5,988	0	35,699
TOTAL LIABILITIES	240,036	143,256	27,864	0	411,156
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,472	6,726	7,685	(14,411)	185,472
Accumulated other comprehensive (loss) income	(4,306)	(543)	(671)	1,214	(4,306)
(Accumulated deficit) retained earnings	(256,424)	(118,425)	28,707	89,718	(256,424)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(77,404)	(112,142)	36,213	75,929	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$162,632	$31,114	$64,077	$75,929	$333,752

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$110,401	$55,621	$(10,153)	$155,869
Cost of sales	0	67,669	15,550	(9,889)	73,330
Gross profit	0	42,732	40,071	(264)	82,539
Selling and distribution expenses	0	30,202	22,438	0	52,640
General and administrative expenses	10,101	12,274	16,401	9	38,785
Retail store impairment	0	580	613	0	1,193
(Loss) income from operations	(10,101)	(324)	619	(273)	(10,079)
Interest expense and other expense	7,236	1,220	5	0	8,461
Equity in loss (earnings) of subsidiaries	1,847	53	0	(1,900)	0
(Loss) income before income taxes	(19,184)	(1,597)	614	1,627	(18,540)
Income tax provision	0	109	535	0	644
Net (loss) income	$(19,184)	$(1,706)	$79	$1,627	$(19,184)
Other comprehensive (loss) income, net of tax	(1,919)	(1,479)	(2,269)	3,748	(1,919)
Comprehensive (loss) income	$(21,103)	$(3,185)	$(2,190)	$5,375	$(21,103)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$121,352	$60,015	$(16,824)	$164,543
Cost of sales	0	71,878	24,876	(16,851)	79,903
Gross profit	0	49,474	35,139	27	84,640
Selling and distribution expenses	0	39,747	24,235	0	63,982
General and administrative expenses	(195)	14,959	10,140	14	24,918
Retail store impairment	0	0	233	0	233
Income (loss) from operations	195	(5,232)	531	13	(4,493)
Interest expense and other expense	(3,521)	169	160	0	(3,192)
Equity in loss (earnings) of subsidiaries	5,229	(833)	0	(4,396)	0
(Loss) income before income taxes	(1,513)	(4,568)	371	4,409	(1,301)
Income tax provisions	0	0	212	0	212
Net (loss) income	$(1,513)	$(4,568)	$159	$4,409	$(1,513)
Other comprehensive income (loss), net of tax	1,445	1,066	1,411	(2,477)	1,445
Comprehensive (loss) income	$(68)	$(3,502)	$1,570	$1,932	$(68)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$333,156	$156,683	$(34,477)	$455,362
Cost of sales	0	199,593	53,131	(34,262)	218,462
Gross profit	0	133,563	103,552	(215)	236,900
Selling and distribution expenses	0	91,851	67,294	0	159,145
General and administrative expenses	10,986	46,476	33,367	0	90,829
Retail store impairment	0	695	1,226	0	1,921
(Loss) income from operations	(10,986)	(5,459)	1,665	(215)	(14,995)
Interest expense and other expense	20,518	3,774	(54)	0	24,238
Equity in loss (earnings) of subsidiaries	9,351	(200)	0	(9,151)	0
(Loss) income before income taxes	(40,855)	(9,033)	1,719	8,936	(39,233)
Income tax provision	0	154	1,468	0	1,622
Net (loss) income	$(40,855)	$(9,187)	$251	$8,936	$(40,855)
Other comprehensive (loss) income, net of tax	(1,517)	(1,139)	(1,888)	3,027	(1,517)
Comprehensive (loss) income	$(42,372)	$(10,326)	$(1,637)	$11,963	$(42,372)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$335,104	$169,000	$(39,265)	$464,839
Cost of sales	0	200,155	63,680	(40,374)	223,461
Gross profit	0	134,949	105,320	1,109	241,378
Selling and distribution expenses	0	105,488	71,747	0	177,235
General and administrative expenses	311	50,638	29,757	10	80,716
Retail store impairment	0	78	233	0	311
(Loss) income from operations	(311)	(21,255)	3,583	1,099	(16,884)
Interest expense and other expense	56,764	10,195	386	0	67,345
Equity in loss (earnings) of subsidiaries	28,453	(2,424)	0	(26,029)	0
(Loss) income before income taxes	(85,528)	(29,026)	3,197	27,128	(84,229)
Income tax (benefit) provisions	0	(43)	1,342	0	1,299
Net (loss) income	$(85,528)	$(28,983)	$1,855	$27,128	$(85,528)
Other comprehensive (loss) income, net of tax	(785)	(282)	(847)	1,129	(785)
Comprehensive (loss) income	$(86,313)	$(29,265)	$1,008	$28,257	$(86,313)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$9,600	$(18,005)	$11,712	$0	$3,307
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(5,629)	(3,046)	0	(8,675)
Proceeds from sale of fixed assets	0	0	52	0	52
Restricted cash	0	0	219	0	219
Net cash used in investing activities	0	(5,629)	(2,775)	0	(8,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(102)	0	0	(102)
Repayments under revolving credit facilities, net	0	(16,532)	(433)	0	(16,965)
Repayments of term loans and notes payable	0	(47)	(10)	0	(57)
Payments of debt issuance costs	(1,745)	(354)	0	0	(2,099)
Net proceeds from issuance of common stock	28,446	0	0	0	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(414)	0	0	0	(414)
Repayments of capital lease obligations	0	(1,885)	(47)	0	(1,932)
Advances to/from affiliates	(35,887)	43,118	(7,231)	0	0
Net cash (used in) provided by financing activities	(9,600)	24,198	(7,721)	0	6,877
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,067)	0	(1,067)
NET INCREASE IN CASH	0	564	149	0	713
Cash, beginning of period	0	512	8,164	0	8,676
Cash, end of period	$0	$1,076	$8,313	$0	$9,389

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$217	$254	$0	$471

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$977	$(25,732)	$15,951	$0	$(8,804)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(15,223)	(3,684)	0	(18,907)
Proceeds from sale of fixed assets	0	(14)	44	0	30
Restricted cash	0	3,265	(1,671)	0	1,594
Net cash used in investing activities	0	(11,972)	(5,311)	0	(17,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	2,812	0	0	2,812
Repayments of expired revolving credit facilities, net	0	(28,513)	0	0	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	0	32,878	(4,165)	0	28,713
Borrowings (repayments) of term loans and notes payable	4,500	(29,953)	(10)	0	(25,463)
Repayment of Lion term loan	(144,149)	0	0	0	(144,149)
Issuance of Senior Secured Notes	199,820	0	0	0	199,820
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(2,133)	0	0	0	(2,133)
Payments of debt issuance costs	(11,237)	(643)	0	0	(11,880)
Repayments of capital lease obligations	0	(739)	(34)	0	(773)
Advances to/from affiliates	(47,778)	58,601	(10,823)	0	0
Net cash (used in) provided by financing activities	(977)	34,443	(15,032)	0	18,434
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(287)	0	(287)
NET DECREASE IN CASH	0	(3,261)	(4,679)	0	(7,940)
Cash, beginning of period	0	3,796	9,057	0	12,853
Cash, end of period	$0	$535	$4,378	$0	$4,913

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$4,682	$588	$0	$5,270

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
OVERVIEW
General
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of September 30, 2014, we had approximately 10,000 employees and operated 245 retail stores in 20 countries: the U.S., Canada, the U.K., Australia, Austria, Belgium, Brazil, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, Netherlands, South Korea, Spain, Sweden, and Switzerland. We also operate a global e-commerce site that serves over 60 countries worldwide at www.americanapparel.com. In addition, we operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and the imprintable industry.
We conduct our primary apparel manufacturing operations out of an 800,000 square-foot facility in the warehouse district of downtown Los Angeles, California. The following table presents non-retail facilities located in the U.S.

Location	Purpose
Los Angeles, California	Headquarters, wholesale and web sales operations, hosiery knitting, cutting and sewing of garments and warehousing
Los Angeles, California	Fabric knitting
Hawthorne, California	Fabric dyeing and finishing
South Gate, California	Cutting and sewing of garments, garment dyeing and finishing
Garden Grove, California	Fabric knitting, fabric dyeing and finishing, cutting and sewing of garments
La Mirada, California	Distribution Center
Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and changing fashion trends and to closely monitor product quality. Our products are noted for quality and fit, and together with our distinctive branding, these attributes have differentiated our products in the marketplace. "American Apparel®" is a registered trademark of American Apparel (USA) LLC.
We experience seasonality in our operations; sales during the third and fourth fiscal quarters have generally been the highest while sales during the first fiscal quarter have been the lowest. This reflects the combined impact of the seasonality of our wholesale and retail channels. Generally, our retail segment has not experienced the same pronounced sales seasonality as other retailers.
The following table presents, by segment, the change in retail store count during the three and nine months ended September 30, 2014 and 2013.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2014
Open at June 30, 2014	137	31	79	247
Opened	1	0	0	1
Closed	0	0	(3)	(3)
Open at September 30, 2014	138	31	76	245

Three Months Ended September 30, 2013
Open at June 30, 2013	138	33	74	245
Opened	2	0	0	2
Closed	0	0	0	0
Open at September 30, 2013	140	33	74	247

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2014
Open at December 31, 2013	139	32	77	248
Opened	3	0	3	6
Closed	(4)	(1)	(4)	(9)
Open at September 30, 2014	138	31	76	245

Nine Months Ended September 30, 2013
Open at December 31, 2012	140	35	76	251
Opened	3	0	2	5
Closed	(3)	(2)	(4)	(9)
Open at September 30, 2013	140	33	74	247
B. Comparable Store Sales
The table below shows the changes in comparable store sales for our retail and online stores during the three and nine months ended September 30, 2014 and 2013, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations during the three and nine months ended September 30, 2014 and 2013 by using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comparable store sales	(7)%	2%	(6)%	5%
Number of stores in comparison	230	237	233	237

C. Executive Summary
Recent Developments
On September 29, 2014, the Board appointed Scott Brubaker as CEO and Hassan Natha as CFO, and John Luttrell resigned as Interim CEO and CFO.
On July 7, 2014, we received a notice from Lion asserting an event of default and an acceleration of the maturity of the loans and other outstanding obligations under the Lion Loan Agreement as a result of the suspension of Mr. Charney, former CEO, by the Board. On July 14, 2014, Lion issued a notice rescinding the notice of acceleration. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to Standard General (the "Standard General Loan Agreement"). Standard General has waived any default under the Standard General Loan Agreement that may have resulted or which might result from Mr. Charney not being the CEO of American Apparel.
On September 8, 2014, we entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO would constitute an event of default.
In connection with the Support Agreement with Standard General and Mr. Charney dated July 9, 2014, five directors including Mr. Charney resigned from the Board, effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and us. On September 15, 2014, a new director was appointed to the Board by Lion.
In 2012, German customs audited the import records of our German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments of $5,570 on our imports, including interest and penalties, at the September 30, 2014 foreign currency exchange rate (the assessment was issued in Euros). The German customs imposed a substantially higher tariff rate than the original rate that we had paid on the imports, more than doubling the amount of the tariff that we would have to pay. The assessments of additional retaliatory duty originated from a trade dispute between Europe and the US which had nothing to do with us.
Despite the ongoing appeals of the assessment in the German courts and European Commission, the German authorities demanded, and we paid $4,678 in the third quarter of 2014 and the final balance of $245 in the fourth quarter of 2014. We recorded the duty portion of $83 in cost of sales and the retaliatory duties, interest and penalties of $5,487 in general and administrative expenses in our consolidated statements of operations.
We believe that we have valid arguments to challenge the merit of the German customs assessment and intend to vigorously defend our position in the German courts and before the European Commission. At this time, the outcome of the legal proceedings is subject to significant uncertainty and no assurance can be made that this matter will result in a full or partial recovery of this payment.
Results of Operations
Net sales for the nine months ended September 30, 2014 decreased $9,477, or 2.0%, from the corresponding period in 2013 due to lower sales at our U.S. Retail, Canada and International segments, partly offset by an increase in the U.S. Wholesale segment.
U.S. Wholesale net sales for the nine months ended September 30, 2014, excluding online consumer net sales, increased by $9,202, or 7.7%, from the corresponding period in 2013 mainly due to initial stock orders from a significant new distributor that was added during the second quarter of 2014. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third party screen printers. Online consumer net sales for the nine months ended September 30, 2014 was flat as compared to the corresponding period in 2013. We continue our focus on targeted online advertising and promotional efforts.
U.S. Retail net sales for the nine months ended September 30, 2014 decreased $8,099, or 5.4%, from the corresponding period in 2013 mainly due to a decrease in comparable store sales as a result of the unseasonably cool temperatures across the country during the first quarter of 2014 and lower foot traffic.
Canada net sales for the nine months ended September 30, 2014 decreased $6,151, or 14.4%, from the corresponding period in 2013 due to approximately $3,600 in lower sales, primarily in the retail and wholesale channels, and the unfavorable impact of foreign currency exchange rate changes of approximately $2,500.
International net sales for the nine months ended September 30, 2013 decreased $4,670, or 3.7%, from the corresponding period in 2013 due to approximately $8,000 lower sales in all three sales channels and the favorable impact of foreign currency exchange rate changes of approximately $3,300.
Gross profits as a percentage of sales were 52.0% and 51.9% for the nine months ended September 30, 2014 and 2013, respectively. Excluding the effects of the unusual and non-recurring events described below, gross profit as a percentage of net sales for the nine months ended September 30, 2014 decreased slightly to 52.2% from 52.4%. The decrease was due to higher sales discounts at our retail store operations, offset by a reduction in freight costs associated with the completion of our transition to La Mirada distribution center in late 2013.
Operating expenses include selling and distribution and general and administrative expenses. Operating expenses for the nine months ended September 30, 2014 decreased $7,977, or 3.1%, from the corresponding period in 2013, and were 54.9% and 55.5% of total net sales, respectively. Excluding the effects of the unusual and non-recurring events discussed below, operating expenses as a percentage of total net sales were 50.9% and 53.5% for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to lower payroll from our cost reduction efforts and reduced expenditures on advertising and promotional activities.
Loss from operations was $14,995 for the nine months ended September 30, 2014 as compared to $16,884 for the nine months ended September 30, 2013. Excluding the effects of the unusual and non-recurring events discussed below, our operating results for the nine months ended September 30, 2014 would have been an income from operations of $3,986 as compared with a loss from operations of $5,298 for the nine months ended September 30, 2013. Lower sales volume and higher retail store impairments were offset by decreases in our operating expenses as discussed above.
Net loss for the nine months ended September 30, 2014 was $40,855 as compared to $85,528 for the nine months ended September 30, 2013, mainly as a result of the $1,889 reduction in loss from operations, the change of $11,475 in fair value of warrants between periods, and the $32,101 loss on the extinguishment of debt in 2013. See Results of Operations for the nine months ended September 30, 2014 for further details.

Unusual and Non-Recurring Events
The table below summarizes the impact to our earnings of certain unusual costs which we consider to be non-recurring and presents gross profit, operating expenses, and income from operations on an as-adjusted basis, together with the reconciliation to the mostly directly comparable GAAP measure:

	Nine months ended September 30,
	2014	% of Net Sales	2013	% of Net Sales
Gross profit	$236,900	52.0%	$241,378	51.9%
Changes to supply chain operations	0		2,200
Customs settlements and contingencies	836		0
Gross profit - adjusted (Non-GAAP)	$237,736	52.2%	$243,578	52.4%

Operating expenses	$249,974	54.9%	$257,951	55.5%
Changes to supply chain operations	0		(8,700)
Customs settlements and contingencies	(5,711)		0
Internal investigation	(6,619)		0
Employment settlements and severance	(5,815)		(686)
Operating expenses - adjusted (Non-GAAP)	$231,829	50.9%	$248,565	53.5%

Loss from operations	$(14,995)	(3.3)%	$(16,884)	(3.6)%
Changes to supply chain operations	0		10,900
Customs settlements and contingencies	6,547		0
Internal investigation	6,619		0
Employment settlements and severance	5,815		686
Income (loss) from operations - adjusted (Non-GAAP)	$3,986	0.9%	$(5,298)	(1.1)%
Changes to Supply Chain Operations - In 2013, the transition to our new distribution center in La Mirada, California resulted in significant incremental costs (primarily labor). The issues surrounding the transition primarily related to improper design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required us to employ additional staffing in order to meet customer demand. The transition was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced.
Customs settlements and contingencies - In 2012, German customs issued retroactive punitive duty assessments of $5,409 on certain containers of goods imported from 2009-2011, including interest and penalties. Although we have continued to dispute the special assessments with the German authorities and the European Commission, during the third quarter of 2014, the German authorities demanded, and we paid, $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. See Note 13 to our condensed consolidated financial statements. We recorded the duty portion of $83 in cost of sales and the retaliatory duties, interest and penalties of $5,326 in general and administrative expenses in our consolidated statements of operations.
Internal Investigation - On June 18, 2014, the Board voted to replace Mr. Charney as Chairman of the Board, suspended him and notified him of its intent to terminate his employment as our President and CEO for cause. In connection with the Support Agreement, the Board formed a new special committee for the purpose of overseeing the continuing investigation into the alleged misconduct by Mr. Charney (the "Internal Investigation"). The suspension and subsequent internal investigation have resulted in substantial legal and consulting fees.

Employment Settlements and Severance - As previously disclosed, in 2011, an industrial accident at our facility in Orange County, California resulted in the fatality of one of our employees, and in accordance with law, a mandatory criminal investigation was initiated. On August 19, 2014, a settlement of all claims related to the criminal investigation, pursuant to which the Company paid $1,000, was approved by the California Superior Court in Orange County. See Note 13 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements. Additionally, as more fully discussed in Note 16 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements, we settled certain previously disclosed employment-related claims during the third quarter of 2014 and as a result, recorded an accrual of approximately $1,700 related to these cases. Additionally, during 2014, we experienced unusually high employee severance costs.
Liquidity
As of September 30, 2014, we had $9,389 in cash, $27,047 outstanding on our $50,000 asset-backed revolving credit facility with Capital One, and $20,398 of availability for additional borrowings under the Capital One Credit Facility. As of November 3, 2014, we had $8,352 availability for additional borrowings under the Capital One Credit Facility.
In March 2014, we entered into the Fifth Amendment to the Capital One Credit Facility and waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Interest rates on borrowings under the Capital One Credit Facility are equal LIBOR plus 5.0% or the bank's prime rate plus 4.0%, at our option, and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditures, and added a minimum adjusted EBITDA covenant. For the three months ended September 30, 2014, we were required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and achieve a minimum adjusted EBITDA of $23,406. We were in compliance with such covenant at September 30, 2014.
Management s Plan
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

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
The following table presents our results of operations from the unaudited consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$49,976	32.0%	$50,361	30.6%
U.S. Retail	50,277	32.2%	54,303	33.1%
Canada	13,214	8.5%	15,033	9.1%
International	42,402	27.3%	44,846	27.2%
Total net sales	155,869	100.0%	164,543	100.0%
Cost of sales	73,330	47.0%	79,903	48.6%
Gross profit	82,539	53.0%	84,640	51.4%

Selling and distribution expenses	52,640	33.8%	63,982	38.9%
General and administrative expenses	38,785	24.9%	24,918	15.1%
Retail store impairment	1,193	0.8%	233	0.1%

Loss from operations	(10,079)	(6.5)%	(4,493)	(2.7)%

Interest expense	9,858		10,121
Foreign currency transaction loss (gain) (a)	616		(449)
Unrealized gain on change in fair value of warrants (b)	(1,785)		(12,922)
Gain on extinguishment of debt	(171)		0
Other (income) expense	(57)		58
Loss before income tax	(18,540)		(1,301)
Income tax provision	644		212
Net loss	$(19,184)		$(1,513)
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales, excluding online consumer net sales, was flat for the three months ended September 30, 2014 as compared to the corresponding period in 2013. Lower sales volume to existing customers were offset by sales to a significant new distributor customer.
Online consumer net sales for the three months ended September 30, 2014 decreased $332, or 3.6%, from the corresponding period in 2013 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the three months ended September 30, 2014 decreased $4,026, or 7.4%, from the corresponding period in 2013 mainly due to a decrease of approximately $3,200 in comparable store sales as a result of lower store foot traffic. Net sales also decreased approximately $1,600 due to the closure of five stores, offset by increases of approximately $330 from one new store added after September 2013 and approximately $590 from OAK stores.

(3) Canada
Canada net sales for the three months ended September 30, 2014 decreased $1,819, or 12.1%, from the corresponding period in 2013 mainly due to lower sales of approximately $1,200 across sales channels and the unfavorable impact of foreign currency exchange rate changes of approximately $620.
Retail net sales for the three months ended September 30, 2014 decreased $1,364, or 12.0%, from the corresponding period in 2013. Store sales decreased approximately $900 primarily due to a decrease of approximately $330 in comparable store sales and approximately $590 as a result of the closure of two stores. Additionally, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $470.
Wholesale net sales for the three months ended September 30, 2014 decreased $345, or 11.3%, from the corresponding period in 2013 mainly due to lower sales of approximately $220 from large wholesale customers and the unfavorable impact of foreign currency exchange rate changes of approximately $130.
Online consumer net sales for the three months ended September 30, 2014 decreased $110, or 16.5%, from the corresponding period in 2013 mainly due to a reduction in online promotions towards a more targeted strategy and the unfavorable impact of foreign currency exchange rate changes of approximately $30.
(4) International
International net sales for the three months ended September 30, 2014 decreased $2,444, or 5.4%, from the corresponding period in 2013 mainly due to lower sales of approximately $3,500 in the retail and online channels offset by the favorable impact of foreign currency exchange rate changes of approximately $1,000.
Retail net sales for the three months ended September 30, 2014 decreased by $3,690, or 9.4%, from the corresponding period in 2013. Store sales decreased approximately $4,600 primarily due to approximately $3,600 decrease in comparable store sales and approximately $1,000 decrease in rummage sales, which were partially offset by approximately $860 from the favorable impact of foreign currency exchange rate changes.
Wholesale net sales for the three months ended September 30, 2014 increased $1,282, or 74.3%, from the corresponding period in 2013 mainly due to higher sales of approximately $1,200 in the U.K. and Continental Europe and the favorable impact of foreign currency exchange rate changes of approximately $60.
Online consumer net sales did not materially change for the three months ended September 30, 2014 compared to the corresponding period in 2013.
Unusual and Non-Recurring Events
The table below summarizes the impact to our earnings of certain unusual costs which we consider to be non-recurring and presents gross profit, operating expenses, and income from operation on an as-adjusted basis, together with the reconciliation to the most directly comparable GAAP measure. See Overview - Executive Summary for a description of each of the events noted:

	Three months ended September 30,
	2014	% of Net Sales	2013	% of Net Sales
Gross profit	$82,539	53.0%	$84,640	51.4%
Changes to supply chain operations	0		1,200
Customs settlements and contingencies	836		0
Gross profit - adjusted (Non-GAAP)	$83,375	53.5%	$85,840	52.2%

Selling and distribution expenses	$52,640	33.8%	$63,982	38.9%
Changes to supply chain operations	0		(4,700)
Selling and distribution expenses - adjusted (Non-GAAP)	$52,640	33.8%	$59,282	36.0%

General and administrative expenses	$38,785	24.9%	$24,918	15.1%
Customs settlements and contingencies	(5,711)		0
Internal investigation	(5,263)		0
Employment settlements and severance	(3,087)		(159)
General and administrative expenses - adjusted (Non-GAAP)	$24,724	15.9%	$24,759	15.0%

Loss from operation	$(10,079)	(6.5)%	$(4,493)	(2.7)%
Changes to supply chain operations	0		5,900
Customs settlements and contingencies	6,547		0
Internal investigation	5,263		0
Employment settlements and severance	3,087		159
Income from operation - adjusted (Non-GAAP)	$4,818	3.1%	$1,566	1.0%
(5) Gross Profit
Gross profit for the three months ended September 30, 2014 decreased 2.5% to $82,539 from $84,640 in the corresponding period in 2013 due primarily to lower sales volume across all segments. Gross profit, excluding unusual and non-recurring expenses, increased as a percentage of net sales to 53.5% from 52.2% due to a decrease in freight costs associated with the completion of our transition to our La Mirada facility in late 2013, partially offset by an increase in retail store sales discounts and higher custom duties expenses.
(6) Selling and distribution expenses
Selling and distribution expenses for the three months ended September 30, 2014 decreased $11,342, or 17.7%, from the corresponding period in 2013. Excluding the effects of the unusual and non-recurring events described above, selling and distribution expenses decreased $6,642, or 11.2%, from the corresponding period in 2013. The decrease was mainly due to lower retail store payroll of approximately $4,400 and advertising costs of approximately $1,600. The decreases were the result of reductions in both retail headcount and store hours as well as reduced advertising commitments. In addition, travel and entertainment expenses decreased approximately $600 from our cost reduction efforts.
(7) General and administrative expenses
General and administrative expenses for the three months ended September 30, 2014 increased $13,867, or 55.7%, from the corresponding period in 2013. Excluding the effects of the unusual and non-recurring events described above, general and administrative expenses decreased slightly to $24,724 for the three months ended September 30, 2014 from $24,759 for the corresponding period in 2013. As a result of our cost reduction efforts, the $1,700 in higher computer and leased equipment expenses was partly offset by a reduction in travel and entertainment expenses of $550 and a decrease in rent and utilities of $590. Additionally, salaries, wages and benefits decreased $1,100, partly offset by $600 in higher professional fees.

(8) Loss from operations
Loss from operations was $10,079 for the three months ended September 30, 2014 as compared to $4,493 for the three months ended September 30, 2013. Excluding the effects of the unusual and non-recurring events described above, our income from operations were $4,818 and $1,566 for the three months ended September 30, 2014 and 2013, respectively. Lower sales volume and higher retail store impairments were offset by decreases in our operating expenses as discussed above.
(9) Interest expense
Interest expense for the three months ended September 30, 2014 slightly decreased $263, or 2.6% from the corresponding period in 2013.
(10) Income tax provision
Although we incurred a loss before income tax on a consolidated basis for the three months ended September 30, 2014, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended September 30, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
The following table sets forth our results of operations from the unaudited condensed consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$156,967	34.4%	$147,524	31.7%
U.S. Retail	141,712	31.1%	149,811	32.3%
Canada	36,691	8.1%	42,842	9.2%
International	119,992	26.4%	124,662	26.8%
Total net sales	455,362	100.0%	464,839	100.0%
Cost of sales	218,462	48.0%	223,461	48.1%
Gross profit	236,900	52.0%	241,378	51.9%

Selling and distribution expenses	159,145	34.9%	177,235	38.1%
General and administrative expenses	90,829	19.9%	80,716	17.4%
Retail store impairment	1,921	0.4%	311	0.1%

Loss from operations	(14,995)	(3.3)%	(16,884)	(3.6)%

Interest expense	29,916		29,555
Foreign currency transaction loss (a)	748		422
Unrealized (gain) loss on change in fair value of warrants (b)	(6,250)		5,225
(Gain) loss on extinguishment of debt	(171)		32,101
Other (income) expense	(5)		42
Loss before income tax	(39,233)		(84,229)
Income tax provision	1,622		1,299
Net loss	$(40,855)		$(85,528)
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the nine months ended September 30, 2014, excluding online consumer net sales, increased by $9,202, or 7.7%, from the corresponding period in 2013 mainly due to initial stock orders from a significant new distributor that were added during the second quarter of 2014. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third-party screen printers.
Online consumer net sales for the nine months ended September 30, 2014 was flat as compared to the corresponding period in 2013. We continue our focus on targeted online advertising and promotional efforts.
(2) U.S. Retail
U.S. Retail net sales for the nine months ended September 30, 2014 decreased $8,099, or 5.4%, from the corresponding period in 2013 mainly due to a decrease of approximately $9,800 in comparable store sales as a result of the unseasonably cool temperatures across the country during the first quarter of 2014 and lower store foot traffic. Net sales also decreased approximately $3,500 due to the closure of eight stores, offset by an increase of approximately $800 from two new stores added since the beginning of January 2013. Additionally, sales from OAK stores contributed approximately $3,200 and sales from flea markets and consignments contributed approximately $700.

(3) Canada
Canada net sales for the nine months ended September 30, 2014 decreased $6,151, or 14.4%, from the corresponding period in 2013 mainly due to approximately $3,600 in lower sales, primarily in the retail and wholesale channels, and the unfavorable impact of foreign currency exchange rate changes of approximately $2,500.
Retail net sales for the nine months ended September 30, 2014 decreased $4,527, or 14.3%, from the corresponding period in 2013. The decrease was due to $1,700 lower sales resulting the closure of four retail stores and approximately $950 from lower comparable store sales due to unseasonably cool temperatures. Additionally, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $1,900.
Wholesale net sales for the nine months ended September 30, 2014 decreased $1,802, or 19.5%, from the corresponding period in 2013. The decrease was due to lower sales orders resulting from a tightening focus on higher margin customers and lingering effects of order fulfillment delays associated with transition issues at the La Mirada distribution center during the fourth quarter of 2013. In addition, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $500.
Online consumer net sales for the nine months ended September 30, 2014 increased $178, or 9.2%, from the corresponding period in 2013 mainly due to email advertising campaigns as well as improvements to the online store rolled out in the second half of 2013. The absolute increase in sales was partially offset by the impact of foreign currency exchange rate changes of approximately $150.
(4) International
International net sales for the nine months ended September 30, 2014 decreased $4,670, or 3.7%, from the corresponding period in 2013 due to approximately $8,000 lower sales in all three sales channels and the favorable impact of foreign currency exchange rate changes of approximately $3,300.
Retail net sales for the nine months ended September 30, 2014 decreased $4,829, or 4.6%, from the corresponding period in 2013. The decrease was due to lower comparable store sales of approximately $7,400 and lower sales of approximately $1,900 from the closure of seven retail stores. The decrease was offset by approximately $2,000 higher sales due to seven new stores added since the beginning of January 2013 and the favorable impact of foreign currency exchange rate changes of approximately $2,600.
Wholesale net sales for nine months ended September 30, 2014 increased $710, or 11.3%, from the corresponding period in 2013 mainly due to higher sales in the U.K. and the favorable impact of foreign currency exchange rate changes of approximately $300.
Online consumer net sales for the nine months ended September 30, 2014 decreased $551, or 4.3%, from the corresponding period in 2013 mainly due to lower sales order volume in Japan, the U.K. and Continental Europe, offset by higher sales order volume in Korea and the favorable impact of foreign currency exchange rate changes of approximately $400.
Unusual and Non-Recurring Events
The table below summarizes the impact to our earnings of certain unusual incremental costs which we consider to be non-recurring and presents gross profit, operating expenses, and income from operations on an as-adjusted basis, together with the reconciliation to the most directly comparable GAAP measure. See Overview - Executive Summary for a description of each of the events noted:

	Nine months ended September 30,
	2014	% of Net Sales	2013	% of Net Sales
Gross profit	$236,900	52.0%	$241,378	51.9%
Changes to supply chain operations	0		2,200
Customs settlements and contingencies	836		0
Gross profit - adjusted (Non-GAAP)	$237,736	52.2%	$243,578	52.4%

Selling and distribution expenses	$159,145	34.9%	$177,235	38.1%
Changes to supply chain operations	0		(8,700)
Selling and distribution expenses - adjusted (Non-GAAP)	$159,145	34.9%	$168,535	36.3%

General and administrative expenses	$90,829	19.9%	$80,716	17.4%
Customs settlements and contingencies	(5,711)		0
Internal investigation	(6,619)		0
Employment settlements and severance	(5,815)		(686)
General and administrative expenses - adjusted (Non-GAAP)	$72,684	16.0%	$80,030	17.2%

Loss from operation	$(14,995)	(3.3)%	$(16,884)	(3.6)%
Changes to supply chain operations	0		10,900
Customs settlements and contingencies	6,547		0
Internal investigation	6,619		0
Employment settlements and severance	5,815		686
Income (loss) from operation - adjusted (Non-GAAP)	$3,986	0.9%	$(5,298)	(1.1)%
(5) Gross Profit
Gross profit for the nine months ended September 30, 2014 decreased 1.9% to $236,900 from $241,378 in the corresponding period in 2013 due to lower retail sales volume at our U.S. Retail, Canada and International segments, offset by higher sales at our U.S. Wholesale segment. Excluding the effects of the unusual and non-recurring events described above, gross profit as a percentage of net sales for the nine months ended September 30, 2014 decreased slightly to 52.2% from 52.4%. The decrease was due to higher sales discounts at our retail store operations, offset by a decrease in freight costs associated with the completion of our transition to our La Mirada facility in late 2013.
(6) Selling and distribution expenses
Selling and distribution expenses for the nine months ended September 30, 2014 decreased $18,090, or 10.2%, from the corresponding period in 2013. Excluding the effects of the unusual and non-recurring events described above, selling and distribution expenses decreased $9,390, or 5.6%, from the corresponding period in 2013 due primarily to lower selling related payroll costs of approximately $4,400, lower advertising costs of approximately $4,400 and lower travel and entertainment expenses of $900, all primarily as a result in our cost reduction efforts.
(7) General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2014 increased $10,113, or 12.5%, from the corresponding period in 2013. Excluding the effects of the unusual and non-recurring expenses described above, general and administrative expenses decreased $7,346, or 9.2% from the corresponding period in 2013. The decrease was primarily due to $3,900 in lower share-based compensation expense relating to the expiration and forfeiture of certain market-based and performance-based share awards and decreases in salaries and wages of approximately $3,600.
(8) Loss from operations
Loss from operations was $14,995 for the nine months ended September 30, 2014 as compared to $16,884 for the nine months ended September 30, 2013. Excluding the effects of the unusual and non-recurring events described above, our operating results for the nine months ended September 30, 2014 would have been an income from operations of $3,986 as compared with a loss from operations of $5,298 for the nine months ended September 30, 2013. Lower sales volume and higher retail store impairments were offset by decreases in our operating expenses as discussed above.

(9) Interest expense
Interest expense for the nine months ended September 30, 2014 increased by $361, or 1.2% from the corresponding period in 2013.
(10) Income tax provision
Though we incurred a loss before income tax on a consolidated basis for the nine months ended September 30, 2014, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the nine months ended September 30, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, banks and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to either increase sales, reduce costs or improve working capital and liquidity. Beginning with the fourth quarter of 2013, we instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. We also limited capital expenditures starting the first quarter of 2014. In addition, we continue to drive productivity improvements from our new distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing.
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
As of September 30, 2014, we had $9,389 in cash, $27,047 outstanding on our $50,000 asset-backed revolving credit facility with Capital One and $20,398 of availability for additional borrowings under the Capital One Credit Facility. As of November 3, 2014, we had $8,352 availability for additional borrowings under the Capital One Credit Facility.
We are in the process of negotiating an unsecured credit agreement with Standard General (the "Standard General Credit Agreement") between one or more entities affiliated with Standard General and one or more of our foreign subsidiaries as borrowers. We expect that the Standard General Credit Agreement will (i) be guaranteed by us, (ii) provide for multiple borrowings by the borrowers thereunder in an aggregate amount not to exceed $15,000, which amounts will not be permitted to be reborrowed once repaid, (iii) bear interest at 14% per annum, and (iv) mature on October 15, 2020. We expect that amounts under the Standard General Credit Agreement would be available for additional liquidity with the approval of the Board.
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
A. Cash Flow

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,307	$(8,804)
Investing activities	(8,404)	(17,283)
Financing activities	6,877	18,434
Effect of foreign exchange rate on cash	(1,067)	(287)
Net increase (decrease) in cash	$713	$(7,940)
Cash provided by operating activities increased for the nine months ended September 30, 2014 from the corresponding period in 2013. The increase was mainly due to decreased inventory levels and improved operating income, partially offset by approximately $12,000 increase in interest payments and $10,200 payments related to certain unusual and non-recurring costs discussed in Results of Operations as well as the German customs duties (See Note 13 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements).
Cash used in investing activities decreased for the nine months ended September 30, 2014 from the corresponding period in 2013, mainly due to the Company's ongoing efforts to reduce capital expenditures.

Cash provided by financing activities decreased for the nine months ended September 30, 2014 from the corresponding period in 2013. In March 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,446. During the nine months ended September 30, 2014, we repaid a net amount of $16,965 borrowed under the Capital One Credit Facility. On April 4, 2013, we issued the Notes for aggregate net proceeds of $199,820 and entered into a new asset-backed revolving credit agreement with Capital One. The net proceeds of the Notes, together with borrowings under the new credit facility, were used to repay and terminate the outstanding amounts with Lion of $144,149 and with Crystal Financial LLP of $66,411.
B. Debt
The following is an overview of our total debt as of September 30, 2014:

Description of Debt	Lender	Interest Rate	September 30, 2014	Covenant Violations
Revolving credit facility	Capital One	(1)	$27,047	No
Senior Secured Notes		15.0%	206,857	No
Long-term debt with Standard General	Standard General	17.0%	9,034	No
Capital lease obligations	(2)	0.4% ~ 23.5%	5,659	N/A
Other			282	N/A
Cash overdraft			3,891
Total			$252,770
(1) LIBOR plus 5.0% or the bank's prime rate plus 4.0% at our option according to the Fifth Amendment.
(2) 14 individual leases ranging between from $3 to $3,193.
For additional disclosure regarding debts, see Notes 6 and 7 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements.
Financial Covenants
Capital One Credit Facility - Under the Fifth Amendment, we are subject to specified borrowing requirements and covenants. The Fifth Amendment requires a minimum fixed charge coverage ratio, a maximum leverage ratio, and a maximum capital expenditures allowed and adds a minimum adjusted EBITDA covenant. For the three months ended September 30, 2014, we were required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and achieve a minimum adjusted EBITDA of $23,406. We were in compliance with these covenants at September 30, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of foreign subsidiaries, subject to some restrictions. It requires that we maintain a lockbox arrangement and contain certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of September 30, 2014, we had $1,280 of outstanding letters of credit secured against the Capital One Credit Facility.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. We were in compliance with the required covenants at September 30, 2014.
Standard General Loan Agreement - The Standard General Loan Agreement contains the same restrictive covenants as Lion Loan Agreement, which incorporated by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. As of September 30, 2014, we were in compliance with the required covenants of the Standard General Loan Agreement.

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
Issued and outstanding letters of credit were $1,280 at September 30, 2014, related primarily to workers' compensation insurance and store leases.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three and nine months ended September 30, 2014. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report on Form 10-Q.

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
On June 18, 2014, our Board of Directors voted to replace Mr. Charney as Chairman of our Board of Directors, suspended him and notified him of its intent to terminate his employment as our Chairman and CEO for cause. In connection with the Support Agreement, the Board formed a new special committee (the "Suitability Committee") for the purpose of overseeing the continuing investigation into the alleged misconduct by Mr. Charney (the "Internal Investigation"), and Mr. Charney agreed that pending his suspension, he would not serve as our CEO or an officer or employee of us or our subsidiaries until the Internal Investigation is completed. Based on the findings of the Internal Investigations, the Suitability Committee will determine whether it is appropriate for Mr. Charney to be reinstated as our CEO or serve as an officer or employee of us or any of our subsidiaries.
If the Suitability Committee determines it is not appropriate to reinstate Mr. Charney as CEO, we may have difficulty maintaining or developing our business as we seek to find a permanent CEO. In addition, as a result of the Internal Investigation and/or the Suitability Committee's determination, we could become subject to litigation and regulatory investigations, which could have a material adverse impact on our business.
We depend on key personnel, and our ability to grow and compete will be harmed if we do not retain the continued services of such personnel, or we fail to identify, hire and retain additional qualified personnel.
We depend on the efforts and skills of our management team and other key personnel, and the loss of services of one or more members of this team, many of whom have substantial experience in the apparel industry, could have an adverse effect on our business. Our senior officers closely supervise all aspects of our business, in particular the design and production of merchandise and the operation of our stores.
If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products. In addition, the pendency and outcome of the Internal Investigation and the determination made by the Suitability Committee as to whether or not to reinstate Mr. Charney as our CEO or in another capacity could result in departure of additional members of our management or other key employees.
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
We are subject to regulatory inquiries, investigations, claims and suits, including, among others, a consolidated putative shareholder class action, consolidated shareholder derivative actions, wage and hour suits, and numerous employment related claims and suits. In addition, on or about June 23, 2014, Mr. Charney submitted a demand in arbitration against us in connection with his suspension, which has been stayed pending the determination of the Suitability Committee in the Internal Investigation. If the Suitability Committee determines that it is not appropriate to reinstate Mr. Charney as our CEO or in another capacity acceptable to him, Mr. Charney could reinstate his demand for arbitration or file additional lawsuits against us.
In the event that any current or future inquiries, investigations, claims or suits are decided against us, we may incur substantial liability, experience an increase in similar suits or suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course, as facts are established and various judicial determinations are made. No assurance can be made that these matters will not result in material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See Note 16 of Condensed Notes to the Consolidated Financial Statements under Part I. Item 1. Financial Statements.
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
We have amended the Capital One Credit Facility from time to time in order to waive certain obligations relating to, among other things, financial ratio covenants, including the third amendment dated November 14, 2013, and the fifth amendment dated

March 25, 2014. As of September 30, 2014, we were in compliance with the financial covenants under the Capital One Credit Facility. There can be no assurance that we will maintain compliance with the Capital One Credit Facility, and we may need to make further amendments with the facility to avoid an event of default under the facility.
Under the indenture governing our senior secured notes, a special interest trigger event occurred as of December 31, 2013 because our consolidated total net leverage ratio, as calculated under the indenture, exceeded 4.50 to 1.00. As a result, interest on the senior secured notes now accrues at a rate of 15% annum, with the interest in excess of 13% per annum payable in-kind for any interest payment date prior to April 15, 2018 and in cash for any interest payment date thereafter. The additional 2% per annum of interest accrues retroactively from the issue date of the senior secured notes. Similarly, because of the special interest trigger event, the interest rate on the Lion Loan Agreement also increased from 18% to 20% per annum with the additional 2% payable retroactively from the date of the loan agreement. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General. On September 8, 2014, the Company entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. Interest under the Standard General Loan Amendment is payable in cash or, to the extent permitted by our other debt agreements, in-kind. We are currently paying the interest in cash as the terms of our other debt agreements do not currently permit payment in-kind.
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
Our common stock is currently traded on the NYSE MKT. We are currently in compliance with the continued listing standards of the NYSE MKT; however, in the past we have failed to meet such standards. We are subject to periodic review by NYSE MKT and no assurance can be given that we will continue to meet the listing requirements of NYSE MKT in the future. If for any reason the NYSE MKT should delist our common stock, and we are unable to obtain listing on another national securities exchange, we could face significant material adverse consequences, including:

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
In connection with the Support Agreement, five directors resigned from the Board, effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and us. On August 26, 2014, Lion exercised its right to designate one member to our Board, whose appointment was effective as of September 15, 2014.
As of August 1, 2014, Mr. Charney owned approximately 42.8% of our outstanding common stock and Mr. Charney and Standard General collectively controlled the right to vote such common stock. On July 9, 2014, Mr. Charney and Standard General, on behalf of one or more of its funds, entered into a cooperation agreement (the "Cooperation Agreement"), which provides among other things that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement (defined below). In addition, according to Mr. Charney's Schedule 13D/A, dated June 25, 2014, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable on or prior to July 15, 2017, to purchase from Mr. Charney shares representing approximately 18.4% of our currently outstanding common stock (consisting of the 27,351,407 shares purchased by Mr. Charney from Standard General using the proceeds of a loan from Standard General and 10% of Mr. Charney’s 47,209,407 original shares which original shares also are pledged as security for such loan, which shares are further referenced in the Cooperation Agreement).
As of August 1, 2014, Lion beneficially owned approximately 14.1% of our outstanding common stock. Mr. Charney and Lion have the right to acquire additional beneficial ownership under certain circumstances. In addition, Mr. Charney and Lion are parties to an investment agreement pursuant to which Lion has the right to designate up to two directors on the Board and a board observer (or, if we increase our board size to 12, up to three directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants. In addition to the one member of the Board designated by Lion, Lion has the ability to designate one additional director and a board observer.
Mr. Charney and Lion also are parties to an investment voting agreement, dated March 13, 2009 (the "Investment Voting Agreement") which provides that, for so long as Lion has the right to designate any person or persons to the Board, Mr. Charney will vote his shares of common stock in favor of Lion's designees, and Lion will vote its shares of common stock in favor of Mr. Charney and each other designee of Mr. Charney, in each case subject to Mr. Charney maintaining certain minimum ownership thresholds of common stock.
This concentration of share ownership, agreements allowing Standard General and Lion to appoint members to the Board, and voting agreements between Mr. Charney and Standard General and Mr. Charney and Lion, may adversely affect the trading price for the common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, some or all of our significant stockholders, if they were to act together, would be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquire from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders and may prevent our stockholders from realizing a premium over the current market price for their shares of common stock. Furthermore, our significant stockholders may also have interests that differ from yours and may vote their shares of common stock in a way with which you disagree and which may be adverse to your interests.

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

Incorporated by Reference
Exhibit No.	Description	Form	Exhibits	Filing Date/Period End Date

3.1	Amended and Restated Bylaws of American Apparel, Inc., as amended, effective as of July 31, 2014	8-K	3.2	8/6/2014

4.1	Amendment No. 1 to Rights Agreement, dated as of July 9, 2014, by and between American Apparel, Inc. and Continental Stock Transfer & Trust Company as rights agent	8-K	4.1	7/9/2014

10.1†	American Apparel, Inc. Severance Plan	8-K	10.1	7/25/2014

10.2†	Employment Agreement, effective as of July 14, 2014, between American Apparel, Inc. and John J. Luttrell	8-K	10.1	7/18/2014

10.3*†	Letter Agreement, dated as of September 28, 2014, by and between American Apparel, Inc. and Alvarez & Marsal North America, LLC

10.4*†	Employment Agreement, dated as of September 29, 2014, by and between American Apparel, Inc. and Hassan Natha

10.5	Nomination Standstill and Support Agreement, dated as of July 9, 2014, by and among the Company, Standard General Master Fund L.P., P Standard General Ltd. and Dov Charney	8-K	10.1	7/9/2014

10.6*	Amendment to Credit Agreement, dated as of September 8, 2014, by and among American Apparel, Inc. and Standard General Master Fund L.P.

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 10, 2014

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ SCOTT BRUBAKER	Interim Chief Executive Officer	November 10, 2014
Scott Brubaker

/s/ HASSAN NATHA	Chief Financial Officer	November 10, 2014
Hassan Natha