Form 10-K
period 2014-12-31
AMERICAN APPAREL, INC
filed 2015-03-25
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period              to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2014 was $85,370,030 (which represents 94,855,589 shares of common stock held by non-affiliates multiplied by $0.90, the closing sales price on the NYSE MKT LLC for such date).
At March 13, 2015, the Registrant had issued and outstanding 176,566,222 and 176,260,566 shares of its common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the Registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2014, is incorporated by reference into Part III hereof. Except with respect to the information specifically incorporated by reference in Part III of this Form 10-K, the 2015 Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K other than statements of historical fact are "forward-looking statements" for purposes of these provisions. Statements that include the use of terminology such as "may," "will," "expect," "believe," "plan," "estimate," "potential," "continue," or the negative thereof or other and similar expressions are forward-looking statements. In addition, in some cases, you can identify forward-looking statements by words or phrases such as "trend," "opportunity," "comfortable," "anticipate," "current," "intention," "position," "assume," "outlook," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions.
Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•
consequences of the termination of Dov Charney, our former chief executive officer (or the internal investigation related thereto), including any litigation or regulatory investigations, or any impact on our sales or brand related thereto;

•	ability to hire and/or retain qualified employees, including executive officers;

•	our future financial condition, results of operations, plans and prospects, expectations, operating improvements and cost savings, and the timing of any of the foregoing;

•	growth, expansion and acquisition prospects and strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•
our ability to make debt payments; ability to remain in compliance with financial covenants under financing arrangements; and ability to obtain appropriate waivers or amendments with respect to any noncompliance;

•	liquidity and projected cash flows;

•	plans to make continued investments in advertising and marketing;

•	the outcome of investigations, enforcement actions and litigation matters, including exposure that could exceed expectations;

•	intellectual property rights and those of others, including actual or potential competitors, our personnel, consultants, and collaborators;

•	trends in raw material costs and other costs both in the industry and specific to us;

•	the supply of raw materials and the effects of supply shortages on our financial condition, results of operations, and cash flows;

•	economic and political conditions;

•	currency fluctuations and the impact thereof;

•	overall industry and market performance;

•	operations outside the U.S.;

•	the impact of accounting pronouncements;

•	ability to maintain compliance with the listing requirements of NYSE MKT LLC;

•	ability to improve efficiency and control costs at our production and supply chain facilities; and

•	other assumptions described in this Annual Report on Form 10-K underlying or relating to any forward-looking statements.
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance and those expressed in or implied by the forward-looking statements. Such assumptions, events, risks, uncertainties and other factors are found in "Item 1A. Risk Factors" in Part I and elsewhere in this Annual Report on Form 10-K and other reports and documents we file with the Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•
consequences of the termination of Dov Charney, our former chief executive officer (or the internal investigation related thereto), including any litigation or regulatory investigations, or any impact on our sales or brand related thereto;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	voting control by our directors, lenders and other affiliates, including Standard General and Dov Charney;

•	ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	ability to effectively carry out and manage our strategy;

•	ability to maintain the value and image of our brand and protect our intellectual property rights;

•	general economic conditions, geopolitical events, other regulatory changes, and inflation or deflation;

•	disruptions in the global financial markets;

•	the highly competitive and evolving nature of our industry in the U.S. and internationally;

•	risks associated with fluctuations and trends of consumer apparel spending in the U.S.;

•	changes in consumer preferences or demand for our products;

•	our ability to attract customers to our retail and online stores;

•	loss or reduction in sales to wholesale or retail customers or financial nonperformance by our wholesale customers;

•	seasonality and fluctuations in comparable store sales and wholesale net sales and associated margins;

•	ability to improve manufacturing efficiency at our production facilities;

•	changes in the price of materials and labor, including increases in the price of raw materials in the global market and minimum wages;

•	ability to pass on the added cost of raw materials and labor to customers;

•	ability to effectively manage inventory levels;

•	risks that our suppliers or distributors may not timely produce or deliver products;

•	ability to renew leases on economic terms;

•	risks associated with our facilities being concentrated in one geographic area;

•
ability to identify new store locations and the availability of store locations at appropriate terms; ability to negotiate new store leases effectively; and ability to open new stores and expand internationally;

•	ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•
consequences of our significant indebtedness, including our relationships with lenders, ability to comply with debt agreements, ability to generate cash flow to service our debt, and the risk of acceleration of borrowings thereunder as a result of noncompliance;

•	adverse changes in our credit ratings and any related impact on financial costs and structure;

•	continued compliance with U.S. and foreign government regulations and legislation, including environmental, immigration, labor, and occupational health and safety laws and regulations;

•
loss of U.S. import protections or changes in duties, tariffs and quotas, risks associated with our foreign operations and supply sources such as market disruption, changes in import and export laws, and currency restrictions and exchange rate fluctuations;

•
litigation and other inquiries and investigations, including the risks that we, our officers or directors in cases where indemnification applies, will not be successful in defending any proceedings, lawsuits, disputes, claims or audits, and that exposure could exceed expectations or insurance coverage;

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

•	the risk of failure to protect the integrity and security of our information systems and customers' information.
All forward-looking statements included in this document are made based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

AMERICAN APPAREL, INC.

PART I

Item 1. Business
Unless the context requires otherwise, all references in the Annual Report on Form 10-K to the "Company," "Registrant," "we," "us," and "our" refer to American Apparel, Inc., a Delaware Corporation, together with its direct and indirect subsidiaries on a consolidated basis.
Overview
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. As of March 13, 2015, we had approximately 10,000 employees and operated 239 retail stores in 20 countries. We operate a global e-commerce site that serves over 50 countries worldwide at www.americanapparel.com.
We operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and screen printers. We were founded in 1998. In 2003, we opened our first retail store in Los Angeles, California. In 2004, we began our online retail operations and opened our first retail stores in Canada and Europe. Since 2005, we have opened stores in Asia, Australia, Israel, Latin America, and have further expanded throughout the U.S., Canada, and Europe. All of our retail stores sell our apparel products directly to consumers.
Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and changing fashion trends and to closely monitor product quality. Our products are noted for quality and fit, and together with our distinctive branding, these attributes have differentiated our products in the marketplace.
All of our trademarks, service marks, and certain other trademarks have been either registered or the subject of pending trademark applications with the U.S. Patent and Trademark Office and the registries of many foreign countries, and/or are protected by common law. In the U.S., we are the registered owner of the "American Apparel®," "Classic Girl®," "Standard American®," "Classic Baby®," and "Sustainable Edition®" trademarks, among others. We have licensed certain logos and designs from third-parties for use in products featuring those logos and designs, but there is no material licensed intellectual property.
Core Business Strengths
We have relied on various core business strengths that have contributed to our past success and will contribute to our future growth.
Quality
We pride ourselves on our quality fabrics and quality garment construction. We have an active quality control department that oversees our in-house knitting facilities, outside knitting contractors who work under our strict specifications, and cutting, sewing, dyeing and finishing facilities in the Los Angeles area. Because cutting and sewing operations are conducted mostly in-house, we believe we have the ability to exercise greater control over clothing manufacturing than competitors who use contract sewing facilities.
Design Vision
Our design vision and aesthetic are intended to appeal to young and metropolitan adults by providing them with a core line of iconic and timeless styles that are offered year-round in a wide variety of colors at reasonable prices. Since our founding, we have operated with the belief that there is a large potential market among young adults for well-designed and high-quality fashion essentials.
Speed to Market
With our manufacturing and other business processes centered in downtown Los Angeles, California, our vertically-integrated business model allows us to play a role in originating and defining new and innovative trends in fashion while enabling us to quickly respond to market and customer demand for classic styles and new products. Our wholesale operations are able to fulfill orders of any size with quick turn-around, which allows us to capture business. The ability to swiftly respond to the market means that our retail operations can deliver on-trend apparel in a timely manner and maximize sales of popular styles by replenishing product that would have otherwise sold out.
Advertising and Branding
We attract customers through internally-developed, edgy, high-impact, and visual advertising campaigns, which use print, outdoor, in-store, and electronic communication vehicles. These advertising campaigns communicate a distinct brand image that differentiates us from our competitors and seek to establish a connection with our customers. Retail stores are an important part of our branding and convey a modern and internationalist lifestyle. At various times, we have also drawn attention to the "Made in USA" nature of our products and the "Sweatshop Free" environment in which our garments are produced.
Broad Appeal
While our marketing and products initially targeted young, metropolitan adults in the U.S., the clean, simple styles and quality of our garments create a product that appeals to various demographics around the world. We believe that our product appeal has been augmented by, and should continue to benefit from, the growing trends toward casual attire and higher quality apparel.
Business Strategy
Throughout 2014 and into early 2015, we have brought on a new board of directors and hired new senior management including Paula Schneider, Chief Executive Officer ("CEO"), Hassan Natha, Chief Financial Officer ("CFO"), and Chelsea Grayson, General Counsel as well as other additions to the management team. Together, our new board of directors and new management team are focused on implementing a turnaround strategy and enhancing our corporate governance policies and practices. We have started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. To that end, we have added new members to our executive team in the areas of planning and forecasting, operations, marketing and e-commerce. We have also added members to our legal and human resources departments and have introduced a new code of ethics which we ask all of our new and current employees to read. We believe that a strong operational and financial discipline along with a robust corporate governance structure is an important element of our long-term business strategy.
In addition to enhancing and ensuring compliance with our corporate governance policies, over the next year, we will also be focused on strengthening business fundamentals to create a stable platform for future growth. We believe the following elements enhance our core business strengths and will contribute to the success of our business strategy.
Merchandising
As we have expanded beyond our original product offering of T-shirts, we have increased the variety of products available to our customers such as denim, shoes, sweaters, jackets and accessories. We recently embarked on a study of our current merchandise offerings and are analyzing which categories contribute the most to the value of our company and brand. We intend to streamline our assortment so that we can focus on making those items that our customers really want. By deepening our focus on these core products, we believe we can assure better availability of popular items during peak demand and improve the in-store experience of our customers.
Additionally, a more streamlined offering will also give us improved capacity to experiment with new style introductions, produce short runs of these new styles at lower incremental costs, and conduct robust testing of market acceptance for these new designs. We intend to continue to judiciously introduce new merchandise to complement our existing products in order to attract new customers and increase the frequency of customer visits and the size of customer purchases.
Retail Stores Strategy
Our long-term growth strategy and the success of our business depend in part on an effective management of our global retail stores portfolio and the operation of these stores in a cost-efficient manner. Although we have always actively monitored store performance, we have recently begun a more formal study of our retail stores portfolio in order to identify underperforming stores that should be exited, unfavorable store leases that should be discontinued or renegotiated, as well as stores or geographical areas that will benefit from further investments. We believe that this study will enhance our long-term growth strategy to judiciously open new stores in desirable locations on favorable terms that meet our financial targets. Over the long term, we plan to expand our presence in the U.S. and increase our store footprint in markets throughout Europe and Asia.
We evaluate potential store sites based on traffic patterns, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, store contribution margin projections, demographic characteristics and other factors considered important regarding the specific location.
Online Sales Strategy
Our online store presence represents a growth opportunity with the potential to increase not only online sales but also in-store sales. Improvements to the online shopping experience have contributed to our financial growth. In order to remain competitive, we intend to continue refining our online stores with improved functionality, personalized offers, increased service levels and visually optimized content. In 2014, we enhanced the functionality of our online stores in Korea, Mexico and Brazil. We continue to open new online stores in additional countries and in late 2014, launched a new online store in China. We also intend to invest in targeted marketing and advertisement that will enhance our online presence. We have recently brought on new senior management whose responsibility will be to focus on this strategically important aspect of our business.

Wholesale Sales Strategy
Growth in the wholesale sales channel is an important part of our business strategy. We are developing a plan to identify further growth opportunities in the U.S. and international markets. In order to grow in this channel, we may have to develop new products, continue to be focused on being cost efficient, invest in sales development resources and activities and improve our marketing efforts.
Planning and Forecasting
We believe that a strong production planning process that is aligned with our merchandising calendar will increase the efficiency of our manufacturing activities as well as ensuring that we get the right products to our customers at the right time.
In early 2015, we invested in new leadership to enhance our production planning and demand forecasting capabilities through the development of formal roles and responsibilities for assortment planning and purchasing. Additionally, we are implementing a merchandising calendar for our Fall 2015 season which will ensure a balanced assortment of our product offerings, set deadlines for product development milestones and enable lead time for materials purchasing and production planning, thus reducing the need for unnecessary overtime. We believe that these improvements are key to our near-term strategy of strengthening our business fundamentals.
In-Sourced Manufacturing Capabilities
We believe that having certain elements of our production process in-house affords us the opportunity to exert higher quality control while simultaneously lowering production costs. We also believe that our vertically integrated manufacturing capabilities can be used to our competitive advantage. We intend to leverage our in-sourced production facilities to increase the speed of new product introductions to market, react more swiftly than our competitors to changing trends and quickly ramp up production to capitalize on our best sellers.
Distribution Logistics
Our distribution center located in La Mirada, California is fully operational and contributing to more efficient and effective processing of orders and offers an improved distribution platform to scale our wholesale, retail and online order fulfillment. Our centralized distribution facility has had a positive impact on our operating expenses and cost of sales. We continue to evaluate our current shipping and replenishment activities in order to further reduce freight costs. We also intend to expand our distribution logistics strategy to a more global level. To that end, we have invested in new logistics management who will focus on ensuring that we not only distribute our products in a cost efficient manner, but that we also comply with local import regulations. We believe that this will allow us to operate more effectively in our existing markets as well as enter new markets with less risk of disruption to our business operations.
Information Systems Infrastructure
An efficient and effective information systems infrastructure is an important element of our business strategy, and to that end, we are conducting an in-depth analysis of our current systems. We believe this study will identify the systems that we will need to invest in to support our future long-term growth.
Cost Reduction and Improved Liquidity
The success of our future growth strategy will depend in part on our ability to create a stable operating platform. To that end, we continue to focus on driving cost efficiencies throughout our operations and seek new avenues to improve our liquidity situation.
Execution of the Strategy
The execution of our business strategy and internal initiatives may cause material additional costs. Any store expansion initiatives will require the opening of new retail locations and additional retail personnel. Investments in additional sales personnel to service new geographic territories will also be necessary to grow our wholesale distribution channel. Both of these initiatives will increase our occupancy and payroll expenses. New merchandise introductions will also require expenditures to design new products in existing and new categories as well as incremental manufacturing costs associated with new products.
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
Brand, Advertising, and Marketing
Our advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention, and support key growth strategies. Our in-house design and marketing team works to create edgy, high-impact, provocative ads which are produced year-round and are sometimes featured in leading national and local lifestyle publications, on billboards and online. While the primary intent of this advertising is to support our retail and online e-commerce operations, the wholesale business also benefits from the greater overall brand awareness generated by this advertising. For our wholesale operations, we annually participate in industry trade shows to expand and enhance customer relationships, exhibit product offerings, print product catalogs, and share new promotions with customers.
Competition
We operate in the highly competitive apparel industry which is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility.
Our wholesale operations compete on quality, fashion, pricing, and availability of merchandise. Our primary competitors are Gildan Activewear, HanesBrands, Russell Athletic, and Fruit of the Loom. Many of these companies have greater name recognition than us in the wholesale market. They are also larger and well-capitalized companies with broad distribution networks.
Our retail operations compete on store location, customer service, and the breadth, quality, fit, style, pricing, and availability of merchandise. Some of our competitors are larger and well-capitalized companies which have broad distribution networks. Companies that operate in this space include, but are not limited to, The Gap, Urban Outfitters, H&M, Uniqlo, and Forever 21. Reputation for the fit and quality of our garments as well as the broad variety of colors and styles are the principal means by which we compete with others.
Along with the competitive factors noted above, other key competitive factors for our online e-commerce operations include social media acceptance, advertising response rates, merchandise delivery, web site design, and web site availability. Our online e-commerce operations compete against numerous web sites, many of which may have a greater volume of web traffic and greater financial, marketing and other resources.
Employees
As of December 31, 2014, we employed a work force of approximately 10,000 employees worldwide. We view our employees as long-term investments and adhere to a philosophy of providing employees with good working conditions in a technology-driven environment, which allows us to attain improved efficiency while promoting employee loyalty. We provide a compensation structure and benefits package for manufacturing employees that include above-market wages, company-subsidized health insurance, free massage, free parking as well as other benefits. We also provide for a well-lit working environment that is properly ventilated and heated or cooled. We believe these factors are key elements in achieving our desire to be an "employer of choice" in the Los Angeles area. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are excellent. We make diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which we conduct operations.
Information Technology
We are committed to utilizing technology to enhance our competitive position. Our information systems provide data for production, merchandising, distribution, retail stores and financial systems. Our core business systems consist of purchased and internally developed software and are accessed over a company-wide network providing corporate employees with access to key business applications. We dedicate a significant portion of information technology resources to web services, which include the operation of our corporate website at www.americanapparel.net and our online retail site at www.americanapparel.com.
Regulation
We are subject to various environmental and occupational health and safety laws and regulations. Because we monitor, control and manage environmental issues, we believe we are in compliance in all material respects with the regulatory requirements of those jurisdictions in which our facilities are located. In line with our commitment to the environment as well as to the health and safety of our employees, we will continue to make expenditures to comply with these requirements and do not believe that compliance will have a material adverse effect on our business. See "Current environmental laws, or laws enacted in the future, may harm our business" in "Item 1A. Risk Factors" in Part I.
Available Information
We make available, free of charge, on our internet website, www.americanapparel.net - Investor Relations, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such reports (the "SEC Reports") filed with or furnished to the SEC pursuant to federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. References herein to our corporate website, www.americanapparel.net, and our online retail website, www.americanapparel.com, are not intended to function as hyperlinks and the information on our websites is not and should not be considered part of this report and is not incorporated by reference in this document. In addition, copies of our SEC Reports are available at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding American Apparel that we file electronically with it.
Item 1A. Risk Factors
Our business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed in this section. It should be noted that our business may be adversely affected by a downturn in general economic conditions and other forces beyond our control. In addition, other risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business. Any such risks or uncertainties, or any of the following risks or uncertainties, that develop into actual events could result in a material and adverse effect on our business, financial condition, results of operations, or liquidity.
The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.
Risks Related to the Company's Business
Turnover of our key executives and Board of Directors (the "Board") and difficulty of recruiting and retaining key employees could have a material adverse impact on our business.
We experienced a significant amount of executive-level turnover in 2014, which has had and could continue to have a negative impact on our ability to retain key executives and employees and could have a material negative impact on our operations. We recently appointed newly hired executives as CEO, CFO, and General Counsel, among others, and seven of the nine members of the Board, including our current Chair of the Board, were appointed since July 2014. We cannot provide assurance that we will effectively manage this or any other management transition, which may impact our ability to retain our remaining key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty regarding the prospects of our business.
The termination of Dov Charney as our chief executive officer could have a material adverse impact on our business.
On June 18, 2014, the Board voted to replace Dov Charney as Chairman of the Board, suspended him and notified him of its intent to terminate his employment as our Chairman and CEO for cause. In connection with the Nomination, Standstill and Support Agreement, dated July 9, 2014 (the "Standstill and Support Agreement"), the Board formed a new special committee (the "Suitability Committee") for the purpose of overseeing the investigation into alleged misconduct by Mr. Charney (the "Internal Investigation"). Based on the findings of the Internal Investigations in December 2014, the Suitability Committee determined that it would be inappropriate for Mr. Charney to be reinstated as our CEO or serve as an officer or employee of us or any of our subsidiaries, and the Board terminated Mr. Charney for cause under his employment agreement.
There can be no assurance that Mr. Charney's termination and any transition in management arising from his termination will not have a material adverse impact on our business or our ability to hire and retain employees and executive officers. In addition, as a result of the findings of the Internal Investigation and/or the determination to terminate Mr. Charney for cause, we may incur liability as a result of litigation and regulatory investigations, which could have a material adverse impact on our business.
We depend on key personnel, and our ability to grow and compete will be harmed if we do not retain the continued services of such personnel or we fail to identify, hire and retain additional qualified personnel.
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
If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could adversely affect our operations and ability to design new products and to maintain and grow the distribution channels for our products. In addition, the Board's decision to terminate Mr. Charney as our CEO and to not reinstate Mr. Charney in another capacity could result in departure of other key employees.
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

We are subject to regulatory inquiries, investigations, claims and suits, including, among others, consolidated shareholder derivative actions, wage and hour suits, and numerous employment related claims and suits. In addition, on or about June 23, 2014, Mr. Charney submitted a demand in arbitration against us in connection with his suspension, which had been stayed pending the determination of the Suitability Committee in the Internal Investigation. As a result of Mr. Charney's termination for cause, such stay is no longer in effect and we recently have received correspondence indicating that he intends to reinstate his demand for arbitration. Additionally, Mr. Charney may seek to file additional lawsuits against us arising from his termination for cause.
In the event that any current or future inquiries, investigations, claims or suits are decided against us, we may incur substantial liability, experience an increase in similar suits or suffer reputational harm. We are unable to predict the outcome that could result from these matters at this time and any views we form as to the viability of these claims or the financial exposure in which they could result could change from time to time as the matters proceed through their course or as facts are established. No assurance can be made that these matters will not result in material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our financial condition and results of operations. See "Note 18 of Notes to Consolidated Financial Statements" in Item 8, Part II.
Increases in the number and magnitude of personal injury claims could adversely affect our operating results.
We face inherent business risk from exposure to personal injury or occupational claims and claims from outside parties resulting from our operations. Accidents at our manufacturing facilities have resulted, in some cases, in serious injuries and loss of life. For example, in the first quarter of 2015, an industrial accident at our dyeing facility in Hawthorne, California resulted in injuries to one of our employees. We could experience material personal injury or occupational claims and investigations arising from this accident and future accidents and we may incur significant costs to defend such claims and investigations.
If we fail to maintain the value and image of our brand, our sales are likely to decline.
Our success depends on the value and image of our brand. Our name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation or those of our senior personnel were to be tarnished by negative publicity. Any of these events, including the publicity surrounding the termination of Mr. Charney as our CEO, the results of the Internal Investigation and any litigation or regulatory investigations relating thereto, could adversely impact our image and result in decreases in sales.
Our failure to adequately protect our trademarks and other intellectual property rights could diminish the value of our brand and reduce demand for our merchandise.
Our trademarks and service marks, and certain other intellectual property, have been registered, or are the subject of pending applications with the U.S. Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. Our products are noted for their quality and fit, and our edgy, distinctive branding has differentiated us in the marketplace. As such, the trademark and variations thereon are valuable assets that are critical to our success. We intend to continue to vigorously protect our trademark and brand against infringement, but we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products.
We have substantial indebtedness, which could have adverse consequences to us, and we may not be able to generate sufficient cash flow to fund our liquidity needs, including servicing our indebtedness.
We currently have substantial indebtedness. Our level of indebtedness has important consequences to us and to you and your investment. For example, our level of indebtedness may:

•
require us to dedicate a substantial portion of cash flow from operations to pay interest and principal on debt, which would reduce the funds available to use for operations, investments, future business opportunities and other general corporate purposes;

•
make it more difficult for us to satisfy debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default or an inability to borrow under the agreements governing such indebtedness;

•
in the case of a default or an event of default, as applicable, lead to, among other things, cross-defaults with other indebtedness, an acceleration of indebtedness or foreclosure on the assets securing indebtedness, which could have a material adverse effect on our business or financial condition;

•
limit our ability to obtain additional financing or to sell assets or equity to raise funds, if needed, for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement business strategies;

•	result in higher interest expense if interest rates increase on our floating rate borrowings;

•	place us at a competitive disadvantage relative to others in the industry, as it is not common for companies involved in the retail apparel business to operate with such high leverage;

•
heighten our vulnerability to downturns in our business, the retail industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business, the retail industry or in the general economy; or

•	reduce our ability to carry out our plans to expand store base, product offerings and sales channels.
Our ability to service indebtedness is dependent on cash from internal operations sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this "Risk Factors" section. We are permitted by the terms of our indebtedness, including our senior secured notes and the Capital One Credit Facility (as defined in Note 1 of Notes to Consolidated Financial Statements in Item 8, Part II), to incur additional indebtedness, subject to the restrictions therein. We have experienced negative cash flows from operating activities in the past, and our business may not generate sufficient cash flow from operations to enable us to service indebtedness or to fund other liquidity needs. The inability to access sufficient liquidity could have a material adverse effect on us and we may need to take various actions, which also could have material adverse consequences to us, including seeking to refinance all or a portion of indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions or investments, and we may not be able to do so on commercially reasonable terms or at all.
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
The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management's discretion in operating our business. In particular, these agreements include, or may include, covenants relating to limitations on:

•	dividends on, and redemptions and repurchases of capital stock;

•	payments on subordinated debt;

•	liens and sale-leaseback transactions;

•	loans and investments;

•	debt and hedging arrangements;

•	mergers, acquisitions and asset sales;

•	transactions with affiliates;

•	disposals of assets;

•	changes in business activities conducted by us and our subsidiaries; and

•	capital expenditures, including to fund future store openings.
We have amended the Capital One Credit Facility from time to time in order to waive certain obligations relating to, among other things, financial ratio covenants including the third amendment dated November 14, 2013 and the fifth amendment dated March 25, 2014. As of December 31, 2014, we were not in compliance with the financial covenants under the Capital One Credit Facility. We obtained a waiver of such noncompliance in connection with the sixth amendment to the Capital One Credit Facility on March 25, 2015; however, there can be no assurance that we will maintain compliance therewith going forward and we may need to obtain further amendments to avoid an event of default under the facility.
Under the indenture governing our senior secured notes, a special interest trigger event occurred as of December 31, 2013 because our consolidated total net leverage ratio, as calculated under the indenture, exceeded 4.50 to 1.00. As a result, interest on the senior secured notes now accrues at a rate of 15% annum, with the interest in excess of 13% per annum payable in-kind for any interest payment date prior to April 15, 2018 and in cash for any interest payment date thereafter. The additional 2% per annum of interest accrues retroactively from the issue date of the senior secured notes. Similarly, because of the special interest trigger event, the interest rate on the Lion Loan Agreement (as defined in Note 1 of Notes to Consolidated Financial Statements in Item 8, Part II) also increased from 18% to 20% per annum with the additional 2% payable retroactively from the date of the loan agreement. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General Group ("Standard General" and such agreement, subsequent to the assignment, the "Standard General Loan Agreement"). On September 8, 2014, we entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. Interest under the Standard General Loan Agreement is payable in cash or, to the extent permitted by our other debt agreements, in-kind. We are currently paying the interest in cash as the terms of our other debt agreements do not currently permit payment in-kind. On March 25, 2015, one of our subsidiaries borrowed $15,000 under an unsecured credit agreement with Standard General, dated as of March 25, 2015 (the "Standard General Credit Agreement"). The Standard General Credit Agreement is guaranteed by us, bears interest at 14% per annum, and will mature on October 15, 2020. The proceeds of such loan are intended to provide additional liquidity to us as contemplated by the Standstill and Support Agreement.

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
Our failure to comply with the various covenants under our indebtedness could have material adverse consequences to us. Such failure may result in our being unable to borrow under our revolving credit facility, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue our expansion plans. Our debt agreements contain cross-default or cross-acceleration provisions by which non-compliance with covenants, or the acceleration of other indebtedness of at least a specified outstanding principal amount, could also constitute an event of default under such debt agreements. Accordingly, such a failure could result in the acceleration of all of our outstanding debt, and may adversely affect our ability to obtain financing that may be necessary to effectively operate our business and grow the business going forward. In addition, substantially all of our assets are used to secure indebtedness, including loans under our credit agreements, our senior secured notes and certain equipment leasing agreements. In the event of a default on these agreements, substantially all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment. In such an event, we would be required to seek alternative sources of liquidity, and there can be no assurance that any alternative source of liquidity would be available on terms acceptable to us, or at all.
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
A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from our expectations.
Our plans to expand our product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position.
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

In addition, our ability to successfully carry out our plans to expand our product offerings may be affected by, among other things, economic and competitive conditions, changes in consumer spending patterns and consumer preferences, and fashion trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.
Our ability to attract customers to our stores depends heavily on the success of the shopping areas in which they are located.
In order to generate consumer traffic, we locate many of our stores in prominent locations within successful shopping areas. Net sales at these stores are partly dependent on the volume of traffic in those shopping areas. Our stores benefit from the ability of a shopping area's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping areas. We cannot control the availability or cost of appropriate locations within existing or new shopping areas, competition with other retailers for prominent locations or the success of individual shopping areas. Other factors beyond our control that impact consumer traffic include economic conditions nationally or in a particular area, severe weather, competition from internet retailers, changes in consumer demographics in a particular market, the closing or decline in popularity of other stores in the shopping areas where our stores are located, deterioration in the financial conditions of the operators of the shopping areas or developers and consumer spending levels. Furthermore, in pursuing our growth strategy, we will be competing with other retailers for prominent locations within the same successful shopping areas. If we are unable to secure prime store locations or unable to renew store leases on acceptable terms as they expire from time to time, we may not be able to continue to attract the number or quality of customers needed to sustain our projected revenues. All these factors may have a material adverse effect on our financial condition and results of operations.
Our business strategy relies in part on the opening of new stores, the remodeling of existing stores and expanding our business internationally, which may strain our resources, adversely impact the performance of our existing stores, and delay or prevent successful penetration into international markets.
Our business strategy depends in part on opening new retail stores, both domestically and internationally, renewal of existing store leases on terms that meet our financial targets, remodeling existing stores in a timely manner, and cost-efficient operation of these stores. Successful implementation of this portion of our strategy depends on a number of factors including, but not limited to, our ability to:

•	identify and obtain suitable store locations and negotiate acceptable leases for these locations;

•	complete store design and remodeling projects on time and on budget;

•	manage and expand our infrastructure to accommodate growth;

•
generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund expansion and remain in compliance with the relevant covenants in our credit facilities, which may limit our ability to fund such expansion;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	avoid construction delays and cost overruns in connection with the build-out of new stores;

•	hire, train and retain qualified store managers and sales people.

•	gain acceptance from foreign customers;

•	manage foreign exchange rate risks effectively;

•	address existing and changing legal, regulatory and political environments in target foreign markets; and

•	manage international growth, if any, in a manner that does not unduly strain our financial, operating and management resources.
Any expansion of our store base and remodeling of existing stores may not result in an increase in our revenues even though they increase our costs. New stores may place increased demands on our existing financial, operational, managerial and administrative resources, which could cause us to operate less effectively. Further, our ability to fund expansion and other capital expenditures will depend on sufficient cash from internal operations (after taking into account our debt service obligations and subject to the covenants in debt agreements) or financing subject to general economic, legislative, regulatory and other factors that are beyond our control and which financing may not be available on commercially reasonable terms or at all.
Our ability to obtain real estate to open new stores in desirable locations depends upon the availability of real estate that meets our criteria, which includes projected foot traffic, square footage, customer demographics and whether we are able to negotiate lease terms that meet our operating budget. In addition, we must be able to effectively renew our existing store leases from time to time. Failure to secure real estate in desirable locations on economically beneficial terms or to renew leases on existing store locations on economically beneficial terms could have a material adverse effect on our results of operations.
We anticipate that we will incur significant costs related to starting up and maintaining additional foreign operations. Costs may include, and will not be limited to, setting up foreign offices and hiring experienced management. These increased demands may cause us to operate our business less effectively, which in turn could cause deterioration in the performance of our stores. In addition, our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues, operating income, net income, earnings per share, and cash flows.
We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Lowering our price in local currency may result in lower revenue. Conversely, a decrease in the value of the U.S. dollar relative to foreign currencies could increase operating expenses.
Because we utilize foreign suppliers and sell into foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.
Our international operations subject us to risks, including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions;

•	fluctuations in currency exchange rates, which could negatively affect profit margins;

•	timely shipping of product;

•	complications complying with the laws and policies of the United States affecting the exportation of goods, including duties, quotas, and taxes; and

•	complications complying with trade and foreign tax laws.
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
The manufacture of our products is labor intensive and utilizes raw materials supplied by third parties. An important part of our branding and marketing is that our products are made in the U.S. The Federal Trade Commission has stated that for a product to be called "Made in USA," or claimed to be of domestic origin without qualifications or limits on the claim, the product must be "all or virtually all" made in the U.S. The term "U.S." includes the 50 states, the District of Columbia, and the U.S. territories and possessions. "All or virtually all" means that all significant parts and processing that go into the product must be of U.S. origin. That is, the product should contain no, or negligible, foreign content. We meet the Federal Trade Commission's "Made in USA" standard and from the knitting process to the final sewing of a garment, all of the processes are conducted in the U.S., either directly by us in our knitting, manufacturing, dyeing and finishing facilities located in Los Angeles or through commission knitters, dyers and sewers in the Los Angeles metropolitan area and other regions in the U.S. If the cost of labor materially increases, our financial results could be materially adversely affected and our ability to compete against companies with lower labor costs could be hampered. Material increases in labor costs in the U.S. could also force us to move all or a portion of our manufacturing overseas, which could adversely affect our brand identity.
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
Despite the general industry-wide migration of manufacturing operations to lower-cost locations, such as Central America, the Caribbean Basin and Asia, our textile manufacturing operations are still located in the U.S., which is a higher-cost location relative to these offshore locations. In addition, our competitors generally source or produce a greater portion of their textiles from foreign sources with lower costs than us. Our competitors' lower costs of production may allow them to offer their products at lower prices. This could force us to lower our margins or to compete more vigorously with non-price competitive strategies to preserve our margins and sales volume.
Our reliance on operational facilities located in the same vicinity makes our business susceptible to local and regional disruptions or adverse conditions.
We conduct all of our manufacturing operations in the Los Angeles metropolitan area. Among other facilities in the area, our 800,000 square foot facility in downtown Los Angeles houses executive offices as well as cutting and sewing operations. Our distribution operations are located in La Mirada, California. As a result of geographic concentration, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, and other unforeseen events and circumstances.
Southern California is particularly susceptible to earthquakes. Any significant interruption in the operation of any of these facilities could reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, canceled sales and a loss of loyalty to our brand. In addition, if there were a major earthquake, we may have to cease operations for a significant period due to possible damage to our factory or inability to deliver products to our distribution center.

Unionization of employees at our facilities could result in increased risk of work stoppages and high labor costs.
Our employees are not party to any collective bargaining agreement or union. If employees at our manufacturing or distribution facilities were to unionize, our relationship with our employees could be adversely affected. We would also face an increased risk of work stoppages and higher labor costs. One non-union organization that purports to represent the rights of some of our current and former employees has communicated demands to us that are purportedly made on behalf of such current and former employees. We understand that one related group has solicited support with an intention to attempt to be recognized by us as a union. If employees at our manufacturing or distribution facilities were to unionize, or otherwise make collective demands on us, it could adversely affect our relationship with our employees, increase the risk of work stoppages and increase our labor costs and legal fees. Such employee actions could also have a material adverse impact on our operating costs and financial condition and could force us to take actions such as raising prices on our products, curtailing operations and/or relocating all or a portion of our operations overseas.
A disruption in our information technology infrastructure may interrupt our operations.
We depend on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes.
Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, delays in the delivery of merchandise to our stores and customers or lost sales.
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
A failure in our online retail operations could significantly disrupt our business and lead to reduced sales and reputational damage.
Our online retail operations accounted for approximately 10% of net sales for the year ended December 31, 2014 and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

•	changes in consumer preferences and buying trends relating to internet usage;

•	changes in required technology interfaces;

•	website downtime;

•	difficulty in recreating the in-store experience on our website; and

•
risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.

Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.
Failure to protect the integrity and security of our information systems and our customers’ information could materially adversely affect our results of operations, damage our reputation and expose us to litigation.
Our operations, including sales through our e-commerce website and retail stores, involve the collection, storage and transmission of customers' credit card information and personal identification data, as well as employee information and non-public company data. The costs associated with maintaining the security of such information, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud or a malicious breach of our information systems, could materially adversely affect our results of operations. If the security of the customer data stored on our servers or transmitted by our network is breached, our reputation could be materially adversely affected, which could negatively impact our sales results, and we could be subject to litigation. To date, we have not experienced a significant security breach.
We rely heavily on immigrant labor, and changes in immigration laws or enforcement actions or investigations under such laws could materially adversely affect our labor force, manufacturing capabilities, operations and financial results.
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

We are subject to customs, advertising, consumer protection, privacy, zoning and occupancy, and labor and employment laws that could require us to modify our current business practices and incur increased costs.
We are subject to numerous regulations, including customs, advertising, consumer protection and privacy, zoning and occupancy laws and ordinances that regulate the operation of retail stores and warehouse facilities and/or govern the importation, promotion and sale of merchandise. If these regulations were to change or were violated, we could be subject to litigations, fines and penalties and experience increased costs of certain goods and delays in shipments of goods, which would hurt our business and results of operations.
We are also subject to numerous federal and state labor laws, such as minimum wage laws and other laws relating to employee benefits. If these laws were to change, we may incur additional wage and benefit costs, which could adversely affect our profitability. We are currently defending several wage and hour suits. Should these matters be decided against us, we could incur substantial liability, experience an increase in similar suits, and suffer reputational harm. We are unable to predict the financial outcome of these matters at this time, but no assurance can be made that these matters will not result in material financial exposure. See "Note 18 of Notes to Consolidated Financial Statements" in Item 8, Part II for a more detailed discussion of our pending litigation.
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
As of December 31, 2014, we are being audited by government agencies in various jurisdictions in regards to sales, VAT, income, and other taxes and customs duties for certain previous years. For example, in connection with one such audit, the German customs audited the import records of our German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments on our imports. The German authorities demanded, and we paid, in connection with such assessments, $5,183 in 2014.
Although we believe that we properly assess and remit all required sales, VAT, income, and other taxes and customs duties in applicable jurisdictions, no assurance can be made that these matters will not have a material adverse effect on our financial condition and results of operations.
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
We have potential exposure to credit risks on our wholesale sales.
We are exposed to the risk of financial non-performance by our customers, primarily in our wholesale business. Sales to wholesale customers represented approximately 31% of our net sales for the year ended December 31, 2014. Our extension of credit involves considerable use of judgment and is based on an evaluation of each customer's financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials of our customers. One customer in our U.S. wholesale business accounted for 16.6% of our total trade accounts receivable as of December 31, 2014. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends and other available information. However, delays in collecting or the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
Risks Related to the Company's Stock
Our stock price may be volatile.

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

Voting control by our directors, lenders and other affiliates, including Standard General and Dov Charney, may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
In connection with the Standstill and Support Agreement, five directors resigned from the Board, effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and us. The Standstill and Support Agreement provides Standard General and Mr. Charney with specified rights with respect to the appointment of their mutually agreed designees to the Board and the nomination of such designees for election at our annual meeting of stockholders, subject to specified limitations, including that Mr. Charney will not serve as a member of our Board or be nominated by us or Standard General as a Board member. In 2014, Lion exercised its right to designate two members to our Board, whose appointments were effective as of September 15, 2014 and January 13, 2015, respectively. On March 6, 2015, a member appointed by Lion resigned from the Board, and, on March 24, 2015, the Board elected a member designated by Lion to fill that vacancy.
As of March 13, 2015, Mr. Charney owned approximately 42% of our outstanding common stock and Mr. Charney and Standard General collectively controlled the right to vote such common stock. On July 9, 2014, Mr. Charney and Standard General, on behalf of one or more of its funds, entered into a cooperation agreement (the "Cooperation Agreement"), which provides among other things that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that, notwithstanding the terms of the Standstill and Support Agreement, Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement (defined below). In addition, according to Mr. Charney's Schedule 13D/A, dated June 25, 2014, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right, exercisable on or prior to July 15, 2017, to purchase from Mr. Charney shares representing approximately 18.4% of our currently outstanding common stock (consisting of the 27,351,407 shares purchased by Mr. Charney from Standard General using the proceeds of a loan from Standard General and 10% of Mr. Charney’s 47,209,407 original shares which original shares also are pledged as security for such loan, which shares are further referenced in the Cooperation Agreement).
As of March 13, 2015, Lion owned warrants to acquire 24.5 million shares, or approximately 14%, of our outstanding common stock. Mr. Charney and Lion have the right to acquire additional beneficial ownership under certain circumstances. In addition, Mr. Charney and Lion are parties to an investment agreement pursuant to which Lion has the right to designate up to two directors on the Board and a board observer (or, if we increase our board size to 12, up to three directors and no board observers), subject to maintaining certain minimum ownership thresholds of common stock or shares of common stock issuable under Lion's warrants.
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

This concentration of share ownership, agreements allowing Standard General and Lion to appoint members to the Board, and voting agreements between Mr. Charney and Standard General and Mr. Charney and Lion, may adversely affect the trading price for the common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, some or all of our significant stockholders, if they were to act together, would be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of facilitating, delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or encouraging or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, depending on the desires of our significant stockholders. Among other things, such actions may prevent our stockholders from realizing a premium over the current market price for their shares of common stock. Our significant stockholders may also have interests that differ from yours and may vote their shares of common stock in a way with which you disagree and which may be adverse to your interests. Furthermore, Standard General and its affiliates could be our sole lender under our revolving credit facility if it acquires our revolving credit facility.
Our adoption of a stockholders rights plan may delay or make it more difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
On December 21, 2014, our Board adopted a stockholders rights plan (the "Rights Plan"). Under the Rights Plan, we declared a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of January 2, 2015. Each right entitles the registered holder to purchase from us a unit consisting of one ten-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $3.25 per Unit, subject to adjustment. The Rights Plan was implemented by us to protect our stockholders from a threat of creeping control and provide the Board and our stockholders with adequate time to properly assess any take-over bid without undue pressure. However, the Rights Plan may have the effect of delaying, deterring or preventing acquisitions that would otherwise have provided value to our stockholders and may not be effective in preventing an acquirer from ultimately acquiring control over us.
Risks Related to the Company's Industry
We operate in the highly competitive retail and apparel industries and our market share may be adversely impacted at any time by the significant number of competitors in our industries that may compete more effectively than we can.
The apparel industry is characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. The retail apparel industry - specifically, the imprintable apparel market - is fragmented and highly competitive. Prices of certain products we manufacture are determined based on market conditions including the price of raw materials. There can be no assurance that we will be able to compete successfully in the future.
We compete with national and local department stores, specialty and discount store chains, independent retail stores, and internet businesses that market similar lines of merchandise. Many of these competitors have greater name recognition and are better capitalized than us, which may enable them to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition, or adopt more aggressive pricing policies than we can.
We also face competition in European, Asian and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these challenging retail environments. If our international business is not successful, our results of operations could be adversely affected.
The wholesale business competes with numerous wholesale companies based on the quality, fashion, availability, and price of wholesale product offerings. Many of these companies have greater name recognition and greater financial and other resources than us. If we cannot successfully compete with these companies, our business and results of operations could be adversely affected.
Purchases of retail apparel merchandise are generally discretionary and economic conditions may cause a decline in consumer spending which could adversely affect our business and financial performance.
Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, particularly in discretionary areas such as fashion apparel. Our business and financial performance, including sales and the collection of accounts receivable, may be adversely affected by, among other things, any future decrease in economic activity in the markets we serve, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, decreased access to credit, reduced consumer confidence in future economic and political conditions, acts of terrorism, consumer perceptions of personal well-being and security, and other macroeconomic factors affecting consumer spending behavior. A decrease in consumer discretionary spending as a result of macroeconomic conditions may decrease the demand for our products. In addition, reduced consumer spending may cause us to lower prices or drive us to offer additional products at promotional prices, any of which would have a negative impact on gross profit.

Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. Global financial conditions may materially and adversely affect the ability of our suppliers to obtain financing for significant purchases and operations. If certain key suppliers were to become capacity constrained or insolvent as a result of a financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact consumer purchases and our financial results. As a consequence, our operating results for a particular period are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to gauge fashion trends and react to changing consumer preferences in a timely manner, our sales will decrease.
Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The retail apparel business fluctuates according to changes in consumer preferences, which are dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for our market, our sales will be adversely affected. Merchandise misjudgments could have a material adverse effect on our brand image.
Fluctuations in the apparel retail market affect the level of inventory owned by apparel retailers since merchandise must be manufactured in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the retail apparel business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, we will be vulnerable to demand pricing shifts, suboptimal selection and timing of merchandise production. If sales do not meet expectations, excess inventory may lower planned margins.
Elimination or scaling back of U.S. import protections would weaken an important barrier to the entry of foreign competitors who produce their merchandise in lower labor cost locations. This could place us at a disadvantage to those competitors.
Our products are subject to foreign competition. Foreign competitors often have significant labor cost advantages, which can enable them to sell their products at relatively lower prices. However, foreign competitors have faced significant U.S. government import restrictions in the form of tariffs and quotas. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations, and is therefore unpredictable. Given the number of foreign low cost producers, the substantial elimination or scaling back of the import protections that protect domestic apparel producers could have a material adverse effect on our business, financial condition and results of operation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We conduct our primary apparel manufacturing operations out of an 800,000 square-foot facility in the warehouse district of downtown Los Angeles, California. The following table presents non-retail facilities. Each of our domestic properties is used in connection with all of our operating segments. Our foreign offices are solely used in connection with our Canada and International segments, respectively.

Location	Purpose
Los Angeles, California	Headquarters, wholesale and web sales operations, hosiery knitting, cutting and sewing of garments and warehousing
Los Angeles, California	Fabric knitting
Hawthorne, California	Fabric dyeing and finishing
South Gate, California	Cutting, sewing, garment dyeing and finishing
Garden Grove, California	Fabric knitting, fabric dyeing and finishing, cutting and sewing of garments
La Mirada, California	Distribution Center
Montreal, Quebec	Offices and warehousing
London, England	Offices
Tokyo, Japan	Offices
Seoul, South Korea	Offices
Beijing, China	Offices
Berlin, Germany	Offices
Düsseldorf, Germany	Offices
All of our retail stores are leased, and lease terms are typically five to ten years with renewal options for an additional five to ten years. Most of these leases provide for base rent as well as maintenance and common area charges, real estate taxes, and certain other expenses. These retail stores are well maintained, adequately meet our needs, and are being utilized for their intended purposes. Selling space of opened stores sometimes changes due to store renovations that modify space utilization, use of staircases, the configuration of cash registers, and other factors. As of December 31, 2014, we operated seven concession locations among our retail operations.

The following tables present our existing retail stores by geographic region as of December 31, 2014:
Domestic Locations (136)

Arizona (2)		Florida (7)	Massachusetts (3)
Scottsdale		Boca Raton	Boston—
Tucson		Miami Beach—	Back Bay
		Lincoln Road	Newbury Street
California (36)		Sunset Drive	Cambridge
Arcadia	Manhattan Beach	Washington Ave.
Berkeley	Palo Alto	Orlando	Michigan (3)
Claremont	Rancho Cucamonga	St. Augustine	Ann Arbor
Commerce	San Diego—	Wellington	East Lansing
Costa Mesa	Fashion Valley		Royal Oak
Gilroy	Hillcrest	Georgia (3)
Huntington Beach	Pacific Beach	Atlanta—	Minnesota (2)
Irvine Spectrum	San Francisco—	Lenox Mall	Bloomington
Los Angeles—	China Gate	Little Five Points	Minneapolis
Beverly	Haight Ashbury	Atlantic Station
Canoga Park	Union Street		Missouri (1)
Downtown	Santa Barbara	Hawaii (1)	Kansas City
Echo Park	Santa Clara	Honolulu
Factory Store	Santa Cruz		Nevada (3)
Hollywood	Santa Monica—	Illinois (6)	Las Vegas—
Little Tokyo	Main Street	Chicago—	Boca Park
Los Feliz	Third Street Promenade	Belmont & Clark	Miracle Mile
Melrose	Studio City	Gold Coast	Premium Outlets
Westwood Village	Venice	State St.
West Hollywood		Wicker Park	New Jersey (4)
Malibu		Evanston	Cherry Hill
		Schaumburg	Edison
Colorado (2)			Hoboken
Boulder		Louisiana (1)	Paramus
Denver		New Orleans

Connecticut (2)		Maryland (4)
New Haven		Annapolis
South Norwalk		Baltimore
Bethesda
District of Columbia (2)		Silver Spring
Georgetown
Lincoln Square

Domestic Locations (136) (cont'd.)

New York (24)	Pennsylvania (4)	Oregon (4)	Washington (3)
Brooklyn—	King of Prussia	Eugene	Seattle—
Bond Street	Philadelphia—	Portland—	Capitol Hill
Carroll Gardens	Sansom Common	Hawthorne Blvd.	Downtown Seattle
Court Street	Walnut Street	Stark Street	University Way
Nassau Avenue	Pittsburgh	Bridgeport Road
Park Slope
Williamsburg	South Carolina (1)	Wisconsin (2)
Central Valley	Charleston	Madison
Garden City		Milwaukee
Manhattan—	Tennessee (2)
Chelsea	Memphis
Columbia University	Nashville
Columbus Circle
FIT	Texas (7)
Flatiron	Austin—
Gramercy Park	Congress Ave
Harlem	Guadalupe Street
Hell’s Kitchen	Dallas—
Lower Broadway	Mockingbird
Lower East Side	NorthPark Center
Noho	Houston
Soho	Round Rock
Tribeca	San Antonio
Upper East Side
Upper West Side	Utah (1)
White Plains	Salt Lake City

North Carolina (1)	Vermont (1)
Charlotte—	Burlington
SouthPark Mall
Virginia (1)
Ohio (3)	Richmond
Cincinnati
Cleveland
Columbus

Canada (31)

Alberta (4)	Ontario (12)	Saskatchewan (1)
Calgary—	Kingston	Saskatoon
17th Avenue	London
Market Mall	Ottawa
Edmonton—	Thornhill
82nd Avenue	Toronto—
West Edmonton Mall	Bloor Street
Queen Street
British Columbia (6)	Sherway Gardens
Burnaby	Yonge & Dundas
Kelowna	Yonge & Eglington
Vancouver—	Yorkdale Shopping Centre
Granville	Vaughan
South Granville	Waterloo
West 4th Street
Victoria	Quebec (6)
Laval
Manitoba (1)	Montreal—
Winnipeg	Cours Mont-Royal
Mont-Royal Est
Nova Scotia (1)	St-Denis
Halifax	Ste-Catherine West
Pointe-Claire

International Locations (75)

Europe (55)

Austria (1)	Germany (9)	United Kingdom (21)	Spain (1)
Vienna	Berlin—	Birmingham	Barcelona
	Bayreuther Strasse	Brighton
Belgium (1)	Münzstrasse	Bristol	Sweden (2)
Antwerp	Düsseldorf	Glasgow	Stockholm—
	Frankfurt	Leeds	Götgatan
France (12)	Hamburg	Liverpool	Kungsgatan
Aix-en-Provence	Köln	London—
Lyon	Munich	Camden High Street	Switzerland (2)
Paris—	Oberhausen	Carnaby Street	Zurich—
Marais	Stuttgart	Covent Garden	Josefstrasse
Vielle du Temple		Kensington High Street	Rennweg
Beaurepaire	Ireland (1)	King's Cross
Avenue Victor Hugo	Dublin	Oxford Street
Saint-Germain		Portobello Road
Saint-Honore (2)	Italy (2)	Selfridges
Galeries Lafayette	Milan	Shoreditch
La Defense	Rome	Stratford
Toulouse		Westfield
	Netherlands (3)	Manchester—
	Amsterdam—	Manchester
	Bijenkorf	Picadilly
	Noordermarkt	Selfridges
	Utrechtsestraat	Nottingham

Asia (12)		Other International (8)

China (3)	South Korea (5)	Israel (1)	Australia (5)
Beijing—	Busan	Tel Aviv	Adelaide
Nali Mall	Seoul—		Melbourne
PVG	Chungdam	Mexico (1)	Myer Melbourne
Joy City	Hong Dae	Mexico City	Myer Sydney
	Kangnam		Sydney
Myung-dong
Japan (4)		Brazil (1)
Osaka		São Paulo
Tokyo—
Daikanyama
Shibuya (2)

Item 3. Legal Proceedings
We are, from time to time, subject to various claims and contingencies in the ordinary course of business that arise from litigation, business transactions, employee-related matters, or taxes. We establish reserves when we believe a loss is probable and are able to estimate its potential exposure. For a discussion of our reserving methods, see "Critical Accounting Estimates and Policies" in Part II, Item 7 and "Note 1 of Notes to Consolidated Financial Statements" in Item 8, Part II,.
For loss contingencies believed to be reasonably possible, we also disclose the nature of the loss contingency and an estimate of the possible loss or range of loss, or a statement that such an estimate cannot be made. Insurance may cover a portion of such losses; however, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on our business, financial position, results of operations, or cash flows. In all cases, we vigorously defend ourselves unless a reasonable settlement appears appropriate.
For a discussion of legal matters, see "Note 18 of Notes to Consolidated Financial Statements" in Item 8, Part II, which is incorporated herein by reference.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table presents the high and low sales price per share on the NYSE MKT (symbol: APP) since January 2013.

	Common Stock
	High	Low
2014
Fourth Quarter	$1.20	$0.50
Third Quarter	1.30	0.72
Second Quarter	1.00	0.46
First Quarter	1.45	0.46
2013
Fourth Quarter	$1.52	$1.01
Third Quarter	2.09	1.23
Second Quarter	2.20	1.76
First Quarter	2.40	1.00
Holders
As of March 13, 2015, there were 1,049 registered holders of record of our common stock.
Dividends
As a public company, we have not paid any cash dividends since the public offerings of our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, restrictions imposed by our debt agreements significantly restrict us from making dividends or distributions to stockholders.
Authorization of Common Stock
On March 13, 2015, the Company had 230 million authorized shares of common stock with par value of $0.0001 per share.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Note 14 of Notes to Consolidated Financial Statements" in Item 8.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following graph compares the cumulative total shareholder returns on our common stock with the cumulative total return on the companies comprising the Dow Jones Industrial Average, the Dow Jones U.S. Retail Index, and the Standard and Poor's 500 Composite Stock Price Index ("S&P 500 Index") over the last five years. The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the Dow Jones Industrial Average, the Dow Jones U.S. Retail Index, and the S&P 500 Index, assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	2009	2010	2011	2012	2013	2014
American Apparel	$100	$54	$23	$33	$40	$33
Dow Jones U.S. Retail	100	116	122	147	200	228
Dow Jones Industrial	100	111	117	126	159	171
S&P 500 Index	100	113	113	128	166	185

Item 6. Selected Financial Data
The following selected financial data presented are derived from, and are qualified by reference to, our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$608,891	$633,941	$617,310	$547,336	$532,989
Gross profit	$309,135	$320,885	$327,383	$294,900	$279,909
(Loss) income from operations	$(27,583)	$(29,295)	$962	$(23,293)	$(50,053)
Net loss	$(68,817)	$(106,298)	$(37,272)	$(39,314)	$(86,315)
Per Share Data:
Net loss per common share - basic and diluted	$(0.43)	$(0.96)	$(0.35)	$(0.42)	$(1.21)
Weighted-average basic and diluted shares outstanding (a)	158,844	110,326	105,980	92,599	71,626

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Inventories, net	$147,578	$169,378	$174,229	$185,764	$178,052
Total assets	$294,389	$333,752	$328,212	$324,721	$327,950
Working capital (b)	$55,955	$74,261	$80,022	$97,013	$3,379
Long-term debt, net of current portion (c)	$219,370	$218,921	$112,856	$98,868	$5,597
Stockholders' (deficit) equity	$(115,516)	$(77,404)	$22,084	$48,130	$75,024
___________________________
(a) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles ("GAAP").
(b) Excludes fair value of warrants of $19,239, $20,954, $17,241, $9,633, and $993 as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(c) Includes capital leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with "Item 6. Selected Financial Data" and our audited consolidated financial statements and the related notes thereto included in "Item 8. Financial Statements and Supplementary Data." In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under "Item 1A. Risk Factors" and "Special Note Regarding Forward-Looking Statements" in Part I and elsewhere in this Annual Report on Form 10-K. In addition, all dollar and share amounts in Item 7 are presented in thousands, except for per share items and unless otherwise specified.
OVERVIEW
A. General
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. We also operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and screen printers. In 2003, we opened our first retail store in Los Angeles, California. As of March 13, 2015, we had approximately 10,000 employees and operated 239 retail stores in 20 countries, including the U.S., Canada, the U.K., Australia, Austria, Belgium, Brazil, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, the Netherlands, South Korea Spain, Sweden, and Switzerland. We currently operate 13 e-commerce stores in eight languages that serve customers from over 50 countries worldwide at www.americanapparel.com.
Because we manufacture domestically and are vertically integrated, we believe this enables us to more quickly respond to customer demand and changing fashion trends and to closely monitor product quality. Our products are noted for quality and fit, and together with our distinctive branding, these attributes have differentiated our products in the marketplace.
We have four operating segments; U.S. Wholesale, U.S. Retail, Canada, and International. The U.S. Wholesale segment consists of our wholesale operations of undecorated apparel products sold to distributors and third party screen printers in the U.S. as well as our online consumer sales in the U.S. The U.S. Retail segment consists of our retail operations in the U.S., which comprised 136 retail stores as of December 31, 2014. The Canada segment includes wholesale, retail and online consumer operations in Canada. As of December 31, 2014, the retail operations in the Canada segment comprised 31 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of December 31, 2014, the retail operations in the International segment comprised 75 retail stores operating in 18 countries outside the U.S. and Canada.
The following table presents, by segment, the change in retail store count during the years ended December 31, 2014, 2013 and 2012:

	U.S. Retail	Canada	International	Total
2014
Open at December 31, 2013	139	32	77	248
Opened	3	0	3	6
Closed	(6)	(1)	(5)	(12)
Open at December 31, 2014	136	31	75	242

2013
Open at December 31, 2012	140	35	76	251
Opened	3	0	6	9
Closed	(4)	(3)	(5)	(12)
Open at December 31, 2013	139	32	77	248

2012
Open at December 31, 2011	143	37	69	249
Opened	1	0	9	10
Closed	(4)	(2)	(2)	(8)
Open at December 31, 2012	140	35	76	251
B. Comparable Store Sales
The table below shows the change in comparable store sales for our retail and online stores, by quarter, for the years ended December 31, 2014, 2013, and 2012, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.

In calculating constant currency amounts, we convert the results of our foreign operations during the current and the prior year comparable period by using the weighted-average foreign exchange rate for the current comparable period to achieve a consistent basis for comparison.

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
2014 (a)	(5)%	(6)%	(7)%	(7)%	(6)%
Number of Stores	236	233	230	229

2013 (a)	8%	7%	2%	(3)%	3%
Number of Stores	238	237	237	235

2012 (a)	14%	16%	20%	11%	15%
Number of Stores	243	244	242	238
______________________
(a) Comparable store sales results include the impact of online store sales and has been adjusted to exclude impact of extra leap-year day in 2012.
C. Executive Summary
Recent Developments
On December 16, 2014, the Board appointed Paula Schneider as CEO, effective January 5, 2015. This appointment followed the termination of Dov Charney, former President and CEO, for cause in accordance with the terms of his employment agreement. Scott Brubaker, who served as Interim CEO since September 29, 2014, continued in the post until Ms. Schneider joined us. Additionally, on September 29, 2014, the Board appointed Hassan Natha as CFO, and John Luttrell resigned as Interim CEO and CFO.
On July 7, 2014, we received a notice from Lion asserting an event of default and an acceleration of the maturity of the loans and other outstanding obligations under the Lion Loan Agreement as a result of the suspension of Dov Charney as CEO by the Board. On July 14, 2014, Lion issued a notice rescinding the notice of acceleration. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General. Standard General waived any default under the Standard General Loan Agreement that may have resulted or that might result from Mr. Charney not being the CEO.
On September 8, 2014, we and Standard General entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO would constitute an event of default.
On March 25, 2015, we entered into the Sixth Amendment to the Capital One Credit Facility ("the Sixth Amendment") which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratio, maximum leverage ratio and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
On March 25, 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement. The Standard General Credit Agreement is guaranteed by us, bears interest at 14% per annum, and will mature on October 15, 2020.
In connection with the Standstill and Support Agreement among us, Standard General and Mr. Charney, five directors including Mr. Charney resigned from the Board effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and us. In addition, Lion exercised its rights to designate two members to our Board, whose appointments were effective as of September 15, 2014 and January 13, 2015, respectively. On March 6, 2015, a member appointed by Lion resigned from the Board, and on March 24, 2015, the Board elected a member designated by Lion to fill that vacancy.
In 2012, German customs audited the import records of our German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments on certain containers of goods imported. The German customs imposed a substantially higher tariff rate than the original rate that we had paid on the imports, more than doubling the amount of the tariff that we would have to pay. The assessments of additional retaliatory duty originated from a trade dispute. Despite the ongoing appeals of the assessment, the German authorities demanded, and we paid, in connection with such assessment, $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. We recorded the duty portion of $79 in cost of sales and the retaliatory duties, interest and penalties of $5,104 in general and administrative expenses in our consolidated statements of operations.
Summary of Financial Results
Net sales for the year ended December 31, 2014 decreased $25,050, or 4.0%, from the year ended December 31, 2013 due to lower sales at our U.S. Retail, Canada and International segments, partly offset by an increase in the U.S. Wholesale segment.
Gross profits as a percentage of sales were 50.8% and 50.6% for the year ended December 31, 2014 and 2013, respectively. Excluding the effects of the significant events described below, gross profits as a percentage of net sales increased slightly to 52.2% and 51.1% for the year ended December 31, 2014 and 2013, respectively. The increase was mainly due to a reduction in freight costs associated with the completion of our transition to the La Mirada distribution center in late 2013.
Operating expenses for the year ended December 31, 2014 decreased $14,660, or 4.2%, from the year ended December 31, 2013. Excluding the effects of the significant events discussed below, operating expenses for the year ended December 31, 2014 decreased $27,616 from the year ended December 31, 2013. The decrease was primarily due to lower payroll from our cost reduction efforts and reduced expenditures on advertising and promotional activities.
Loss from operations was $27,583 for the year ended December 31, 2014 as compared to $29,295 for the year ended December 31, 2013. Excluding the effects of the significant events discussed below, our operating results for the year ended December 31, 2014 would have been an income from operations of $6,838 as compared with a loss from operations of $13,482 for the year ended December 31, 2013. Lower operating expenses as discussed above were offset by lower sales volume and higher retail store impairments.
Net loss for the year ended December 31, 2014 was $68,817 as compared to $106,298 for the year ended December 31, 2013. The improvement was mainly due to the $1,712 reduction in loss from operations due to the significant events discussed below, the change of $5,428 in fair value of warrants between periods, and the $32,101 loss on the extinguishment of debt in 2013. See Results of Operations for further details.
Cash used in operating activities for the year ended December 31, 2014 was $5,212 compared to $12,723 for the year ended December 31, 2013 from the corresponding period in 2013. The decrease was mainly due to decreased inventory levels and improved operating income excluding certain significant costs discussed below. The decrease was partially offset by an increase in interest payments and payments related to the significant costs.
Significant Events
The table below summarizes the impact to our earnings of certain costs which we consider to be significant and presents gross profit, operating expenses, and income from operations on an as-adjusted basis, together with the reconciliation to the mostly directly comparable GAAP measure:

	Year Ended December 31,
	2014	% of Net Sales	2013	% of Net Sales
Gross profit	$309,135	50.8%	$320,885	50.6%
Changes to supply chain operations	0		3,027
Additional inventory reserves	4,525		0
Customs settlements and contingencies	4,154		0
Gross profit - adjusted (Non-GAAP)	$317,814	52.2%	$323,912	51.1%

Operating expenses	$333,980	54.9%	$348,640	55.0%
Changes to supply chain operations	0		(11,847)
Customs settlements and contingencies	(8,341)		0
Internal investigation	(10,376)		0
Employment settlements and severance	(7,025)		(939)
Operating expenses - adjusted (Non-GAAP)	$308,238	50.6%	$335,854	53.0%

Loss from operations	$(27,583)	(4.5)%	$(29,295)	(4.6)%
Changes to supply chain operations	0		14,874
Additional inventory reserves	4,525		0
Customs settlements and contingencies	12,495		0
Internal investigation	10,376		0
Employment settlements and severance	7,025		939
Income (loss) from operations - adjusted (Non-GAAP)	$6,838	1.1%	$(13,482)	(2.1)%
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
Additional inventory reserves - In late 2014, new management undertook a strategic shift to change its inventory profile and actively reduce inventory levels to improve store merchandising, working capital and liquidity. As a result, we implemented an initiative to accelerate the sale of slow-moving inventory through our retail and online sales channels, as well as through certain off-price channels. As part of this process, management conducted a style-by-style review of inventory and identified certain slow-moving, second quality finished goods and raw materials inventories that required additional reserves as a result of the decision to accelerate sales of those items. Based on our analysis of the quantities on hand as well as the estimated recovery on these items, we significantly increased our excess and obsolescence reserve by $4,525 through a charge against cost of sales in our consolidated statements of operations.
Customs settlements and contingencies - In 2012, German authorities audited the import records of our German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments on certain containers of goods imported. Despite ongoing appeals of the assessment, the German authorities demanded, and we paid, the outstanding balance of approximately $4,500 in the latter half of 2014. We recorded the duty portion of $79 in cost of sales and the retaliatory duties, interest and penalties of $5,104 in general and administrative expenses in our consolidated statements of operations. Additionally, during the fourth quarter of 2014, we wrote off approximately $3,300 in duty receivables to cost of sales in our consolidated statements of operations. These duty receivables related to changes in transfer costs for products sold to our European subsidiaries. We are also subject to, and have recorded charges related to, customs and similar audit settlements and contingencies in other jurisdictions.
Internal Investigation - On June 18, 2014, the Board voted to replace Mr. Charney as Chairman of the Board, suspended him as our President and CEO and notified him of its intent to terminate his employment for cause. In connection with the Standstill and Support Agreement, the Board formed the Internal Investigation which ultimately concluded with his termination for cause on December 16, 2014. The suspension, internal investigation, and termination have resulted in substantial legal and consulting fees.
Employment Settlements and Severance - In 2011, an industrial accident at our facility in Orange County, California resulted in a fatality to one of our employees, and in accordance with law, a mandatory criminal investigation was initiated. On August 19, 2014, a settlement of all claims related to the criminal investigation, pursuant to which the Company paid $1,000, was approved by the California Superior Court in Orange County. In addition, we had previously disclosed employment-related claims and experienced unusually high employee severance costs during 2014. See Note 15 and 18 of Notes to Consolidated Financial Statements in Item 8.
Management's Plan
Throughout 2014 and into early 2015, we have brought on a new board of directors and hired on new senior management, including our CEO, CFO and General Counsel, as well as other additions to the management team. Together, our new board of directors and new management team are focused on implementing a turnaround strategy and enhancing our corporate governance policies and practices. We have started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. To that end, we have added new members to our executive team in the areas of planning and forecasting, operations, marketing and e-commerce. Additionally, we continue to drive productivity from our distribution center, reduce inventory, reduce labor costs, and consolidate our administrative and manufacturing functions. We have also added members to our legal and human resources departments and have introduced a new code of ethics which we ask all of our new and current employees to read. We believe that a strong operational and financial discipline, along with a robust corporate governance structure, is an important element of our long-term business strategy.
Although we have made progress under these programs, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Our cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that our planned improvements will be successful.
D. Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements requires judgment and estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period.
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
We consider our most critical accounting policies and estimates to include:
•revenue recognition;
•inventory valuation and obsolescence;
•valuation and recoverability of long-lived assets, including the values assigned to goodwill, intangible assets, and property and equipment;
•fair value calculations including derivative liabilities;
•contingencies, including accruals for the outcome of current litigation and assessments and self-insurance
•income taxes, including uncertain income tax positions and recoverability of deferred income taxes and any limitations as to net operating losses.
Complete descriptions of our significant accounting policies are outlined in Note 2 of Notes to Consolidated Financial Statements in Item 8.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to Year Ended December 31, 2013
(in thousands)

	Year Ended December 31,
	2014	% of net sales	2013	% of net sales
U.S. Wholesale	$208,969	34.3%	$201,251	31.8%
U.S. Retail	191,442	31.4%	205,011	32.3%
Canada	51,544	8.5%	60,134	9.5%
International	156,936	25.8%	167,545	26.4%
Total net sales	608,891	100.0%	633,941	100.0%
Cost of sales	299,756	49.2%	313,056	49.4%
Gross profit	309,135	50.8%	320,885	50.6%
Selling and distribution expenses	212,557	34.9%	241,683	38.1%
General and administrative expenses	121,423	19.9%	106,957	16.9%
Retail store impairment	2,738	0.4%	1,540	0.2%
Loss from operations	(27,583)	(4.5)%	(29,295)	(4.6)%

Interest expense	39,853		39,286
Foreign currency transaction loss (a)	1,479		1
Unrealized (gain) loss on change in fair value of warrants (b)	(1,715)		3,713
(Gain) loss on extinguishment of debt	(171)		32,101
Other (income) expense	(371)		131
Loss before income tax	(66,658)		(104,527)
Income tax provision	2,159		1,771
Net loss	$(68,817)		$(106,298)
______________________
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the year ended December 31, 2014, excluding online consumer net sales, increased by $8,113 or 5.1%, from the year ended December 31, 2013 mainly due to a significant new distributor that we added during the second quarter of 2014. We continue our focus on increasing our customer base by targeting direct sales, particularly sales to third-party screen printers. Online consumer net sales for the year ended December 31, 2014 decreased $395, or 1.0%, from the year ended December 31, 2013 mainly due to lower sales order volume. We continue our focus on targeted online advertising and promotional efforts.
(2) U.S. Retail
U.S. Retail net sales for the year ended December 31, 2014 decreased $13,569, or 6.6%, from the year ended December 31, 2013 mainly due to a decrease of approximately $14,000 in comparable store sales as a result of lower store foot traffic. Net sales decreased approximately $4,800 due to the closure of six stores in 2014, offset by an increase of approximately $1,100 from two new stores added since the beginning of January 2013.
(3) Canada
Canada net sales for the year ended December 31, 2014 decreased $8,590, or 14.3%, from the year ended December 31, 2013 mainly due to approximately $4,900 in lower sales, primarily in the retail and wholesale channels, and the unfavorable impact of foreign currency exchange rate changes of approximately $3,700.
Retail net sales for the year ended December 31, 2014 decreased $7,076, or 15.7%, from the year ended December 31, 2013 due to $4,300 lower sales resulting from the closure of one retail store and approximately $1,700 from lower comparable store sales due to lower store foot traffic. Additionally, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $2,800.

Wholesale net sales for the year ended December 31, 2014 decreased $1,868, or 15.4%, from the year ended December 31, 2013. The decrease was largely due to lower sales orders resulting from a tightening focus on higher margin customers and lingering effects of order fulfillment delays associated with transition issues at the La Mirada distribution center. In addition, the impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $700.
Online consumer net sales for the year ended December 31, 2014 increased $354, or 12.3%, from the year ended December 31, 2013 mainly due to email advertising campaign, as well as improvements to the online store rolled out in the second half of 2013. This increase in sales was partially offset by the impact of foreign currency exchange rate changes of approximately $200.
(4) International
International net sales for the year ended December 31, 2014 decreased $10,609, or 6.3%, from the year ended December 31, 2013 due to approximately $10,500 lower sales in all three sales channels and the unfavorable impact of foreign currency exchange rate changes of approximately $100.
Retail net sales for the year ended December 31, 2014 decreased $10,404, or 7.4%, from the year ended December 31, 2013. The decrease was due to lower comparable store sales of approximately $10,500 and lower sales of approximately $1,400 for the closure of five retail stores in 2014. The decrease was offset by approximately $200 higher sales due to seven new stores added since the beginning of January 2013 and the unfavorable impact of foreign currency exchange rate changes of approximately $400.
Wholesale net sales for the year ended December 31, 2014 were flat as compared to the year ended December 31, 2013. The favorable impact of foreign currency exchange rate changes was approximately $100.
Online consumer net sales for the year ended December 31, 2014 decreased $154, or 0.9%, from the year ended December 31, 2013 mainly due to lower sales order volume in Japan and Continental Europe, offset by higher sales order volume in Korea and the favorable impact of foreign currency exchange rate changes of approximately $200.
(5) Gross profit
Gross profit for the year ended December 31, 2014 decreased to $309,135 from $320,885 for the year ended December 31, 2013 due to lower retail sales volume at our U.S. Retail, Canada and International segments, offset by higher sales at our U.S. Wholesale segment. Excluding the effects of the significant events described above, gross profit as a percentage of net sales for the year ended December 31, 2014 slightly increased to 52.2% from 51.1%. The increase was mainly due to a decrease in freight costs associated with the completion of our transition to our La Mirada facility, offset by lower sales at our retail store operations.
(6) Selling and distribution expenses
Selling and distribution expenses for the year ended December 31, 2014 decreased $29,126, or 12.1%, from the year ended December 31, 2013. Excluding the effects of the changes to our supply chain operations discussed above, selling and distribution expenses decreased $17,279, or 7.5% from the year ended December 31, 2013 due primarily to lower selling related payroll costs of approximately $9,000, lower advertising costs of approximately $4,600 and lower travel and entertainment expenses of $1,400, all primarily as a result of our cost reduction efforts.
(7) General and administrative expenses
General and administrative expenses for the year ended December 31, 2014 increased $14,466, or 13.5%, from the year ended December 31, 2013. Excluding the effects of customs settlements and contingencies, the internal investigation, and employment settlements and severance discussed above, general and administrative expenses decreased $10,337, or 9.8% from the year ended December 31, 2013. The decrease was primarily due to $3,600 in lower share based compensation expense relating to the expiration and forfeiture of certain market based and performance based share awards and decreases in salaries and wages of approximately $3,800 and miscellaneous expenses such as travel, repair, and bank fees.
(8) Loss from operations
Loss from operations was $27,583 for the year ended December 31, 2014 as compared to $29,295 for the year ended December 31, 2013. Excluding the effects of the significant events described above, our operating results for the year ended December 31, 2014 would have been an income from operations of $6,838 as compared with a loss from operations of $13,482 for the year ended December 31, 2013. Lower sales volume and higher retail store impairments were offset by decreases in our operating expenses as discussed above.
(9) Income tax provision
The provision for income tax for the year ended December 31, 2014 increased to $2,159 as compared to $1,771 for the year ended December 31, 2013. Although we incurred a loss from operations on a consolidated basis for the years ended December 31, 2014 and 2013, some of our foreign domiciled subsidiaries reported income from operations and are taxed on a stand-alone reporting basis. In 2014 and 2013, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. We recognized no tax benefits on our loss before income taxes in 2014 and 2013. See Note 11 of Notes to Consolidated Financial Statements in Item 8.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
(in thousands)

	For the Year Ended December 31,
	2013	% of net sales	2012	% of net sales
U.S. Wholesale	$201,251	31.7%	$185,355	30.0%
U.S. Retail	205,011	32.3%	198,886	32.2%
Canada	60,134	9.5%	63,669	10.3%
International	167,545	26.4%	169,400	27.5%
Total net sales	633,941	100.0%	617,310	100.0%
Cost of sales	313,056	49.4%	289,927	47.0%
Gross profit	320,885	50.6%	327,383	53.0%
Selling and distribution expenses	241,683	38.1%	227,447	36.8%
General and administrative expenses	106,957	16.9%	97,327	15.8%
Retail store impairment	1,540	0.2%	1,647	0.3%
(Loss) income from operations	(29,295)	(4.6)%	962	0.2%
Interest expense	39,286		41,559
Foreign currency transaction loss (a)	1		120
Unrealized loss on change in fair value of warrants (b)	3,713		4,126
Loss (gain) on extinguishment of debt	32,101		(11,588)
Other expense	131		204
Loss before income tax	(104,527)		(33,459)
Income tax provision	1,771		3,813
Net loss	$(106,298)		$(37,272)
______________________
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
Online consumer net sales increased $5,825 or 16.3%, to $41,569 for the year ended December 31, 2013 as compared to $35,744 for the year ended December 31, 2013 primarily due to certain targeted promotional efforts and improved merchandising of the web store and as a result of the implementation of a new e-commerce platform in late 2012, which improved web store functionality.
(2) U.S. Retail
U.S. Retail net sales increased $6,125, or 3.1%, to $205,011 for the year ended December 31, 2013 as compared to $198,886 for the year ended December 31, 2012. Net sales growth was generated by the continued strength of our product offerings and targeted strategic promotions, which contributed to a 3%, or $5,270, increase in our comparable store sales. Additionally, new stores contributed $4,037 in net sales. These increases were partially offset by $2,035 of lower warehouse sales in 2013 as compared to 2012 and a decrease of $1,861 as a result of store closures.
(3) Canada
Canada net sales decreased $3,535, or 5.6%, to $60,134 for the year ended December 31, 2013 as compared to $63,669 for the year ended December 31, 2012 due primarily to lower sales in the retail sales channel as a result of store closures. Additionally, the impact of foreign currency changes contributed to the sales decrease: holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the current period would have been approximately $61,948, or 2.7% lower when compared to 2012.
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
(4) International
International net sales decreased $1,855, or 1.1%, to $167,545 for the year ended December 31, 2013 as compared to $169,400 for the year ended December 31, 2012 as a result of the negative impact of foreign currency fluctuation. Holding foreign currency exchange rates constant to those prevailing in the comparable period in 2012, total revenue for the International segment for 2013 would have been approximately $170,084, or 0.4% higher when compared to 2012.
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
(5) Gross profit
Gross profit for the year ended December 31, 2013 was 50.6% compared to 53.0% for the year ended December 31, 2012. The decrease in gross profit was due to higher distribution costs and promotions associated with our retail operation and increased production costs associated with our manufacturing operation.
(6) Selling expenses:
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
(7) General and administrative expenses
General and administrative expenses increased $9,630, or 9.9%, to $106,957 for the year ended December 31, 2013 as compared to $97,327 for the year ended December 31, 2012. As a percentage of sales, general and administrative expenses increased to 16.9% in 2013 from 15.8% in 2012. The increase in general and administrative expenses was primarily due to higher computer software licensing related costs of $3,109 associated with the recent improvements to our online store stores and other software upgrades, higher equipment lease expenses of $3,181 and higher depreciation and amortization expenses of $2,584 consistent with increased capital expenditures.
(8) Interest expense
Interest expense decreased $2,273 to $39,286 for the year ended December 31, 2013 from $41,559 for the year ended December 31, 2012, primarily due to lower average interest rates on our outstanding debt. Interest expense for the year ended December 31, 2013 relates primarily to interest on our Notes and our credit agreement with Lion that was terminated in April 2013 (the "Lion Credit Agreement").

(9) Loss (gain) on extinguishment of debt
During the year ended December 31, 2013, we recorded a loss on extinguishment of debt of $32,101 relating to the termination of our credit agreements with Crystal and Lion in April 2013. During the year ended December 31, 2012, we recorded a gain on extinguishment of debt pertaining to an amendment to the Lion Credit Agreement of approximately $11,588. See Note 7 of Notes to Consolidated Financial Statements.
(10) Income tax provision
The provision for income tax decreased to $1,771 for the year ended December 31, 2013 as compared to $3,813 for the year ended December 31, 2012. Although we incurred a loss from operations on a consolidated basis for the year ended December 31, 2013, some of our foreign domiciled subsidiaries reported income from operations and are taxed on a stand-alone reporting basis. In 2013 and 2012, we recorded valuation allowances against a majority of our deferred tax assets, including 100% of the U.S. deferred tax assets and certain foreign deferred tax assets. We recognized no tax benefits on our loss before income taxes in 2013 and 2012. See Note 11 of Notes to Consolidated Financial Statements in Item 8.
LIQUIDITY AND CAPITAL RESOURCES

Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, bank and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to increase sales, reduce costs or improve working capital and liquidity. Beginning with the fourth quarter of 2013, we instituted various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead. We also limited capital expenditures starting the first quarter of 2014. In addition, we continue to drive productivity improvements from our new distribution center, retail stores, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing. As we implement the turnaround plan in 2015, we expect to incur additional costs, such as sales discounts and write-downs, on the sale and disposal of slow-moving inventory and the closure of non-performing stores.
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
Recent Developments
As of December 31, 2014, we had $8,343 in cash, $34,299 outstanding on our $50,000 asset-backed revolving credit facility with Capital One and $13,146 of availability for additional borrowings under the Capital One Credit Facility. As of March 13, 2015, we had $5,837 availability for additional borrowings under the Capital One Credit Facility. The scheduled interest payment on the Notes due on April 15, 2015 is approximately $13,900.
On March 25, 2015, we entered into the Sixth Amendment to the Capital One Credit Facility ("the Sixth Amendment") which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratio, maximum leverage ratio and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
As of December 31, 2014, we were not in compliance with the maximum leverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2014 through December 31, 2014 covenant reference period, the maximum leverage ratio was 6.70 to 1.00 as compared with the covenant maximum of 5.10 to 1.00 and the minimum adjusted EBITDA was $38,186 as compared with the covenant minimum of $41,124. However, these covenant violations were waived by the Sixth Amendment. For the year ended December 31, 2014, we were required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and a maximum capital expenditure of not more than $8,000. We were in compliance with these covenants at December 31, 2014.
On March 25, 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement. The Standard General Credit Agreement is guaranteed by us, bears interest at 14% per annum, and will mature on October 15, 2020. The proceeds of such loan are intended to provide additional liquidity to us as contemplated by the Standstill and Support Agreement.

We believe that we have sufficient financing commitments to make the April 15, 2015 interest payment as well as meet other funding requirements for the next twelve months.
A. Cash Flow

	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(5,212)	$(12,723)	$23,589
Investing activities	(9,583)	(25,147)	(24,853)
Financing activities	15,552	34,228	4,214
Effect of foreign exchange rate changes on cash	(1,090)	(535)	(390)
Net (decrease) increase in cash	$(333)	$(4,177)	$2,560
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Cash used in operating activities decreased for the year ended December 31, 2014 from the corresponding period in 2013. The decrease was mainly due to decreased inventory levels and improved operating income excluding certain significant costs discussed in Results of Operations. The decrease was partially offset by approximately $15,500 increase in interest payments, primarily on our Notes, and payments related to the significant costs discussed in Results of Operations. The scheduled interest payments on our Notes in April and October 2015 will be approximately $13,900 per pay period.
Cash used in investing activities decreased for the year ended December 31, 2014 from the corresponding period in 2013, mainly due to our ongoing efforts to reduce capital expenditures.
Cash provided by financing activities decreased for the year ended December 31, 2014 from the corresponding period in 2013. In March 2014, we completed a public offering of approximately 61,645 shares of our common stock at $0.50 per share for net proceeds of $28,435. During the year ended December 31, 2014, we repaid a net amount of $9,709 borrowed under the Capital One Credit Facility. On April 4, 2013, we issued the Notes for aggregate net proceeds of $199,820 and entered into a new asset-backed revolving credit agreement with Capital One. The net proceeds of the Notes, together with borrowings under the new credit facility, were used to repay and terminate the outstanding amounts with Lion of $144,149 and with Crystal Financial LLP of $66,411.
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Cash used in operating activities was $12,723 as compared with cash provided by operating activities of $23,589 as a result of a decrease in our gross profit percentage, the impact to our cost of sales and operating expenses from the transition to our new distribution facility, and higher computer software and store supply expenses as we continue to improve both our online and retail stores. These were offset by a decrease in working capital requirements of $7,811.
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
Cash used in investing activities increased mainly due to capital expenditures as we continue to make improvements to our existing stores and open new stores, investments in equipment and software for our new distribution center, and continuing investments in our manufacturing equipment, software and website development. During this period, six new retail stores were opened in the International segment.
Cash provided by financing activities increased mainly due to issuance of the Notes and borrowings from our Capital One and Bank of Montreal revolving credit facilities. The net proceeds from the offering of the Notes, together with borrowings under the new credit facility, were used to repay and terminate the outstanding amounts with Lion Capital and Crystal Financial.

B. Debt
The following is an overview of our total debt as of December 31, 2014:

Description of Debt	Lender	Interest Rate	December 31, 2014	Covenant Violations
Revolving credit facility	Capital One	(a)	$34,299	Yes
Senior Secured Notes		15.0%	208,084	No
Standard General Loan Agreement	Standard General	17.0%	9,049	No
Capital lease obligations	(b)	0.4% ~ 24.1%	4,960	N/A
Other			268	N/A
Cash overdraft			5,714	N/A
Total			$262,374
______________________
(a) LIBOR plus 5.0% or the bank's prime rate plus 4.0% at our option according to the Fifth Amendment.
(b) 31 individual leases ranging between from $2 to $2,402.
For additional disclosures regarding our debts, see Note 7 and Note 8 of Notes to Consolidated Financial Statements in Item 8.
Financial Covenants
Capital One Credit Facility - In March 2014, we entered into the Fifth Amendment to the Capital One Credit Facility ("the "Fifth Amendment"), which waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Under the Fifth Amendment, we are subject to specified borrowing requirements and covenants including minimum fixed charge coverage ratios, maximum leverage ratios, and maximum capital expenditures and minimum adjusted EBITDA.
On March 25, 2015, we entered into the Sixth Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratio, maximum leverage ratio and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
As of December 31, 2014, we were not in compliance with the maximum leverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2014 through December 31, 2014 covenant reference period, the maximum leverage ratio was 6.70 to 1.00 as compared with the covenant maximum of 5.10 to 1.00 and the minimum adjusted EBITDA was $38,186 as compared with the covenant minimum of $41,124. However, these covenant violations were waived by the Sixth Amendment. For the year ended December 31, 2014, we were required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and a maximum capital expenditure of not more than $8,000. We were in compliance with these covenants at December 31, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of foreign subsidiaries, subject to some restrictions. It requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of December 31, 2014, we had $1,080 of outstanding letters of credit secured against the Capital One Credit Facility.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. We were in compliance with the required covenants at December 31, 2014.

Standard General Loan Agreement - The Standard General Loan Agreement contains the same restrictive covenants as Lion Loan Agreement, which incorporated by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. As of December 31, 2014, we were in compliance with the required covenants of the Standard General Loan Agreement.
Standard General Credit Agreement - The Standard General Credit Agreement contains customary defaults, including cross event of default to the Notes and the Standard General Loan Agreement and cross acceleration to other indebtedness above a threshold amount. If we experience certain change of control events, we are required to offer to prepay the Standard General Credit Agreement at 101% of the outstanding principal amount plus accrued and unpaid interest on the date of the prepayment. We will be required to prepay loans under the Standard General Credit Agreement to the extent necessary to avoid the loan being characterized as an "applicable high yield discount obligation" within the meaning of the Internal Revenue Code, by the first interest payment date following the fifth anniversary of closing.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Our material off-balance sheet contractual commitments are mainly operating lease obligations and letters of credit.
Operating lease commitments mainly consist of leases for our retail stores, manufacturing facilities, main distribution centers, and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. As appropriate, we intend to negotiate lease renewals as the leases approach expiration. We also have capital lease obligations, which consist of our manufacturing equipment leases.
Issued and outstanding letters of credit were $1,080 at December 31, 2014, related primarily to workers' compensation insurance and store leases.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014, which relate to future minimum payments due under non-cancelable licenses, leases, revolving credit facilities, long-term debt and advertising commitments. Future minimum rental payment on operating lease obligations presented below do not include any related property insurance, taxes, maintenance or other related costs required by operating leases.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	More than 5 years
Current debt	$34,312	$34,312	$0	$0	$0
Long-term debt (a)	217,388	0	0	0	217,388
Capital lease obligations, including interest	5,385	3,328	2,057	0	0
Operating lease obligations	247,317	63,007	93,676	43,945	46,689
Advertising commitments	1,283	1,283	0	0	0
Self-insurance reserves	22,071	6,989	7,745	4,047	3,290
Total contractual obligations	$527,756	$108,919	$103,478	$47,992	$267,367
______________________
(a) Excludes unamortized discount of $5,965 at December 31, 2014 and estimates of future cash and paid-in-kind interest of $7,233 related to the Notes and Standard General Loan Agreement.
(b) The table excludes liabilities of $477 related to uncertainty in tax settlement as we are unable to reasonably estimate the timing and amount of related future payments.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
We are subject to various market risk exposures such as interest rate risk associated with our credit facilities, foreign currency exchange rate risk associated with our foreign operations, and inflation. Adverse changes to these risks may occur due to changes in the liquidity of a market, or to changes in market perceptions of creditworthiness and risk tolerance. The following disclosure reflects estimates of future performance and economic conditions. Actual results may differ.
Interest Rate Risk
Based on our interest rate exposure on variable rate borrowings at December 31, 2014, a 1% increase in average interest rate on our borrowings would increase future interest expense by approximately $29 per month. We determined this amount based on $34,299 of variable rate borrowings at December 31, 2014. We are currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income. Our primary exposure to variable interest rates is through the effect of fluctuations in LIBOR on the interest rate under the Capital One Credit Agreement.
Foreign Currency Exchange Rate Risk
The majority of our operating activities are conducted in U.S. dollars. Approximately 34.2% of our net sales for the year ended December 31, 2014 were denominated in foreign currencies. Nearly all of our production costs and material costs are denominated in U.S. dollars although the majority of the yarn is sourced from outside the U.S. If the U.S. dollar were to appreciate by 10% against other currencies it could have a significant adverse impact on our earnings. Since an appreciated U.S. dollar makes goods produced in the U.S. relatively more expensive to overseas customers, other things being equal, we would have to lower our retail margin in order to maintain sales volume overseas. A lower retail margin overseas would adversely affect net income assuming sales volume remains the same. Functional currencies of our foreign operations consist of the Canadian dollar for operations in Canada, the Australian dollar for operations in Australia, the pound Sterling for operations in the U.K., the Euro for operations in the European Union, the Franc for operations in Switzerland, the New Israeli Shekel for operations in Israel, the Yen for the operations in Japan, the Won for operations in South Korea, the Renminbi for operations in China, the Real for operations in Brazil and the Peso for operations in Mexico.
Commodity Price Risk
Our major market risk exposure is the commodity pricing of cotton in the cost of yarn and fabric used in our manufacturing processes. In addition, high oil costs can affect the cost of all raw materials and components. The competitive environment can limit our ability to recover cost increases by raising prices. Although we cannot precisely determine the effects of changes in cotton prices on our business, we believe that the effects on revenues and operating results have not been significant, except for the impact of the dramatic increase in yarn prices in 2010 and part of 2011. We are unable to predict if we will be able to successfully pass on the added cost of any future raw material cost increases by further increasing the price of our products to our wholesale and retail customers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
American Apparel, Inc.

We have audited the accompanying consolidated balance sheets of American Apparel, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2014, 2013, and 2012. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Apparel, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014, 2013, and 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Apparel, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
American Apparel, Inc.

We have audited American Apparel, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American Apparel, Inc. and Subsidiaries' maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, shareholders' deficit, and cash flows and the related financial statement schedule for the years ended December 31, 2014, 2013, and 2012 of the Company and our report dated March 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 25, 2015

American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$8,343	$8,676
Trade accounts receivable (net of allowances $458; $2,229)	25,298	20,701
Prepaid expenses and other current assets	16,442	15,636
Inventories, net	147,578	169,378
Income taxes receivable and prepaid income taxes	648	306
Deferred income taxes, net of valuation allowance	681	599
Total current assets	198,990	215,296
Property and equipment, net	49,317	69,303
Deferred income taxes, net of valuation allowance	2,194	2,426
Other assets, net	43,888	46,727
TOTAL ASSETS	$294,389	$333,752
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$5,714	$3,993
Revolving credit facilities and current portion of long-term debt	34,312	44,042
Accounts payable	35,554	38,290
Accrued expenses and other current liabilities	61,369	50,018
Fair value of warrant liability	19,239	20,954
Income taxes payable	2,063	1,742
Deferred income tax liability, current	1,045	1,241
Current portion of capital lease obligations	2,978	1,709
Total current liabilities	162,274	161,989
Long-term debt (net of unamortized discount of $5,149; $5,779)	217,388	213,468
Capital lease obligations, net of current portion	1,982	5,453
Deferred tax liability	200	536
Deferred rent, net of current portion	13,346	18,225
Other long-term liabilities	14,715	11,485
TOTAL LIABILITIES	409,905	411,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share, authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share, authorized 230,000 shares; Issued 176,566; 113,469; Outstanding 176,194; 111,330;	18	11
Additional paid-in capital	218,779	185,472
Accumulated other comprehensive loss	(6,915)	(4,306)
Accumulated deficit	(325,241)	(256,424)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(115,516)	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$294,389	$333,752
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$608,891	$633,941	$617,310
Cost of sales	299,756	313,056	289,927
Gross profit	309,135	320,885	327,383
Selling and distribution expenses	212,557	241,683	227,447
General and administrative expenses (including related party charges of $787; $1,016; $1,090)	121,423	106,957	97,327
Retail store impairment	2,738	1,540	1,647
(Loss) income from operations	(27,583)	(29,295)	962
Interest expense	39,853	39,286	41,559
Foreign currency transaction loss	1,479	1	120
Unrealized (gain) loss on change in fair value of warrants	(1,715)	3,713	4,126
(Gain) loss on extinguishment of debt	(171)	32,101	(11,588)
Other (income) expense	(371)	131	204
Loss before income taxes	(66,658)	(104,527)	(33,459)
Income tax provision	2,159	1,771	3,813
Net loss	$(68,817)	$(106,298)	$(37,272)

Basic and diluted loss per-share (a)	$(0.43)	$(0.96)	$(0.35)
Weighted-average basic and diluted shares outstanding (a)	158,844	110,326	105,980

Net loss (from above)	$(68,817)	$(106,298)	$(37,272)
Other comprehensive (loss) income item:
Foreign currency translation	(2,609)	(1,581)	631
Other comprehensive (loss) income, net of tax	(2,609)	(1,581)	631
Comprehensive loss	$(71,426)	$(107,879)	$(36,641)
(a) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles ("GAAP").

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands)

	Number of Common Shares Issued	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of January 1, 2012	108,870	$11	$(2,157)	$166,486	$(3,356)	$(112,854)	$48,130
Share-based compensation, net	1,241	0	0	10,595	0	0	10,595
Net loss	0	0	0	0	0	(37,272)	(37,272)
Foreign currency translation	0	0	0	0	631	0	631
Balance as of December 31, 2012	110,111	11	(2,157)	177,081	(2,725)	(150,126)	22,084
Share-based compensation, net	3,358	0	0	8,391	0	0	8,391
Net loss	0	0	0	0	0	(106,298)	(106,298)
Foreign currency translation	0	0	0	0	(1,581)	0	(1,581)
Balance as of December 31, 2013	113,469	11	(2,157)	185,472	(4,306)	(256,424)	(77,404)
Public offering	61,645	6	0	28,435	0	0	28,441
Share-based compensation, net	752	0	0	4,299	0	0	4,299
Stock options exercised	700	1	0	573	0	0	574
Net loss	0	0	0	0	0	(68,817)	(68,817)
Foreign currency translation	0	0	0	0	(2,609)	0	(2,609)
Balance as of December 31, 2014	176,566	$18	$(2,157)	$218,779	$(6,915)	$(325,241)	$(115,516)
See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$604,796	$636,049	$615,342
Cash paid to suppliers, employees and others	(575,124)	(627,910)	(580,685)
Income taxes paid	(2,055)	(2,033)	(10)
Interest paid	(33,250)	(18,948)	(10,954)
Other	421	119	(104)
Net cash (used in) provided by operating activities	(5,212)	(12,723)	23,589

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,818)	(27,054)	(21,607)
Proceeds from sale of fixed assets	21	173	474
Restricted cash	214	1,734	(3,720)
Net cash used in investing activities	(9,583)	(25,147)	(24,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	1,720	3,993	(1,921)
Repayments of expired revolving credit facilities, net	0	(28,513)	(48,324)
(Repayments) borrowings under current revolving credit facilities, net	(9,709)	39,794	28,451
(Repayments) borrowings of term loans and notes payable	(60)	(20,466)	29,987
Repayment of Lion term loan	0	(144,149)	0
Issuance of Senior Secured Notes	0	199,820	0
Payments of debt issuance costs	(2,102)	(11,909)	(5,226)
Net proceeds from issuance of common stock	28,435	0	0
Proceeds from stock option exercise	573	0	0
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(646)	(2,623)	(393)
Proceeds from equipment lease financing	0	0	4,533
Repayment of capital lease obligations	(2,659)	(1,719)	(2,893)
Net cash provided by financing activities	15,552	34,228	4,214

Effect of foreign exchange rate on cash	(1,090)	(535)	(390)
Net (decrease) increase in cash	(333)	(4,177)	2,560
Cash, beginning of period	8,676	12,853	10,293
Cash, end of period	$8,343	$8,676	$12,853

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(68,817)	$(106,298)	$(37,272)
Depreciation and amortization of property and equipment and other assets	25,897	26,076	22,989
Retail store impairment	2,738	1,540	1,647
Loss on disposal of property and equipment	52	241	102
Share-based compensation expense	4,317	8,451	10,580
Unrealized (gain) loss on change in fair value of warrants	(1,715)	3,713	4,126
Amortization of debt discount and deferred financing costs	2,546	4,325	10,261
(Gain) loss on extinguishment of debt	(171)	32,101	(11,588)
Accrued interest paid-in-kind	4,189	9,949	20,344
Foreign currency transaction loss	1,479	1	120
Allowance for inventory shrinkage and obsolescence	6,049	116	(1,331)
Bad debt expense	1,563	1,512	99
Deferred income taxes	(574)	(168)	154
Deferred rent	(4,316)	(2,093)	(895)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(5,658)	596	(2,067)
Inventories	12,682	3,715	13,949
Prepaid expenses and other current assets	(1,210)	(6,063)	(1,829)
Other assets	381	(4,393)	(8,455)
Accounts payable	(1,078)	2,287	1,779
Accrued expenses and other liabilities	16,344	11,764	(4,223)
Income taxes receivable / payable	90	(95)	5,099
Net cash (used in) provided by operating activities	$(5,212)	$(12,723)	$23,589

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$195	$1,576	$3,778
Property and equipment acquired under capital lease	$434	$4,213	$0
Standard General Loan Agreement assigned from Lion	$9,865	$0	$0
Lion Loan Agreement assigned to Standard General	$(9,865)	$0	$0

See accompanying notes to consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Note 1. Organization and Business
American Apparel, Inc. and its subsidiaries (collectively the "Company") is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as direct to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2014, the Company operated a total of 242 retail stores in 20 countries including the U.S. and Canada.
Company Highlights
Recent Developments - On December 16, 2014, the Board of Directors (the "Board") appointed Paula Schneider as Chief Executive Officer ("CEO") of the Company, effective January 5, 2015. This appointment followed the termination of Dov Charney, former President and CEO, for cause in accordance with the terms of his employment agreement. Scott Brubaker, who served as Interim CEO since September 29, 2014, continued in the post until Ms. Schneider joined the Company. Additionally, on September 29, 2014, the Board appointed Hassan Natha as Chief Financial Officer ("CFO"), and John Luttrell resigned as Interim CEO and CFO of the Company.
On July 7, 2014, the Company received a notice from Lion Capital LLP ("Lion") asserting an event of default and an acceleration of the maturity of the loans and other outstanding obligations under the loan agreement (the "Lion Loan Agreement") as a result of the suspension of Dov Charney as CEO of the Company by the Board. On July 14, 2014, Lion issued a notice rescinding the notice of acceleration. On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to an entity affiliated with Standard General Group ("Standard General" and such agreement, subsequent to the assignment, the "Standard General Loan Agreement"). Standard General has waived any default under the Standard General Loan Agreement that may have resulted or that might result from Mr. Charney not being the CEO of the Company.
On September 8, 2014, the Company and Standard General entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. See Note 8.
In connection with the Nomination, Standstill and Support Agreement, dated July 9, 2014, (the "Standstill and Support Agreement") among the Company, Standard General and Mr. Charney, five directors including Mr. Charney resigned from the Company's Board effective as of August 2, 2014, and five new directors were appointed to the Board, three of whom were designated by Standard General and two of whom were appointed by the mutual agreement of Standard General and the Company. In addition, Lion exercised its rights to designate two members to the Board, whose appointments were effective as of September 15, 2014 and January 13, 2015, respectively.
In 2012, the German authorities audited the import records of the Company's German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments on certain containers of goods imported. The German customs imposed a substantially higher tariff rate than the original rate that the Company had paid on the imports, more than doubling the amount of the tariff that the Company would have to pay. The assessments of additional retaliatory duty originated from a trade dispute. Despite the ongoing appeals of the assessment, the German authorities demanded, and the Company paid, in connection with such assessment, $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. The Company recorded the duty portion of $79 in cost of sales and the retaliatory duties, interest and penalties of $5,104 in general and administrative expenses in its consolidated statements of operations.
Liquidity - As of December 31, 2014, the Company had $8,343 in cash, $34,299 outstanding on a $50,000 asset-backed revolving credit facility with Capital One Business Credit Corp. ("Capital One" and such facility the "Capital One Credit Facility") and $13,146 of availability for additional borrowings. On March 13, 2015, the Company had $5,837 of availability for additional borrowings under the Capital One Credit Facility.
In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility ("the "Fifth Amendment") which waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility are equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratios, maximum leverage ratios, maximum capital expenditures and minimum adjusted EBITDA.

On March 25, 2015, the Company entered into the Sixth Amendment to the Capital One Credit Facility ("the Sixth Amendment") which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit the Company to enter into the Standard General Credit Agreement (as defined below), (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted the Company to borrow $15,000 under the Standard General Credit Agreement.
As of December 31, 2014, the Company was not in compliance with the maximum leverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2014 through December 31, 2014 covenant reference period, the maximum leverage ratio was 6.70 to 1.00 as compared with the covenant maximum of 5.10 to 1.00 and the minimum adjusted EBITDA was $38,186 as compared with the covenant minimum of $41,124. However, these covenant violations were waived by the Sixth Amendment. For the year ended December 31, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and a maximum capital expenditure of not more than $8,000. We were in compliance with these covenants at December 31, 2014.
On March 25, 2015, one of the Company's subsidiaries borrowed $15,000 under an unsecured credit agreement with Standard General, dated as of March 25, 2015 (the "Standard General Credit Agreement"). The Standard General Credit Agreement is guaranteed by the Company, bears interest at 14% per annum, and will mature on October 15, 2020. The proceeds of such loan are intended to provide additional liquidity to the Company as contemplated by the Standstill and Support Agreement.
Management's Plan - Throughout 2014 and into early 2015, the Company brought on a new board of directors and hired on new senior management, including CEO, CFO, and General Counsel, as well as other additions to the management team. Together, the new board of directors and new management team are focused on implementing a turnaround strategy and enhancing the Company's corporate governance policies and practices. The Company has started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. To that end, new members to the executive team in the areas of planning and forecasting, operations, marketing and e-commerce were added. The Company continues to drive productivity from its distribution center, reduce inventory, reduce labor costs, and consolidate its administrative and manufacturing functions. Additionally, new members were added to the legal and human resources departments and the Company has introduced a new code of ethics which all new and current employees are asked to read. Management believes that a strong operational and financial discipline, along with a robust corporate governance structure, is an important element of the Company's long-term business strategy.
Although the Company has made progress under these programs, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. The Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that the Company's planned improvements will be successful.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of American Apparel, Inc. and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to confirm to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition, inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including the values assigned to goodwill, intangible assets, and property and equipment; fair value calculations, including derivative liabilities; contingencies, including accruals for the outcome of current litigation and assessments and self-insurance; and income taxes, including uncertain income tax positions and recoverability of deferred income taxes and any limitations as to net operating losses ("NOL"). Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had $6,361 and $7,374 held in foreign banks at December 31, 2014, and 2013, respectively.
Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. One customer in the Company's U.S. Wholesale segment accounted for 16.6% and 14.2% of its total trade accounts receivable as of December 31, 2014 and 2013, respectively. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable is primarily receivable from customers including amounts due from credit card companies, net of allowances. On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts.
The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by its review of current credit information. Payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventories
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. No supplier provided more than 10% of the Company's raw material purchases as of December 31, 2014 and 2013.
The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors and records lower of cost or market reserves for such identified excess and slow-moving inventories. The Company also establishes reserves for inventory shrinkage for each of its retail locations and warehouse based on the historical results of physical inventory cycle counts.
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
As of December 31, 2014, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.
Summary of Significant Valuation Techniques
Level 2 Measurements:
Senior secured notes: Estimated based on quoted prices for identical senior secured notes in non-active market.
Level 3 Measurements:
Term loans: Estimated using a projected discounted cash flow analysis based on unobservable inputs including principal and interest payments and discount rate. A yield rate was estimated using yields rates for publicly traded debt instruments of comparable companies with similar features. An increase or decrease in the stock price and the discount rate assumption can significantly decrease or increase the fair value of team loans. See Note 9.
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
Retail stores - leasehold improvements: Estimated using a projected discounted cash flow analysis based on unobservable inputs including gross profit and discount rate. The key assumptions used in the estimates of projected cash flows were sales, gross margins, and payroll costs. These forecasts were based on historical trends and take into account recent developments as well as the Company's plans and intentions. An increase or decrease in the discount rate assumption and/or projected cash flows, in isolation, can significantly decrease or increase the fair value of the assets, which would have an effect on the impairment recorded. See Impairment of Long-Lived Assets below.
Website Development
The Company capitalizes applicable costs incurred during the application and website infrastructure development stage while expensing costs incurred during the planning and operating stage. The carrying values of the Company's capitalized website development costs were $2,445 and $2,805 as of December 31, 2014 and 2013, respectively, and were included in property and equipment in the accompanying consolidated balance sheets.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business acquisitions and consist of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed and identifiable intangible assets acquired.
The Company annually evaluates goodwill and other intangible assets for impairment. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not the carrying amount of goodwill may exceed its implied fair value. The Company quantitative determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company's annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company's financial condition and results of operations. As of December 31, 2014 and 2013, goodwill and other intangible impairment assessments indicated that there was no impairment.

Other intangible assets consist of deferred financing costs, key money, broker and finder fees, and lease rights. See Note 5.
Impairment of Long-Lived Assets
The Company assesses long-lived assets or asset groups for recoverability on a quarterly basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company considers the following indicators, among others, that may trigger an impairment: (i) loss from operations or income from operations significantly below historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in its overall strategy with respect to the manner or use of the acquired assets or changes in its overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes.
The Company evaluates the performance of its stores to determine impairment of its long-lived assets at retail stores. New stores less than 12 months are excluded from the analysis because of lack of historical financial results or trends. Each new store needs between 12 months and 24 months to mature and begin generating positive cash flows. For purposes of this evaluation, long-lived assets subject to store impairments include leasehold improvements as well as certain intangible assets such as broker and finder fees, lease rights, key money on store leases, and any other non-transferable assets. All intangible assets are subject to impairment analysis if they are non-refundable in nature.
If the Company identifies an indicator of impairment, it assesses recoverability by comparing, per store, the carrying amount of the store assets to the estimated future undiscounted cash flows associated with the store. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Such estimated fair values are generally determined by using the discounted future cash flows using a rate that approximates the Company's weighted average cost of capital.
The key assumptions used in management's estimates of projected cash flow at its retail stores deal largely with forecasts of sales levels, gross margins, and payroll costs. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Any material change in manufacturing costs or raw material costs could significantly impact projected future cash flows of retail stores, and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.
The Company identified indicators of impairment at some retail stores in its U.S. Retail, Canada, and International segments. The Company performed a recoverability test on these stores and recorded impairment charges, as applicable, of $2,738, $1,540 and $1,647 for the years ended December 31, 2014, 2013, and 2012, respectively.
Self-Insurance Liabilities
The Company self-insures a significant portion of expected losses under workers' compensation and health care benefits programs. Estimated costs under the workers' compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claim trends under these programs, including the severity or frequency of claims, differ from the Company's estimates, its financial results may be significantly impacted.
The Company's estimated self-insurance liabilities are classified in its balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the Company's normal operating cycle of 12 months from the date of its consolidated financial statements. Estimated costs under the Company's health care program are based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of its assets and liabilities, and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such amounts will more likely than not go unrealized. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance and includes an assessment of the degree to which any losses are driven by items that are unusual in nature or incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period which may impact its future operating results. If it becomes more likely than not that a tax asset will be realized, any related valuation allowance of such assets would be reversed. The Company recorded a valuation allowance against deferred tax assets of $143,062 and $120,694 for the years ended December 31, 2014 and 2013.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Management believes that adequate provisions have been made for all years, but the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.
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
The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss or range of loss, or a statement that such an estimate cannot be made. Insurance may cover a portion of such losses; however, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on our business, financial position, results of operations, or cash flows. See Notes 15 and 18.
Revenue Recognition
The Company recognizes revenue when all of the following criteria are met: (i) title and risk of loss have transferred to the customer, (ii) there is persuasive evidence of an arrangement, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Wholesale product sales are recorded at the time the product is either picked up by or shipped to the customer. Online sales are recorded at the time the product is received by the customer. Retail store sales are recorded upon the sale of product to retail customers. The Company's net sales represent gross sales invoiced to customers less certain related charges for discounts, returns, and other promotional allowances.
The Company recognizes revenue from gift cards, gift certificates and store credits as they are redeemed for product or when it is determined that some portion of gift cards will not be redeemed. See Gift Cards below.
Sales Returns and Allowances
The Company analyzes its historical sales return experience and records an allowance for its wholesale, online and retail store sales. Estimating sales returns are based on many factors including expected return data communicated by customers. The Company regularly reviews those factors and makes adjustments when it believes that actual product returns and claims may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than reserves established, the Company would decrease or increase net revenues in the period in which it made such determination.
Gift Cards
Upon issuance of a gift card, a liability is established for the cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of gift cards is not redeemed ("breakage"). The Company determines breakage income for gift cards based on historical redemption patterns. Breakage income is recorded as a credit to selling expenses, which is a component of operating expenses in the consolidated statements of operations. The Company currently records breakage when gift cards remain unredeemed after two years. The Company's gift cards, gift certificates and store credits do not have expiration dates.
The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate breakage.

Shipping and Handling Costs
Shipping and handling costs consist primarily of freight expenses incurred to transport products to the Company's retail stores, distribution center, and wholesale and online retail customers. These costs are included in cost of sales while amounts billed to customers for shipping are included in net sales.
Deferred Rent, Rent Expense and Tenant Allowances
The Company occupies its retail stores, corporate office, manufacturing facilities, and distribution center under operating leases with terms of one to ten years. Some leases contain renewal options for periods ranging from five to fifteen years under substantially the same terms and conditions as the original leases but with rent adjustments based on various factors specific to each agreement. Many of the store leases require payment of a specified minimum rent, a contingent rent based on a percentage of the store's net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals) plus the construction period prior to occupancy of the retail location using a mid-month convention. Further, rent expenses include payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.
Advertising
The Company does not defer advertising expenses but expenses them as incurred. Advertising expenses were $15,176, $19,814, and $22,114 for the years ended December 31, 2014, 2013 and 2012, respectively, and were included in selling expenses in the consolidated statements of operations. The Company has cooperative advertising arrangements with certain vendors in its U.S. wholesale segment. For the years ended December 31, 2014, 2013 and 2012, cooperative advertising expenses were not significant.
Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted or modified is based on the estimated grant date fair value. The Company recognizes these compensation expenses on a straight-line basis over the vesting period for all share-based awards granted. The fair value of stock option awards is estimated using the Black-Scholes option pricing model at the grant date. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Estimated forfeitures are zero, and actual forfeitures have been insignificant to date. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its common stock. Based on these valuations, the Company recognized share-based compensation expense of $4,317, $8,451, and $10,580 for the years ended December 31, 2014, 2013 and 2012, respectively.
Earnings per Share
Basic earnings per share ("EPS") excludes dilution and reflects net loss divided by the weighted average shares of common stock outstanding during the period presented. Diluted EPS is based on the weighted average shares of common stock and potential dilutive common stock outstanding during the period presented. See Note 13.
Comprehensive Loss
Comprehensive loss represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Accumulated other comprehensive loss includes changes in equity that are excluded from the Company's net loss, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity. The Company presents the components of comprehensive loss within the consolidated statements of operations and comprehensive loss.
Foreign Currency Translation
The Company's 100% owned direct and indirect foreign operations present their financial reports in the currency used in the economic environment in which they mainly operate, known as the functional currency. The Company's functional currencies consist of the Canadian dollar for operations in Canada, the Australian dollar for operations in Australia, the pound Sterling for operations in the U.K., the Euro for operations in the European Union (excluding the Swiss Franc for operations in Switzerland and the Swedish Kronor for operations in Sweden, which are remeasured to Euro before translated into U.S. dollar), the New Israeli Shekel for operations in Israel, the Yen for the operations in Japan, the Won for operations in South Korea, the Renminbi for operations in China, the Real for operations in Brazil, and the Peso for operations in Mexico.

Assets and liabilities in foreign subsidiaries are translated into U.S. dollars at the exchange rate on the closing date, while the income statement is translated at the average exchange rate for the financial year. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the consolidated statements of stockholders' deficit.
Recently Issued Accounting Standards
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
Note 3. Inventories
The components of inventories are as follows:

	December 31,
	2014	2013
Raw materials	$17,738	$23,199
Work in process	2,805	2,596
Finished goods	135,813	146,361
	156,356	172,156
Less reserve for inventory shrinkage and obsolescence	(8,778)	(2,778)
Total, net of reserves	$147,578	$169,378
The Company increased its lower of cost or market reserves for excess and slow-moving inventories to $6,684 at December 31, 2014 from $1,951 at December 31, 2013. As part of the Company's valuation analysis of inventory, the Company identified certain slow-moving, second quality finished goods and raw materials inventory for additional reserves. Inventory shrinkage reserves were $2,094 and $827 at December 31, 2014 and 2013, respectively.

Note 4. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2014	2013
Machinery and equipment	$59,703	$58,069
Furniture and fixtures	47,404	46,749
Computers and software	47,220	45,402
Automobiles and light trucks	1,309	1,334
Leasehold improvements	94,747	95,886
Buildings	503	547
Construction in progress	115	1,353
	251,001	249,340
Less accumulated depreciation and amortization	(201,684)	(180,037)
Total	$49,317	$69,303
Property and equipment is recorded on the basis of cost and is depreciated using a straight-line method over the estimated useful lives of fixed assets. Leasehold improvements are amortized over the shorter of the useful life of the assets or the lease term. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. The Company expenses maintenance and repair costs as incurred.
The useful lives of the Company's major classes of assets are as follows:

Machinery and equipment	5 to 7 years
Furniture and fixtures	3 to 5 years
Computers and software	3 to 5 years
Automobiles and light trucks	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Buildings	25 years
Upon sale or disposition, the related cost and accumulated depreciation are removed from the Company's financial statements and the resulting gain or loss, if any, is reflected in income from operations. Property and equipment acquired are recorded as construction in progress until placed in-service, at which time the asset is reclassified to the appropriate asset category and depreciation commences.
Depreciation and amortization expenses were $25,897, $26,076 and $22,989 for the years ended December 31, 2014, 2013, and 2012, respectively. Machinery and equipment held under capital leases were $15,743 and $15,115 as of December 31, 2014 and 2013, respectively, which were included in property and equipment. Accumulated amortizations for these capital leases were $13,099 and $12,252 as of December 31, 2014, and 2013, respectively.

Note 5. Goodwill, Intangible Assets and Other Assets
The following table presents the net carrying amounts of definite and indefinite lived intangible assets and other assets.

	December 31,
	2014	2013
Deferred financing costs	$9,816	$10,275
Broker and finder fees	1,775	1,779
Lease rights	172	187
Key money on store leases	2,027	1,652
Total intangible assets, gross	13,790	13,893
Accumulated amortization	(2,739)	(2,361)
Total intangible assets, net	11,051	11,532
Goodwill	1,906	1,906
Workers compensation deposit	16,124	16,124
Lease security deposits	7,389	9,013
Restricted cash	1,650	2,078
Other	5,768	6,074
Total intangible and other assets, net	$43,888	$46,727
Intangible assets
Deferred financing costs represent costs associated with issuing debt and are amortized on a straight-line basis over the term of the related indebtedness. Deferred financing cost amortization expenses were $1,901, $1,895, and $2,287 for the years ended December 31, 2014, 2013 and 2012, respectively, which were included in interest expense on the consolidated statements of operations.
Lease rights are costs incurred to acquire the right to lease a specific property. A majority of the Company's lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized on a straight-line basis over the term of the respective leases.
Key money is funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property. Key money represents the "right to lease" with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered in case a landlord refuses to allow the automatic right of renewal. Key money is amortized on a straight-line basis over the respective lease terms.
Aggregate amortization expenses of intangible assets and other assets, excluding deferred financing costs, were $595, $456, and $472 for the years ended December 31, 2014, 2013 and 2012, respectively, which were included in operating expenses in the consolidated statements of operations. None of the intangible assets are anticipated to have a residual value. The following table presents the estimated future amortization expenses related to amortizable intangible assets as of December 31, 2014:

Year Ending December 31,	Amortization Expense
2015	$2,209
2016	2,190
2017	2,170
2018	1,910
2019 and thereafter	2,305
Total	$10,784
Goodwill
There were no changes in the carrying amount of goodwill for the year ended December 31, 2014. Goodwill is reviewed for impairment on an annual basis and more frequently if potential impairment indicators exist. No impairment indications were identified during any of the periods presented.

Note 6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2014	2013
Compensation, bonuses and related taxes	$13,010	$12,254
Accrued interest	5,932	6,064
Workers' compensation and other self-insurance reserves (Note 16)	6,760	6,383
Sales, value and property taxes	5,984	5,240
Gift cards and store credits	8,462	7,391
Loss contingencies	2,360	1,177
Deferred revenue	962	1,258
Deferred rent	3,422	3,363
Other	14,477	6,888
Total accrued expenses and other current liabilities	$61,369	$50,018
Note 7. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

			December 31,
	Lender	Maturity	2014	2013
Revolving credit facility	Capital One	April 14, 2018	$34,299	$43,526
Revolving credit facility	Bank of Montreal	March 31, 2014	0	443
Current portion of long-term debt			13	73
Total			$34,312	$44,042
The Company incurred interest expenses of $39,853, $39,286 and $41,559 for the years ended December 31, 2014, 2013 and 2012, respectively, for all outstanding borrowings. The interests subject to capitalization were not significant for the years ended December 31, 2014, 2013 and 2012.
Revolving Credit Facility - Capital One
The Company had $34,299 and $43,526 outstanding on a $50,000 asset-backed revolving credit facility with Capital One as of December 31, 2014 and 2013, respectively. The amount available for additional borrowings on December 31, 2014 was $13,146. The Capital One Credit Facility matures on April 14, 2018 and is subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One that an "applicable high yield discount obligation" redemption will be required pursuant to Section 3.01(e) of the Indenture governing the Notes (as defined in Note 8).
In March 2014, the Company entered into the Fifth Amendment to the Capital One Credit Facility which waived the obligation to maintain the minimum fixed charge coverage and maximum leverage ratios for the three months ended December 31, 2013 and March 31, 2014. Based on the Fifth Amendment, the interest rates on borrowings under the Capital One Credit Facility are equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants. In addition, the Fifth Amendment reset the minimum fixed charge coverage ratios, maximum leverage ratios, maximum capital expenditures and minimum adjusted EBITDA.
On March 25, 2015, the Company entered into the Sixth Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit the Company to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted the Company to borrow $15,000 under the Standard General Credit Agreement.
Standard General informed the Company that it entered into an agreement with Capital One that could result in it purchasing all of the loans and commitments outstanding under the Capital One Credit Facility by September 30, 2015 or earlier under certain other circumstances.

As of December 31, 2014, the Company was not in compliance with the maximum leverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2014 through December 31, 2014 covenant reference period, the maximum leverage ratio was 6.70 to 1.00 as compared with the covenant maximum of 5.10 to 1.00 and the minimum adjusted EBITDA was $38,186 as compared with the covenant minimum of $41,124. However, these covenant violations were waived by the Sixth Amendment. For the year ended December 31, 2014, the Company was required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00 and a maximum capital expenditure of not more than $8,000. The Company was in compliance with these covenants at December 31, 2014.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some restrictions. It requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Senior Notes Indenture (the "Indenture") or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of December 31, 2014, the Company had $1,080 of outstanding letters of credit secured against the Capital One Credit Facility.
Revolving Credit Facility - Bank of Montreal
The Company's 100% owned Canadian subsidiaries had a revolving credit facility with Bank of Montreal. Outstanding amounts under this credit facility were repaid, and the agreement expired, on March 31, 2014.
Note 8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2014	2013
Senior Secured Notes due 2020 (a)	$208,084	$203,265
Standard General Loan Agreement (b)	9,049	0
Lion Loan Agreement (c)	0	9,865
Other	268	411
Total long-term debt	217,401	213,541
Current portion of debt	(13)	(73)
Long-term debt, net of current portion	$217,388	$213,468
______________________
(a) Includes accrued interest paid-in-kind of $7,233 and $3,044 and net of unamortized discount of $5,149 and $5,779 at December 31, 2014 and 2013, respectively.
(b) Net of unamortized discount of $816 at December 31, 2014.
(c) Includes accrued interest paid-in-kind of $365 at December 31, 2013. Assigned to Standard General on July 16, 2014.
Senior Secured Notes due 2020
The Company has outstanding senior secured notes (the "Notes") issued at 97% of the $206,000 par value on April 4, 2013. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. Interest of approximately $13,900 per payment period in 2015 is payable semi-annually, in arrears, on April 15 and October 15. On April 14, 2014 and October 15, 2014, the Company paid $13,390 and $13,666 in interest on the Notes, respectively.
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
As of December 31, 2014, the Company was in compliance with the required covenants of the Indenture.
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
On September 8, 2014, the Company entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments, including to remove a provision that specified that Mr. Charney not being the CEO of the Company would constitute an event of default. The principal amount of the term loan was $9,865. Interest under the loan agreement is payable in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
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
Standard General Credit Agreement
On March 25, 2015, one of the Company's subsidiaries borrowed $15,000 under the Standard General Credit Agreement. The Standard General Credit Agreement is guaranteed by the Company, bears interest at 14% per annum, and will mature on October 15, 2020.
The Standard General Credit Agreement contains customary defaults, including cross event of default to the Notes and the Standard General Loan Agreement and cross acceleration to other indebtedness above a threshold amount.
If the Company experiences certain change of control events, the Company is required to offer to prepay the Standard General Credit Agreement at 101% of the outstanding principal amount plus accrued and unpaid interest on the date of the prepayment. The Company will be required to prepay loans under the Standard General Credit Agreement to the extent necessary to avoid the loan being characterized as an "applicable high yield discount obligation" within the meaning of the Internal Revenue Code, by the first interest payment date following the fifth anniversary of closing.

Note 9. Fair Value of Financial Instruments
The Company's financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized (gain) loss on change in fair value of warrants in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note 2.
The following tables present carrying amounts and fair values of the Company's financial instruments as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of December 31, 2014.

		December 31, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$208,084	$211,538
Standard General Loan Agreement	Level 3 Liability	9,049	8,868
Lion Warrant	Level 3 Liability	(a)	19,239
		$217,133	$239,645

		December 31, 2013
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 3 Liability	$203,265	$191,065
Lion Loan Agreement	Level 3 Liability	9,865	9,773
Lion Warrant	Level 3 Liability	(a)	20,954
		$213,130	$221,792
______________________
(a) No cost is associated with these liabilities (see Note 13).
The following table presents a summary of changes in fair value of the Lion Warrant (Level 3 financial liabilities) which are marked to market on a periodic basis:

	2014	2013
Beginning balance	$20,954	$17,241
Adjustments included in earnings (a)	(1,715)	3,713
Ending balance	$19,239	$20,954
______________________
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains or losses are recorded in unrealized (gain) loss on change in fair value of warrants in the consolidated statements of operations.
Note 10. Capital Lease Obligations
The Company leases certain equipment under capital lease arrangements expiring at various dates through the year 2017. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 0.4% to 24.1% (weighted average interest rate is 9.4%).

The following table presents future minimum commitments for capital leases as of December 31, 2014:

Year Ending December 31,	Capital Leases
2015	$3,328
2016	2,030
2017	27
2018	0
2019	0
Thereafter	0
Total future minimum lease payments	5,385
Less: Amount representing interest	425
Net minimum lease payments	$4,960

Current portion	$2,978
Long-term portion	$1,982

Note 11. Income Taxes
Income tax provision
Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
U.S.	$(68,695)	$(107,637)	$(38,365)
Foreign	2,037	3,110	4,906
	$(66,658)	$(104,527)	$(33,459)
Components of the income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$0	$0	$0
State	401	200	134
Foreign	2,137	2,024	3,446
Total current	2,538	2,224	3,580
Deferred:
Federal	0	(402)	0
State	0	0	0
Foreign	(379)	(51)	233
Total deferred	(379)	(453)	233
Income tax provision	$2,159	$1,771	$3,813

The following presents a reconciliation of income taxes at the U.S. federal statutory rate to the Company's actual taxes.

	Year Ended December 31,
	2014	2013	2012
Taxes at the statutory federal tax rate of 35%	$(23,330)	$(36,585)	$(11,711)
State tax, net of federal benefit	(1,610)	(4,059)	4,913
Change in valuation allowance	20,966	42,771	5,123
Return to provision adjustments	1,731	0	0
Tax differential on vesting of stock grants	2,820	0	0
Change in state deferred rate	670	0	0
Foreign tax rate differential	(148)	10	(618)
Unrealized (gain) loss on warrants	(600)	1,299	4,809
Other	1,660	(1,665)	1,297
Total income tax provision	$2,159	$1,771	$3,813
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company's assets and liabilities, and expected benefits of utilizing net operating loss and tax-credit carryforwards. The Company reduces deferred tax assets resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The Company has determined it is more likely than not that it will not realize the benefit of its deferred tax assets and accordingly has recorded full valuation allowances against U.S. and most foreign jurisdiction deferred tax assets. Significant components of the Company's net deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$76,582	$62,052
Accrued liabilities	18,997	16,134
Federal and California tax credits	12,067	12,067
Foreign tax credits	11,034	9,296
Inventory reserves	7,583	6,877
Fixed assets	8,713	5,723
Deferred rent	5,536	7,295
Deferred gift card income	2,784	2,379
Other	2,426	1,833
Allowance for doubtful accounts	158	831
Total gross deferred tax assets	145,880	124,487
Less valuation allowance	(143,062)	(120,694)
Deferred tax assets, net of valuation allowance	$2,818	$3,793
Deferred tax liabilities:
Prepaid expenses	$(1,188)	$(1,432)
Other	0	(1,113)
Total gross deferred tax liabilities	(1,188)	(2,545)
Net deferred tax assets	$1,630	$1,248
At December 31, 2014, the Company had U.S. Federal NOL carryforwards of $202,781 expiring beginning in 2030, state NOL carryforwards of $121,211 expiring beginning in 2020 and foreign NOL carryforwards of $9,596 with expiration dates starting in 2015 (certain foreign loss carryforwards do not expire).
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), may limit the ability to use U.S. federal NOL and tax credit carryforwards as a result of ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company believes that an ownership change has not occurred through December 31, 2014, and U.S. federal NOL and other tax attribute carryforwards are not limited.
The Company has California state tax credits of $11,800, which carryover for ten years. Management determined that it is more likely than not that the state tax credits are not realizable due to the Company's inability to generate future tax liabilities and accordingly has provided a full valuation allowance against the unused California credit carryforwards.
The Company does not provide for U.S. federal income taxes on the undistributed earnings ($21,004 at December 31, 2014) of its controlled foreign corporations because earnings are considered to be permanently reinvested outside of the U.S. Determination of U.S. income taxes, as adjusted for tax credits and foreign withholding taxes, that would be incurred upon any future distribution is not practicable because of the complexities associated with its hypothetical calculation. Any U.S. tax consequences more likely than not will be substantially eliminated as a result of significant U.S. federal and state NOLs to utilize to offset any tax effect of repatriation.
Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, "more-than-likely-than-not" the positions are sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$0	$0
Increases for tax positions in prior periods	477	0
Balance at December 31	$477	$0
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $24 and $48, respectively for the year ended December 31, 2014. The Company does not believe that it is reasonably possible that there will be any decrease in unrecognized tax benefits during the next twelve months.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Internal Revenue Service ("IRS") completed its audit on the Company's tax year 2011, and there was no assessment. Tax years that remain subject to examination by the IRS are 2012 through 2014. The Company's state and foreign tax returns are open to audit under similar statute of limitations for the calendar years 2009 through 2014.
Note 12. Related Party Transactions
Personal Guarantees by Mr. Charney
As of December 31, 2014, Mr. Charney personally guaranteed the Company's obligations under two property leases aggregating $9,210 in obligations.
Lease Agreement between the Company and a Related Party
The Company has an operating lease expiring in November 2016 for its knitting facility with American Central Plaza, LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer ("CMO"). Mr. Charney holds an 18.75% ownership interest in American Central Plaza, LLC, while the CMO holds a 6.25% interest. The remaining members of American Central Plaza, LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $717, $778 and $830 for the years ended December 31, 2014, 2013 and 2012, respectively.
Payments to Morris Charney
Morris Charney ("Mr. M. Charney") is Mr. Charney's father and served as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. until June 28, 2014. Day to day operations of these two Canadian subsidiaries are handled by their management and employees, none of whom performs any policy making functions for the Company. The Company's management sets the policies for American Apparel, Inc. and its subsidiaries as a whole. Mr. M. Charney did not perform any policy making functions for the Company or any of its subsidiaries. Mr. M. Charney only provided architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to $70, $238 and $260 for the years ended December 31, 2014, 2013 and 2012, respectively.

Agreements between Mr. Charney and Standard General
As of December 31, 2014, Mr. Charney owned 42.3% of the Company's outstanding common stock. Mr. Charney and Standard General collectively controlled the right to vote such common stock.
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
On July 9, 2014, Mr. Charney and Standard General entered into a cooperation agreement, which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement dated March 13, 2009 between Mr. Charney and Lion. In addition, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable, on or prior to July 15, 2017, to purchase from Mr. Charney 32,072 shares (consisting of the 27,351 shares purchased by using the proceeds from the SG-Charney Loan and 10% of Mr. Charney's 47,209 original shares).
Loans held by Standard General
See Note 8 for a description of the Standard General Loan Agreement assigned to Standard General on July 16, 2014 and Standard General Credit Agreement between the Company and Standard General in March 2015.
Loan and Warrants held by Lion
See Note 8 for a description of the loan made by Lion to the Company (and assigned to Standard General on July 16, 2014) and Note 13 for a description of the warrants issued by the Company to Lion.
Note 13. Stockholders' Deficit
Rights Plan
On December 21, 2014, the Board adopted a stockholders rights plan (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right for each share of its common stock held by shareholders of record as of January 2, 2015. Each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $3.25 per Unit, subject to adjustment.
Public Offering
On March 31, 2014, the Company completed a public offering of 61,645 shares of its common stock at $0.50 per share for net proceeds of $28,435.
Common Stock Warrants
As a result of the public offering in March 2014, Lion received the right to purchase an additional 2,905 shares of the Company's common stock, and the exercise price of all of Lion held warrants (the "Lion Warrants") was adjusted from $0.75 per share to $0.66 per share. Such adjustments were required by the terms of the existing Lion Warrants. As of December 31, 2014, Lion held warrants to purchase 24,511 shares of the Company's common stock, with an exercise price of $0.66 per share. These warrants will expire on February 18, 2022.
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
The fair value of the Lion Warrants as of December 31, 2014 and 2013, estimated using the Binomial Lattice option valuation model, were $19,239 and $20,954, respectively, and recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $1.03, exercise price of $0.66, volatility of 73.85%, annual risk free interest rate of 1.99%, a contractual remaining term of 7.2 years and no dividends.

The following table presents a summary of common stock warrants activities:

	Shares (in thousands)	Weighted -Average Exercise Price	Weighted -Average Contractual Life (in years)
Outstanding - January 1, 2012	22,606	$1.05	6.0
Issued (a)	44,212	0.90	0
Forfeited (a)	(44,212)	1.03	0
Expired	0	0.00	0
Outstanding - December 31, 2012	22,606	$0.81	8.8
Issued (a)	0	0.00	0
Forfeited (a)	0	0.00	0
Expired	(1,000)	2.15	0
Outstanding - December 31, 2013	21,606	$0.75	8.2
Issued (a)	24,511	0.66	8.0
Forfeited (a)	(21,606)	0.75	0
Expired	0	0.00	0
Outstanding - December 31, 2014	24,511	$0.66	7.2
Fair Value - December 31, 2014	$19,239
______________________
(a) Issued and forfeited warrants represent repriced shares.
Earnings Per Share
The Company presents EPS utilizing a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and reflects net loss divided by the weighted-average shares of common stock outstanding for the period presented. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company had common stock under various options, warrants, and other agreements at December 31, 2014, 2013 and 2012. The weighted-average effects of 38,225, 46,684 and 53,478 shares at December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation of net loss per share for the years ended December 31, 2014, 2013, and 2012 because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants, and other agreements that could have a dilutive effect on the shares outstanding as of December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
SOF Warrants	0	0	1,000
Lion Warrants	24,511	21,606	21,606
Shares issuable to Mr. Charney based on market conditions (a)	13,611	20,416	20,416
Contingent shares issuable to Mr. Charney based on market conditions (b)	0	2,112	2,112
Contingent shares issuable to Mr. Charney based on performance factors (c)	0	0	5,000
Employee options & restricted shares	103	2,550	3,344
	38,225	46,684	53,478
______________________
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which 6,805 expired unexercised on April 15, 2014 (Note 14).
(b) Pursuant to the March 24, 2011 conversion of debt to equity, which expired unexercised on March 24, 2014.
(c) Pursuant to Mr. Charney's employment agreement commenced April 1, 2012, of which 5,000 expired unexercised on December 31, 2013 (Note 14).
Note 14. Share-Based Compensation
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of December 31, 2014, there were approximately 12,664 shares available for future grants under the 2011 Plan.

The Company has identified a clerical discrepancy in its records pertaining to the total historic number of shares issued in connection with grants of common stock to non-executive employees under its stock incentive plans. The Company has not yet determined the full impact of the discrepancy but anticipates that it may result in a non-material reduction in the number of outstanding shares of common stock reported by the Company.

Restricted Share Awards - The following table presents a summary of the restricted share awards activity:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2012	3,186	$1.45	2.7
Granted	1,418	0.93
Vested	(1,783)	1.23
Forfeited	(177)	1.13
Non-vested - December 31, 2012	2,644	$1.33	1.3
Granted	963	1.75
Vested	(1,650)	1.42
Forfeited	(107)	1.60
Non-vested - December 31, 2013	1,850	$1.46	0.9
Granted	1,055	0.74
Vested	(2,519)	1.14
Forfeited	(283)	1.65
Non-vested - December 31, 2014	103	$1.17	0.3
Vesting of the restricted share awards to employees may be either immediately upon grant or over a period of three to five years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table presents a summary of the stock option activity:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2012	950	$1.06	9.5
Granted	0
Forfeited	0
Expired	(250)	$1.75
Outstanding - December 31, 2012	700	$0.82	8.8
Granted	0
Forfeited	0
Expired	0
Outstanding - December 31, 2013	700	$0.82	7.8
Granted	0
Exercised	(700)	$0.82
Forfeited	0
Expired	0
Outstanding - December 31, 2014	0
Vested (exercisable) - December 31, 2014	0
Non-vested - December 31, 2014	0

Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $4,317, $8,451 and $10,580 for the years ended December 31, 2014, 2013 and 2012, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2014, unrecorded compensation cost related to non-vested awards was $101, which is expected to be recognized through 2017.
Mr. Charney Anti-Dilution Rights - In 2011, the Company provided Mr. Charney with certain anti-dilution rights (the ''Charney Anti-Dilution Rights"), which provided that Mr. Charney has a right to receive from the Company, subject to the satisfaction of certain average volume weighted closing price targets, and other terms and conditions set forth in the agreement, up to 20,416 shares of the Company's common stock as anti-dilution protection.
The fair value of these awards was determined under the Monte Carlo simulation pricing model. The calculation was based on the exercise price of $0, the stock price of $1.3, annual risk free rate of 0.45%, volatility of 90.46% and a term of 3.5 years. The Company considered the shares to be awards with market conditions, and the related service and amortization period for the shares occur in three measurement periods.
On April 15, 2014, the last day of the first measurement period, the Company determined that the vesting requirements for such period were not met and 6,805 of the 20,416 anti-dilution rights expired unexercised. On December 16, 2014, the Board terminated Mr. Charney for cause in accordance with the terms of his employment agreement. Despite the termination, the unexercised anti-dilution rights remain exercisable under the 2011 Investor Purchase Agreement but are immediately vested. The remaining unrecognized compensation cost of $233 was recognized as of December 31, 2014. The Company recorded share-based compensation expense associated with Mr. Charney's certain anti-dilution rights of $1,985, $6,459 and $5,440 for the years ended December 31, 2014, 2013 and 2012, respectively.
Mr. Charney Performance-Based Award - Effective April 1, 2012, the Company provided Mr. Charney the rights to 7,500 shares of the Company's stock which were issuable in three equal installments, one per each measurement period, only upon the achievement of certain EBITDA targets for each of fiscal 2014, 2013 and 2012. The fair value of the award was based on the grant-date share price of $0.75 per share. For 2012, the Company achieved the target EBITDA and Mr. Charney received 2,500 shares. For 2013, the Company did not achieve the target EBITDA and reversed previously recorded share-based compensation expense of $703. For 2014, the achievement of the performance condition was no longer considered probable, and previously recognized compensation costs of $469 were reversed during 2013. As of December 31, 2014, there was no unrecorded compensation cost related to this EBITDA award.
Non-Employee Directors - On January 2, 2014, April 1, 2014, July 1, 2014, and January 2, 2015, the Company issued a quarterly stock grant to each director for services performed of approximately 8, 20, 11, and 11 shares based on grant date fair values of $1.21, $0.50, $0.87, and $1.05 per share, respectively.
In connection with the Standstill and Support Agreement, four non-employee directors resigned from the Board, and seven new directors were appointed to the Board. On September 15, 2014, each of the four resigned non-employee directors received a pro-rated quarterly stock grant of approximately 4 shares based on grant date fair value of $0.88 per share. On October 1, 2014, the Company issued quarterly stock grants ranging from approximately 4 to 16 shares based on the grant date fair value of $0.81 per share. On January 2, 2015, the Company issued quarterly stock grants to each director ranging from approximately 10 to 19 shares based on the grant date fair value of $1.05 per share.

Note 15. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through 2034. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease which expires on July 31, 2019.
For leases that contain predetermined escalations of the minimum rentals, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent. This liability amounted to $16,768 and $21,587 as of December 31, 2014 and 2013, respectively. Total rent expenses, including some real estate taxes and maintenance costs, were approximately $70,018, $79,794, and $77,390 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company did not incur any significant contingent rent during the same periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and general and administrative expenses in the consolidated statements of operations.
The following table presents future minimum commitments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms exceed one year as of December 31, 2014:

Year Ending December 31,	Operating Leases
2015	$63,007
2016	50,121
2017	43,555
2018	25,624
2019	18,321
Thereafter	46,689
Customs and Duties
In 2012, the German authorities audited the import records of the Company's German subsidiary for the years 2009 through 2011 and issued retroactive punitive duty assessments on certain containers of goods imported. The German customs imposed a substantially higher tariff rate than the original rate that the Company had paid on the imports, more than doubling the amount of the tariff that the Company would have to pay. The assessments of additional retaliatory duty originated from a trade dispute. Despite the ongoing appeals of the assessment, the German authorities demanded, and the Company paid, in connection with such assessments, $4,390 in the third quarter of 2014 and the final balance of $85 in the fourth quarter of 2014. The Company recorded the duty portion of $79 in cost of sales and the retaliatory duties, interest and penalties of $5,104 in general and administrative expenses in its consolidated statements of operations.
Additionally, during the fourth quarter of 2014, the Company wrote off approximately $3,300 in duty receivables to cost of sales in its consolidated statements of operations. These duty receivables related to changes in transfer costs for products sold to the Company's European subsidiaries. The Company is also subject to, and has recorded charges related to, customs and similar audit settlements and contingencies in other jurisdictions.
Mr. Charney Investigation
In connection with the suspension of Mr. Charney on June 18, 2014, the Board formed a new special committee (the "Suitability Committee") for the purpose of overseeing the investigation into alleged misconduct by Mr. Charney (the "Internal Investigation") which ultimately concluded with his termination for cause on December 16, 2014.
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
Advertising
The Company had approximately $1,300 in advertising commitments at December 31, 2014, which primarily relate to print advertisements in newspapers and magazines as well as outdoor advertising. The majority of these commitments are expected to be paid during 2015.
Note 16. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability claims primarily relate to litigation that arises from store operations.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect ultimate claim costs significantly differ from its estimates, self-insurance reserves could be affected if actual developed claims considerably fluctuate from the historical trends and the assumptions applied. The Company's estimated claims are discounted using a rate of 1.54% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $20,409 and $15,809 as of December 31, 2014 and 2013, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit of $300 and $450 with insurance companies being the beneficiaries as of December 31, 2014 and 2013, respectively and cash deposits of $16,124 in favor of insurance company beneficiaries as of both December 31, 2014 and 2013. In early 2015, the Company increased cash deposits to approximately $18,000. At December 31, 2014, the Company recorded a total reserve of $19,560, of which $5,321 is included in accrued expenses and $14,239 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2013, the Company recorded a total reserve of $15,356, of which, $3,871 is included in accrued expenses and $11,485 is included in other long-term liabilities on the consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred, but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserves of $1,439 and $2,512 are included in accrued expenses in the consolidated balance sheets at December 31, 2014 and 2013, respectively.
Note 17. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of undecorated apparel products sold to distributors and third party screen printers in the U.S. as well as its online consumer sales. The Retail segment consists of the Company's retail operations in the U.S., which comprised 136 retail stores as of December 31, 2014. The Canada segment includes wholesale, retail, and online consumer operations in Canada. As of December 31, 2014, the retail operations in the Canada segment comprised 31 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of December 31, 2014, the retail operations in the International segment comprised 75 retail stores operating in 18 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
The Company evaluates performance of its operating segments primarily based on net sales and operating income or loss from operations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, information technology, accounting, executive compensation and various other corporate level expenses.

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	For the Year Ended December 31, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$167,795	$0	$10,224	$8,842	$186,861
Retail net sales	0	191,442	38,087	131,113	360,642
Online consumer net sales	41,174	0	3,233	16,981	61,388
Total net sales	208,969	191,442	51,544	156,936	608,891
Gross profit	60,182	123,738	28,023	97,192	309,135
Income (loss) from segment operations	31,068	(794)	3,838	(1,380)	32,732
Depreciation and amortization	8,645	11,614	1,672	3,966	25,897
Capital expenditures	2,424	4,018	415	2,961	9,818
Retail store impairment	0	696	178	1,864	2,738
Deferred rent benefit	(443)	(3,025)	(202)	(646)	(4,316)
	For the Year Ended December 31, 2013
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$159,682	$0	$12,092	$8,893	$180,667
Retail net sales	0	205,011	45,163	141,517	391,691
Online consumer net sales	41,569	0	2,879	17,135	61,583
Total net sales to external customers	201,251	205,011	60,134	167,545	633,941
Gross profit	49,877	131,912	34,720	104,376	320,885
Income (loss) from segment operations	11,981	(2,731)	3,684	3,916	16,850
Depreciation and amortization	7,418	12,420	1,853	4,385	26,076
Capital expenditures	10,115	11,204	1,167	4,568	27,054
Retail store impairment	0	642	144	754	1,540
Deferred rent expense (benefit)	81	(1,678)	(375)	(121)	(2,093)
	For the Year Ended December 31, 2012
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$149,611	$0	$13,006	$10,278	$172,895
Retail net sales	0	198,886	48,499	141,738	389,123
Online consumer net sales	35,744	0	2,164	17,384	55,292
Total net sales to external customers	185,355	198,886	63,669	169,400	617,310
Gross profit	53,195	130,498	37,500	106,190	327,383
Income (loss) from segment operations	27,893	4,197	(57)	10,670	42,703
Depreciation and amortization	6,322	10,909	1,543	4,215	22,989
Capital expenditures	9,791	6,626	1,607	3,583	21,607
Retail store impairment	0	243	130	1,274	1,647
Deferred rent expense (benefit)	523	(706)	(197)	(515)	(895)

Reconciliation of reportable segments combined income from operations to the consolidated loss before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Income from operations of reportable segments	$32,732	$16,850	$42,703
Unallocated corporate expenses	60,315	46,145	41,741
Interest expense	39,853	39,286	41,559
Foreign currency transaction loss	1,479	1	120
Unrealized (gain) loss on change in fair value of warrant	(1,715)	3,713	4,126
(Gain) loss on extinguishment of debt	(171)	32,101	(11,588)
Other (income) expense	(371)	131	204
Consolidated loss before income taxes	$(66,658)	$(104,527)	$(33,459)
Net sales by geographic location of customers are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$400,411	$406,262	$384,241
Europe (excluding United Kingdom)	64,760	70,347	66,861
Canada	51,544	60,134	63,669
United Kingdom	42,601	44,153	47,694
South Korea	12,696	10,380	10,732
Japan	12,836	18,119	20,336
Australia	9,293	10,218	11,458
China	7,613	6,894	5,317
Other foreign countries	7,137	7,434	7,002
Total consolidated net sales	$608,891	$633,941	$617,310
Property and equipment, net by geographic location and total assets by reporting segments are as follows:

	December 31,
	2014	2013
United States	$38,932	$53,424
Europe (excluding the United Kingdom)	3,818	4,741
United Kingdom	2,482	4,434
Canada	2,301	3,913
Australia	566	846
Japan	506	750
South Korea	189	344
China	80	291
Other foreign countries	443	560
Total consolidated long-lived assets	$49,317	$69,303

U.S. Wholesale	$165,936	$169,474
U.S. Retail	57,933	77,150
Canada	15,271	17,761
International	55,249	69,367
Total assets	$294,389	$333,752

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31,
	2014	2013
Total assets	24.0%	26.1%
Total liabilities	6.3%	6.8%
Note 18. Litigation
The Company is subject to various claims and contingencies in the ordinary course of business that arise from litigation, business transactions, operations, employee-related matters, or taxes. The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss or range of loss, or a statement that such an estimate cannot be made. Insurance may cover a portion of such losses; however, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on the Company's business, financial position, results of operations, or cash flows. In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate.
SEC Investigation
On February 5, 2015, the Company learned that the Securities and Exchange Commission had issued a formal order of investigation with respect to matters arising from the Suitability Committee's review relating to Mr. Charney. The SEC's investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. The Company intends to cooperate fully with the SEC in its investigation.
Shareholder Derivative Actions
In 2010, two shareholder derivative lawsuits were filed in the United States District Court for the Central District of California (the "Court") that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the "First Derivative Action"). Plaintiffs in the First Derivative Action alleged a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company filed a motion to dismiss the First Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
In 2010, four shareholder derivative lawsuits were filed in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). Three of the matters comprising the State Derivative Action alleged causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of over 1,500 employees following an Immigration and Customs Enforcement inspection. The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations. On April 12, 2011, the Superior Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that, among other reasons, the case is duplicative of the First Derivative Action.
In July 2014, two shareholder derivative lawsuits were filed in the Court that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. 2014 Shareholder Derivative Litigation, Lead Case No. 14-CV-5699 (the "Second Derivative Action," and together with the First Derivative Action, the "Federal Derivative Actions"). Plaintiffs in the Second Derivative Action alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The Second Derivative Action primarily seeks to recover damages and reform corporate governance and internal procedures. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company has filed a motion to dismiss, and the parties are currently briefing this motion.
Both the Federal Derivative Actions and State Derivative Action are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights.
Should the above matters (i.e., the Federal Derivative Actions or the State Derivative Action) be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds that fall outside the scope of the Company's Directors and Officers Liability insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Employment Matters
The Company has previously disclosed arbitrations filed on or about February 17, 2011, related to cases filed in the Supreme Court of New York, County of Kings (Case No. 5018-1) and Superior Court of the State of California for the County of Los Angeles (Case Nos. BC457920 and BC460331) against American Apparel, Mr. Charney and certain members of the Board asserting claims of sexual harassment, assault and battery, impersonation through the internet, defamation and other related claims. The Company has settled or obtained a dismissal of all of these claims.
In addition, the Company is currently engaged in other employment-related claims and other matters incidental to its business. The Company believes that all such claims are without merit or not material and intends to vigorously dispute the validity of the plaintiffs' claims. While the final resolution of such claims cannot be determined based on information at this time, the Company believes, but cannot provide assurance that, the amount and ultimate liability, if any, with respect to these actions will not materially affect its business, financial position, results of operations, or cash flows. Should any of these matters be decided against the Company, it could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
Federal Securities Action
Four putative class action lawsuits (Case No. CV106352 MMM (RCx), Case No. CV106513 MMM (RCx), Case No. CV106516 MMM (RCx), and Case No. CV106680 GW (JCGx)) were filed in fall of 2010 in the United States District Court for the Central District of California ("USDC") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Litigation, Lead Case No. CV106352 MMM (JCGx). The lead plaintiff appointed by the USDC alleges two causes of action for violations of Section 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated under Section 10(b), arising out of alleged misrepresentations contained in the Company's press releases, public filings with the SEC, and other public statements relating to (i) the adequacy of the Company's internal and financial control policies and procedures; (ii) the Company's employment practices; and (iii) the effect that the dismissal of over 1,500 employees following an Immigration and Customs Enforcement inspection would have on the Company. Plaintiff seeks damages in an unspecified amount, reasonable attorneys' fees and costs, and equitable relief as the USDC may deem proper. On November 6, 2013, the USDC issued an order staying the case pending ongoing settlement discussions between the parties. Plaintiff filed an unopposed motion of preliminary approval which was granted on April 16, 2014 without oral argument. On July 28, 2014, the USDC approved the settlement, and final judgment was entered on July 30, 2014.
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

Note 19. Condensed Consolidating Financial Information
The Notes which constitute debt obligations of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries. The Notes are subject to certain customary automatic release provisions including the satisfaction and discharge, defeasance, or full payment of the principal, premium and, if any, accrued and unpaid interests. In certain circumstances, the Notes are subject to the sale or substantial disposition of the subsidiary guarantor's assets. No guarantor subsidiaries are less than 100% owned, directly or indirectly, by the Company.
The following presents the Parent's condensed consolidating balance sheets as of December 31, 2014 and 2013, and its condensed consolidating statements of operations and comprehensive (loss) income and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheets
December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,370	$6,973	$0	$8,343
Trade accounts receivable, net	0	19,422	5,876	0	25,298
Intercompany accounts receivable, net	240,989	(229,956)	(11,033)	0	0
Inventories, net	0	116,335	31,137	106	147,578
Other current assets	90	11,290	6,391	0	17,771
Total current assets	241,079	(81,539)	39,344	106	198,990
Property and equipment, net	0	38,932	10,385	0	49,317
Investments in subsidiaries	(115,109)	15,874	0	99,235	0
Other assets, net	8,861	27,463	9,758	0	46,082
TOTAL ASSETS	$134,831	$730	$59,487	$99,341	$294,389
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$34,299	$13	$0	$34,312
Accounts payable	0	32,508	3,046	0	35,554
Accrued expenses and other current liabilities	13,498	31,855	16,016	0	61,369
Fair value of warrant liability	19,239	0	0	0	19,239
Other current liabilities	0	9,762	2,038	0	11,800
Total current liabilities	32,737	108,424	21,113	0	162,274
Long-term debt, net	217,133	0	255	0	217,388
Other long-term liabilities	477	25,431	4,335	0	30,243
TOTAL LIABILITIES	250,347	133,855	25,703	0	409,905
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	494	(594)	18
Additional paid-in capital	218,779	6,726	7,967	(14,693)	218,779
Accumulated other comprehensive (loss) income	(6,915)	(2,493)	(4,136)	6,629	(6,915)
(Accumulated deficit) retained earnings	(325,241)	(137,458)	29,459	107,999	(325,241)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(115,516)	(133,125)	33,784	99,341	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$134,831	$730	$59,487	$99,341	$294,389

Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$512	$8,164	$0	$8,676
Trade accounts receivable, net	0	15,109	5,592	0	20,701
Intercompany accounts receivable, net	247,414	(224,181)	(23,233)	0	0
Inventories, net	0	129,716	39,736	(74)	169,378
Other current assets	97	10,442	6,002	0	16,541
Total current assets	247,511	(68,402)	36,261	(74)	215,296
Property and equipment, net	0	53,424	15,879	0	69,303
Investments in subsidiaries	(94,161)	18,158	0	76,003	0
Other assets, net	9,282	27,934	11,937	0	49,153
TOTAL ASSETS	$162,632	$31,114	$64,077	$75,929	$333,752
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$43,586	$456	$0	$44,042
Accounts payable	0	34,738	3,552	0	38,290
Accrued expenses and other current liabilities	5,952	28,344	15,722	0	50,018
Fair value of warrant liability	20,954	0	0	0	20,954
Other current liabilities	0	6,830	1,855	0	8,685
Total current liabilities	26,906	113,498	21,585	0	161,989
Long-term debt, net	213,130	47	291	0	213,468
Other long-term liabilities	0	29,711	5,988	0	35,699
TOTAL LIABILITIES	240,036	143,256	27,864	0	411,156
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	11	100	492	(592)	11
Additional paid-in capital	185,472	6,726	7,685	(14,411)	185,472
Accumulated other comprehensive (loss) income	(4,306)	(543)	(671)	1,214	(4,306)
(Accumulated deficit) retained earnings	(256,424)	(118,425)	28,707	89,718	(256,424)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(77,404)	(112,142)	36,213	75,929	(77,404)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$162,632	$31,114	$64,077	$75,929	$333,752

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$447,968	$208,480	$(47,557)	$608,891
Cost of sales	0	272,505	74,216	(46,965)	299,756
Gross profit	0	175,463	134,264	(592)	309,135
Selling and distribution expenses	0	124,470	88,087	0	212,557
General and administrative expenses	16,130	63,093	42,126	74	121,423
Retail store impairment	0	695	2,043	0	2,738
(Loss) income from operations	(16,130)	(12,795)	2,008	(666)	(27,583)
Interest expense and other expense	33,874	5,226	(25)	0	39,075
Equity in loss (earnings) of subsidiaries	18,336	611	0	(18,947)	0
(Loss) income before income taxes	(68,340)	(18,632)	2,033	18,281	(66,658)
Income tax provision	477	401	1,281	0	2,159
Net (loss) income	$(68,817)	$(19,033)	$752	$18,281	$(68,817)
Other comprehensive (loss) income, net of tax	(2,609)	(1,950)	(3,465)	5,415	(2,609)
Comprehensive (loss) income	$(71,426)	$(20,983)	$(2,713)	$23,696	$(71,426)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2013
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$462,732	$227,680	$(56,471)	$633,941
Cost of sales	0	285,947	84,938	(57,829)	313,056
Gross profit	0	176,785	142,742	1,358	320,885
Selling and distribution expenses	0	143,379	98,304	0	241,683
General and administrative expenses	502	67,779	38,676	0	106,957
Retail store impairment	0	642	898	0	1,540
(Loss) income from operations	(502)	(35,015)	4,864	1,358	(29,295)
Interest expense and other expense	63,992	10,622	618	0	75,232
Equity in loss (earnings) of subsidiaries	41,804	(95)	0	(41,709)	0
(Loss) income before income taxes	(106,298)	(45,542)	4,246	43,067	(104,527)
Income tax provisions	0	(202)	1,973	0	1,771
Net (loss) income	$(106,298)	$(45,340)	$2,273	$43,067	$(106,298)
Other comprehensive (loss) income, net of tax	(1,581)	(162)	(1,407)	1,569	(1,581)
Comprehensive (loss) income	$(107,879)	$(45,502)	$866	$44,636	$(107,879)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Year Ended December 31, 2012
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$452,234	$233,069	$(67,993)	$617,310
Cost of sales	0	271,809	85,958	(67,840)	289,927
Gross profit	0	180,425	147,111	(153)	327,383
Selling and distribution expenses	0	126,492	100,955	0	227,447
General and administrative expenses	1,276	59,420	36,518	113	97,327
Retail store impairment	0	243	1,404	0	1,647
(Loss) income from operations	(1,276)	(5,730)	8,234	(266)	962
Interest expense and other expense	23,975	9,629	817	0	34,421
Equity in loss (earnings) of subsidiaries	12,021	(1,057)	0	(10,964)	0
(Loss) income before income taxes	(37,272)	(14,302)	7,417	10,698	(33,459)
Income tax provision	0	133	3,680	0	3,813
Net (loss) income	$(37,272)	$(14,435)	$3,737	$10,698	$(37,272)
Other comprehensive income, net of tax	631	164	498	(662)	631
Comprehensive (loss) income	$(36,641)	$(14,271)	$4,235	$10,036	$(36,641)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$6,361	$(26,715)	$15,142	$0	$(5,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(6,441)	(3,377)	0	(9,818)
Proceeds from sale of fixed assets	0	(1)	22	0	21
Restricted cash	0	0	214	0	214
Net cash used in investing activities	0	(6,442)	(3,141)	0	(9,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	1,720	0	0	1,720
Repayments under current revolving credit facilities, net	0	(9,280)	(429)	0	(9,709)
Repayments of term loans and notes payable	0	(47)	(13)	0	(60)
Payments of debt issuance costs	(2,102)	0	0	0	(2,102)
Net proceeds from issuance of common stock	28,435	0	0	0	28,435
Proceeds from stock option exercise	574	0	0	0	574
Payment of statutory payroll tax withholding on share-based compensation associated with issuance of common stock	(647)	0	0	0	(647)
Repayments of capital lease obligations	0	(2,595)	(64)	0	(2,659)
Advances to/from affiliates	(32,621)	44,217	(11,596)	0	0
Net cash provided by (used in) financing activities	(6,361)	34,015	(12,102)	0	15,552
Effect of foreign exchange rate on cash	0	0	(1,090)	0	(1,090)
Net increase (decrease) in cash	0	858	(1,191)	0	(333)
Cash, beginning of period	0	512	8,164	0	8,676
Cash, end of period	$0	$1,370	$6,973	$0	$8,343

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$0	$130	$65	$0	$195
Property and equipment acquired under capital lease	$0	$434	$0	$0	$434
Standard General Loan Agreement assigned from Lion	$9,865	$0	$0	$0	$9,865
Lion Loan Agreement assigned to Standard General	$(9,865)	$0	$0	$0	$(9,865)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(13,825)	$(16,811)	$17,913	$0	$(12,723)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(21,319)	(5,735)	0	(27,054)
Proceeds from sale of fixed assets	0	109	64	0	173
Restricted cash	0	3,265	(1,531)	0	1,734
Net cash used in investing activities	0	(17,945)	(7,202)	0	(25,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	3,993	0	0	3,993
Repayments of expired revolving credit facilities, net	0	(28,513)	0	0	(28,513)
Borrowings (repayments) under current revolving credit facilities, net	0	43,579	(3,785)	0	39,794
Repayments of term loans and notes payable	9,500	(29,953)	(13)	0	(20,466)
Repayment of Lion term loan	(144,149)	0	0	0	(144,149)
Issuance of Senior Secured Notes	199,820	0	0	0	199,820
Payments of debt issuance costs	(10,540)	(1,369)	0	0	(11,909)
Payment of statutory payroll tax withholding on share-based compensation associated with issuance of common stock	(2,623)	0	0	0	(2,623)
Repayments of capital lease obligations	0	(1,662)	(57)	0	(1,719)
Advances to/from affiliates	(38,183)	45,397	(7,214)	0	0
Net cash provided by (used in) financing activities	13,825	31,472	(11,069)	0	34,228
Effect of foreign exchange rate on cash	0	0	(535)	0	(535)
Net decrease in cash	0	(3,284)	(893)	0	(4,177)
Cash, beginning of period	0	3,796	9,057	0	12,853
Cash, end of period	$0	$512	$8,164	$0	$8,676

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$0	$818	$758	$0	$1,576
Property and equipment acquired under capital lease	$0	$4,213	$0	$0	$4,213

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(584)	$15,181	$8,992	$0	$23,589
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(16,418)	(5,189)	0	(21,607)
Proceeds from sale of fixed assets	0	414	60	0	474
Restricted cash	0	(3,265)	(455)	0	(3,720)
Net cash used in investing activities	0	(19,269)	(5,584)	0	(24,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(1,921)	0	0	(1,921)
Repayments of expired revolving credit facilities, net	0	(48,324)	0	0	(48,324)
Borrowings under current revolving credit facilities, net	0	26,113	2,338	0	28,451
Borrowings (repayments) of term loans and notes payable, net	0	30,000	(13)	0	29,987
Payments of debt issuance costs	(231)	(4,995)	0	0	(5,226)
Payment of statutory payroll tax withholding on stock-based compensation associated with issuance of common stock	(393)	0	0	0	(393)
Proceeds from equipment lease financing	0	4,533	0	0	4,533
(Repayments) proceeds of capital lease obligations	0	(2,979)	86	0	(2,893)
Advances to/from affiliates	1,208	5,167	(6,375)	0	0
Net cash provided by (used in) financing activities	584	7,594	(3,964)	0	4,214
Effect of foreign exchange rate on cash	0	0	(390)	0	(390)
Net increase (decrease) in cash	0	3,506	(946)	0	2,560
Cash, beginning of period	0	290	10,003	0	10,293
Cash, end of period	$0	$3,796	$9,057	$0	$12,853

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired and included in accounts payable	$0	$3,160	$618	$0	$3,778
Note 20. Unaudited Quarterly Financial Information
Summarized quarterly financial information for fiscal 2014 and 2013 are listed below.

	Quarter Ended
	December 31	September 30	June 30	March 31
2014
Net sales	$153,529	$155,869	$162,397	$137,096
Gross profit	$72,235	$82,539	$82,387	$71,974
Net loss	$(27,962)	$(19,184)	$(16,205)	$(5,466)
Loss per share basic and diluted	$(0.16)	$(0.11)	$(0.09)	$(0.05)

2013
Net sales	$169,102	$164,543	$162,236	$138,060
Gross profit	$79,507	$84,640	$83,870	$72,868
Net loss	$(20,770)	$(1,513)	$(37,504)	$(46,511)
Loss per share basic and diluted	$(0.19)	$(0.01)	$(0.34)	$(0.42)

The Company experiences seasonality in its operations; sales during the third and fourth fiscal quarters have generally been the highest while sales during the first fiscal quarter have been the lowest. This reflects the combined impact of the seasonality of the wholesale and retail segments. Generally, the Company's retail segment has not experienced the same pronounced sales seasonality as other retailers.
Net loss during 2014 was primarily affected by lower sales volumes and significant expenses related to certain professional fees and contingency settlements, particularly during the third and fourth quarter of 2014. In connection with the suspension of Mr. Charney on June 18, 2014, the Board formed the Internal Investigation which ultimately concluded with his termination for cause on December 16, 2014. The suspension and the Internal Investigation have resulted in substantial legal and consulting fees. Additionally, as discussed in Notes 15 and 18, the Company entered into certain settlements with the German customs authorities and other jurisdictions, the Orange County district attorney's office related to an OSHA matter, and various previously disclosed employment-related claims. Finally, the Company experienced unusually high employee severance costs during 2014. The primary causes of the net losses during the first and second quarters of 2014 were driven by lower sales volume and the unrealized losses on the Company's warrants, respectively.
Net loss during 2013 was affected by the transition to the Company's new distribution center in La Mirada, California resulted in significant incremental costs (primarily labor). The issues surrounding the transition primarily related to improper design and integration and inadequate training and staffing. These issues caused processing inefficiencies that required the Company to employ additional staffing in order to meet customer demand. The transition was successfully completed during the fourth quarter of 2013. The center is now fully operational and labor costs have been reduced. The primary causes of the net losses during the first and second quarters of 2013 were driven by the unrealized losses on the Company's warrants and the loss on early extinguishment of debt, respectively.

Schedule II
American Apparel, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in thousands)

Description	Balance, Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance, End of Year
Allowance for trade accounts receivable:
For the year ended December 31, 2014	$2,229	$1,563	$0	$(3,334)	$458
For the year ended December 31, 2013	$2,085	$1,512	$0	$(1,368)	$2,229
For the year ended December 31, 2012	$2,195	$99	$0	$(209)	$2,085

Description	Balance, Beginning of Year	Charged to Costs and Expenses	Deductions (Recoveries)	Other	Balance, End of Year
Reserve for inventory shrinkage and obsolescence:
For the year ended December 31, 2014	$2,778	$6,948	$0	$(948)	$8,778
For the year ended December 31, 2013	$2,653	$912	$0	$(787)	$2,778
For the year ended December 31, 2012	$3,932	$690	$0	$(1,969)	$2,653

Description	Balance, Beginning of Year	Increase in Allowance	Deductions to Allowance	Other	Balance, End of Year
Valuation allowance of deferred tax assets:
For the year ended December 31, 2014	$120,694	$22,368	$0	$0	$143,062
For the year ended December 31, 2013	$77,578	$43,116	$0	$0	$120,694
For the year ended December 31, 2012	$73,773	$4,720	$(915)	$0	$77,578

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, and the opinion expressed by our external auditor's attestation report included herein, our management believes that our internal controls over financial reporting were effective as of December 31, 2014.
Based on the COSO (1992) criteria, management did not note control deficiencies that constituted a material weakness in our prior reported financial statements. A "material weakness" is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services

The information called for by Items 10, 11, 12, 13 and 14 will be included in the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2014. The relevant portions of such definitive proxy statement are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Item 8, Part II of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and/or Notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and;

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information may be found elsewhere in this Annual Report on Form 10-K and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit/Annex	Filing Date/Period End Date

2.1
Acquisition Agreement by and among American Apparel, Inc., AAI Acquisition LLC, American Apparel, Inc., a California corporation, American Apparel, LLC, each of American Apparel Canada Wholesale Inc. and American Apparel Canada Retail Inc. (together the “CI companies”), Dov Charney, Sam Lim, and the stockholders of each of the CI companies.
		PRER 14A	Annex A	11/28/2007

3.1	Amended and Restated Certificate of Incorporation of American Apparel, Inc.	8-K	3.1	12/18/2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of American Apparel, Inc.	8-K	3.1	06/27/2011

3.3	Amended and Restated Bylaws of American Apparel, Inc. as amended effective as of December 21, 2014.	8-K	3.2	12/22/2014

3.4	Certificate of Amendment to Certificate of Formation of American Apparel (USA), LLC.	10-K	3.3	03/17/2008

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of American Apparel, Inc. filed with the Secretary of State of the State of Delaware on June 30, 2014.	8-K	3.1	06/30/2014

3.6	Certificate of Designation of Series B Junior Participating Preferred Stock of American Apparel, Inc. filed with the Secretary of State of the State of Delaware on December 22, 2014.	8-K	3.1	12/22/2014

3.7	Specimen Common Stock Certificate	8-K	4.2	12/18/2007

4.1	Registration Rights Agreement, dated as of December 12, 2007	DEFM14A	Annex H	11/28/2007

4.2	Lock-Up Agreement, dated as of December 12, 2007, between American Apparel, Inc. and Dov Charney	DEFM14A	Annex D	11/28/2007

4.3	Letter Agreement Re: Extension of Lock-Up Agreement, dated as of March 13, 2009, among Dov Charney, Lion Capital (Guernsey) II Limited and American Apparel, Inc.	8-K	10.5	03/16/2009

4.4	Warrants to Purchase Shares of Common Stock of American Apparel, Inc., dated as of March 13, 2009, issued to Lion Capital (Guernsey) II Limited.	8-K	10.3	03/13/2009

4.5	Investment Agreement, dated as of March 13, 2009, between American Apparel, Inc. and Lion Capital (Guernsey) II Limited.	8-K	10.2	03/16/2009

4.6	Investment Voting Agreement, dated as of March 13, 2009, between American Apparel, Inc. and Lion Capital (Guernsey) II Limited.	8-K	10.4	03/16/2009

4.7	Voting Agreement, dated as of February 18, 2011, between Dov Charney, an individual, and Lion/Hollywood LLC., in its capacity as a lender under the Lion Credit Agreement.	8-K	10.2	02/22/2011

4.8	Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated as of March 24, 2011, issued to Lion/Hollywood LLC.	8-K	10.2	03/28/2011

4.9	Amendment No. 1, dated as of March 24, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc.	8-K	10.3	03/28/2011

4.10	Form of Voting Agreement, dated as of April 26, 2011, between Dov Charney and the other persons signatory thereto.	8-K	10.3	04/28/2011

4.11	Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated as of April 26, 2011, issued to Lion/Hollywood LLC.	8-K	10.6	04/28/2011

4.12	Amendment No. 1, dated as of April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., issued to Lion/Hollywood LLC.	8-K	10.7	04/28/2011

4.13	Amendment No. 2, dated as of April 26, 2011, to the Warrant to Purchase Shares of Common Stock of American Apparel, Inc., issued to Lion/Hollywood LLC.	8-K	10.8	04/28/2011

4.14	Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated as of July 7, 2011, issued to Lion/Hollywood LLC.	8-K	10.1	07/13/2011

4.15	Warrant to Purchase Shares of Common Stock of American Apparel, Inc., dated as of July 12, 2011, issued to Lion/Hollywood LLC.	8-K	10.2	07/13/2011

4.16	Amendment No. 1, March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated as of July 12, 2011.	8-K	10.5	03/19/2012

4.17	Amendment No. 1, March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated as of July 7, 2011.	8-K	10.6	03/19/2012

4.18	Amendment No. 1, March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated as of April 26, 2011.	8-K	10.7	03/19/2012

4.19	Amendment No. 2, March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated as of March 24, 2011.	8-K	10.8	03/19/2012

4.20	Amendment No. 3, March 13, 2012, to the Warrant to Purchase Shares of Common Stock of of American Apparel, Inc., dated as of March 13, 2009.	8-K	10.9	03/19/2012

4.21	Indenture, dated as of April 4, 2013, by and among the Company, the Guarantors and U.S. Bank National Association.	8-K	4.1	04/09/2013

4.22	Form of Note	8-K	4.2	04/09/2013

4.23	Registration Rights Agreement, dated as of April 4, 2013, by and among the Company, the Guarantors and Cowen and Company, LLC and Sea Port Group Securities, LLC, as representatives of the initial purchasers.	8-K	4.3	04/09/2013

4.24	Rights Agreement, dated as of June 27, 2014, between American Apparel, Inc. and Continental Stock Transfer & Trust Company, including the form of Certificate of Designations as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	4.1	06/30/2014

4.25	Amendment No. 1 to Rights Agreement, dated as of July 9, 2014, by and between American Apparel, Inc. and Continental Stock Transfers & Trust Company.	8-K	4.1	07/09/2014

4.26	Rights Agreement, dated as of December 21, 2014, between American Apparel, Inc. and Continental Stock Transfer & Trust Company & Trust Company, including the form of Certificate of Designation as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	4.1	12/22/2014

4.27	Amendment No. 1 to Rights Agreement, dated as of January 16, 2015, by and between American Apparel, Inc. and Continental Stock Transfer & Trust Company.	8-K	4.1	01/16/2015

10.1 +	American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated, dated as of June 25, 2013	DEF 14A	Annex A	04/30/2013

10.2	Lease by and between Titan Real Estate Investment Group, Inc., and Textile Unlimited Corp., E&J Textile Group, Inc., and Johnester Knitting, Inc.	8-K	10.15	12/18/2007

10.3	Lease, dated as of December 13, 2005, by and between American Apparel, Inc. and American Central Plaza.	8-K	10.17	12/18/2007

10.4	Lease Amendment, effective as of November 15, 2006, by and between American Apparel, Inc. and American Central Plaza.	8-K	10.18	12/18/2007

10.5	Lease Amendment, effective as of March 22, 2007, by and between American Apparel, Inc. and American Central Plaza.	8-K	10.19	12/18/2007

10.6	Lease, dated as of January 1, 2004, by and between American Apparel, Inc. and Alameda Produce Market, Inc.	8-K	10.21	12/18/2007

10.7	Lease, dated as of May 12, 2004, by and between American Apparel, Inc. and Alameda Produce Market, Inc.	8-K	10.22	12/18/2007

10.8	Lease, dated as of July 30, 2009, by and between American Apparel, Inc. and Alameda Produce Market, Inc.	8-K	10.21	12/18/2007

10.9	Form of Purchase and Investment Agreement by and among American Apparel, Inc. and the purchasers signatory thereto.	8-K	10.1	12/18/2007

10.10	Purchase Agreement, dated as of April 27, 2011, between American Apparel, Inc. and Dov Charney.	8-K/A	10.2	04/28/2011

10.11	Amendment to Purchase Agreement, dated as of October 16, 2012, by and between American Apparel, Inc. and Dov Charney.	8-K	10.1	10/22/2012

10.12	Amendment and Agreement, dated as of April 10, 2009, by and between American Apparel, Inc. and Lion/Hollywood LLC.	8-K	10.1	04/16/2009

10.13	Second Amendment and Agreement, dated as of June 17, 2009, by and between American Apparel, Inc. and Lion/Hollywood LLC.	8-K	10.1	06/19/2009

10.14	Third Amendment and Agreement, dated as of August 18, 2009, by and between American Apparel, Inc. and Lion/Hollywood LLC.	8-K	10.1	08/20/2009

10.15	Letter Agreement, Re: Pledging of Restricted Securities, dated as of October 28, 2009	8-K	10.1	11/03/2009

10.16	Intercreditor Agreement, dated as of April 4, 2013, by and among U.S. Bank National Association and Capital One Leverage Finance Corp.	8-K	10.2	04/09/2013

10.17	Credit Agreement, dated as of April 4, 2013, by and among the Company, the Borrowers, the Guarantors, Capital One Leverage Finance Corp., and the Lenders party thereto.	8-K	10.1	04/09/2013

10.18	Amendment No. 1, dated as of May 22, 2013, to Credit Agreement by and among the Company, the Borrowers, the Guarantors, Capital One Leverage Finance Corp., and the Lenders party thereto.	10-K	10.39	04/01/2013

10.19	Amendment No. 2 to Credit Agreement, dated as of July 5, 2013, by and among the Company, the Borrowers, the Guarantors, Capital One Leverage Finance Corp., and the Lenders party thereto.	8-K	10.1	07/09/2013

10.20	Amendment No. 3 to Credit Agreement and Limited Waiver, dated as of November 14, 2013, by and among the Company, the Borrowers, the Guarantors, Capital One Leverage Finance Corp., and the Lenders party thereto.	10-K	10.41	04/01/2014

10.21	Amendment No. 4 to Credit Agreement and Limited Consent, dated as of November 29, 2013, by and among the Company, the Borrowers, the Guarantors, Capital One Leverage Finance Corp., and the Lenders party thereto.	10-K	10.42	04/01/2014

10.22	Amendment No. 5 to Credit Agreement and Limited Waiver, dated as of March 25, 2014, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp (i/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto.	8-K	10.1	03/25/2014

10.23	Credit Agreement, dated as of May 22, 2013, by and among American Apparel, Inc. and Lion/Hollywood LLC.	10-K	10.44	04/01/2014

10.24	Amendment No. 1 to Credit Agreement, dated as of November 29, 2013, by and among American Apparel, Inc. and Lion/Hollywood LLC.	10-K	10.45	04/01/2014

10.25	Amendment to Credit Agreement, dated as of September 8, 2014, by and among American Apparel, Inc. and Standard General Master Fund L.P.	10-Q	10.6	11/10/2014

10.26†	Separation Agreement and General Release of All Claims, dated as of May 16, 2014, by and between American Apparel, Inc. and Glenn A. Weinman.	8-K	10.1	05/13/2014

10.27	Nomination Standstill and Support Agreement, by and among American Apparel, Inc., Standard General Master Fund L.P., P Standard General Ltd and Dov Charney.	8-K	10.1	07/09/2014

10.28†	Employment Agreement, effective as of July 14, 2014, between American Apparel, Inc. and John J. Luttrell.	8-K	10.1	07/18/2014

10.29†	American Apparel, Inc. Severance Plan	8-K	10.1	07/25/2014

10.30†	Employment Agreement, dated as of September 29, 2014, by and between American Apparel, Inc. and Hassan Natha.	10-Q	10.4	11/10/2014

10.31†	Letter Agreement, dated as of September 28, 2014, by and between American Apparel, Inc. and Alvarez & Marsal North America, LLC.	10-Q	10.3	11/10/2014

10.32*	Employment Agreement, effective as of November 20, 2014, by and between American Apparel, Inc. and Chelsea A. Grayson.

10.33*	Employment Agreement, effective as of January 9, 2015, by and between American Apparel, Inc. and Paula Schneider.

10.34*
Amendment No. 6 to Credit Agreement and Waiver, dated as of March 25, 2015, by and among the Company, the Borrowers, Fresh Air Freight, Inc., Capital One Business Credit Corp (i/k/a Capital One Leverage Finance Corp.), as Administrative Agent, and the Lenders party thereto.

10.35*	Credit Agreement, dated as of March 25, 2015, by and among American Apparel, Inc. and Standard General L.P.

14.1	American Apparel, Inc. Code of Ethics	8-K	14.1	12/18/2007

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 25, 2015	By:	/s/ PAULA SCHNEIDER
Paula Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAULA SCHNEIDER	Chief Executive Officer	March 25, 2015
Paula Schneider

/s/ HASSAN N. NATHA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2015
Hassan N. Natha

/s/ COLLEEN B. BROWN	Chairperson of the Board of Directors	March 25, 2015
Colleen B. Brown

/s/ DAVID DANZIGER	Director	March 25, 2015
David Danziger

/s/ DAVID GLAZEK	Director	March 25, 2015
David Glazek

/s/ LYNDON LEA	Director	March 25, 2015
Lyndon Lea

/s/ LAURA A. LEE	Director	March 25, 2015
Laura A. Lee

/s/ JOSEPH MAGNACCA	Director	March 25, 2015
Joseph Magnacca

/s/ ALLAN MAYER	Director	March 25, 2015
Allan Mayer

/s/ THOMAS J. SULLIVAN	Director	March 25, 2015
Thomas J. Sullivan