Form 10-K/A
period 2014-12-31
AMERICAN APPAREL, INC
filed 2015-03-26
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2014 for American Apparel, Inc. (the "Company" and, such filing, the "Original Filing") was filed with the Securities and Exchange Commission (the "SEC") on March 25, 2015. This Amendment No. 1 on Form 10-K/A (this "Amendment") is filed for the purposes of providing a corrected Exhibit 23.1 - Independent Registered Public Accounting Firm’s Consent. The original Exhibit 23.1 in the Original Filing contained certain typographical errors which are corrected in this filing.
Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN APPAREL, INC.

March 25, 2015	By:	/s/ HASSAN N. NATHA
Hassan N. Natha
Executive Vice President and Chief Financial Officer