Form 10-K/A
AMERICAN APPAREL, INC
filed 2015-04-30
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 __________________________________________________
FORM 10-K/A
Amendment No. 2
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
Registrant's telephone number, including area code: (213) 488-0226
 __________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NYSE MKT
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, "accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

At the April 28, 2015, the Registrant had issued and outstanding 176,682,164 and 176,376,508 shares of its common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None

AMERICAN APPAREL, INC.

EXPLANATORY NOTE
The Annual Report on Form 10-K for the year ended December 31, 2014 for American Apparel, Inc. (the "Company" or "American Apparel") and, such filing (the "Original Filing"), was filed with the Securities and Exchange Commission (the "SEC") on March 25, 2015. This Amendment No. 2 on Form 10-K/A (this "Amendment") is filed for the purposes of (i) providing the information required by Items 10 through 14 of Part III of Form10-K. The information required by Items 10 through 14 of the Original Filing was omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company's definitive proxy statement will not be filed on or before April 30, 2015 (i.e., within 120 days after the end of the Company's 2014 fiscal year) pursuant to Regulation 14A. Therefore, (x) the reference on the cover of the Original Filing to the incorporation by reference of the registrant's 2014 Proxy Statement into Part III of the Original Filing is hereby deleted and (y) Items 10 through 14 of the Original Filing have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The following table presents certain information concerning our directors and executive officers as of April 28, 2015:

Name	Age	Position
Paula Schneider	57	Chief Executive Officer
Hassan N. Natha	55	Executive Vice President and Chief Financial Officer
Martin Bailey	55	Chief Manufacturing Officer
Chelsea A. Grayson	43	Executive Vice President, General Counsel and Secretary
Colleen B. Brown	56	Director and Chairperson of the Board
Jeff Chang	34	Director
David Danziger	57	Director
David Glazek	36	Director
Lyndon Lea	46	Director
Laura A. Lee	39	Director
Joseph Magnacca	52	Director
Allan Mayer	64	Director
Thomas J. Sullivan	51	Director
Director Vacancies
There are currently no vacancies on our Board of Directors (the "Board").
Directors
On June 18, 2014, the Board voted to replace Dov Charney as Chairman of the Board, suspended him and notified him of its intent to terminate his employment as our Chief Executive Officer ("CEO") for cause and appointed Allen Mayer and David Danziger as Co-Chairmen of the Board.
On July 9, 2014, in connection with the Nomination, Standstill Agreement, dated July 9, 2014, among the Company, Standard General L.P. ("Standard General"), Standard General Master Fund L.P., P Standard General Ltd. and Dov Charney (the "Standstill Agreement"), five (5) of the seven (7) members of the Board resigned (the "Resignations"), effective as of August 2, 2014. In connection with the Standstill Agreement, Allan Mayer and David Danziger were to remain as directors, and each were to continue to serve as Co-Chairman of the Board. Immediately after such resignations, Messrs. Mayer and Danziger were to appoint the following individuals to fill the vacancies on the Board: one individual designated by Standard General to the Company to serve as a Class A director of the Company (the "Class A Designee"), two other individuals designated by Standard General to the Company to serve as Class B directors of the Company (the "Class B Designees" and together with the Class A Designee, the "Standard General Designees") and two other individuals mutually agreed between Standard General and the Company to serve as Class C directors of the Company (together with the Standard General Designees, the "New Board Designees"). On July 31, 2014, in accordance with the Standstill Agreement, the Board amended and restated our Bylaws to fix the size of the Board at nine directors.
On August 2, 2014, immediately following the acceptance of the Resignations, Allan Mayer and David Danziger appointed four (4) individuals to fill the vacancies resulting from the Resignations in accordance with the terms of the Standstill Agreement: David Glazek, designated by Standard General, to serve as a Class A director, Thomas J. Sullivan, designated by Standard General, to serve as a Class B director and Colleen B. Brown and Joseph Magnacca, each mutually agreed between Standard General and the Company, to serve as Class C directors.
On August 8, 2014, the Board appointed Laura A. Lee, designated by Standard General, to serve as a Class B director to fill the remaining vacancy resulting from the Resignations. Pursuant to the terms of the Standstill Agreement, the Company will use its reasonable best efforts to cause the election of the Class B Designees of the Company at the 2015 Annual Meeting of Stockholders.
On September 15, 2014, the Board appointed Robert Mintz as a Class C director to fill one of the existing vacancies on the Board. Mr. Mintz was a designee of Lion/Hollywood L.L.C. ("Lion") under the Investment Agreement, dated as of March 13, 2009, as amended, between us and Lion (the "Investment Agreement") which currently permits Lion to appoint two directors to the Board.
On December 15, 2014, the Board voted to terminate Dov Charney as CEO for cause in accordance with the terms of his employment agreement. Such decision followed a determination by a special committee of the Board that it was not appropriate for Dov Charney to be reinstated as CEO or serve as an officer or employee of the Company. Mr. Charney's consulting relationship with us, which began at the time of his suspension as CEO, was also terminated on such date. On such date, the Board also appointed Paula Schneider as our CEO, effective as of January 5, 2015.
On December 22, 2014, Allan Mayer and David Danziger, our Co-Chairmen of the Board, stepped down from that position and Colleen B. Brown was appointed as the new Chairperson of the Board.
On January 13, 2015, the Board appointed Lyndon Lea, as a Class B director to fill one of the existing vacancies on the Board. Mr. Lea is a designee of Lion under the Investment Agreement.
On March 6, 2015, Robert Mintz resigned from the Board; on March 24, 2015, the Board elected Jeff Chang, designated by Lion, to fill that vacancy as a Class C director.
The names and certain information regarding each director's experience, qualifications, attributes and skills are set forth below.
Class A Directors (Terms Expire at the 2017 Annual Meeting of Stockholders)
David Danziger was elected a director of the Board on June 24, 2011 and serves as Chair of the Audit Committee of the Board. Mr. Danziger is a Chartered Professional Accountant and the Senior Vice President of Assurance Services as well as the National Leader of Public Companies at MNP LLP ("MNP"), the 6 th largest accounting firm in Canada. MNP is registered to audit public companies on all stock exchanges in North America. Mr. Danziger serves in both the audit function and as a compliance adviser to various public companies and private firms looking to become public both in Canada and in the USA. Mr. Danziger has over 25 years' experience in audit, accounting and management consulting. He is currently a Director for Eurotin Inc., Carpathian Gold Inc. and The Intertain Group Inc. Mr. Danziger is a member of an advisory committee to the Ontario Securities Commission on small to medium sized companies. Mr. Danziger graduated with a bachelor's degree in Commerce from the University of Toronto.
David Glazek was appointed to Board on August 2, 2014 and serves as a member of the Compensation and Nominating and Governance Committees of the Board. Mr. Glazek joined Standard General in 2008 and has been a Partner since 2012. Mr. Glazek currently serves as a director of North Atlantic Holding Company, Inc., a Manager of Standard Carbon LLC, and a board observer of Upstate Power Producers, Inc. Prior to joining Standard General, Mr. Glazek held investment banking positions at Lazard Freres & Co. LLC, where he focused on mergers and acquisitions and corporate restructurings. Mr. Glazek also worked at Blackstone Group LP. Mr. Glazek holds a J.D. from Columbia Law School and a B.A. from the University of Michigan. Mr. Glazek has broad experience in investment research and analysis as well as experience addressing operational, transactional, and financing needs of companies, including Standard General investment portfolio companies.
Allan Mayer was elected a director of the Board on December 12, 2007 and serves as Chair of the Compensation Committee and as a member of the Nominating and Governance Committee of the Board. Since October 2006, he has been a principal partner, member of the management committee, and head of the Strategic Communications Division of 42West LLC, a leading public relations firm. Previously, from 1997 until October 2006, Mr. Mayer was managing director and head of the entertainment practice at the crisis communications firm Sitrick and Company. Mr. Mayer began his professional life as a journalist, working as a staff reporter for The Wall Street Journal; a writer, foreign correspondent and senior editor for Newsweek, and the founding editor (and later publisher) of Buzz magazine. He also served as editorial director of Arbor House Publishing Co. and senior editor of Simon & Schuster. Mr. Mayer has authored two books — Madam Prime Minister: Margaret Thatcher and Her Rise to Power (Newsweek Books, 1980) and Gaston's War (Presidio Press, 1987) — and is co-author, with Michael S. Sitrick, of Spin: How To Turn The Power of the Press to Your Advantage (Regnery, 1998). In addition, he has written for a wide variety of national publications, ranging from The New York Times Magazine to Vogue. Mr. Mayer is a recipient of numerous professional honors, including the National Magazine Award, the Overseas Press Club Citation of Excellence, and six William Allen White Awards. Mr. Mayer serves on the board of directors of Film Independent and has lectured on crisis management and communications at UCLA's Anderson School of Business and USC's Annenberg School of Communication. Mr. Mayer received his B.A. from Cornell University.
Class B Directors (Terms Expire at the 2015 Annual Meeting of Stockholders)
Lyndon Lea was appointed to the Board on January 13, 2015 as a designee of Lion under the Investment Agreement. Mr. Lea is a founding partner of Lion Capital LLP, an affiliate of Lion, and serves as its Managing Partner. Prior to founding Lion Capital, Lyndon was a Partner of Hicks, Muse, Tate & Furst where he co-founded its European operations in 1998. Prior to joining Hicks Muse, Mr. Lyndon served at Glenisla, the European affiliate of Kohlberg Kravis Roberts & Co and was an investment banker. Mr. Lea received his B.A. from the University of Western Ontario in Canada.
Laura A. Lee was appointed to the Board on August 8, 2014 and currently serves as a member of the Nominating and Corporate Governance Committee of the Board. Ms. Lee has been the head of East Coast content partnership for Google/YouTube since 2007, where she oversees more than 150 television, film, new media and original entertainment partnerships. Prior to joining Google, she was a vice president and head of business development & operations for MTV. Ms. Lee holds a B.A. from Brown University and an M.B.A. from the Harvard Business School.

Thomas J. Sullivan was appointed to the Board on August 2, 2014 and currently serves as the Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of the Board. Mr. Sullivan has served as a director of Media General since November 2013. He has also served as a member of the advisory board of Millennium Custodial Trust since 2010 and a Trustee of Accredited Mortgage Loan REIT since 2009. Since 2009, Mr. Sullivan has been the Managing Partner of Smallwood Partners, LLC, a financial advisory services firm. Prior to the merger of Media General and New Young Broadcasting Holding Co. ("Young"), Mr. Sullivan was a member of the Board of Directors, as well as of the Audit, Compensation and Nominating Committees, of Young from January 2009 until November 2013. Mr. Sullivan held the position of Executive Chairman of Young from June 2012 until November 2013 and served as Senior Vice President, Finance and Chief Financial Officer in 2012. Mr. Sullivan's previous experience also includes serving as a Managing Director with Investcorp International, Inc., an international middle market private equity firm. Mr. Sullivan holds a B.B.S. from Villanova University. Mr. Sullivan has served on numerous boards for 20 years and has broad leadership, operational and financial restructuring experience as well as experience in the fields of private equity and capital markets. Mr. Sullivan's experience as a public company director and in the private equity sector, combined with the leadership skills and experiences of the other Board members, provides us with the perspectives and judgment necessary to guide our strategy and monitor its execution.
Class C Directors (Terms Expire at the 2016 Annual Meeting of Stockholders)
Colleen B. Brown was appointed to the Board on August 2, 2014 and became Chairperson of the Board on December 22, 2014. Ms. Brown currently serves as a member of the Audit and Nominating and Corporate Governance Committees of the Board. Ms. Brown has served as a director of TrueBlue, Inc. since July 2014 and a Managing Director of Newport Board Group since March 2014 where she advises major institutions and institutional investors on corporate governance issues. In addition, she currently serves as a director of DataSphere Technologies, Inc. and of Port Blakely Companies. Prior to joining TrueBlue, Inc., Ms. Brown served as President and CEO of Fisher Communications, Inc. from 2005 to 2013 and as a director of Fisher Communications, Inc. from 2006 to 2013. From 2000 to 2004, she served as Senior Vice President of Belo Corporation. Earlier in Ms. Brown's career, she was President of the Television Division of Lee Enterprises from 1998 to 2000 and was President and General Manager of various companies at Gannett Co. Inc., a multinational media company, from 1980 to 1998. She also served on the board of Career Builder from 2000 to 2004 and on the board of Classified Ventures from 2000 to 2004. Ms. Brown holds a B.S. from the University of Dubuque and M.B.A. from the University of Colorado. Ms. Brown has extensive management, operations and business experience, as well as proven experience serving on the boards of public companies.
Jeff Chang was appointed to the Board on March 24, 2015 as a designee of Lion under the Investment Agreement. Mr. Chang has been a Director of Lion Capital since 2013 and joined Lion Capital in 2008. Prior to joining Lion Capital, Mr Chang was employed by AEA Investors in New York where he focused on industrial and consumer investments. Prior to this, Mr. Chang worked with Bain & Company in San Francisco and Dresdner Kleinwort Wasserstein, in their Technology M&A Group, also in San Francisco. Jeff holds a B.S. from the University of California, Berkeley.
Joseph Magnacca was appointed to the Board of Directors on August 2, 2014 and serves as a member of the Compensation Committee of the Board. Mr. Magnacca has served as a director and CEO of RadioShack since February 2013. Prior to joining RadioShack, he served as President of Daily Living Products and Solutions of Walgreen Co. from 2011 to 2013. Mr. Magnacca also led the Walgreens Retail acquisition team, which acquired Alliance Boots in 2012. From July 2010 to March 2011, he served as President of Duane Reade Holdings, Inc., and from 2008 to 2010, he served as Senior Vice President and Chief Merchandising Officer of Duane Reade Holdings, Inc. Beginning in 2001 and until 2008, Mr. Magnacca held the position of Executive Vice President of Shoppers Drug Mart Corporation. Mr. Magnacca has extensive marketing and merchandising experience as well as leadership and business skills.
Executive Officers
 Paula Schneider joined American Apparel as CEO on January 5, 2015. Prior to joining us, Ms. Schneider served as President and Chief Operating Officer of ESP Group, Ltd. from 2013 to 2014, CEO of Big Strike LLC from 2010 to 2012, Senior Advisor to the Gores Group from 2010 to 2012, and President of Warnaco Swimwear Group from 2007 to 2010. Ms. Schneider has also previously served as President of Sales of BCBG Max Azria and as President of Laundry by Shelli Segal. Ms. Schneider has a B.A. in Costume Design and Theater from California State University, Chico.
Hassan N. Natha joined American Apparel as Executive Vice President and Chief Financial Officer ("CFO") on September 29, 2014. Mr. Natha has more than 20 years of experience in finance with both public and private companies, including service as Chief Financial Officer at Fisher Communications, Inc. and Jones Soda Company. He also spent ten years at Nike's Bauer Nike Hockey, Inc. in various finance and executive operations roles. Mr. Natha is a Certified Public Accountant and a Canadian Chartered Professional Accountant. He received a bachelor's degree in Commerce from Concordia University and holds a Graduate Diploma of Public Accountancy from McGill University.
 Martin Bailey has been our Chief Manufacturing Officer since 2002 overseeing our textile and apparel production and the planning, purchasing, sourcing, product development, quality-assurance and distribution departments, as well as nonrelated support departments. Mr. Bailey has been in the apparel industry for over 30 years and brings a wealth of industry experience. He has managed manufacturing services and operations for companies such as Fruit of the Loom and Alstyle Apparel and has earned a reputation in the apparel industry for his ability to implement cost-effective programs and streamline and organize production growth. Mr. Bailey graduated from Campbellsville College with a B.S. in Business Administration.
 Chelsea A. Grayson joined American Apparel on December 15, 2014. Ms. Grayson has more than 15 years of experience in private practice as a corporate attorney with the law firms of Jones Day and Loeb & Loeb LLP, where she was a partner in the corporate groups of both firms. Her experience includes private placements of equity and debt securities for public and private companies, joint ventures and strategic alliances, and mergers and acquisitions for clients in a variety of industries, including retail. Ms. Grayson, a Los Angeles native, is a member of the State Bar of California and received a B.A. from the University of California, Los Angeles and a J.D. from Loyola Law School.
CORPORATE GOVERNANCE AND BOARD MATTERS
Background of American Apparel, Inc.
American Apparel, Inc. including its subsidiaries, is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At December 31, 2014, the Company operated a total of 242 retail stores in 20 countries including the U.S. and Canada.
Director Independence
The Board is currently composed of nine directors, seven of whom qualify as independent directors as defined under the applicable listing standards of the NYSE MKT (each an "Independent Director"). Each of Ms. Brown, Mr. Danziger, Mr. Glazek, Ms. Lee, Mr. Magnacca, Mr. Mayer and Mr. Sullivan qualifies as an Independent Director.
In establishing independence, the Board affirmatively determines that each director or nominee does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Board has determined as provided in the NYSE MKT rules that the following categories of persons would not be considered independent: (1) a director who is, or during the past three years was, employed by us, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (2) a director who accepted or has an immediate family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (unless such compensation falls under exceptions provided for under the NYSE MKT rules); (3) a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer; (4) a director who is an executive officer, partner or a controlling stockholder, or has an immediate family member who is an executive officer, partner or a controlling stockholder, of an organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) which, in any of the past three fiscal years, exceeds or exceeded the greater of $200,000, or 5% of the other organization's consolidated gross revenues; (5) a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee of such other entity; and (6) a director who is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.
Applying these standards, the Board determined that seven directors qualify as Independent Directors. In making this determination with respect to Thomas Sullivan, the Nominating and Corporate Governance Committee considered that Mr. Sullivan serves as a member of the board of directors of Media General, and that Soohyung Kim, Chief Executive Officer of Standard General, also serves as a member of the board of directors of Media General. In making this determination with respect to Joseph Magnacca, the Committee considered that Mr. Magnacca served as Chief Executive Officer of RadioShack, and that Standard General is the beneficial owner of approximately 9.8% of the outstanding common stock of RadioShack. In making this determination with respect to David Glazek, the Nominating and Corporate Governance Committee considered that Mr. Glazek is a partner of Standard General.
BOARD LEADERSHIP STRUCTURE AND RISK OVERSIGHT
As discussed more fully above, on June 18, 2014, the Board voted to replace Dov Charney as Chairman of the Board and appointed Allen Mayer and David Danziger as Co-Chairmen of the Board.
On December 22, 2014, Allan Mayer and David Danziger, our Co-Chairmen of the Board, stepped down from that position and Colleen B. Brown was appointed as the new Chairperson of the Board.

Accordingly, during 2014, we transitioned to a Board leadership structure that fully separates the positions of Chairman and CEO. In addition, the terms of the Standstill Agreement require that we separate the positions of Chairman and CEO. By having different individuals serve in these capacities, we believe that our leadership structure will provide additional objective and thoughtful oversight by the Board and enable our CEO to focus on our operations. This provision survives for as long as any Standard General Designee is a member of the Board. The CEO is responsible for risk management associated with our day-to-day operations, and the Board, as a whole and through its committees, is responsible for overseeing our overall risk management. In this oversight role, the Board must ensure that the risk management processes designed and implemented by management are adequate and functioning as designed. We believe that our new leadership structure enables the Board to perform this role effectively. The Board will continue to consider from time to time the optimal leadership structure for us based on what the Board believes is best for us and our stockholders.
Committee Composition
The Board presently has the following three committees: (1) an Audit Committee, (2) a Compensation Committee and (3) a Nominating and Corporate Governance Committee. Committee membership during the last fiscal year and the functions of each of the committees are described below. Each of the committees operates under a written charter adopted by the Board. All of the Committee charters are available on our website at www.americanapparel.net/aboutus/investorrelations.
The Board held twenty-one meetings during fiscal year 2014. The Audit Committee met nine times; the Compensation Committee met seven times and the Nominating and Corporate Governance Committee met nine times. Pursuant to the Standstill Agreement, the Suitability Committee was established for the purposes of overseeing the investigation into Mr. Charney's alleged misconduct and determining whether it is appropriate for Mr. Charney to be reinstated as the CEO or serve as an officer or employee of the Company or any of its subsidiaries. The Suitability Committee met twenty-seven times and was dissolved at the conclusion of the investigation in December 2014. Other than Mr. Chehebar, each director attended, in person or telephonically, at least 75% in the aggregate of (i) the total number of meetings of the Board held during 2014 and (ii) the total number of meetings held by all committees of the Board on which he served during 2014. In addition, all of our then directors (other than Mr. Chehebar) attended our 2014 Annual Meeting in person or telephonically. We expect our directors to attend annual meetings of stockholders and all Board meetings and respective committee meetings and to spend the time needed and to meet as frequently as necessary to properly discharge their responsibilities.

Name of Directors	Audit Committee		Compensation Committee		Nominating and Governance Committee
Independent Directors:
Colleen B. Brown	X				X
David Danziger	X	*
David Glazek			X		X
Laura A. Lee					X
Joseph Magnacca			X
Allan Mayer			X	*	X
Thomas J. Sullivan	X				X	*
Other Directors:
Jeff Chang
Lyndon Lea
X = Committee Member; * = Committee Chair
Audit Committee
The current members of the Audit Committee are Ms. Brown, Mr. Danziger and Mr. Sullivan, with Mr. Danziger as Chairman. The Board has determined that each member of this Committee is an Independent Director.
The Audit Committee's purpose is to provide assistance to the Board in fulfilling its legal and fiduciary obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. The Committee oversees the audit efforts of our independent accountants and internal auditors and, in that regard, takes such actions as it may deem necessary to satisfy itself that our auditors are independent of management. It is the objective of the Audit Committee to maintain free and open means of communications among the Board, the independent accountants, the internal auditors and our financial and senior management.
Among other things, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement; annually reviews the Audit Committee Charter and the Audit Committee's performance; appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit, the audit fees and the financial statements; reviews our disclosure controls and procedures, internal controls, information security policies, internal audit function, and corporate policies with respect to financial information and earnings guidance; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on our financial statements. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting and other advisors as the Audit Committee deems necessary to carry out its duties.
The Audit Committee is a separately-designated standing committee, established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78(c)(58)(A)). The Audit Committee at all times is required to be composed exclusively of at least three "independent directors" who are "financially literate" as defined under NYSE MKT listing standards. NYSE MKT listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and statement of cash flows. The Audit Committee is currently composed of three financially literate Independent Directors: Ms. Brown and Messrs. Danziger and Sullivan. In addition, Ms. Brown and Messrs. Danziger and Sullivan qualify to serve as the "financial expert" according to the requirements of SEC Regulation S-K Items 407(d)(5)(ii) and 407(d)(5)(iii).
A copy of the current Audit Committee Charter is available on our website at www.americanapparel.net/aboutus/investorrelations.
Compensation Committee
The current members of the Compensation Committee are Messrs. Glazek, Mayer and Magnacca, with Mr. Mayer as Chairman. The Board has determined that each member of this Committee is an Independent Director.
The Compensation Committee is responsible for overseeing our compensation and employee benefit plans and practices, including the executive compensation plans and the incentive-compensation and equity-based plans. The Compensation Committee reviews and approves our general compensation policies, oversees the administration of all of our compensation and benefit plans, reviews and approves compensation of our executive officers, prepares the Compensation Committee Report to be filed with the SEC and recommends compensation policies to the Board. For more information, see "Processes and Procedures for Determination of Executive and Director Compensation" below and the current copy of the Compensation Committee Charter, which is available on our website at www.americanapparel.net/aboutus/investorrelations.
Nominating and Corporate Governance Committee
The current members of the Nominating and Corporate Governance Committee are Mses. Brown and Lee and Messrs. Glazek, Mayer and Sullivan, with Mr. Sullivan as Chairman. The Board has determined that each member of this committee is an Independent Director.
The Nominating and Corporate Governance Committee assists the Board in identifying and recommending individuals qualified to serve as directors. Subject to Lion's right to designate up to two persons to the Board pursuant to the Investment Agreement, consistent with criteria approved by the Board (as described below under "Consideration of Director Nominees"), the Nominating and Corporate Governance Committee will select, or recommend that the Board select, the director nominees required for each subsequent annual meeting of stockholders. The Nominating and Corporate Governance Committee will consider persons identified by its members, management, stockholders and others as nominees.
The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee's current charter, generally provide that persons to be nominated should be evaluated with respect to their experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate in the context of the needs of the Board. Additionally, the guidelines provide that the Nominating and Corporate Governance Committee should consider whether candidates are independent pursuant to NYSE MKT requirements; accomplished in their fields and maintain a reputation, both personal and professional, consistent with our image and reputation; able to read and understand financial statements; knowledgeable as to our company and the issues affecting us; committed to enhancing stockholder value; able to understand fully the legal responsibilities of a director and the governance processes of a public company; able to develop a good working relationship with other Board members and senior management; and able to suggest business opportunities to us. The Nominating and Corporate Governance Committee will evaluate each individual in the context of the Board as a whole, with the objective of recommending a group of persons that reflects the appropriate balance of knowledge, experience, skills, expertise and diversity and includes at least the minimum number of independent directors required by the NYSE MKT. The Nominating and Corporate Governance Committee will not distinguish among nominees recommended by stockholders and nominees recommended by other persons.
In addition to the responsibilities described above, the Nominating and Corporate Governance Committee currently develops and recommends to the Board a set of corporate governance principles for us, oversees the evaluation of our management and the

Board, and makes recommendations to the Board regarding the size and composition of committees of the Board, including identifying individuals qualified to serve as members of each committee. A copy of the current Nominating and Corporate Governance Committee Charter is available on our website at www.americanapparel.net/aboutus/investorrelations.
Consideration of Director Nominees
Stockholder Nominees
Our stockholders may make recommendations to the Nominating and Corporate Governance Committee of candidates for nomination as our directors or may nominate a person directly for election to the Board, in each case subject to compliance with the procedures described below and further set forth in the charter of the Nominating and Corporate Governance Committee and in the Bylaws, as the case may be.
Stockholder Recommendations of Nominees. The policy of the Nominating and Corporate Governance Committee is to consider properly submitted stockholder recommendations of candidates for election to the Board as described below under "Identifying and Evaluating Nominees for Directors." The Nominating and Corporate Governance Committee will evaluate a prospective nominee recommended by any stockholder in the same manner and against the same criteria as any other prospective nominee identified by the Nominating and Corporate Governance Committee from any other source.
In evaluating recommendations from stockholders, the Nominating and Corporate Governance Committee will seek to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under "Director Qualifications" below.
A stockholder recommendation of a candidate for election to the Board must be in writing and must be received by us not later than 30 days after the end of our fiscal year. The recommendation must contain the following information and documentation:

•
the candidate's name, age, business and current resident addresses, as well as residence address for the past 20 years, principal occupation or employment and employment history (name and address of employer and job title) for the past 10 years and educational background;

•	the candidate's permission for us to conduct a background investigation;

•	the number of shares of our common stock beneficially owned by the candidate;

•
the information that would be required to be disclosed about the candidate under the rules of the Exchange Act in a proxy statement soliciting proxies for the election of such candidate as a director; and

•	a signed consent of the candidate to serve as our director, if elected.
  Stockholder recommendations for candidates for membership on the Board should be addressed to:

American Apparel, Inc.
Attention: Nominating and Corporate Governance Committee
747 Warehouse Street
Los Angeles, California 90021
Stockholder Nominations of Directors. A stockholder that instead desires to nominate a person directly for election to the Board at an annual meeting of stockholders must comply with the advance notice procedures of the Bylaws and attend the annual meeting of stockholders to make the necessary motion. Nominations of persons for election to the Board at a meeting of stockholders may be made at such meeting by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in the Bylaws and described below.
Such nominations by any stockholder must be made pursuant to timely notice in writing to our Secretary. To be timely, a stockholder's notice must be delivered to or mailed and received at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting. In the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs.
 Such stockholder's notice to the Secretary must set forth:

•
as to each person whom the stockholder proposes to nominate for election or reelection as a director, (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class and number of shares of our capital stock which are beneficially owned by the person, and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the rules and regulations of the SEC under Section 14 of the Exchange Act; and

•	as to the stockholder giving the notice (a) the name and record address of the stockholder and (b) the class and number of shares of our capital stock which are beneficially owned by the stockholder.

We may require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as our director. No person nominated by a stockholder will be eligible for election as our director unless nominated in accordance with the procedures set forth above. Our officer presiding at an annual meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.
Director Qualifications
The Nominating and Corporate Governance Committee has the responsibility to review the background and qualifications of individuals being considered as director candidates, including developing criteria and qualifications for membership on the Board. Among the qualifications considered in the selection of candidates, the Nominating and Corporate Governance Committee shall consider each candidate's experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate in the context of the needs of the Board.
 Additionally, the Nominating and Corporate Governance Committee considers whether the candidate is:

•	independent pursuant to NYSE MKT requirements;

•	accomplished in his or her field and maintained a reputation, both personal and professional, consistent with the image and our reputation;

•
able to read and understand financial statements (the Nominating and Corporate Governance Committee will also determine if a candidate qualifies as an "audit committee financial expert," as defined by the SEC);

•	knowledgeable as to us and issues affecting us;

•	committed to enhancing stockholder value;

•	able to understand fully the legal responsibilities of a director and the governance processes of a public company;

•	able to develop a good working relationship with other Board members and senior management; and

•	able to suggest business opportunities to the Company.
 Identifying and Evaluating Nominees for Directors
The Nominating and Corporate Governance Committee annually reviews the composition of the Board and reviews the suitability for continued service as a director of each Board member when his or her term expires and when he or she has a change in status, including but not limited to an employment change, and to recommend whether or not the director should be re-nominated. The Nominating and Corporate Governance Committee also recommends to the Board the nominees, consistent with the criteria for selecting directors established by the Board or the Nominating and Corporate Governance Committee, for election as directors by the stockholders or appointment by the Board, as the case may be, pursuant to our Bylaws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and any beneficial owner of more than ten percent of a registered class of our equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the NYSE MKT. Officers, directors and beneficial owners of more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all such forms that they file. Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by us for the year ended December 31, 2014, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the year ended December 31, 2014, all filing requirements were complied with by our executive officers, directors and beneficial owners of more than ten percent of our common stock.
Code of Business Conduct and Ethics
On December 19, 2014, as part of the review by the Board of our corporate governance and policies, the Board adopted a revised Code of Business Conduct and Ethics ("Revised Code") that amended, restated, and replaced the prior Code of Ethics ("Prior Code") applicable to us, effective as of January 1, 2015. The Revised Code applies to all directors, employees and officers, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Revised Code is intended to clarify, update or enhance the descriptions of the standards of conduct that are expected of all of our directors, officers and employees.
The Revised Code is also published on our website at www.americanapparel.net/aboutus/investorrelations/corporategovernance. In addition, stockholders may request a copy of the Revised Code free of charge by contacting our investor relations department at investors@americanapparel.net.
Indemnification of Directors

The General Corporation Law of the State of Delaware provides that a company may indemnify its directors and officers as to certain liabilities. Our Amended and Restated Certificate of Incorporation and Bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by law, and we have entered into separate indemnification agreements with certain directors and officers to effectuate these provisions and have purchased directors' and officers' liability insurance. The effect of such provisions is to indemnify, to the fullest extent permitted by law, our directors and officers against all costs, expenses and liabilities incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with us.
Item 11. Executive Compensation
PROCESSES AND PROCEDURES FOR DETERMINATION OF
EXECUTIVE AND DIRECTOR COMPENSATION
The Compensation Committee of the Board is responsible for overseeing our compensation and employee benefit plans and practices. The Compensation Committee reviews and approves, either as a committee or together with the other independent directors, our general compensation policies, oversees the administration of all of our compensation and benefit plans and reviews and approves, either as a committee or together with the other independent directors, the compensation of our executive officers. The Compensation Committee Charter requires that each member of the committee satisfy all applicable requirements then in effect of the NYSE MKT and any other stock exchange or national securities association on which our securities are listed or quoted and any other applicable regulatory requirement relating to director independence, nomination and size of the Compensation Committee and that the Compensation Committee consist of no fewer than two Board members who qualify as "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee consists of three Board members, each of whom the Board has affirmatively determined satisfied these independence requirements.
The Compensation Committee Charter sets forth the purpose of and other matters pertaining to the Compensation Committee. The form of the current Compensation Committee Charter is available on the Company's website at www.americanapparel.net/aboutus/investorrelations.
Pursuant to its Charter, the Compensation Committee's responsibilities include the following:

•	review and approve, either as a committee or together with the other independent directors, the corporate goals and objectives relevant to the compensation of our CEO and other executive officers;

•	evaluate, either as a committee or together with the other independent directors, our CFO's performance in light of such goals and objectives;

•
set, either as a committee or together with the other independent directors, our executive officers' compensation levels, including base salary, annual incentive opportunities, long-term incentive opportunities and benefits;

•
review and approve, either as a committee or together with the other independent directors, any employment contracts or related agreements, such as severance or termination arrangements, to be made with any of our executive officers;

•
review and recommend to the Board appropriate director compensation programs and, either as a committee or together with the other independent directors, review and approve perquisites or other personal benefits to directors and recommend any changes to the Board;

•	review its own performance and assess the adequacy of its Charter;

•	review and approve the goals and objectives of and the plans underlying our general compensation and other employee benefit programs, including incentive-compensation and equity-based programs;

•
retain (after taking into consideration all factors relevant to that person's independence from management) and terminate any compensation consultant used to assist in the evaluation of officer compensation, including to approve the consultant's fees and other retention terms;

•	review and discuss with management our Compensation Discussion and Analysis to be included in our annual proxy statement;

•
review and recommend for approval by the Board, or approve, the frequency with which we should submit to the stockholders an advisory vote on the compensation of our named executive officers, taking into account any prior stockholder advisory vote on the frequency with which we shall hold a stockholder advisory vote on compensation of our named executive officers;

•
review the results of any stockholder advisory vote on the compensation of our named executive officers and consider whether to make any adjustments to our executive compensation policies and practices; and

•	produce a report of the Compensation Committee to be included in our annual proxy statement.

COMPENSATION OF DIRECTORS
Compensation for non-employee directors will consist of annual stock grants and Board and Committee meeting fees, as described below. Employees who are also directors will receive no additional compensation for their Board service.
DIRECTOR COMPENSATION-FISCAL 2014
During 2014, our non-employee directors received a total of $1,023,312 in Board and Committee retainers and meeting fees, for their participation in Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings held during 2014.
Pursuant to the Amended and Restated 2011 Omnibus Stock Incentive Plan ("2011 Plan"), our non-employee directors each received the cash payments and fully vested stock grants as described below for their Board service.
Each non-employee director is eligible to receive compensation for their service totaling $80,000, to be paid in four equal installments quarterly in arrears, for service by such director during such quarter, on each of March 31, June 30, September 30, and December 31 (or if such day is not a business day, on the next succeeding business day) (each, a "Quarterly Award Date"), payable, at the option of each director individually, either (i) entirely in shares of our common stock or (ii) half in our common stock and half in cash at the time of such grant. For fiscal 2014, any such grants of stock will be of that number of shares, rounded down to the nearest whole share, having an aggregate value equal to the value of the award (either $10,000 or $20,000) based on a per-share price equal to the greater of (x) the average of the high and low sale prices of our common stock on the NYSE MKT on the Quarterly Award Date (or the next business day if such date is not a business day) and (y) the last sale price of our common stock on the Quarterly Award Date (or the next business day if such date is not a business day).
The table below presents the compensation provided by us to all non-employee directors for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Change in Pension Value and Non-qualified Delivered Compensation Earnings	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Independent Non-Employee Directors
Colleen B. Brown	$70,970	$16,522	$0	$0	$0	$0	$87,492
Alberto Chehebar	25,333	23,333	0	0	0	0	48,666
David Danziger (2)	196,739	40,000	0	0	0	0	236,739
David Glazek (3)	0	0	0	0	0	0	0
Robert Greene	81,208	23,333	0	0	0	0	104,541
Marvin Igelman	46,333	23,333	0	0	0	0	69,666
Lyndon Lea (4)	0	0	0	0	0	0	0
Laura A. Lee	30,870	15,869	0	0	0	0	46,739
Joseph Magnacca	31,521	16,522	0	0	0	0	48,043
William Mauer	54,333	23,333	0	0	0	0	77,666
Allan Mayer (2)	183,239	40,000	0	0	0	0	223,239
Robert Mintz (4)	0	3,478	0	0	0	0	3,478
Thomas J. Sullivan	44,000	33,043	0	0	0	0	77,043
All Non-Employee Directors	$764,546	$258,766	$0	$0	$0	$0	$1,023,312
(1) Represents the aggregate grant date fair value.
(2) Fees earned for Messrs. Danziger and Mayer include $50,000 each for their appointment as Co-Chairmen of the Board on June 18, 2014.
(3) Mr. Glazek declined compensation.
(4) On March 13, 2009, we entered into an investment agreement with Lion (the "Investment Agreement") pursuant to which Mr. Lea and Mr. Mintz, designees of Lion, are ineligible for compensation. We have requested the return of shares inadvertently issued to Mr. Mintz and as of April 28, 2015 we have not yet received these shares.

 Annual Stock Awards and Meeting Fees

 The following table presents the schedule of annual stock grants and meeting fees for non-employee directors in effect during 2014:

Type of Fee	Dollar Amount
Maximum Annual Value of Quarterly Stock Awards	$80,000
Minimum Annual Value of Quarterly Stock Awards	$40,000
Maximum Annual Cash Portion of Quarterly Awards	$40,000
Quarterly Retainer-Board Chairperson	$13,500
Quarterly Retainer-Chairman of Audit Committee	$2,500
Quarterly Retainer-Chairman of Compensation Committee	$1,875
Quarterly Retainer-Chairman of Nominating and Corporate Governance Committee	$1,625
Independent Director Meeting Fee	$1,000
Each non-employee director is eligible to receive $80,000 total annual awards of cash and stock in respect of service on the Board and as Committee members and is also reimbursed for out-of-pocket expenses, including travel expenses, incurred serving as a director. In addition, the Chairperson of the Board and the chairman of each committee receive retainers in the amounts indicated in the table above, and each independent director receives a $1,000 per meeting fee.
COMPENSATION DISCUSSION AND ANALYSIS
 This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer and principal financial officer and our three other most highly compensated executive officers or individuals during fiscal 2014. The principal executive officers, principal financial officers and our three other most highly compensated executive officers or individuals are referred to as the "Named Officers" herein.
Principal executive officer – During 2014, Dov Charney served as our Chairman of the Board and CEO until his suspension on June 18, 2014. From June 19, 2014 to September 29, 2014, John J. Luttrell served as our interim CEO and from September 29, 2014 to January 5, 2015, Scott Brubaker served as our interim CEO.
Principal financial officer – During 2014, John J. Luttrell also served as our Executive Vice President and CFO until his resignation on September 29, 2014 when Hassan N. Natha joined us as our Executive Vice President and CFO.
Other Named Officers - Our two other most highly compensated executive officers during 2014 who were serving as of December 31, 2014 were Martin Bailey and Chelsea A. Grayson. Glenn A. Weinman, whose employment with us terminated on May 16, 2014, constituted our third most highly compensated executive officer during fiscal 2014 and is included as a Named Officer under relevant SEC rules.
Our current executive compensation programs are determined and approved by the Compensation Committee of the Board. None of the Named Officers are members of the Compensation Committee. Our CEO, in consultation with the other Named Officers, recommends to the Compensation Committee salary, cash incentive awards, equity-based awards and long-term compensation levels for executive officers, including the Named Officers. Our CFO provides the Compensation Committee with documents used by the committee in the determination of executive compensation.
Executive Compensation Program Objectives and Overview
It is our intent that our executive compensation programs achieve three fundamental objectives:

•	Competitive Compensation – We should provide competitive compensation opportunities so that we can attract, motivate and retain qualified executive officers.

•	Pay for Performance: Hold Executives Accountable – A substantial portion of compensation should be tied to our company's performance (and/or relevant department or segment) and individual performance.

•
Alignment of Executive Incentives with Stockholder Interests – A substantial portion of compensation should be contingent on our performance. As an executive officer's level of responsibility increases, a greater portion of the officer's total compensation should be dependent on our performance.

As described in more detail below, the material elements of our executive compensation program will generally include, at the discretion of the Compensation Committee, some or a mix of the following: a base salary, an annual cash incentive bonus opportunity, and a performance equity plan component. The base salary is the element of our current executive compensation program with respect to which the value of the benefit in any given year is generally not variable. We believe that in order to attract, motivate and retain top-caliber executive officers, we need to provide executive officers with predictable compensation amounts that reward the executive officer's continued service. The base salaries are paid out on a short-term or current basis. We anticipate that any bonus awarded in any given year will depend on the performance of the individual and our performance. Any bonuses would generally be paid out on a short-term basis, such as at year end or upon completion of significant projects. Performance equity awards would generally be made on a longer-term basis. We believe that a mix of longer-term benefits, geared toward retention of executives, and short-term benefits, focused on recruitment, will allow us to achieve our dual goals of attracting and retaining executive officers.
Our cash incentive bonus opportunity is a compensation mechanism used to hold executive officers accountable by directly linking performance to compensation. We believe the ability to reward excellence and pass along the consequences of poor performance aligns our executive officers' interests with those of our stockholders and helps us to attract, motivate and retain executive officers. Our performance equity incentives also align our executive officers' interests with those of our stockholders, helping us to hold executive officers accountable for performance and to motivate and retain high-performing executive officers.
These compensation elements are intended to create a total compensation package for each executive officer that we believe will achieve our compensation objectives, providing competitive compensation opportunities that reward performance and align executives' incentives with the interests of stockholders.
The Compensation Committee also considers the results of competitive analyses such as the Pearl Meyer & Partners (PM&P) analyses described below when evaluating and establishing compensation opportunities for the Named Officers.
We have employment agreements with Paula Schneider, our CEO, Hassan N. Natha, our Executive Vice President and CFO and Chelsea A. Grayson, our Executive Vice President, General Counsel and Secretary. For a more complete description of current employment agreements with the Named Officers, see "Description of Employment Agreements" below.
Our CEO recommends to the Compensation Committee salary, annual bonus, equity-based awards and long-term compensation levels for other executive officers, including the Named Officers. While the Compensation Committee reviews and makes recommendations regarding compensation paid to the non-employee directors, the compensation for these directors is determined by the Board.
Equity awards to all officers subject to Section 16 of the Exchange Act are made by the Compensation Committee. As indicated above, pursuant to its charter, the Compensation Committee is authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our officers (including all of the Named Officers).
In 2014, we engaged PM&P to review executive compensation for senior executive positions. While PM&P was engaged by and reports directly to the Compensation Committee, PM&P interacted with our management when appropriate to gather perspectives and relevant company and compensation data. In addition, PM&P may seek feedback from the Compensation Committee Chairman, other members of the Compensation Committee or the Board, or the CEO and Chairman of the Board regarding its work prior to presenting study results or recommendations to the Compensation Committee.
PM&P has attended or participated in certain Compensation Committee meetings and provided third-party data, advice and expertise on proposed executive compensation levels, programs and plan designs. The Compensation Committee may also ask PM&P to review and provide advice related to proposals prepared by management, including evaluating the consistency of such proposals with the Compensation Committee's compensation philosophy and in comparison to programs at other companies.
For the 2014 review, PM&P developed a list of Peer Group companies in the Retail/Apparel industry to establish a reference for executive compensation levels and program structure, total compensation, beneficial ownership levels for Named Officers and long-term incentive plan features among the Peer Group companies. In determining the Peer Group, PM&P included Retail/Apparel companies with revenues between one-quarter to four times our revenue. The Peer Group included:

·	Aeropostale, Inc.
·	Bebe Stores, Inc.
·	The Cato Corporation
·	Columbia Sportswear Company
·	Delta Apparel Inc.
·	Express Inc.
·	Francesca's Holding Corporation
·	Gildan Activewear, Inc.
·	Guess? Inc.
·	Joe's Jeans Inc.
·	Kate Spade & Company
·	Lululemon Athletica Inc.
·	New York & Company Inc.
·	Oxford Industries Inc.
·	Pacific Sunwear of California Inc.
·	Perry Ellis International Inc.
·	Quicksilver Inc.
·	Tilly's, Inc.
·	Vince Holding Corp
·	The West Seal, Inc.
·	Zumiez, Inc.
The Compensation Committee considered the results of the PM&M study and on March 30, 2015, approved the following: grants of restricted stock units ("RSUs") and stock options ("Options") to employees, including our executive officers, under the 2011 Plan; a one-time RSU grant for 50,000 shares of our common stock to each of Ms. Schneider, Mr. Natha and Ms. Grayson, in recognition of such executive officer's service since her or his date of hire; and performance targets under the 2015 Executive Annual Incentive Plan ("2015 AIP") that will be used to determine the amount of cash bonus awards that may be earned by the participants in the 2015 AIP, including the executive officers.
The Compensation Committee has assessed the independence of PM&P pursuant to SEC rules and concluded that there are no conflict of interest issues.
Current Executive Compensation Program Elements
Base Salaries
The Compensation Committee reviews and approves base salaries for executive officers, including Named Officers, annually and in connection with promotions or other changes in responsibilities. The Compensation Committee generally reviews the base salaries for each executive officer in the first quarter of each year to set salaries, and considers market data, individual compensation history, pay in relation to other executive officers at the Company, tax deductibility, individual job performance and future potential, as well as evaluations and recommendations by senior management in determining base salary. The weight given to each of these factors may differ from individual to individual, as the Compensation Committee deems appropriate.
Annual Bonus Awards
The Compensation Committee has the authority to set annual bonus targets and performance criteria under our and believes that this annual bonus program is an important part of creating an incentive for our executives to achieve specific goals across various measures of performance. For the 2014 performance period, Dov Charney, Martin Bailey, John J. Luttrell and Glenn A. Weinman were eligible to achieve bonuses based on various weightings of sales, EBITDA, debt, inventory, as well as a discretionary portion and Mr. Bailey achieved a bonus that is reflected in the Summary Compensation Table. Additionally, Mr. Natha was entitled to a bonus in accordance with his employment agreement and Mr. Weinman was entitled to a bonus pursuant to the terms of his separation agreement.
Long-Term Equity Incentive Awards
The Compensation Committee has the authority to grant stock options, restricted stock and other awards to executive officers under our 2011 Plan.

On March 12, 2014, the Compensation Committee approved grants to Messrs. Luttrell and Weinman of 120,000 and 45,000 shares of our common stock, respectively, with each award vesting as to one-third of the shares on each of March 1, 2014, 2015 and 2016. The Compensation Committee believes that these grants will serve to further align the interests of our executives and stockholders.
Severance and Other Benefits Upon Termination of Employment
In order to support our compensation objectives of attracting, retaining and motivating qualified executive officers, we believe that, in certain cases, we may decide to provide executive officers with severance protections upon certain types of termination. These severance protections are negotiated on an individual basis. American Apparel has not entered into any change in control agreements. We have or had (as the case may be) severance arrangements with Martin Bailey, Dov Charney, John J. Luttrell, Glenn A. Weinman, Hassan N. Natha, and Chelsea A. Grayson.
For a more complete description of current employment agreements with the Named Officers, see "Description of Employment Agreements" below.
Option Grant Practices and Policies
The Compensation Committee may, from time to time, grant stock options under our 2011 Plan, as determined by the Compensation Committee.
Section 162(m) Policy
Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based. The Compensation Committee intends to consider the anticipated tax treatment to us and our executive officers when reviewing executive compensation and our compensation programs.
While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee's overall compensation philosophy. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers which is not fully deductible, if it determines that such award is consistent with its philosophy and is in our and our stockholders' best interests.
The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk taking. While our annual bonus plan focuses on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, executives' annual bonuses are determined using multiple performance criteria and are subject to reduction by the Compensation Committee based on the executive's individual performance. The Compensation Committee believes that the annual bonus plan appropriately balances risk and the desire to focus executives on specific short-term goals important to our success, and that it does not encourage unnecessary or excessive risk taking. The Compensation Committee believes that our current executive compensation program provides an appropriate balance between the goals of increasing the price of our common stock and avoiding risks that could threaten our growth and stability. In addition, it is intended to be the practice of the Compensation Committee to grant executive officers a mixture of stock options and restricted stock as described above. The Compensation Committee believes that such awards would not encourage unnecessary or excessive risk taking since the ultimate value of the awards would be tied to our stock price, and since grants are subject to long-term vesting schedules to help ensure that executives always have significant value tied to long-term stock price performance.
Stockholder Advisory Vote on Executive Compensation
Our 2011 proxy statement included an advisory vote on executive compensation (Proposal 4) and an advisory vote on the frequency of an advisory vote on executive compensation (Proposal 5). The results of these advisory votes were included in the results of voting at our 2011 Annual Meeting, as reported in our Form 8-K filed with the SEC on June 27, 2011. Stockholders voted for the approval of our executive compensation by a vote of 46,305,428 for to 4,757,266 against with 38,780 abstaining and 13,124,449 broker non-votes. The votes cast with respect to the frequency of an advisory vote on executive compensation were 44,151,550 for a vote every three years, 1,966,307 for every two years, 4,899,164 for a vote each year, 84,453 abstaining and 13,124,449 broker non-votes. Additionally, our 2014 proxy statement also included an advisory vote on executive compensation (Proposal 3). The results of this advisory vote were included in the results of voting at our 2014 Annual Meeting, as reported in our Form 8-K filed with the SEC on June 23, 2014. Stockholders voted for the approval of our executive compensation by a vote of 54,774,328 for to 13,458,923 against with 108,190 abstaining and 41,001,033 broker non-votes. The Compensation Committee considered the results of these advisory votes in determining to recommend to the Board that a stockholder advisory vote on executive compensation be held every three years and in evaluating the extent to which our executive compensation programs are effective at achieving the goals of the Compensation Committee and the Board. The next stockholder advisory votes on executive compensation and on the frequency of the stockholder advisory votes on executive compensation will be included in our 2017 Proxy Statement.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
 The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this Compensation Committee Report, each of whom is independent as defined by NYSE MKT listing standards.
The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act of 1934, as amended, and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis section be included in this Form 10K/A, as filed with the SEC.

By the Compensation Committee,

Allan Mayer (Chairman)
David Glazek
Joseph Magnacca
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the year ended December 31, 2014, Messrs. Greene, Glazek, Magnacca, Mauer and Mayer served as members of the Compensation Committee, and except Mr. Glazek, during that period no current or former member of the Compensation Committee was our officer or employee, our former officer or had any relationships requiring disclosure by us under the SEC's rules requiring disclosure of certain relationships and related-party transactions. Mr. Glazek is a partner of Standard General, which is a party to the Standard General Credit Agreement, the Standstill Agreement and the Lion Loan Agreement assigned to Standard General, each as more fully described under "Certain Relationships and Related Transactions, and Director Independence" contained herein. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Compensation Committee during the year ended December 31, 2014.
SUMMARY COMPENSATION TABLE
The following table presents information regarding compensation of our Named Officers for services rendered during 2014, 2013 and 2012. For 2014, Scott B. Brubaker, who served as our interim CEO from September 29, 2014 to January 5, 2015, has not been included in the compensation tables. The Company entered into a consulting arrangement with Alvarez & Marsal North America, LLC ("A&M") on September 29, 2014, and Mr. Brubaker, a Managing Director of A&M, provided his services as interim CEO under the terms of the arrangement. Mr. Brubaker was not our employee in 2014 and was not paid any compensation by us in 2014.

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation Earnings	Change in Pension value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)		Total
Dov Charney (3)	2014	$400,000	$0		$0		$0	$0	$0	$463,276		$863,276
Former Chairman of the Board and CEO	2013	832,000	0		0		0	216,234	0	17,210		1,065,444
	2012	800,000	0		12,479,003	(4)	0	1,199,655	0	17,210		14,495,868

John J. Luttrell, (5)	2014	429,560	0		335,750	(6)	0			595,000	(7)	1,360,310
Former Interim CEO and Executive Vice President and CFO	2013	432,640	0		480,600		0	47,546	0	0		960,786
	2012	416,000	0		56,250		0	332,621	0	0		804,871

Hassan N. Natha (8)	2014	104,615	50,000							15,000	(9)	169,615
Executive Vice President and Chief Financial Officer

Glenn A. Weinman,	2014	230,201	418,275	(10)	33,750	(11)	0	0	0	413,712	(12)	1,095,938
Former Executive Vice President, General Counsel and Secretary	2013	405,600	0		106,800		0	44,574	0	16,167		573,141
	2012	390,000	0		295,000		0	311,832	0	0		996,832

Chelsea A. Grayson (13)	2014	20,000	0		0		0	0	0	0		20,000
Executive Vice President, General Counsel and Secretary

Martin Bailey	2014	339,780	90,989		0		0	0	0	95,695	(14)	526,464
Chief Manufacturing Officer	2013	324,380	0		0		0	40,000	0	40,167		404,547
	2012	312,000	0		0		0	249,465	0	42,700		604,165

(1)	Includes bonuses earned in the year indicated, regardless of when paid.
(2)	Except as otherwise set forth below, amounts of perquisites and other personal benefits are less than $10,000 and accordingly are omitted.
(3)
2014 salary represents compensation to Mr. Charney through his suspension on June 18, 2014. 2014 Other Compensation includes (i) consulting fees of $422,400 from June 19, 2014, following Mr. Charney's suspension, and through his termination on December 15, 2014 (ii) $25,876 for Mr. Charney's exclusive use of a company owned apartment in Montreal, Canada and (iii) $15,000 for life insurance premiums.

(4)
Includes the right to be granted 7,500,000 shares upon the achievement of certain performance hurdles, as set forth in Mr. Charney's 2012 employment agreement as well as additional expense associated with the October 2012 amendment to Mr. Charney's anti-dilution rights granted under a purchase agreement, dated April 27, 2011 (as amended, the "Charney Purchase Agreement" and such rights, the "Charney Anti-Dilution Provision"). As of his termination, Mr. Charney no longer had the right to receive (i) 7,500,000 shares pursuant to his employment agreement and (ii) two-thirds of the shares that may be granted pursuant to the Charney Anti-Dilution Provision of the Charney Purchase Agreement, although these shares are included in the chart above pursuant to SEC rules.

(5)	Commencing as of June 18, 2014, John J. Luttrell served as interim CEO, Executive Vice President and CFO, following Dov Charney's suspension, through his resignation on September 29, 2014.
(6)
Includes (i) a vested grant of 350,000 shares of the our common sock that Mr. Luttrell received at the time of his appointment as interim CEO and (ii) 120,000 restricted stock grant, approved by the Compensation Committee under our 2011 Plan, which became fully vested on September 29, 2014, pursuant to Mr. Luttrell's employment agreement, following his resignation.

(7)	Represents severance in accordance with Mr. Luttrell's Employment Agreement, as described in more detail in the section entitled "Potential Payments on Termination or Change in Control".
(8)	On September 29, 2014, Mr. Natha joined us as Executive Vice President and CFO.
(9)	Represents relocation allowance for Mr. Natha based on his employment agreement.
(10)
In accordance with Mr. Weinman's Separation Agreement effective May 16, 2014, the bonus amount represents targeted bonus for fiscal year 2014 and targeted bonus for January 1, 2015 through May 15, 2015.

(11)
Includes 45,000 restricted stock grant to Mr. Weinman, approved by the Compensation Committee under our 2011 Plan, which became fully vested in accordance with Mr. Weinman's separation agreement effective May 16, 2014.

(12)	In accordance with Mr. Weinman's Separation Agreement effective May 16, 2014, other compensation included $413,712 severance corresponding to one-year annual salary.
(13)	On December 15, 2014, Ms. Chelsea A. Grayson joined us as Executive Vice President, General Counsel and Secretary.
(14)	For 2014, Mr. Bailey's other compensation includes: i) $16,492 for payments of health insurance premiums, ii) $11,303 car allowance and iii) $67,900 for life insurance policy.
Compensation of Named Officers
The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2014, 2013 and 2012. The primary elements of each Named Officer's total compensation reported in the table are base salary, bonuses, and the other benefits listed in Column (i) of the Summary Compensation Table, as further described in the footnotes to the table identified therein.
 The Summary Compensation Table should be read in conjunction with the narrative descriptions that follow. A description of the material terms of the employment agreements currently in force with respect to Named Officers is provided immediately following this paragraph.
Description of Employment Agreements
The following are descriptions of the terms of the employment agreements with Paula Schneider, Hassan N. Natha and Chelsea A. Grayson.
Paula Schneider, Chief Executive Officer
In connection with Ms. Schneider's appointment as CEO, the Company and Ms. Schneider entered into an employment agreement pursuant to which Ms. Schneider will serve as our CEO for a term commencing on January 5, 2015 and continuing until her employment is terminated in accordance with the terms of the employment agreement. The employment agreement provides that Ms. Schneider will receive a base salary of $600,000 per year, subject to increase based on the annual review of the Compensation Committee. Ms. Schneider will be eligible to receive an annual incentive compensation award, with a target payment based on a bonus matrix providing for a range of 50% to 75% of her salary during each such fiscal year, subject to the terms and conditions of our annual bonus plan and further subject to certain targets or criteria reasonably determined by the Board or the Compensation Committee. Ms. Schneider will also participate in the benefit plans that we maintain for our executives and receive certain other standard benefits (including, without limitation, vacation benefits and reimbursement of travel and business-related expenses), and we will provide medical and dental coverage consistent with that offered to our other executives. Ms. Schneider will be entitled to attend all meetings of the Board in a nonvoting observer capacity, to the extent the Board determines that such attendance is not inconsistent with its fiduciary obligations. Ms. Schneider is required to provide the Board with an assessment of our operational plan for fiscal year 2015, no later than April 5, 2015, and she will be entitled to receive a bonus payment of $100,000 no later than 30 days following the delivery and presentation of such plan. The Compensation Committee has approved Ms. Schneider's bonus in 2015 based on her fulfillment of the stated requirements.
 If Ms. Schneider is terminated without "cause" or if she resigns for "good reason" (as these terms are defined in the Employment Agreement), we will pay Ms. Schneider the following: (a) her base salary accrued through the date of such resignation or termination and, subject to entering into a release, continued payment of Ms. Schneider's then-current base salary for 18 months; (b) at the time of, on the terms of, and otherwise consistent with payments to similarly situated executives, (i) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs and (ii) for terminations after the first three months of the fiscal year, a pro rata target bonus for the year of termination; and (c) any unreimbursed expenses. In addition, in such case, Ms. Schneider and her eligible dependents will be entitled to receive, until the earlier of 18 months following termination and the date Ms. Schneider is entitled to comparable benefits by a subsequent employer, continued participation in our medical, dental and insurance plans and arrangements.
If Ms. Schneider's employment terminates by reason of her death or disability, or if she is terminated for "cause" or if she resigns without "good reason" (as these terms are defined in the employment agreement), we will pay her (a) base salary accrued through the date of such resignation or termination; (b) any unreimbursed expenses; and (c) only in the case of a termination because of her death or disability, (x) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs and (y) a pro rated amount of her target annual performance bonus, if any, for the calendar year in which such termination of employment occurs.
The Employment Agreement also provides that upon termination of Ms. Schneider's employment for any reason, she agrees to resign, as of the date of such termination and to the extent applicable, from the Board (and any committees) of, and as an officer of, us and any of our affiliates and subsidiaries.
Hassan N. Natha, Executive Vice President and Chief Financial Officer
The Company and Mr. Natha are parties to an employment agreement effective as of September 29, 2014, pursuant to which Mr. Hatha will serve as our Executive Vice President and CFO for a term ending on September 28, 2015. This term will automatically extend for successive one-year periods unless either party provides written notice of non-renewal.
 The employment agreement provides that Mr. Natha will receive a base salary of $400,000 per year, subject to increase based on the annual review of the Compensation Committee. For a period of one year, Mr. Natha will also be paid a relocation stipend of $5,000 per month. Mr. Natha will be eligible to receive an annual incentive compensation award, with a target payment equal to 50% of his salary during each such fiscal year, subject to the terms and conditions of our annual bonus plan and further subject to certain targets or criteria reasonably determined by the Board or the Compensation Committee. The Employment Agreement provides that Mr. Natha entitled to a bonus of at least $50,000 for the fiscal year ended December 31, 2014. Mr. Natha will also participate in the benefit plans that we maintains for our executives and receive certain other standard benefits (including, without limitation, vacation benefits, relocation expenses and reimbursement of travel and business-related expenses).
If Mr. Natha is terminated without "cause" or if he resigns for "good reason" (as these terms are defined in the employment agreement), we will pay Mr. Natha the following: (a) his base salary and relocation stipend accrued through the date of such resignation or termination and, subject to entering into a release, continued payment of Mr. Natha's then-current base salary and relocation stipend (if applicable) for a period of six months (the "Continuation Period"); (b) at the time of, on the terms of, and otherwise consistent with payments to similarly situated executives, (i) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs and (ii) for terminations after the first three months of the fiscal year, a pro rata target bonus for the year of termination; and (c) any unreimbursed expenses. In addition, in such case, Mr. Natha and his eligible dependents will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Mr. Natha is entitled to comparable benefits by a subsequent employer, continued participation in the our medical, dental and insurance plans and arrangements. If we elect not to extend Mr. Natha's term of employment, then unless Mr. Natha's employment has been earlier terminated, Mr. Natha's employment will be deemed to terminate at the end of the applicable term and we will pay Mr. Natha the amounts set forth in clauses (a) through (c) above in this paragraph.
If Mr. Natha's employment terminates by reason of his death or disability, or if he is terminated for "cause" or if he resigns without "good reason" (as these terms are defined in the employment agreement), we will pay him (a) his base salary accrued through the date of such resignation or termination; (b) any unreimbursed expenses; and (c) only in the case of a termination because of his death or disability, (x) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs and (y) a pro rated amount of his target annual performance bonus, if any, for the calendar year in which such termination of employment occurs.
The employment agreement also provides that upon termination of Mr. Natha's employment for any reason, he agrees to resign, as of the date of such termination and to the extent applicable, from the Board (and any committees) of, and as an officer of, us and any of our affiliates and subsidiaries.

Chelsea A. Grayson, Executive Vice President, General Counsel and Secretary
The Company and Ms. Grayson are parties to an employment agreement effective as of December 15, 2014 pursuant to which Ms. Grayson will serve as our Executive Vice President, General Counsel, and Secretary for an initial term of one year, which term will automatically extend for successive one-year periods as of each December 15 (beginning December 15, 2015) unless terminated by us on at least 90 days written notice prior to the expiration of the then-current term. The employment agreement provides that Ms. Grayson will receive a base salary of $400,000 per year, subject to increase based on the annual review of the Compensation Committee. Ms. Grayson will be eligible to receive an annual incentive compensation award, with a target payment equal to 50% of her salary during each such fiscal year, subject to the terms and conditions of our annual bonus plan and further subject to certain targets or criteria reasonably determined by the Board or the Compensation Committee. Ms. Grayson will also participate in the benefit plans that we maintain for our executives and receive certain other standard benefits (including, without limitation, vacation benefits, relocation expenses and reimbursement of travel and business-related expenses).
If Ms. Grayson is terminated without "cause" or if she resigns for "good reason" (as these terms are defined in the employment agreement), we will pay Ms. Grayson the following: (a) her base salary accrued through the date of such resignation or termination and, subject to entering into a release, continued payment of Ms. Grayson's then-current base salary; (b) at the time of, on the terms of, and otherwise consistent with payments to similarly situated executives, (i) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs and (ii) for terminations after the first three months of the fiscal year, a pro rata target bonus for the year of termination; and (c) any unreimbursed expenses. In addition, in such case, Ms. Grayson and her eligible dependents will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Ms. Grayson is entitled to comparable benefits by a subsequent employer, continued participation in the Company's medical, dental and insurance plans and arrangements. If we elect not to extend Ms. Grayson's term of employment, then unless Ms. Grayson's employment has been earlier terminated, Ms. Grayson's employment will be deemed to terminate at the end of the applicable term and we will pay Ms. Grayson the amounts set forth in clauses (a) through (c) above in this paragraph.
If Ms. Grayson's employment terminates by reason of her death or disability, or if she is terminated for "cause" or if she resigns without "good reason" (as these terms are defined in the employment agreement), we will pay her (a) her base salary accrued through the date of such resignation or termination; (b) any unreimbursed expenses; and (c) only in the case of a termination because of her death or disability, (x) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination of employment occurs and (y) a pro rated amount of her target annual performance bonus, if any, for the calendar year in which such termination of employment occurs.
The employment agreement also provides that upon termination of Ms. Grayson's employment for any reason, she agrees to resign, as of the date of such termination and to the extent applicable, from the Board (and any committees) of, and as an officer of, us and any of our affiliates and subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	0	0	12,700,000
Equity compensation plans not approved by stockholders	0	0	0
Total	0	0	12,700,000
GRANTS OF PLAN-BASED AWARDS
The following table presents information regarding grants of plan-based awards for our Named Officers during the fiscal year ended December 31, 2014.

Name	Grant Date	Approval Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise Or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum	Threshold	Target	Maximum
John J. Luttrell	03/12/14	03/12/14	$0	$0	$0	0	0	0	120,000	(1)	0	$0	$90,000
	06/18/14	06/18/14	$0	$0	$0	0	0	0	350,000	(2)	0	$0	$234,500
Glen A. Weinman	03/12/14	03/12/14	$0	$0	$0	0	0	0	45,000	(3)	0	$0	$33,750

(1)
Includes restricted stock award to Mr. Luttrell, approved by the Compensation Committee under our 2011 Plan, which became fully vested in accordance with Mr. Luttrell's employment agreement upon his resignation on September 29, 2014.

(2)	Includes a vested grant of 350,000 shares of the our common stock that Mr. Luttrell received at the time of his appointment as interim CEO.
(3)
Includes restricted stock grant to Mr. Weinman, approved by the Compensation Committee under our 2011 Plan, which became fully vested in accordance with Mr. Weinman's separation agreement effective May 16, 2014.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END
There were no outstanding equity awards during 2014.
OPTIONS EXERCISED AND STOCK VESTED
The table below provides certain information with respect to the options exercised and stock vested for each of our Named Officers during the fiscal year ended December 31, 2014.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
John J. Luttrell	700,000	$574,000	877,500	$911,725
Martin Bailey	0	$0	333,333	$509,999
Glenn A. Weinman	0	$0	328,000	$362,206
PENSION BENEFITS AND NON-QUALIFIED DEFINED CONTRIBUTION PLANS
Our Named Officers did not participate in, or otherwise receive any benefits under, any pension or non-qualified defined contribution plans sponsored by us during 2014 or any other prior years.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
In 2014, we terminated employment contracts and incurred expenses related to such terminations of the certain Named Officer as described below.

Glenn A. Weinman, Former Executive Vice President, General Counsel and Secretary

On May 16, 2014 we entered into Separation Agreement and General Release of All Claims (the "Separation Agreement") with Mr. Weinman, pursuant to which Mr. Weinman resigned from his positions effective May 16, 2014 (the "Separation Date"). The Separation Agreement provides that Mr. Weinman will receive (i) continued payment of his annual base salary at the rate of $413,712 per annum, minus applicable payroll taxes and withholdings, payable over the course of the twelve-month period immediately following the Separation Date in accordance with the our usual payroll practices, (ii) a targeted bonus for fiscal 2014 of $310,284 minus applicable payroll taxes and withholdings, payable at the same time and in the same manner as bonuses are paid to participants in the applicable bonus plan, but in no event later than March 31, 2015, (iii) a targeted bonus for the period of January 1, 2015 through May 15, 2015 of $114,763 payable at the same time and in the same manner as bonuses are paid to participants in the applicable bonus plan, but in no event later than March 31, 2016, and (iv) continued participation in our medical, dental and insurance plans and arrangements, on the same terms and conditions as are in effect immediately prior to the Separation Date, for up to twelve months following the Separation Date. In addition, all equity awards previously granted to Mr. Weinman by us will be exercisable as provided in the applicable award agreement for a termination without Cause (as defined in his employment agreement).

In March 2015, we entered into an agreement with Mr. Weinman to spread out his bonus payment over the following 52 weeks and extend the continuation of his medical and dental benefits through November 2015.

Upon Mr. Weinman's separation, we incurred (i) $832,000 for severance and bonus, (ii) $228,272 in stock compensation expense related to accelerated vesting of equity awards and (iii) $1,680 per month for continuation of medical, dental and insurance arrangements.

John J. Luttrell, Former Interim Chief Executive Officer

Effective July 14, 2014, the company appointed John Luttrell as interim CEO and entered into an employment agreement with Mr. Luttrell. Pursuant to the employment agreement, if Mr. Luttrell is terminated without "cause" or if he resigns for "good reason" (as these terms are defined in the employment agreement), Mr. Luttrell shall be entitled to receive the following: (a) his base salary accrued through the date of such resignation or termination and, subject to entering into a release, payments equal to his base salary at a rate of $595,500; (b) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs; and (c) any unreimbursed expenses. In addition, in such case, subject to entering into a release, Mr. Luttrell's equity awards will vest and become exercisable, and Mr. Luttrell and his eligible dependents will be entitled to receive, until the earlier of the first anniversary of the termination date and the date Mr. Luttrell is entitled to comparable benefits by a subsequent employer, continued participation in the our medical, dental and insurance plans and arrangements.

In March 2015, we entered into an agreement with Mr. Luttrell to spread out his severance payment over the following six months.

Upon Mr. Luttrell's resignation on September 29, 2014, we incurred (i) $595,000 for severance, (ii) $429,150 in stock compensation expense related to accelerated vesting of equity awards and (iii) $545 per month for continuation of medical, dental and insurance arrangements.

Dov Charney, Former Chairmen of the Board and Chief Executive Officer

On December 15, 2014, the Board terminated Dov Charney, former Chairman of the Board and CEO, for cause in accordance with the terms of his employment agreement. Upon his termination, Mr. Charney was entitled to any unreimbursed expenses then owed and all accrued but unpaid wages. Mr. Charney was not entitled to any other consideration or compensation.

In the discussion that follows, payments and other benefits payable upon early termination are set out as if the terminations took place on December 31, 2014. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. In addition, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts which could be paid out to our Named Officers upon their termination. The actual amounts to be paid out can only be determined at the time of such Named Officer's separation from us.

The following are descriptions of potential payments upon termination or change of control with respect to the employment agreements of our Named Officers.
Hassan N. Natha, Executive Vice President and Chief Financial Officer
Mr. Natha's employment agreement provides that if Mr. Natha is terminated without "cause" or resignation for "good reason" (as these terms are defined in the Employment Agreement), we will pay Mr. Natha the following: (a) his base salary and relocation stipend accrued through the date of such resignation or termination and, subject to entering into a release, continued payment of Mr. Natha's then-current base salary and relocation stipend (if applicable) for the Continuation Period; (b) at the time of, on the terms of, and otherwise consistent with payments to similarly situated executives, (i) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs and (ii) for terminations after the first three months of the fiscal year, a pro rata target bonus for the year of termination; and (c) any unreimbursed expenses. In addition, in such case, Mr. Natha and his eligible dependents will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Mr. Natha is entitled to comparable benefits by a subsequent employer, continued participation in our medical, dental and insurance plans and arrangements.
Had Mr. Natha separated from us as of December 31, 2014, as a result of termination without "cause" or resignation for "good reason," he would have been entitled to $230,000 plus medical, dental and insurance benefits of $442 per month for a six months or until comparable benefits are obtain from a new employer.
Chelsea A. Grayson, Executive Vice President, General Counsel and Secretary

Ms. Grayson's employment agreement provides that if Ms. Grayson is terminated without "cause" or resignation for "good reason" (as these terms are defined in the Employment Agreement), we will pay Ms. Grayson the following: (a) her base salary accrued through the date of such resignation or termination and, subject to entering into a release within sixty calendar days following termination of employment, continued payment of Ms. Grayson's then-current base salary for the Continuation Period; (b) at the time of, on the terms of, and otherwise consistent with payments to similarly situated executives, (i) any bonus earned but not yet paid in respect of any calendar year preceding the year in which such termination or resignation occurs and (ii) for terminations after the first three months of the fiscal year, a pro rata target bonus for the year of termination; and (c) any unreimbursed expenses. In addition, in such case, Ms. Grayson and her eligible dependents will be entitled to receive, until the earlier of the last day of the Continuation Period and the date Ms. Grayson is entitled to comparable benefits by a subsequent employer, continued participation in the our medical, dental and insurance plans and arrangements.
Had Ms. Grayson separated from us as of December 31, 2014, as a result of termination without "cause" or resignation for "good reason," she would have been entitled to $200,000 plus medical, dental and insurance benefits $1,020 per month for a six months or until comparable benefits are obtain from a new employer.
Martin Bailey, Chief Manufacturing Officer
On July 21, 2014, the Compensation Committee adopted the American Apparel, Inc. Severance Plan for the benefit of certain of our employees, including Martin Bailey, who is a Named Officer. The effective date of the plan is July 21, 2014 and it will terminate on the first anniversary of such date.
The severance plan provides that if Mr. Bailey's employment is terminated without "cause" or if he resigns for "good reason," each as defined in the severance plan, he will be entitled to receive: (a) earned but unpaid base salary and any unreimbursed expenses, which shall be paid promptly upon such termination of employment in accordance with applicable law; and (b) subject to the Mr. Baileys execution and delivery of a general release of all claims against the Company and its affiliates in a form satisfactory to the Committee within sixty days following termination of employment, (i) continued payment of the his then-current salary for twelve months, as is stipulated by the Committee and (ii) reimbursement of COBRA premiums for twelve months. In addition, subject to the Mr. Bailey's execution and delivery of the Release as described in clause (b), he will (x) fully vest in and have the right to exercise all of his or her outstanding stock options, including shares as to which such stock options would not otherwise be vested or exercisable, and (y) fully vest in all of his or her outstanding restricted stock awards.
Had Mr. Bailey separated from us as of December 31, 2014, as a result of termination without "cause" or resignation for "good reason," he would have been entitled to $331,000 plus COBRA reimbursement of $1,250 per month, for a period of twelve months after his separation. Mr. Bailey had no unvested equity awards at December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information available to us as of the April 28, 2015, with respect to shares of our common stock held by (i) our Named Officers (as defined under "Compensation Discussion and Analysis" above), (ii) each director, (iii) each stockholder who is known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, and (iv) all of our current directors and Named Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class
Dov Charney	74,560,813	(2)	42.3%
Lion/Hollywood L.L.C. c/o Lion Capital (Americas) Inc. 100 Wilshire Blvd, Suite 1400 Santa Monica, CA 90401	24,511,023	(3)	12.2%
Standard General L.P. 767 Fifth Avenue, 12th Floor New York, NY 10153	1,540,000	(4)	*
Martin Bailey	1,556,960	(5)	*
Paula Schneider	650,000	(6)	*
Hassan N. Natha	350,000	(7)	*
Chelsea A. Grayson	350,000	(8)	*
Allan Mayer	195,605	(9)	*
David Danziger	155,859		*
Thomas J. Sullivan	49,744		*
Colleen B. Brown	46,612		*
Joseph Magnacca	46,612		*
Laura A. Lee	31,308		*
David Glazek	0	(10)
Lyndon Lea	0
Jeff Chang	0
Current executive officers and directors as a group (13 persons)	3,432,700		1.9%
John J. Luttrell	1,290,178	(11)	*
Glenn A. Weinman	383,157	(12)	*
Scott B. Brubaker	0	(13)	*
*Less than one percent of outstanding common stock.

(1)
This table is based upon 176,376,508 shares of common stock outstanding as of April 28, 2015 and upon information supplied by officers, directors and principal stockholders and contained in schedules filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as described in the footnotes herein and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

If a person has the right to acquire shares of our common stock subject to options and other convertible or exercisable securities, such as warrants, within 60 days of the date as of which the information is provided, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. For stock awards granted to our executive officers, the total number of shares of our common stock granted have been included in the table above even though those stock awards may be subject to vesting.

(2)
According to the Schedule 13D/A filed on July 11, 2014. The reported shares include 27,351,407 shares of our common stock which Mr. Charney purchased on June 27, 2014, pursuant to a letter agreement with Standard General dated as of June 25, 2014.

On July 9, 2014, Mr. Charney and Standard General entered into a cooperation agreement, which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that, notwithstanding the terms of the Standstill Agreement, Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement dated March 13, 2009 between Mr. Charney and Lion.

(3)
According to the Schedule 13D filed on July 21, 2014. This amount represents shares of our common stock underlying warrants held by Lion. Lion holds warrants exercisable to purchase a total of up to 24,511,022.66 shares of our common stock. Upon exercise, the actual number of warrants issued would be rounded to the nearest whole numbers. See "Certain Relationships and Related Transactions-Relationship with Lion" below for further description of the warrants held by Lion.

(4)
According to the Schedule 13D filed on July 18, 2014. This amount excludes 74,560,813 shares of our common stock beneficially owned by Mr. Charney and subject to the Cooperation Agreement described in footnote 2 herein. As a result of a letter agreement dated June 25, 2014 and the transactions effected thereunder, Standard General L.P., Standard General Master Fund L.P., P Standard General Ltd., Soohyung Kim and Mr. Charney have formed a "group" within the meaning of Rule 13d-5(b)(1) of the Exchange Act. Each of Standard General L.P., Standard General Master Fund L.P., P Standard General Ltd. and Soohyung Kim disclaims beneficial ownership of our securities beneficially owned by the other persons and Mr. Charney, except to the extent of any pecuniary interest that he or it may have with respect thereto. If

Standard General L.P. and its affiliates were deemed to beneficially own the 74,560,813 shares owned directly by Mr. Charney as a result of such arrangements, then the total number of shares of our common stock beneficially owned would be 76,100,813, representing 43.1% of the shares of common stock outstanding as of April 16, 2015.

(5)	Includes 82,750 unvested RSU and 82,750 unvested Options.

(6)	Includes 300,000 unvested RSU and 300,000 unvested Options.

(7)	Includes 150,000 unvested RSU and 150,000 unvested Options.

(8)	Includes 150,000 unvested RSU and 150,000 unvested Options.

(9)	Includes 194,605 shares held by a trust established for the benefit of Mr. Mayer and his family, of which Mr. Mayer is Trustee.

(10)	Mr. Glazek is a partner of Standard General L.P. which owns 1,540,000 shares.
(11) Mr. Luttrell was terminated from the the Company on September 29, 2014. The amount and nature of common stock beneficially owned by Mr. Luttrell is based on information as of that time and includes 700,000 options exercised on December 14, 2014.
(12) Mr. Weinman was terminated from the the Company on May 16, 2014. The amount and nature of common stock beneficially owned by Mr. Weinman is based on information as of that time.
(13) Mr. Brubaker's consulting arrangement with the Company ended on January 5, 2015. The amount and nature of common stock beneficially owned by Mr. Brubaker is based on information as of that time.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Under its charter, the Audit Committee is charged with reviewing our policies relating to the avoidance of conflicts of interest and reviewing all related party transactions that are required to be disclosed pursuant to SEC Regulation S-K, Item 404, or any successor provision. Additionally, the Audit Committee is responsible for reviewing our program to monitor compliance with our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is applicable to all directors, officers and employees and provides examples of conflict of interest situations as including, but not limited to, the following: any significant ownership interest in any supplier or customer; any consulting or employment relationship with any customer, supplier or competitor; any outside business activity that detracts from an individual's ability to devote appropriate time and attention to his or her responsibilities with us; the receipt of money, non-nominal gifts or excessive entertainment from any company with which we have current or prospective business dealings; being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any close relative; selling anything to us or buying anything from us, except on the same terms and conditions as comparable officers or directors are permitted to so purchase or sell; and any other circumstance, event, relationship or situation in which the personal interest of a person subject to the Code of Business Conduct and Ethics interferes, or even appears to interfere, with the interests of our company as a whole. In determining whether to approve or ratify a transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction.
The following are the material transactions or agreements between us and related persons. The Audit Committee has approved or ratified all of these transactions. All dollar amounts in this section are in United States dollars unless stated otherwise. The following descriptions of the agreements among us and related persons are qualified in their respective entireties by reference to the respective agreements, as filed with the SEC, and the descriptions thereof included in our Current Reports on Form 8-K.
Personal Guarantees by Mr. Charney
As of December 31, 2014, Mr. Charney personally guaranteed our obligations under two property leases aggregating approximately $9,210,000 in obligations.
Lease Agreement between the Company and a Related Party
We have an operating lease expiring in November 2016 for our knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Mr. Bailey. Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC, while Mr. Bailey holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with us. Rent expense (including property taxes and insurance payments) related to this lease was approximately $717,000 for the year ended December 31, 2014.

Payments to Morris Charney
Morris Charney ("Mr. M. Charney") is Mr. Charney's father and served as a director of American Apparel Canada Wholesale Inc. and a director of American Apparel Canada Retail Inc. until June 28, 2014. Day to day operations of these two Canadian subsidiaries are handled by their management and employees, none of whom performs any policy making functions for us. Our management sets the policies for American Apparel, Inc. and its subsidiaries as a whole. Mr. M. Charney did not perform any policy making functions for us or any of our subsidiaries. Mr. M. Charney only provided architectural consulting services primarily for stores located in Canada and, in limited cases, in the U.S. Mr. M. Charney was paid architectural consulting and director fees amounting to approximately $70,000 for the year ended December 31, 2014.
Agreements between Mr. Charney and Standard General
As of December 31, 2014, Mr. Charney owned 42.3% of our outstanding common stock. Mr. Charney and Standard General collectively controlled the right to vote such common stock.
On June 25, 2014, Mr. Charney entered into a letter agreement with Standard General in which, if Standard General was able to acquire at least 10% of our outstanding shares, Standard General would loan Mr. Charney the funds needed for him to purchase those acquired shares from Standard General (the "SG-Charney Loan"). Between June 26, 2014 and June 27, 2014, Standard General acquired 27,351,000 of our outstanding shares, and Mr. Charney purchased those shares at a price of $0.715 per share using the proceeds from the SG-Charney Loan. According to Mr. Charney's Schedule 13D/A, dated June 25, 2014, the loan bears interest at 10% per annum, payable in-kind and matures on July 15, 2019, with no prepayment penalty. The loan is collateralized by the newly acquired shares as well as by Mr. Charney's original shares of our outstanding common stock.
On July 9, 2014, Mr. Charney and Standard General entered into a cooperation agreement, which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that, notwithstanding the terms of the Standstill Agreement, Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement dated March 13, 2009 between Mr. Charney and Lion. In the Standstill Agreement, however, Mr. Charney agreed not to serve as a director of the Company. In addition, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable, on or prior to July 15, 2017, to purchase from Mr. Charney 32,072,000 shares (consisting of the 27,351,000 shares purchased by using the proceeds from the SG-Charney Loan and 10% of Mr. Charney's 47,209,000 original shares).
Loans held by Standard General
On July 16, 2014, Lion assigned its rights and obligations as a lender under the Lion Loan Agreement to Standard General. Standard General has waived any default under the Standard General Loan Agreement that may have resulted or which might result from Mr. Charney not being our CEO.
On March 25, 2015, one of our subsidiaries borrowed $15,000,000 under the Standard General Credit Agreement. The Standard General Credit Agreement is guaranteed by us, bears interest at 14% per annum, and will mature on October 15, 2020. The Standard General Credit Agreement contains customary defaults, including cross event of default to the senior secured notes and the Standard General Loan Agreement and cross acceleration to other indebtedness above a threshold amount. If we experience certain change of control events, we are required to offer to prepay the Standard General Credit Agreement at 101% of the outstanding principal amount plus accrued and unpaid interest on the date of the prepayment. We will be required to prepay loans under the Standard General Credit Agreement to the extent necessary to avoid the loan being characterized as an "applicable high yield discount obligation" within the meaning of the Internal Revenue Code, by the first interest payment date following the fifth anniversary of closing.
Standstill Agreement with Mr. Charney and Standard General
On July 9, 2014, the Company entered into the Standstill Agreement with Standard General, Standard General Master Fund L.P., P Standard General Ltd. and Dov Charney (collectively, the "Standard General Group"). The Standstill Agreement relates to, among other things, the composition of the Board, the provision by Standard General of financial support to the Company in an aggregate amount up to $25 million, and the creation of a special committee of the Board to oversee the now-concluded investigation into alleged misconduct by Dov Charney (which investigation led to Mr. Charney's termination for cause). The Standard General Group also agreed to certain standstill and voting limitations, and Standard General affirmed its commitment to the Company's core values, including the Company's sweatshop-free, "Made in the USA" manufacturing philosophy and maintaining the Company's manufacturing headquarters in Los Angeles, California.

On July 9, 2014, pursuant to the Standstill Agreement, the Resignations were provided to the Company, effective as of August 2, 2014. In connection with the Standstill Agreement, Allan Mayer and David Danziger were to remain as independent directors, and each was to continue to serve as Co-Chairman of the Board. Immediately after such resignations, Messrs. Mayer and Danziger were to appoint the following individuals to fill the vacancies on the Board: one individual designated by Standard General to the

Company to serve as a Class A director of the Company, two other individuals designated by Standard General to the Company to serve as Class B directors of the Company and two other individuals mutually agreed between Standard General and the Company to serve as Class C directors of the Company. On July 31, 2014, in accordance with the Standstill Agreement, the Board amended and restated our Bylaws to fix the size of the Board at nine directors.

On August 2, 2014, immediately following the acceptance of the Resignations, four (4) individuals were appointed to fill the vacancies resulting from the Resignations in accordance with the terms of the Standstill Agreement: David Glazek, designated by Standard General, to serve as a Class A director, Thomas J. Sullivan, designated by Standard General, to serve as a Class B director and Colleen B. Brown and Joseph Magnacca, each mutually agreed between Standard General and the Company, to serve as Class C directors.

On August 8, 2014, the Board appointed Laura A. Lee, designated by Standard General, to serve as a Class B director to fill the remaining vacancy resulting from the Resignations. Pursuant to the terms of the Standstill Agreement, the Company will use its reasonable best efforts to cause the election of the Class B directors designated by Standard General in accordance therewith as directors of the Company at the 2015 Annual Meeting of Stockholders.

During 2014, we transitioned to a Board leadership structure that fully separates the positions of Chairman and CEO. In addition, the terms of the Standstill Agreement require that the Company separate the positions of Chairman and CEO for so long as any of the Standard General Designees is a member of the Board.
Lion and Warrants held by Lion
See above for a description of the loan made by Lion and assigned to Standard General on July 16, 2014.
Mr. Charney and Lion are parties to an investment voting agreement, dated as of March 13, 2009, (the resignation "2009 Investment Voting Agreement"), and we have entered into an investment agreement with Lion, dated as of March 13, 2009 (the "Investment Agreement"). Pursuant to the Investment Agreement, Lion currently has the right to designate two directors to the Board (or, if we increase our board size to 12, up to three directors and no board observers). Lionls right to designate two directors is subject to maintaining certain minimum ownership thresholds of shares issuable under the Lion Warrants. As of the date of this Amendment, positions for Lion's two directors have been filled by Jeff Chang and Lyndon Lea.
Pursuant to the 2009 Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board, Mr. Charney has agreed to vote his shares of our common stock in favor of Lion's designees, provided that Mr. Charney's obligation to so vote terminates if he owns less than 6,000,000 shares of our common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction). In addition, pursuant to the 2009 Investment Voting Agreement, for so long as Lion has the right to designate any person or persons to the Board, Lion has agreed to vote its shares of our common stock in favor of Mr. Charney each time Mr. Charney is nominated for election to the Board, provided that Lion’s obligation to so vote terminates if Mr. Charney beneficially owns less than 27,900,000 shares of our common stock (which number will be adjusted appropriately to take into account any stock split, reverse stock split or similar transaction).
As a result of the public offering in March 2014, Lion received the right to purchase an additional 2,905,000 shares of our common stock, and the exercise price of all of Lion held warrants (the "Lion Warrants") was adjusted from $0.75 per share to $0.66 per share. Such adjustments were required by the terms of the existing Lion Warrants. As of December 31, 2014, Lion held warrants to purchase 24,511,000 shares of our common stock. These warrants will expire on February 18, 2022.
The Lion Warrants, as amended, contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of our common stock issuable upon exercise of the Lion Warrants, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges.
Director Independence
See "Director Independence" in Item 10 for further discussion.
Item 14. Principal Accountant Fees and Services
Principal Accounting Firm Fees
Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our current independent auditors are as follows.

	2014	2013
Marcum LLP:	(Amounts in thousands)
Audit fees (1)	$1,695	$1,825
Audit-related fees (2)	0	120
Tax fees (3)	0	0
All other fees (4)	85	0
Total	$1,780	$1,945

(1) "Audit fees" consist of fees for professional services rendered by the principal accountant for the audit of our annual financial statements included in Form 10-Ks, the review of financial statements included in Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years.
(2) "Audit-related fees" consist of fees for assurance and related activities by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees.
(3) "Tax fees" consist of fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
(4) "All other fees" consist of fees for any products and services provided by the principal accountant not included in the first three categories.
 In accordance with Section 10A(i) of the Exchange Act, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by the Audit Committee. All of our independent auditor's fees were pre-approved by the Audit Committee in 2014. The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee considered whether the provision of non-audit services provided by Marcum as described above was compatible with maintaining such accountant's independence, and believes that the provision of these services is consistent with maintaining such accountant's independence.

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

AMERICAN APPAREL, INC.

April 30, 2015	By:	/s/ PAULA SCHNEIDER
Paula Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAULA SCHNEIDER	Chief Executive Officer (Principal Executive Officer)	April 30, 2015
Paula Schneider

/s/ HASSAN N. NATHA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2015
Hassan N. Natha

/s/ COLLEEN B. BROWN	Chairperson of the Board of Directors	April 30, 2015
Colleen B. Brown

/s/ JEFF CHANG	Director	April 30, 2015
Jeff Chang

/s/ DAVID DANZIGER	Director	April 30, 2015
David Danziger

/s/ DAVID GLAZEK	Director	April 30, 2015
David Glazek

/s/ LYNDON LEA	Director	April 30, 2015
Lyndon Lea

/s/ LAURA A. LEE	Director	April 30, 2015
Laura A. Lee

/s/ JOSEPH MAGNACCA	Director	April 30, 2015
Joseph Magnacca

/s/ ALLAN MAYER	Director	April 30, 2015
Allan Mayer

/s/ THOMAS J. SULLIVAN	Director	April 30, 2015
Thomas J. Sullivan