Form 10-Q
period 2015-03-31
AMERICAN APPAREL, INC
filed 2015-05-11
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015
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

At May 6, 2015, the Registrant had issued and outstanding 176,682,164 and 176,376,508 shares of its common stock, respectively.

AMERICAN APPAREL, INC.

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to the "Company," "Registrant," "we," and "our," refer to American Apparel, Inc., a Delaware corporation, together with its 100% owned subsidiary, American Apparel (USA) LLC, and its other direct and indirect subsidiaries.
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
Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•
consequences of the termination of Dov Charney ("Mr. Charney"), our former chief executive officer (or the internal investigation related thereto), including any litigation or regulatory investigations, any alleged actions of Mr. Charney, or any impact on our sales or brand related thereto;

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
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance and those expressed in or implied by the forward-looking statements. Such assumptions, events, risks, uncertainties and other factors are found in "Item 1A. Risk Factors" in Part II and elsewhere in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and other reports and documents we file with the Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•
consequences of the termination of Mr. Charney, our former chief executive officer (or the internal investigation related thereto), including any litigation or regulatory investigations, any alleged actions of Mr. Charney, or any impact on our sales or brand related thereto;

•	changes in key personnel, our ability to hire and retain key personnel, and our relationship with our employees;

•	voting control by our directors, lenders and other affiliates, including Standard General Group and Mr. Charney;

•	ability to successfully implement our strategic, operating, financial and personnel initiatives;

•	ability to maintain the value and image of our brand and protect our intellectual property rights;

•	general economic conditions, geopolitical events, other regulatory changes, and inflation or deflation;

•	disruptions in the global financial markets;

•	the highly competitive and evolving nature of our industry in the U.S. and internationally;

•	risks associated with fluctuations and trends of consumer apparel spending in the U.S.;

•	changes in consumer preferences or demand for our products;

•	our ability to attract customers to our retail and online stores;

•	loss or reduction in sales to wholesale or retail customers or financial nonperformance by our wholesale customers;

•	seasonality and fluctuations in comparable store sales and wholesale net sales and associated margins;

•	ability to improve manufacturing efficiency at our production facilities;

•	changes in the price of materials and labor, including increases in the price of raw materials in the global market and minimum wages;

•	ability to pass on the added cost of raw materials and labor to customers;

•	ability to effectively manage inventory levels;

•	risks that our suppliers or distributors may not timely produce or deliver products;

•	ability to renew leases on economic terms;

•	risks associated with our facilities being concentrated in one geographic area;

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash	$20,914	$8,343
Trade accounts receivable (net of allowances $353; $458)	21,915	25,298
Prepaid expenses and other current assets	13,258	16,442
Inventories, net	122,753	147,578
Income taxes receivable and prepaid income taxes	345	648
Deferred income taxes, net of valuation allowance	677	681
Total current assets	179,862	198,990
Property and equipment, net	44,168	49,317
Deferred income taxes, net of valuation allowance	2,256	2,194
Other assets, net	44,999	43,888
TOTAL ASSETS	$271,285	$294,389
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$2,167	$5,714
Revolving credit facilities and current portion of long-term debt	35,091	34,312
Accounts payable	33,582	35,554
Accrued expenses and other current liabilities	63,887	61,369
Fair value of warrant liability	11,731	19,239
Income taxes payable	1,881	2,063
Deferred income tax liability, current	1,215	1,045
Current portion of capital lease obligations	3,007	2,978
Total current liabilities	152,561	162,274
Long-term debt (net of unamortized discount $5,771; $5,965)	233,621	217,388
Capital lease obligations, net of current portion	1,217	1,982
Deferred tax liability	191	200
Deferred rent, net of current portion	12,461	13,346
Other long-term liabilities	15,540	14,715
TOTAL LIABILITIES	415,591	409,905
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share: authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share: authorized 230,000 shares; Issued 176,682; 176,566, Outstanding 176,261; 176,194	18	18
Additional paid-in capital	218,866	218,779
Accumulated other comprehensive loss	(9,368)	(6,915)
Accumulated deficit	(351,665)	(325,241)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(144,306)	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271,285	$294,389

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$124,263	$137,096
Cost of sales	76,801	65,122
Gross profit	47,462	71,974
Selling and distribution expenses	45,472	54,062
General and administrative expenses (including related party charges of $155; $160)	24,862	24,909
Retail store impairment	58	499
Loss from operations	(22,930)	(7,496)
Interest expense	9,781	10,039
Foreign currency transaction loss	625	132
Unrealized gain on change in fair value of warrants	(7,508)	(12,667)
Other income	(141)	(8)
Loss before income taxes	(25,687)	(4,992)
Income tax provision	737	474
Net loss	$(26,424)	$(5,466)

Basic and diluted net loss per-share (a)	$(0.15)	$(0.05)
Weighted-average basic and diluted shares outstanding (a)	176,259	111,554

Net loss (from above)	$(26,424)	$(5,466)
Other comprehensive loss items:
Foreign currency translation	(2,453)	(471)
Other comprehensive loss, net of tax	(2,453)	(471)
Comprehensive loss	$(28,877)	$(5,937)
(a) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles ("GAAP")

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$127,242	$136,815
Cash paid to suppliers, employees and others	(123,460)	(130,984)
Income taxes paid	(158)	(403)
Interest paid	(671)	(1,521)
Other	129	8
Net cash provided by operating activities	3,082	3,915

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,120)	(3,958)
Proceeds from sale of fixed assets	0	30
Net cash used in investing activities	(1,120)	(3,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(3,547)	(3,989)
Repayments of expired revolving credit facilities, net	0	(14,557)
Borrowings under current revolving credit facilities, net	781	0
Borrowings (repayments) of term loans and notes payable	14,997	(50)
Payments of debt issuance costs	(323)	(372)
Net proceeds from issuance of common stock	0	28,554
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	0	(125)
Repayments of capital lease obligations	(736)	(137)
Net cash provided by financing activities	11,172	9,324

Effect of foreign exchange rate on cash	(563)	(1,304)
Net increase in cash	12,571	8,007
Cash, beginning of period	8,343	8,676
Cash, end of period	$20,914	$16,683

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(26,424)	$(5,466)
Depreciation and amortization of property and equipment, and other assets	5,332	6,715
Retail store impairment	58	499
Share-based compensation expense	103	1,115
Unrealized gain on change in fair value of warrants	(7,508)	(12,667)
Amortization of debt discount and deferred financing costs	742	597
Accrued interest paid-in-kind	1,062	1,030
Foreign currency transaction loss	625	132
Allowance for inventory shrinkage and obsolescence	(1,075)	121
Bad debt expense	77	139
Deferred income taxes	24	0
Deferred rent	(912)	(2,222)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	2,902	(420)
Inventories	23,895	5,445
Prepaid expenses and other current assets	2,853	2,288
Other assets	(1,816)	(235)
Accounts payable	(1,636)	2,424
Accrued expenses and other liabilities	4,701	4,349
Income taxes receivable / payable	79	71
Net cash provided by operating activities	$3,082	$3,915

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$77	$1,040

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. including its subsidiaries (collectively the "Company") is a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At March 31, 2015, the Company operated a total of 239 retail stores in 20 countries including the U.S. and Canada.
Company Highlights
Recent Developments - On May 11, 2015, the Company anticipates to announce that it has commenced a $10,000 "at-the-market" offering program. Under the program, the Company may, from time to time and at its discretion, offer and sell shares of its common stock having an aggregate gross sales price of up to $10,000. The Company intends to use the net proceeds generated through the program for working capital and general corporate purposes.
On March 6, 2015, a member appointed by Lion Capital LLP ("Lion") resigned from the Board of Directors (the "Board"), and on March 24, 2015, the Board elected a member designated by Lion to fill that vacancy.
Liquidity - As of March 31, 2015, the Company had $20,914 in cash, $35,080 outstanding on a $50,000 asset-backed revolving credit facility with Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") and $11,179 of availability for additional borrowings. On May 6, 2015, the Company had $5,150 of availability for additional borrowings under the Capital One Credit Facility. On April 14, 2015, the Company paid $13,803 in interest on its senior secured notes (the "Notes").
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
On March 25, 2015, one of the Company's subsidiaries borrowed $15,000 under an unsecured credit agreement with Standard General Group ("Standard General"), dated as of March 25, 2015 (the "Standard General Credit Agreement"). The Standard General Credit Agreement is guaranteed by the Company, bears interest at 14% per annum, and will mature on October 15, 2020. The proceeds of such loan provided additional liquidity to the Company as contemplated by the Nomination, Standstill and Support Agreement, dated July 9, 2014 (the "Standstill Agreement").
The Company believes that it has sufficient financing commitments to meet funding requirements for the next twelve months.
Management's Plan - In accordance with the Standstill Agreement, five new directors joined the Company in August 2014. Subsequently, the Board hired new senior management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and General Counsel, as well as other additions to the management team. Together, the new board of directors and new management team are focused on implementing a turnaround strategy and enhancing the Company's corporate governance policies and practices. The Company has started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. To that end, the Company added new members to the executive team in the areas of planning and forecasting, operations, marketing, merchandising planning, product development and e-commerce. The Company continues to drive productivity from its distribution center, reduce inventory, reduce labor costs, and consolidate its administrative and manufacturing functions. Additionally, new members were added to the legal and human resources departments and the Company has introduced a new code of ethics.

Although the Company has made progress under these programs, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. The Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that the Company's planned operational improvements will be successful.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of American Apparel, Inc. and its 100% owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany balances and transactions have been eliminated upon consolidation.
The financial data of the Company included herein is unaudited. The condensed consolidated financial statements do not contain certain information that was included in the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Readers are urged to review the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as well as other publicly filed documents for more complete descriptions and discussions. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations, and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had approximately $19,665 and $6,361 held in foreign banks at March 31, 2015 and December 31, 2014, respectively.
Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. Two customers in the Company's U.S. Wholesale segment combined accounted for 36.0% of its total trade accounts receivable as of March 31, 2015. One customer in the Company's U.S. Wholesale segment combined accounted for 16.6% of its total trade accounts receivable as of December 31, 2014. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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
As of March 31, 2015, there were no transfers between Levels 1, 2, and 3 of the fair value hierarchy.
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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued a new standard that requires an entity to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the entity would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
In April 2015, the FASB issued a new standard on simplifying the presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this new standard. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
Other recently issued accounting standards are not expected to have a material effect on the Company's consolidated financial statements.

Note 3. Inventories
The components of inventories are as follows:

	March 31, 2015	December 31, 2014
Raw materials	$16,131	$17,738
Work in process	3,279	2,805
Finished goods	111,007	135,813
	130,417	156,356
Less reserve for inventory shrinkage and obsolescence	(7,664)	(8,778)
Total, net of reserves	$122,753	$147,578
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. No supplier provided more than 10% of the Company's raw material purchases as of March 31, 2015 and December 31, 2014.
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
The Company had a lower of cost or market reserves for excess and slow-moving inventories of $6,653 and $6,684 at March 31, 2015 and December 31, 2014, respectively. As part of its valuation analysis of inventory, the Company identified certain slow-moving, second quality finished goods and raw materials inventory for additional reserves in the fourth quarter of 2014. Inventory shrinkage reserves were $1,011 and $2,094 as of March 31, 2015 and December 31, 2014, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations. Depreciation and amortization expenses were $5,332 and $6,715 for the three months ended March 31, 2015 and 2014, respectively.
Based on its retail store impairment analysis, the Company recorded impairment charges of $58 and $499 for the three months ended March 31, 2015 and 2014.
Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	March 31, 2015	December 31, 2014
Compensation, bonuses and related taxes	$13,466	$13,026
Accrued interest	13,239	5,932
Workers' compensation and other self-insurance reserves (Note 14)	7,164	6,760
Taxes and duties	4,263	6,102
Gift cards and store credits	7,266	8,462
Loss contingencies	1,753	2,360
Deferred revenue	948	962
Deferred rent	3,016	3,422
Other	12,772	14,343
Total accrued expenses and other current liabilities	$63,887	$61,369

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	Lender	Expiration	March 31, 2015	December 31, 2014
Revolving credit facility	Capital One	April 14, 2018	$35,080	$34,299
Current portion of long-term debt			11	13
Total			$35,091	$34,312
The Company incurred interest expense of $9,781 and $10,039 for the three months ended March 31, 2015 and 2014, respectively, for all outstanding borrowings. The interests subject to capitalization were not significant for the three months ended March 31, 2015 and 2014.
Revolving Credit Facility - Capital One
The Company had $35,080 and $34,299 outstanding on a $50,000 asset-backed revolving credit facility with Capital One as of March 31, 2015 and December 31, 2014, respectively. The amount available for additional borrowings on March 31, 2015 was $11,179. The Capital One Credit Facility matures on April 14, 2018 and is subject to a January 15, 2018 maturity if excess availability is less than $15,000 at the time of notice to Capital One that an "applicable high yield discount obligation" redemption will be required pursuant to Section 3.01(e) of the Indenture governing the Notes. The interest rates on borrowings under the Capital One Credit Facility are equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and are subject to specified borrowing requirements and covenants.
On March 25, 2015, the Company entered into the Six Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ended March 31, 2015, (iii) included provisions to permit the Company to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted the Company to borrow $15,000 under the Standard General Credit Agreement.
Standard General informed the Company that it entered into an agreement with Capital One that could result in it purchasing all of the loans and commitments outstanding under the Capital One Credit Facility by September 30, 2015 or earlier under certain other circumstances.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of the Company's domestic subsidiaries and equity interests in certain of the Company's foreign subsidiaries, subject to some restrictions. It requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Senior Notes Indenture (the "Indenture") or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of March 31, 2015, the Company had $1,080 of outstanding letters of credit secured against the Capital One Credit Facility.

Note 7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Senior Secured Notes due 2020 (a)	$209,315	$208,084
Standard General Loan Agreement (b)	9,074	9,049
Standard General Credit Agreement	15,000	0
Other	243	268
Total long-term debt	233,632	217,401
Current portion of debt	(11)	(13)
Long-term debt, net of current portion	$233,621	$217,388
______________________
(a) Includes accrued interest paid in-kind of $8,295 and $7,233 and net of unamortized discount of $4,980 and $5,149 at March 31, 2015 and December 31, 2014, respectively.
(b) Net of unamortized discount of $791 and $816 at March 31, 2015 and December 31, 2014, respectively.

Senior Secured Notes due 2020
The Company has outstanding Notes issued at 97% of the $206,000 par value on April 4, 2013. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. Interest on the Notes, of approximately $13,900 per payment period in 2015, is payable semi-annually, in arrears, on April 15 and October 15. On April 14, 2015, the Company paid $13,803 in interest on the Notes.
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
As of March 31, 2015, the Company was in compliance with the required covenants of the Indenture.

Standard General Loan Agreement
On July 16, 2014, Lion assigned its rights and obligations as a lender to an entity affiliated with Standard General (the "Standard General Loan Agreement"). On September 8, 2014, the Company entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments. The principal amount of the term loan is $9,865. Interest under the loan agreement is payable quarterly in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
Standard General Credit Agreement
On March 25, 2015, as contemplated by the Standstill Agreement, one of the Company's subsidiaries borrowed $15,000 under the Standard General Credit Agreement. The Standard General Credit Agreement is guaranteed by the Company, bears interest at 14% per annum, and will mature on October 15, 2020. Interest under the credit agreement is payable quarterly in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
The Standard General Credit Agreement contains customary defaults, including cross event of default to the Notes and the Standard General Loan Agreement and cross acceleration to other indebtedness above a threshold amount.
If the Company experiences certain change of control events, the Company is required to offer to prepay the Standard General Credit Agreement at 101% of the outstanding principal amount plus accrued and unpaid interest on the date of the prepayment. The Company will be required to prepay loans under the Standard General Credit Agreement to the extent necessary to avoid the loan being characterized as an "applicable high yield discount obligation" within the meaning of the Internal Revenue Code by June 30, 2020.
Note 8. Fair Value of Financial Instruments
The Company's financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of warrants in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note 2.
The following tables present carrying amounts and fair values of the Company's financial instruments as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of March 31, 2015.

		March 31, 2015
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$209,315	$217,164
Standard General Loan Agreement	Level 3 Liability	9,074	9,790
Standard General Credit Agreement	Level 3 Liability	15,000	15,000
Lion Warrant	Level 3 Liability	(a)	11,731
		$233,389	$253,685

		December 31, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$208,084	$211,538
Standard General Loan Agreement	Level 3 Liability	9,049	8,868
Lion Warrant	Level 3 Liability	(a)	19,239
		$217,133	$239,645
______________________
(a) No cost is associated with these liabilities (see Note 11).

The following table presents a summary of changes in fair value of the Lion Warrant (Level 3 financial liabilities) which are marked to market on a recurring basis:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$19,239	$20,954
Adjustments included in earnings (a)	(7,508)	(12,667)
Balance at March 31	$11,731	$8,287
______________________
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains or losses are recorded in unrealized gain on change in fair value of warrants in the consolidated statements of operations.
At March 31, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Note 9. Income Taxes
Income taxes for the three months ended March 31, 2015 and 2014 were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred losses from operations for the three months ended March 31, 2015 and 2014. Based upon these results and the recent history of cumulative losses for the prior three years, as well as trends in the Company's performance projected through 2015, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Tax years that remain subject to examination by the Internal Revenue Service are 2012 through 2014. The Company's state and foreign tax returns are open to audit for the calendar years 2009 through 2014.
Note 10. Related Party Transactions
Personal Guarantees by Mr. Charney
As of March 31, 2015, Mr. Charney personally guaranteed the Company's obligations under two property leases aggregating $4,446.
Lease Agreement between the Company and a Related Party
The Company has an operating lease expiring in November 2016 for its knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer. Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC while Mr. Bailey holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $155 and $104 for three months ended March 31, 2015 and 2014, respectively.
Agreements between Mr. Charney and Standard General
As of March 31, 2015, Mr. Charney owned 42.3% of the Company's outstanding common stock, and Mr. Charney and Standard General collectively controlled the right to vote such common stock as described below.
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

According to Mr. Charney's Schedule 13D/A, dated June 25, 2014, on July 9, 2014, Mr. Charney and Standard General, on behalf of one or more of its funds, entered into a cooperation agreement (the "Cooperation Agreement"), which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that, notwithstanding the terms of the Standstill Agreement, Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement, dated March 13, 2009. In the Standstill Agreement, however, Mr. Charney agreed not to serve as a director of the Company. In addition, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable, on or prior to July 15, 2017, to purchase from Mr. Charney 32,072 shares (consisting of the 27,351 shares purchased by using the proceeds from the SG-Charney Loan and 10% of Mr. Charney's 47,209 original shares).
Warrants held by Lion
See Note 11 for a description of the warrants issued by the Company to Lion.
Loans held by Standard General
See Note 7 for a description of the Standard General Loan Agreement assigned to Standard General on July 16, 2014 and Standard General Credit Agreement between the Company and Standard General in March 2015.
Note 11. Stockholders' Deficit
Rights Plan
On December 21, 2014, the Board adopted a stockholders rights plan, as amended (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right for each share of its common stock held by shareholders of record as of January 2, 2015. Each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $3.25 per Unit, subject to adjustment.
At-The-Market Offering
On May 11, 2015, the Company anticipates to announce that it has commenced a $10,000 "at-the-market" offering program. Under the program, the Company may, from time to time and at its discretion, offer and sell shares of its common stock having an aggregate gross sales price of up to $10,000. The Company intends to use the net proceeds generated through the program for working capital and general corporate purposes.
Common Stock Warrants
As a result of the public offering in March 2014, Lion received the right to purchase an additional 2,905 shares of the Company's common stock, and the exercise price of all of Lion held warrants (the "Lion Warrants") was adjusted from $0.75 per share to $0.66 per share. Such adjustments were required by the terms of the existing Lion Warrants. As of March 31, 2015, Lion held warrants to purchase 24,511 shares of the Company's common stock, with an exercise price of $0.66 per share. These warrants will expire on February 18, 2022.
The Lion Warrants, as amended, contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrants, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges. The Company expects that the 2015 at-the-market program will result in an adjustment to both number of shares and exercise price of the Lion Warrants.
As of March 31, 2015, the fair value of the 24,511 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $11,731 and was recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $0.70, exercise price of $0.66, volatility of 72.20%, annual risk free interest rate of 1.71%, a contractual remaining term of 7.0 years and no dividends. There was no common stock warrants activity for the three months ended March 31, 2015.

The following table presents a summary of common stock warrants activity as of March 31, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding - January 1, 2015	24,511	$0.66	7.2
Issued	0
Forfeited	0
Expired	0
Outstanding - March 31, 2015	24,511	$0.66	7.0
Fair value - March 31, 2015	$11,731
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
The Company had common stock under various options, warrants and other agreements at March 31, 2015 and December 31, 2014. The effects of approximately 33,565 and 40,385 shares at March 31, 2015 and 2014, respectively, were excluded from the calculation of net loss per share for three months ended March 31, 2015 and 2014 because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding for the three months ended March 31 are as follows:

	2015	2014
Lion warrants	24,511	24,511
Shares issuable to Mr. Charney based on market conditions (a)	6,806	13,611
Employee options and restricted shares	2,248	2,263
	33,565	40,385
______________________
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which each 6,805 expired unexercised on April 15, 2015 and 2014 (Note 12).
Note 12. Share-Based Compensation
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any one participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of March 31, 2015, there were approximately 12,548 shares available for future grants under the 2011 Plan.
The Company has identified a clerical discrepancy in its records pertaining to the total historic number of shares issued in connection with grants of common stock to non-executive employees under its stock incentive plans. The Company has not yet determined the full impact of the discrepancy but anticipates that it may result in a non-material change in the number of outstanding shares of common stock reported by the Company.

Restricted Share Awards - The following table presents a summary of the restricted share awards activity as of March 31, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	103	$1.17	0.3
Granted	116	$0.69
Vested	(67)	$1.05
Forfeited	0	$0.00
Non-vested - March 31, 2015	152	$0.86	0.1
On January 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 10 to 19 shares each based on grant date fair value of $1.05 per share. On April 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 15 to 29 shares each based on the grant date fair value of $0.69 per share.
Vesting of the restricted share awards is immediate in the case of members of the Board. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Restricted Stock Units - The following table presents a summary of the restricted stock units activity as of March 31, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	0	$0.00	0.0
Granted	1,123	$0.71
Vested	0	$0.00
Forfeited	0	$0.00
Non-vested - March 31, 2015	1,123	$0.71	1.7
On March 30, 2015, the Company granted 973 shares of restricted stock units to certain employees under the 2011 Plan. These awards will vest, subject to each employee's continued service, over three years, with one-third of the total number of shares subject to each award vesting on the first anniversary of the date of grant. In addition, the Company granted a one-time award of restricted stock units for 150 shares of common stock each to three senior management in recognition of their services to the Company, which vested on April 15, 2015. The fair value of the restricted share grant was determined based on the market price on the date of grant. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Stock Option Awards - The following table presents a summary of the stock option activity as of March 31, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2015	0	$0.00	0.0
Granted	973	$0.71
Exercised	0	$0.00
Forfeited	0	$0.00
Expired	0	$0.00
Outstanding - March 31, 2015	973	$0.71	10.0	$0
Vested - March 31, 2015	0	$0.00	0.0	$0
Non-vested - March 31, 2015	973	$0.71	10.0	$0
On March 30, 2015, the Company awarded stock options for 973 shares of its common stock to certain employees under the 2011 Plan. These awards will vest, subject to each employee's continued service, over three years, with one-third of the total number of shares subject to each award vesting on the first anniversary of the date of grant. The fair value of the stock option awards is estimated using the Black-Scholes option pricing model at the grant date.

As of March 30, 2015, the fair value of stock options was $375. The calculation assumed a stock price of $0.71, exercise price of $0.71, volatility of 60.59%, annual risk free interest rate of 0.93%, expected option life of 6 years and no dividends.
Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $103 and $1,115 for the three months ended March 31, 2015 and 2014, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of March 31, 2015, unrecorded compensation cost related to non-vested awards was $1,086, which is expected to be recognized through 2018.
Mr. Charney Anti-Dilution Rights - On December 16, 2014, the Board terminated Dov Charney for cause in accordance with the terms of his employment agreement. Despite the termination, the unexercised anti-dilution rights remain exercisable under the 2011 Investor Purchase Agreement but are immediately vested. The remaining unrecognized compensation cost of $233 was recognized as of December 31, 2014. The Company determined that the issuing requirements for the first and second measurement periods were not met and each 6,805 anti-dilution rights expired unexercised on April 15, 2015 and 2014.
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases that expire at various dates through 2034. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease that expires on July 31, 2019. The rent expenses (including real estate taxes and common area maintenance costs) were $16,895 and $19,012 for the three months ended March 31, 2015 and 2014, respectively. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and the remainder to general and administrative expenses in the consolidated statements of operations.
Customs and Duties
The Company is subject to, and has recorded charges related to, customs and audit settlements and contingencies in various foreign jurisdictions. Should the Company fail to resolve these matters on acceptable terms, they could result in material liability.
Real Estate Matter
The landlord for the Company's headquarters and manufacturing facility in Los Angeles, California has identified certain alleged breaches under its lease. The Company is currently engaging with the landlord to resolve this dispute. Should the Company fail to resolve this matter on acceptable terms, they could result in material liability.
Advertising
The Company had approximately $2,800 in open advertising commitments at March 31, 2015, which were primarily allocated among print advertisements in newspapers or magazines and outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2015.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability primarily relates to litigation that arises from store operations.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect ultimate claim costs to significantly differ from its estimates, self-insurance reserves could be affected if actual developed claims fluctuate considerably from the historical trends and the assumptions applied. The Company's estimated claims are discounted using a rate of 1.54% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $21,693 and $20,409 as of March 31, 2015 and December 31, 2014, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit of $300 in favor of insurance companies beneficiaries as of both March 31, 2015 and December 31, 2014, and cash deposits of $17,944 and $16,124 in favor of insurance company beneficiaries as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company recorded a total reserve of $20,780, of which $5,717 is included in accrued expenses and $15,063 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2014, the Company recorded a total reserve of $19,560, of which $5,321 is included in accrued expenses and $14,239 is included in other long-term liabilities on the consolidated balance sheets.

The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserve of $1,447 and $1,439 was included in accrued expenses in the consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of undecorated apparel products sold to distributors and third party screen printers in the U.S. as well as its online consumer sales. The Retail segment consists of the Company's retail operations in the U.S., which comprised 135 retail stores as of March 31, 2015. The Canada segment includes wholesale, retail, and online consumer operations in Canada. As of March 31, 2015, the retail operations in the Canada segment comprised 30 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of March 31, 2015, the retail operations in the International segment comprised 74 retail stores operating in 18 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
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
The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended March 31, 2015
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$37,710	$0	$1,793	$1,401	$40,904
Retail net sales	0	37,302	6,506	23,081	66,889
Online consumer net sales	11,327	0	1,012	4,131	16,470
Total net sales to external customers	49,037	37,302	9,311	28,613	124,263
Gross profit	9,318	20,098	2,821	15,225	47,462
Income (loss) from segment operations	2,749	(7,288)	(2,231)	(2,789)	(9,559)
Depreciation and amortization	2,190	2,243	289	610	5,332
Capital expenditures	570	227	269	54	1,120
Retail store impairment	0	58	0	0	58
Deferred rent expense (benefit)	14	(547)	(33)	(346)	(912)

	Three Months Ended March 31, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$38,237	$0	$1,909	$1,800	$41,946
Retail net sales	0	42,465	7,759	29,678	79,902
Online consumer net sales	10,500	0	792	3,956	15,248
Total net sales to external customers	48,737	42,465	10,460	35,434	137,096
Gross profit	17,305	26,766	5,609	22,294	71,974
Income (loss) from segment operations	9,720	(4,714)	(345)	(899)	3,762
Depreciation and amortization	2,178	3,114	401	1,022	6,715
Capital expenditures	1,205	1,139	112	1,502	3,958
Retail store impairment	0	49	0	450	499
Deferred rent benefit	(447)	(1,632)	(48)	(95)	(2,222)

Reconciliation of reportable segments combined (loss) income from operations to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2015	2014
Consolidated (loss) income from operations of reportable segments	$(9,559)	$3,762
Unallocated corporate expenses	(13,371)	(11,258)
Interest expense	(9,781)	(10,039)
Foreign currency transaction loss	(625)	(132)
Unrealized gain on change in fair value of warrants	7,508	12,667
Other income	141	8
Consolidated loss before income taxes	$(25,687)	$(4,992)

Net sales by geographic location of customers are as follows:

	Three Months Ended March 31,
	2015	2014
United States	$86,338	$91,202
Europe (excluding the United Kingdom)	10,598	15,021
Canada	9,310	10,460
United Kingdom	7,545	9,461
South Korea	3,442	2,331
Japan	2,308	3,337
Australia	1,760	2,092
China	1,636	1,528
Other foreign countries	1,326	1,664
Total consolidated net sales	$124,263	$137,096
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
SEC Investigation
On February 5, 2015, the Company learned that the Securities and Exchange Commission had issued a formal order of investigation to determine whether, during Mr. Charney's tenure as CEO of the Company, there were any violations of federal securities laws. The SEC's investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. The Company intends to cooperate fully with the SEC in its investigation.
Shareholder Litigation
In 2010, two shareholder derivative lawsuits were filed in the United States District Court for the Central District of California (the "Court") that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. CV106576 (the "First Derivative Action"). Plaintiffs in the First Derivative Action alleged a cause of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of employees following an Immigration and Customs Enforcement inspection; and (iii) the Company's alleged failure to implement controls sufficient to prevent a sexually hostile and discriminatory work environment. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. The Company filed a motion to dismiss the First Derivative Action which was granted with leave to amend on July 31, 2012. Plaintiffs did not amend the complaint and subsequently filed a motion to dismiss each of their claims, with prejudice, for the stated purpose of taking an immediate appeal of the Court's July 31, 2012 order. On October 16, 2012, the Court granted the plaintiffs' motion to dismiss and entered judgment accordingly. On November 12, 2012, plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals where the case is currently pending.
In 2010, four shareholder derivative lawsuits were filed in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") which were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. Shareholder Derivative Litigation, Lead Case No. BC 443763 (the "State Derivative Action"). Three of the matters comprising the State Derivative Action alleged causes of action for breach of fiduciary duty arising out of (i) the Company's alleged failure to maintain adequate accounting and internal control policies and procedures; and (ii) the Company's alleged violation of state and federal immigration laws in connection with the previously disclosed termination of employees following an Immigration and Customs Enforcement inspection. The fourth matter alleges seven causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets also arising out of the same allegations. On April 12, 2011, the Superior Court issued an order granting a stay (which currently remains in place) of the State Derivative Action on the grounds that, among other reasons, the case is duplicative of the First Derivative Action.
In July 2014, two shareholder derivative lawsuits were filed in the Court that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. 2014 Shareholder Derivative Litigation, Lead Case No. CV1405230 (the "Second Derivative Action," and together with the First Derivative Action, the "Federal Derivative Actions"). Plaintiffs in the Second Derivative Action alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The Second Derivative Action primarily seeks to recover damages and reform corporate governance and internal procedures. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. On April 13, 2015, the Court granted the Company's motion to dismiss, with leave to amend.
Both the Federal Derivative Actions and State Derivative Action are covered under the Company's Directors and Officers Liability insurance policy, subject to a deductible and a reservation of rights. Should the above matters (i.e., the Federal Derivative Actions or the State Derivative Action) ultimately be decided against the Company in an amount that exceeds the Company's insurance coverage, or if liability is imposed on grounds that fall outside the scope of the Company's Directors and Officers Liability insurance coverage, the Company could not only incur a substantial liability, but also experience an increase in similar suits and suffer reputational harm. The Company is unable to predict the financial outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matters proceed through their course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that these matters, either individually or together with the potential for similar suits and reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 21, 2015, former employee and purported shareholder Jan Willem Hubner and purported shareholder Eric Ribner filed suit against Company directors and the Company in the Court (Case No. 15-2965). This matter was filed as a related case with respect to In re American Apparel, Inc. 2014 Derivative Shareholder Litigation. The lawsuit alleges the following counts: (1) violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; (2) violation of Section 20(a) of the Securities Exchange Act; (3) breach of the duty of disclosure/candor; and (4) aiding and abetting breaches of the duty of disclosure/candor. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 30, 2015, former employee and purported shareholder Eliana Gil Rodriguez filed a putative class action lawsuit against Company directors, a former Company officer, and Standard General L.P. in the Delaware Chancery Court (Case No. 10944). The lawsuit alleges breach of fiduciary duty claims in connection with the Company's 2014 annual meeting, its secondary offering, the Standstill Agreement, the 2014 adoption of a rights plan, and certain amendments to the bylaws against the former and current

Company directors and the named former Company officer. In addition, the lawsuit alleges that Standard General aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks declaratory relief and requests that the Court order a revote of the Class A directors. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Employment Matters
On April 16, 2015, former employees Carlos Hirschberg, Cesar Antonio Palma Cordero, and Dominga Valencia filed a putative class action lawsuit against the Company in the Court (Case No. 2:15-CV-02827), asserting: (i) violation of the WARN Act (29 U.S.C. § 2101 et seq.); (ii) violation of the California WARN Act (Labor Code §1400 et seq.), and (iii) unfair business practices under California Business and Professions Code §17200 et seq.). The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On or about June 23, 2014, Mr. Charney submitted a demand in arbitration against the Company in connection with his suspension, which had been stayed pending the determination of the Suitability Committee in the Internal Investigation. As a result of Mr. Charney's termination for cause, such stay is no longer in effect. On March 26, 2015, Mr. Charney submitted correspondence to the arbitration body requesting a reinstatement of his demand for arbitration. Mr. Charney has indicated that he intends to seek damages in connection with claims allegedly arising from his termination for cause. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 20, 2015, former employee David Nisenbaum filed a lawsuit against the Company in Los Angeles Superior Court (Case No. BC579342) asserting: (1) religious discrimination in violation of the California Fair Employment and Housing Act (FEHA); (2) failure to prevent discrimination in violation of FEHA; (3) retaliation in violation of FEHA; (4) wrongful termination in violation of public policy; (5) violation of Labor Code § 1102.5; (6) violation of Labor Code § 1198.5; (7) intentional infliction of emotional distress; and (8) violation of California Business & Professions Code §§ 17200 et seq. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
In the first quarter of 2015, several unfair labor practices charges were filed against the Company with the National Labor Relations Board alleging violations of the National Labor Relations Act. The Company believes that all such charges are without merit and intends to vigorously dispute the validity of these charges. While the charges will not result in direct financial exposure, the Company is unable to predict the outcome of the charges at this time. Any views formed as to the viability of these charges or the financial exposure, if any, which could result may change from time to time as the matters proceed through their course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that these charges together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
In addition, the Company is currently engaged in other employment-related claims incidental to its business. The Company believes that all such claims are without merit or not material and intends to vigorously dispute the validity of these claims. While the final resolution of such claims cannot be determined based on information at this time, the Company believes, but cannot provide assurance that, the amount and ultimate liability, if any, with respect to these actions will not materially affect its business, financial position, results of operations, or cash flows. Should any of these matters be decided against the Company, it could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
OSHA Matters
In the first quarter of 2015, an industrial accident at the Company's dyeing facility in Hawthorne, California resulted in injuries to one of our employees. California OSHA is conducting an investigation. The Company is unable to predict the financial outcome, if any, of this matter at this time. No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Privacy Matters
On April 2, 2015, a purported customer of the Company filed a putative class action, (in San Diego Superior Court (Case No. 37-2015-00011243), for violations of California Civil Code § 1747.08. The Company intends to aggressively defend against this matter. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Note 17. Condensed Consolidating Financial Information
The Notes which constitute debt obligations of American Apparel Inc. (the "Parent") are fully and unconditionally guaranteed, jointly and severally, by the Company's existing and future 100% owned direct and indirect domestic subsidiaries. The Notes are subject to customary automatic release provisions, including the satisfaction and discharge, or defeasance, or full payment of the principal, premium, if any, accrued and unpaid interests. In certain circumstances, the Notes are subject to the sale or substantial disposition of the subsidiary guarantor's assets. No guarantor subsidiaries are less than 100% owned, directly or indirectly, by the Company.
The following presents the Parent's condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014 and its condensed consolidating statements of operations for the three months ended March 31, 2015 and 2014, condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, the Company's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. This condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statement.

Condensed Consolidating Balance Sheets
March 31, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$829	$20,085	$0	$20,914
Trade accounts receivable, net	0	18,813	3,102	0	21,915
Intercompany accounts receivable, net	211,683	(208,879)	(2,804)	0	0
Inventories, net	0	99,306	23,447	0	122,753
Other current assets	327	9,143	4,810	0	14,280
Total current assets	212,010	(80,788)	48,640	0	179,862
Property and equipment, net	0	35,156	9,012	0	44,168
Investments in subsidiaries	(142,375)	14,052	0	128,323	0
Other assets, net	8,473	29,658	9,124	0	47,255
TOTAL ASSETS	$78,108	$(1,922)	$66,776	$128,323	$271,285
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$35,080	$11	$0	$35,091
Accounts payable	0	30,528	3,054	0	33,582
Accrued expenses and other current liabilities	(8,194)	59,493	12,588	0	63,887
Fair value of warrant liability	11,731	0	0	0	11,731
Other current liabilities	0	6,456	1,814	0	8,270
Total current liabilities	3,537	131,557	17,467	0	152,561
Long-term debt, net	218,389	0	15,232	0	233,621
Other long-term liabilities	488	25,073	3,848	0	29,409
TOTAL LIABILITIES	222,414	156,630	36,547	0	415,591
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	493	(593)	18
Additional paid-in capital	218,866	6,726	8,077	(14,803)	218,866
Accumulated other comprehensive (loss) income	(9,368)	(3,841)	(6,720)	10,561	(9,368)
(Accumulated deficit) retained earnings	(351,665)	(161,537)	28,379	133,158	(351,665)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(144,306)	(158,552)	30,229	128,323	(144,306)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$78,108	$(1,922)	$66,776	$128,323	$271,285

Condensed Consolidating Balance Sheets
December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,370	$6,973	$0	$8,343
Trade accounts receivable, net	0	19,422	5,876	0	25,298
Intercompany accounts receivable, net	240,989	(229,956)	(11,033)	0	0
Inventories, net	0	116,335	31,137	106	147,578
Other current assets	90	11,290	6,391	0	17,771
Total current assets	241,079	(81,539)	39,344	106	198,990
Property and equipment, net	0	38,932	10,385	0	49,317
Investments in subsidiaries	(115,109)	15,874	0	99,235	0
Other assets, net	8,861	27,463	9,758	0	46,082
TOTAL ASSETS	$134,831	$730	$59,487	$99,341	$294,389
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$34,299	$13	$0	$34,312
Accounts payable	0	32,508	3,046	0	35,554
Accrued expenses and other current liabilities	13,498	31,855	16,016	0	61,369
Fair value of warrant liability	19,239	0	0	0	19,239
Other current liabilities	0	9,762	2,038	0	11,800
Total current liabilities	32,737	108,424	21,113	0	162,274
Long-term debt, net	217,133	0	255	0	217,388
Other long-term liabilities	477	25,431	4,335	0	30,243
TOTAL LIABILITIES	250,347	133,855	25,703	0	409,905
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	494	(594)	18
Additional paid-in capital	218,779	6,726	7,967	(14,693)	218,779
Accumulated other comprehensive (loss) income	(6,915)	(2,493)	(4,136)	6,629	(6,915)
(Accumulated deficit) retained earnings	(325,241)	(137,458)	29,459	107,999	(325,241)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(115,516)	(133,125)	33,784	99,341	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$134,831	$730	$59,487	$99,341	$294,389

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$88,272	$37,924	$(1,933)	$124,263
Cost of sales	0	67,572	10,927	(1,698)	76,801
Gross profit	0	20,700	26,997	(235)	47,462
Selling and distribution expenses	0	27,690	17,782	0	45,472
General and administrative expenses	1,240	14,858	8,764	0	24,862
Retail store impairment	0	58	0	0	58
(Loss) income from operations	(1,240)	(21,906)	451	(235)	(22,930)
Interest expense and other expense	1,461	1,406	(110)	0	2,757
Equity in loss (earnings) of subsidiaries	23,723	578	0	(24,301)	0
(Loss) income before income taxes	(26,424)	(23,890)	561	24,066	(25,687)
Income tax provision	0	189	548	0	737
Net (loss) income	$(26,424)	$(24,079)	$13	$24,066	$(26,424)
Other comprehensive (loss) income, net of tax	(2,453)	(1,348)	(2,584)	3,932	(2,453)
Comprehensive (loss) income	$(28,877)	$(25,427)	$(2,571)	$27,998	$(28,877)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$99,997	$45,893	$(8,794)	$137,096
Cost of sales	0	59,100	14,878	(8,856)	65,122
Gross profit	0	40,897	31,015	62	71,974
Selling and distribution expenses	0	32,072	21,990	0	54,062
General and administrative expenses	237	16,211	8,461	0	24,909
Retail store impairment	0	49	450	0	499
(Loss) income from operations	(237)	(7,435)	114	62	(7,496)
Interest expense and other expense	(3,842)	1,553	(215)	0	(2,504)
Equity in loss (earnings) of subsidiaries	9,071	242	4	(9,317)	0
(Loss) income before income taxes	(5,466)	(9,230)	325	9,379	(4,992)
Income tax provisions	0	129	345	0	474
Net (loss) income	$(5,466)	$(9,359)	$(20)	$9,379	$(5,466)
Other comprehensive (loss) income, net of tax	(471)	136	(466)	330	(471)
Comprehensive (loss) income	$(5,937)	$(9,223)	$(486)	$9,709	$(5,937)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4,706)	$39	$7,749	$0	$3,082
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(797)	(323)	0	(1,120)
Net cash used in investing activities	0	(797)	(323)	0	(1,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(3,547)	0	0	(3,547)
Borrowings under revolving credit facilities, net	0	781	0	0	781
Borrowings of term loans and notes payable	0	0	14,997	0	14,997
Payments of debt issuance costs	(323)	0	0	0	(323)
Repayments of capital lease obligations	0	(719)	(17)	0	(736)
Advances from (to) affiliates	5,029	3,702	(8,731)	0	0
Net cash provided by financing activities	4,706	217	6,249	0	11,172
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(563)	0	(563)
NET (DECREASE) INCREASE IN CASH	0	(541)	13,112	0	12,571
Cash, beginning of period	0	1,370	6,973	0	8,343
Cash, end of period	$0	$829	$20,085	$0	$20,914

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$35	$42	$0	$77

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,241)	$1,777	$3,379	$0	$3,915
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(2,340)	(1,618)	0	(3,958)
Proceeds from sale of fixed assets	0	0	30	0	30
Restricted cash	0	0	0	0	0
Net cash used in investing activities	0	(2,340)	(1,588)	0	(3,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(3,989)	0	0	(3,989)
Repayments under revolving credit facilities, net	0	(14,128)	(429)	0	(14,557)
Repayments of term loans and notes payable	0	(47)	(3)	0	(50)
Payments of debt issuance costs	(69)	(303)	0	0	(372)
Net proceeds from issuance of common stock	28,554	0	0	0	28,554
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(125)	0	0	0	(125)
Repayments of capital lease obligations	0	(121)	(16)	0	(137)
Advances (to) from affiliates	(27,119)	29,110	(1,991)	0	0
Net cash provided by (used in) financing activities	1,241	10,522	(2,439)	0	9,324
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,304)	0	(1,304)
NET INCREASE (DECREASE) IN CASH	0	9,959	(1,952)	0	8,007
Cash, beginning of period	0	512	8,164	0	8,676
Cash, end of period	$0	$10,471	$6,212	$0	$16,683

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$917	$123	$0	$1,040

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All dollar and share amounts in Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
OVERVIEW
A. General
We are a vertically-integrated manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. We also operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and screen printers. In 2003, we opened our first retail store in Los Angeles, California. As of March 31, 2015, we had approximately 10,000 employees and operated 239 retail stores in 20 countries: the U.S., Canada, the U.K., Australia, Austria, Belgium, Brazil, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, Netherlands, South Korea, Spain, Sweden, and Switzerland. We currently operate 13 e-commerce stores in eight languages that serve customers from over 50 countries worldwide at www.americanapparel.com.
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
The following table presents, by segment, the change in retail store count during the three months ended March 31, 2015 and 2014.

	U.S. Retail	Canada	International	Total
Three Months Ended March 31, 2015
Open at December 31, 2014	136	31	75	242
Opened	0	0	1	1
Closed	(1)	(1)	(2)	(4)
Open at March 31, 2015	135	30	74	239

Three Months Ended March 31, 2014
Open at December 31, 2013	139	32	77	248
Opened	2	0	1	3
Closed	(1)	0	(1)	(2)
Open at March 31, 2014	140	32	77	249
B. Comparable Store Sales
The following table presents the changes in comparable store sales for our retail and online stores during the three months ended March 31, 2015 and 2014, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations during the three months ended March 31, 2015 and 2014 by using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended March 31,
	2015	2014
Comparable store sales (a)	(5)%	(5)%
Number of stores in comparison	226	236
______________________
(a) Comparable store sales results include the impact of online store sales.
C. Executive Summary
Recent Developments
On May 11, 2015, we anticipate to announce the commencement of a $10,000 "at-the-market" offering program. Under the program, we may, from time to time and at our discretion, offer and sell shares of our common stock having an aggregate gross sales price up to $10,000. We intend to use the net proceeds generated through the program for working capital and general corporate purposes.
On March 6, 2015, a member appointed by Lion resigned from the Board, and on March 24, 2015, the Board elected a member designated by Lion to fill that vacancy.
On March 25, 2015, we entered into the Sixth Amendment to the Capital One Credit Facility which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
Standard General informed the Company that it entered into an agreement with Capital One that could result in it purchasing all of the loans and commitments outstanding under the Capital One Credit Facility by September 30, 2015 or earlier under certain other circumstances.
On March 25, 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement, which is guaranteed by us, bears interest at 14% per annum, and will mature on October 15, 2020. The proceeds of such loan provided additional liquidity to us as contemplated by the Standstill Agreement.
On April 14, 2015, we paid $13,803 in interest on the Notes.
Summary of Financial Results
Net sales for the three months ended March 31, 2015 decreased $12,833, or 9.4%, from the corresponding period in 2014. The decrease was made up of a $5,500 impact from a 5% decline in comparable store sales, a $5,100 impact from foreign exchange related to the strengthening of the U.S. dollar, and a $2,200 impact from store closings. Negatively impacting comparable store sales in the quarter was a strategic initiative to reduce inventory levels by accelerating the sale of slow-moving merchandise in the retail stores. The initiative shifted the merchandise mix in the retail stores towards clearance-related product.
Gross profits as a percentage of sales were 38.2% and 52.5% for the three months ended March 31, 2015 and 2014, respectively. The decrease was related to discounts related to management's strategic initiative to reduce inventory levels by accelerating the sale of slow-moving inventory, the foreign exchange impact of the strengthening US dollar and lower retail sales. Additionally, gross margins declined as a result of higher costs of production, including an increase in workers compensation costs and higher freight costs.
Operating expenses include selling and distribution and general and administrative expenses. Operating expenses for the three months ended March 31, 2015 decreased $8,637, or 10.9%, from the corresponding period in 2014. Excluding the effects of the internal investigation, litigation and professional fees described below, operating expenses decreased $10,103 from the corresponding period in 2014. The decrease was primarily due to lower payroll from our cost reduction efforts and reduced rent, supplies and miscellaneous activities.

Loss from operations was $22,930 for the three months ended March 31, 2015 as compared to $7,496 for the three months ended March 31, 2014. Excluding the effects of the significant events described below, our loss from operations would have been $13,419 and $7,496 for the three months ended March 31, 2015 and 2014, respectively. The effects of the lower gross margins discussed above were offset by decreases in operating expenses as discussed above.
Net loss for the three months ended March 30, 2015 was $26,424 as compared to $5,466 for the three months ended March 31, 2014. The decrease was mainly as a result of the $15,434 increase in loss from operations and the change of $5,159 in fair value of warrants between periods. See Results of Operations for the three months ended March 31, 2015 for further details.
Cash provided by operating activities were $3,082 and $3,915 for the three months ended March 30, 2015 and 2014, respectively. The increase was due to better working capital management, partially offset by the payments related to the significant costs discussed below.
Significant Events
The table below summarizes the impact to our earnings of certain costs which we consider to be significant and presents gross profit, operating expenses, and income from operations on an as-adjusted basis, together with the reconciliation to the mostly directly comparable GAAP measure:

	Three months ended March 31,
	2015	% of Net Sales	2014	% of Net Sales
Gross profit	$47,462	38.2%	$71,974	52.5%
Sales of slow moving inventory	8,045		0
Gross profit - adjusted (Non-GAAP)	$55,507	42.0%	$71,974	52.5%

Operating expenses	$70,334	56.6%	$78,971	57.6%
Internal investigation, litigation and professional fees	(1,466)		0
Operating expenses - adjusted (Non-GAAP)	$68,868	55.4%	$78,971	57.6%

Loss from operations	$(22,930)	(18.5)%	$(7,496)	(5.5)%
Sales of slow moving inventory	8,045		0
Internal investigation, litigation and professional fees	1,466		0
Loss from operations - adjusted (Non-GAAP)	$(13,419)	(11.1)%	$(7,496)	(5.5)%
Sales of slow moving inventory - During the first quarter of 2015, management undertook a global plan to sell slow moving inventory through a graduated sales discount program. This program is a part of the management's strategic shift to change our inventory profile and actively reduce inventory levels to improve store merchandising, working capital and liquidity. As a result, we implemented an initiative to accelerate the sale of slow-moving inventory through our retail and online sales channels, as well as through certain off-price channels. The program resulted in a significant reduction of slow moving inventory at positive gross margins.
Internal investigation, litigation and professional fees - During the first quarter of 2015, we incurred additional legal and consulting costs related to the termination of Dov Charney, other additional litigation costs related to various claims and lawsuits and the sale of the slow moving inventory.
Management's Plan
In accordance with the Standstill Agreement, five new directors joined us in August 2014. Subsequently, the Board hired new senior management,including the CEO, CFO, and General Counsel, as well as other additions to the management team. Together, the new board of directors and new management team are focused on implementing a turnaround strategy and enhancing our corporate governance policies and practices. We have started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. To that end, we added new members to the executive team in the areas of planning and forecasting, operations, marketing, merchandising planning, product development and e-commerce.
We upgraded the merchandising planning and creative departments as well. For example, the spring 2015 collection had not been developed and, as such, we immediately reorganized our creative and merchandising department to start creating the spring and fall lines and improve our in store collections and merchandise planning. We continue to drive productivity from our distribution center, reduce inventory, reduce labor costs, and consolidate our administrative and manufacturing functions. Additionally, new members were added to the legal and human resources departments and we have introduced a new code of business conduct and ethics. We believe that a strong operational and financial discipline, along with a robust corporate governance structure, is an important element of our long-term business strategy.
Although we have made progress under these programs, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Our cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that our planned operational improvements will be successful. Any material change to these liquidity assumptions could constrain our implementation of the turnaround plan and may require us to raise additional capital.
D. Critical Accounting Policies and Estimates
As discussed in Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014, we consider our most critical accounting policies and estimates to include:
•revenue recognition;
•inventory valuation and obsolescence;
•valuation and recoverability of long-lived assets, including the values assigned to goodwill, intangible assets, and property and equipment;
•fair value calculations including derivative liabilities;
•contingencies, including accruals for the outcome of current litigation and assessments and self-insurance; and
•income taxes, including uncertain income tax positions and recoverability of deferred income taxes and any limitations as to net operating losses.
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

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
The following table presents our results of operations from the unaudited consolidated statements of operations by dollar and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	% of net sales	2014	% of net sales
U.S. Wholesale	$49,037	39.5%	$48,737	35.6%
U.S. Retail	37,302	30.0%	42,465	31.0%
Canada	9,311	7.5%	10,460	7.6%
International	28,613	23.0%	35,434	25.8%
Total net sales	124,263	100.0%	137,096	100.0%
Cost of sales	76,801	61.8%	65,122	47.5%
Gross profit	47,462	38.2%	71,974	52.5%

Selling and distribution expenses	45,472	36.6%	54,062	39.4%
General and administrative expenses	24,862	20.0%	24,909	18.2%
Retail store impairment	58	0.0%	499	0.4%

Loss from operations	(22,930)	(18.5)%	(7,496)	(5.5)%

Interest expense	9,781		10,039
Foreign currency transaction loss (a)	625		132
Unrealized gain on change in fair value of warrants (b)	(7,508)		(12,667)
Other income	(141)		(8)
Loss before income tax	(25,687)		(4,992)
Income tax provision	737		474
Net loss	$(26,424)		$(5,466)
(a) Related to the exchange rate fluctuations of the U.S. Dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the three months ended March 31, 2015, excluding online consumer net sales, slightly decreased $527, or 1.4%, as compared to the corresponding period in 2014. Lower sales volume to existing customers was offset by sales to a significant new distributor customer added during the second quarter of 2014.
Online consumer net sales for the three months ended March 31, 2015 increased $827, or 7.9%, from the corresponding period in 2014 mainly due to higher sales order volume as a result of our global discounting initiative.
(2) U.S. Retail
U.S. Retail net sales for the three months ended March 31, 2015 decreased $5,163, or 12.2%, from the corresponding period in 2014 mainly due to a decrease of approximately $3,900 in comparable store sales, in part as a result of the global strategic discounting program described above. Net sales also decreased approximately $1,400 due to the closure of seven stores, offset by increases of approximately $480 from three new store added since the beginning of January 2014.
(3) Canada
Canada net sales for the three months ended March 31, 2015 decreased $1,149, or 11.0%, from the corresponding period in 2014. The decrease was primarily in the retail and wholesale channels resulting from the unfavorable impact of foreign currency exchange rate changes of approximately $1,200.
Retail net sales for the three months ended March 31, 2015 decreased $1,253, or 16.1%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $810. Additionally, the decrease was due to lower comparable store sales of approximately $100 and lower sales of approximately $140 for the closure of two retail stores.

Wholesale net sales for the three months ended March 31, 2015 decreased $116, or 6.1%, from the corresponding period in 2014. The decrease was mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $220.
Online consumer net sales for the three months ended March 31, 2015 increased $220, or 27.8%, from the corresponding period in 2014 mainly due to email advertising campaign as well as improvements to the online store. This increase in sales was partially offset by the unfavorable impact of foreign currency exchange rate changes of approximately $130.
(4) International
International net sales for the three months ended March 31, 2015 decreased $6,821, or 19.2%, from the corresponding period in 2014 mainly due to lower sales of approximately $2,900 in the retail and wholesale channels and the unfavorable impact of foreign currency exchange rate changes of approximately $3,700.
Retail net sales for the three months ended March 31, 2015 decreased by $6,597, or 22.2%, from the corresponding period in 2014. The decrease was due to lower comparable store sales of approximately $1,700 and lower sales of approximately $680 for the closure of three retail stores. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $2,900.
Wholesale net sales for the three months ended March 31, 2015 decreased $399, or 22.2%, from the corresponding period in 2014. The unfavorable impact of foreign currency exchange rate changes was approximately $230.
Online consumer net sales for the three months ended March 31, 2015 increased $175, or 4.4%, from the corresponding period in 2014 mainly due to higher sales order volume in the U.K., South Korea, and China, offset by lower sales order volume in Japan and Continental Europe and the unfavorable impact of foreign currency exchange rate changes of approximately $550.
(5) Gross Profit
Gross profit for the three months ended March 31, 2015 decreased to $47,462 from $71,974 in the corresponding period in 2014 due primarily to the global strategic discounting program described above. Excluding the effects of the sales discounts described above, gross profit as a percentage of net sales for the three months ended March 31, 2015 would have been 42.0% as compared with 52.5% in the corresponding period in 2014. The decrease in gross margins was primarily due to higher costs of production, including an increase in workers compensation costs, higher freight costs as well as the negative effects of foreign currency exchange rates changes.
(6) Selling and distribution expenses
Selling and distribution expenses for the three months ended March 31, 2015 decreased $8,590, or 15.9%, from the corresponding period in 2014. The decrease was mainly due to lower selling related payroll costs of approximately $3,200 and lower rent costs of approximately $2,700, all primarily as a result of our cost reduction efforts. In addition, the impact of foreign currency exchange rate changes contributed to the expense decreases of approximately $2,600.
(7) General and administrative expenses
General and administrative expenses for the three months ended March 31, 2015 were flat as compared to the corresponding period in 2014. Excluding the effects of the internal investigation, litigation and professional fees discussed above, general and administrative expenses decreased $1,513, or 6.1% from the corresponding period in 2014. The decrease was primarily due to approximately $1,100 in lower share based compensation expense, approximately $1,300 in lower depreciation expenses resulting from impaired assets and closed stores in 2014, and approximately $730 in the impact of foreign currency exchange rate changes, offset by higher professional fees of approximately $1,200.
(8) Loss from operations
Loss from operations was $22,930 for the three months ended March 31, 2015 as compared to $7,496 for the three months ended March 31, 2014. Excluding the effects of the significant events described above, our losses from operations were $13,419 and $7,496 for the three months ended March 31, 2015 and 2014, respectively. The higher sales discounts were offset by decreases in operating expenses as discussed above.
(9) Income tax provision
Although we incurred a loss before income tax on a consolidated basis for the three months ended March 31, 2015, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended March 31, 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, banks and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to increase sales, reduce costs or improve working capital and liquidity. We utilized various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead and limited capital expenditures. In addition, we continue to drive productivity improvements from our distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing. As we implement the turnaround plan in 2015, we have incurred and will continue to incur additional costs, such as sales discounts and write-downs, on the sale and disposal of slow-moving inventory and the closure of non-performing stores.
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
Recent Developments
On May 11, 2015, we announced the commencement of a $10,000 "at-the-market" offering program. Under the program, we may, from time to time and at our discretion, offer and sell shares of our common stock having an aggregate gross sales price up to the $10,000. We intend to use the net proceeds generated through the program for working capital and general corporate purposes.
As of March 31, 2015, we had $20,914 in cash, $35,080 outstanding on our $50,000 asset-backed revolving credit facility with Capital One and $11,179 of availability for additional borrowings under the Capital One Credit Facility. As of May 6, 2015, we had $5,150 availability for additional borrowings under the Capital One Credit Facility. On April 14, 2015, we paid $13,803 in interest on the Notes.
On March 25, 2015, we entered into the Sixth Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratio, maximum leverage ratio and minimum adjusted EBITDA required for the twelve months ended March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
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
We believe that we have sufficient financing commitments to meet funding requirements for the next twelve months.
A. Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$3,082	$3,915
Investing activities	(1,120)	(3,928)
Financing activities	11,172	9,324
Effect of foreign exchange rate on cash	(563)	(1,304)
Net increase in cash	$12,571	$8,007

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Cash provided by operating activities increased for the three months ended March 31, 2015 from the corresponding period in 2014. The increase was mainly due to better working capital management excluding certain significant costs discussed in Results of Operations. On April 14, 2015, we paid $13,803 in interest on the Notes.
Cash used in investing activities decreased for the three months ended March 31, 2015 from the corresponding period in 2014, mainly due to our ongoing efforts to control capital expenditures.
Cash provided by financing activities increased for the three months ended March 31, 2015 from the corresponding period in 2014. In March 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement. See Note 7 of Notes to the Condensed Consolidated Financial Statements. In 2014, we completed a public offering for net proceeds of $28,554 and repaid a net amount of $9,709 borrowed under the Capital One Credit Facility.
B. Debt
The following is an overview of our total debt as of March 31, 2015:

Description of Debt	Lender	Interest Rate	March 31, 2015	Covenant Violations
Revolving credit facility	Capital One	(1)	$35,080	No (3)
Senior Secured Notes		15.0%	209,315	No
Long-term debt with Standard General	Standard General	17.0%	9,074	No
Credit agreement	Standard General	14.0%	15,000	No
Capital lease obligations	(2)	0.4% ~ 24.1%	4,224	N/A
Other			243	N/A
Cash overdraft			2,167
Total			$275,103
______________________
(1) LIBOR plus 5.0% or the bank's prime rate plus 4.0%.
(2) 29 individual leases ranging between from $2 to $5,828.
(3) Violations were waived in connection with the Sixth Amendment to the Capital One Credit Facility.
For additional disclosure regarding debts, see Notes 6 and 7 of Notes to the Condensed Consolidated Financial Statements under Part I. Item 1. Financial Statements.
Financial Covenants
Capital One Credit Facility - On March 25, 2015, we entered into the Sixth Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratio, maximum leverage ratio and minimum adjusted EBITDA required for the twelve months ended March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.
The Capital One Credit Facility is secured by a lien on substantially all of the assets of our domestic subsidiaries and equity interests in certain of foreign subsidiaries, subject to some restrictions. It requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, Capital One may adjust the advance restriction and criteria for eligible inventory and accounts receivable at its discretion. The Capital One Credit Facility contains cross-default provisions whereby an event of default under the Indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Capital One Credit Facility. As of March 31, 2015, we had $1,080 of outstanding letters of credit secured against the Capital One Credit Facility.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. We were in compliance with the required covenants at March 31, 2015.
Standard General Loan Agreement - The Standard General Loan Agreement contains the same restrictive covenants as Lion Loan Agreement, which incorporated by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. As of March 31, 2015, we were in compliance with the required covenants of the Standard General Loan Agreement.
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
Issued and outstanding letters of credit were $1,080 at March 31, 2015, related primarily to workers' compensation insurance and store leases.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2015. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report on Form 10-Q.
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
For a discussion of legal matters, see Note 16 of Notes to the Condensed Consolidated Financial Statements in Part I. Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
Our business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed "Special Note Regarding Forward-Looking Statements" under Part I of this report and our other filings with the SEC, as well as the other information in this report and such other filings. It should be noted that our business may be adversely affected by a downturn in general economic conditions and other forces beyond our control. In addition, other risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business. Any such risks or uncertainties, or any of the following risks or uncertainties, that develop into actual events could result in a material and adverse effect on our business, financial condition, results of operations, or liquidity.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Incorporated by Reference
Exhibit No.	Description	Form	Exhibits	Filing Date/Period End Date
4.1	Amendment No. 1 to Rights Agreement, dated as of January 16, 2015, by and between American Apparel, Inc. and Continental Stock Transfer & Trust Company.	8-K	4.1	01/16/2015

10.1*†	American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated as of February 19, 2015.

10.2	American Apparel, Inc. Fiscal Year 2015 Executive Annual Incentive Plan	8-K	10.1	04/03/2015

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated.	8-K	10.2	04/03/2015

10.4	Form of Stock Option Grant Notice and Option Agreement under the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated.	8-K	10.3	04/03/2015

31.1*	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*
Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

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
Date: May 11, 2015

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ PAULA SCHNEIDER	Chief Executive Officer	May 11, 2015
Paula Schneider

/s/ HASSAN NATHA	Executive Vice President and Chief Financial Officer	May 11, 2015
Hassan N. Natha