Form 10-Q
period 2015-06-30
AMERICAN APPAREL, INC
filed 2015-08-17
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2015
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

At August 11, 2015, the Registrant had issued and outstanding 182,525,253 and 182,246,264 shares of its common stock, respectively.

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

•
consequences of the termination of Dov Charney ("Mr. Charney"), our former chief executive officer, including any litigation or regulatory investigations, any alleged actions of Mr. Charney, or any impact on our sales or brand related thereto;

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

•
our ability to remain in compliance with, or obtain waivers in respect of, certain financial covenants under our existing financing agreements and the consequences of the acceleration of our debt obligations;

•	our liquidity and ability to continue as a going concern;

•	ability to generate or obtain from external sources sufficient liquidity for operations and debt service;

•
consequences of the termination of Mr. Charney, our former chief executive officer, including any litigation or regulatory investigations, any alleged actions of Mr. Charney, or any impact on our sales or brand related thereto;

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash	$6,852	$8,343
Trade accounts receivable (net of allowances $317; $458)	26,591	25,298
Prepaid expenses and other current assets	15,854	16,442
Inventories, net	114,961	147,578
Income taxes receivable and prepaid income taxes	388	648
Deferred income taxes, net of valuation allowance	663	681
Total current assets	165,309	198,990
Property and equipment, net	37,016	49,317
Deferred income taxes, net of valuation allowance	2,519	2,194
Other assets, net	45,211	43,888
TOTAL ASSETS	$250,055	$294,389
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$1,799	$5,714
Revolving credit facilities and current portion of long-term debt	38,424	34,312
Accounts payable	35,086	35,554
Accrued expenses and other current liabilities	58,968	61,369
Fair value of warrant liability	7,318	19,239
Income taxes payable	1,723	2,063
Deferred income tax liability, current	1,213	1,045
Current portion of capital lease obligations	3,024	2,978
Total current liabilities	147,555	162,274
Long-term debt (net of unamortized discount $5,572; $5,965)	234,895	217,388
Capital lease obligations, net of current portion	452	1,982
Deferred tax liability	198	200
Deferred rent, net of current portion	12,363	13,346
Other long-term liabilities	15,635	14,715
TOTAL LIABILITIES	411,098	409,905
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share: authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share: authorized 230,000 shares; Issued 182,534; 176,566, Outstanding 182,079; 176,194	18	18
Additional paid-in capital	221,176	218,779
Accumulated other comprehensive loss	(9,065)	(6,915)
Accumulated deficit	(371,015)	(325,241)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(161,043)	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$250,055	$294,389

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$134,394	$162,397	$258,657	$299,493
Cost of sales	72,848	80,010	149,649	145,132
Gross profit	61,546	82,387	109,008	154,361
Selling and distribution expenses	45,430	52,443	90,902	106,505
General and administrative expenses (including related party charges of $156, $222; $311, $382)	25,992	27,135	50,854	52,044
Retail store impairment	3,120	229	3,178	728
(Loss) income from operations	(12,996)	2,580	(35,926)	(4,916)
Interest expense	10,467	10,019	20,248	20,058
Foreign currency transaction loss	79	0	704	132
Unrealized (gain) loss on change in fair value of warrants	(4,413)	8,202	(11,921)	(4,465)
Other expense (income)	30	60	(111)	52
Loss before income taxes	(19,159)	(15,701)	(44,846)	(20,693)
Income tax provision	191	504	928	978
Net loss	$(19,350)	$(16,205)	$(45,774)	$(21,671)

Basic and diluted net loss per-share (a)	$(0.11)	$(0.09)	$(0.26)	$(0.14)
Weighted-average basic and diluted shares outstanding (a)	177,856	173,643	177,062	152,987

Net loss (from above)	$(19,350)	$(16,205)	$(45,774)	$(21,671)
Other comprehensive income (loss) items:
Foreign currency translation	303	873	(2,150)	402
Other comprehensive income (loss), net of tax	303	873	(2,150)	402
Comprehensive loss	$(19,047)	$(15,332)	$(47,924)	$(21,269)
(a) The dilutive impact of incremental shares is excluded from loss position in accordance with U.S. generally accepted accounting principles ("GAAP")

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$257,045	$295,135
Cash paid to suppliers, employees and others	(254,567)	(276,024)
Income taxes paid	(840)	(902)
Interest paid	(15,737)	(16,938)
Other	136	32
Net cash (used in) provided by operating activities	(13,963)	1,303

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,942)	(7,087)
Proceeds from sale of fixed assets	0	29
Restricted cash	0	178
Net cash used in investing activities	(1,942)	(6,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(3,915)	(3,993)
Borrowings (repayments) under current revolving credit facilities, net	4,112	(13,457)
Borrowings (repayments) of term loans and notes payable	14,996	(53)
Payments of debt issuance costs	(323)	(699)
Net proceeds from issuance of common stock	1,998	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(24)	(301)
Repayments of capital lease obligations	(1,486)	(1,828)
Net cash provided by financing activities	15,358	8,115

Effect of foreign exchange rate on cash	(944)	(1,054)
Net (decrease) increase in cash	(1,491)	1,484
Cash, beginning of period	8,343	8,676
Cash, end of period	$6,852	$10,160

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(45,774)	$(21,671)
Depreciation and amortization of property and equipment, and other assets	10,727	13,418
Retail store impairment	3,178	728
Loss on disposal of property and equipment	27	76
Share-based compensation expense	414	2,658
Unrealized gain on change in fair value of warrants	(11,921)	(4,465)
Amortization of debt discount and deferred financing costs	1,918	1,264
Accrued interest paid-in-kind	2,132	2,078
Foreign currency transaction loss	704	132
Allowance for inventory shrinkage and obsolescence	136	818
Bad debt expense	261	517
Deferred income taxes	(235)	108
Deferred rent	1	(3,141)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	(1,873)	(4,876)
Prepaid expenses and other current assets	395	(107)
Inventories	31,007	18,118
Other assets	(3,245)	(157)
Accounts payable	(246)	(2,560)
Accrued expenses and other liabilities	(1,416)	(1,603)
Income taxes receivable / payable	(153)	(32)
Net cash (used in) provided by operating activities	$(13,963)	$1,303

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$77	$628

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. including its subsidiaries (collectively the "Company") is a manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At June 30, 2015, the Company operated a total of 237 retail stores in 20 countries including the U.S. and Canada.
Recent Developments - On May 11, 2015, the Company commenced a $10,000 "at-the-market" offering program. Under the program, the Company may, from time to time and at its discretion, offer and sell shares of its common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). The Company has used the net proceeds generated through the program for working capital and general corporate purposes. As of June 30, 2015, the Company had issued 4,121 shares of its common stock for net proceeds of $1,998. Sales of common stock under the "at-the-market" offering program are at the Company's sole discretion and subject to the terms and conditions of the sales agreement related thereto, and there are no assurances that such sales will continue in the future.
On July 27, 2015, the Company entered into a second amendment to the lease agreement for its headquarters and manufacturing facility in Los Angeles, California. Under the terms of the amendment, the Company will vacate one of the leased buildings (an under-utilized building not occupied by any manufacturing or distribution operations) by April 1, 2016, which, assuming timely payments, would result in a fifty percent, or $2,100, reduction in annual base rent starting on April 1, 2016. Additionally, the amendment reduces certain rent, fees, interest and reimbursements incurred primarily from the first half of 2014 from $2,995 to $1,800, which will be paid in eleven monthly installments from April 1, 2016 through February 1, 2017.
On May 17, 2015, Jeffrey Kolb, a stockholder of the Company, notified the Company that he was nominating two candidates for election as directors at the Company's 2015 annual meeting of stockholders (the "2015 Annual Meeting"). The first nominee was Adrian Kowalewski, who served in various executive and consulting positions at the Company under Dov Charney from 2006 to 2014, including as Chief Financial Officer from 2008 to 2011, and as a director of the Company from 2007 to 2011. The second nominee was Gene Montesano, who had previously been proposed, but was then withdrawn, by Lion Capital LLP as one of its board designees in accordance with the Lion Investment Agreement. Mr. Kolb also proposed that the Company adopt a resolution that would repeal any provision of the Company's bylaws in effect at the time of the annual meeting that was not included in the Company's bylaws as of December 22, 2014.
On June 7, 2015, the Company and Mr. Kolb entered into a letter agreement pursuant to which, among other things, (i) the Company will form a new advisory committee comprised of industry executives, Company employees and other qualified personnel that will provide insights, guidance and strategic input for the Company's Chief Executive Officer ("CEO"), (ii) the Company will use reasonable efforts to identify a new independent director with significant experience as a member of senior management of retail and/or apparel companies and appoint the new director to fill a vacancy on the Company's Board of Directors (the "Board") prior to the Company's 2016 annual meeting of stockholders, and (iii) Mr. Kolb withdrew his notice of intent to nominate persons for election as directors of the Company and to present a proposal at the 2015 Annual Meeting. Gene Montesano, the co-founder of Lucky Brand Jeans and one of the candidates proposed by Mr. Kolb, will head the new advisory committee if he is willing and able to do so and has withdrawn as a candidate for election to the Board at the Company's 2015 Annual Meeting. In addition, Adrian Kowalewski, the second candidate proposed by Mr. Kolb, also informed the Company that he withdrew as a candidate for election to the Board at the Company's 2015 Annual Meeting effective as of June 7, 2015.
On June 14, 2015, a member resigned from the Board, and the Board appointed Paula Schneider, CEO, to fill that vacancy.
Liquidity, Going Concern and Management's Plan - As of June 30, 2015, the Company had $6,852 in cash, $38,412 outstanding on the Capital One Credit Facility (as defined below) and $6,143 of availability for additional borrowings as of such date. On August 11, 2015, the Company had $11,207 in cash.
As of June 30, 2015, the Company had $210,564 aggregate principal amount of senior secured notes (the "Notes") outstanding. On April 14, 2015, the Company paid $13,803 in interest on the Notes. The next scheduled interest payment on the Notes due on October 15, 2015 is approximately $13,900.

On March 25, 2015, the Company entered into the Sixth Amendment to the Capital One Credit Facility ("the Sixth Amendment") which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit the Company to enter into the Standard General Credit Agreement (as defined in Note 7), (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted the Company to borrow $15,000 under the Standard General Credit Agreement.
As of June 30, 2015, the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2015 through June 30, 2015 covenant reference period, its fixed charge coverage ratio (as defined in the Capital One Credit Facility) was 0.07 to 1.00 as compared with the covenant minimum of 0.33 to 1.00, and its adjusted EBITDA (as defined in the Capital One Credit Facility) was $4,110 as compared with the covenant minimum of $7,350.
On August 17, 2015, Capital One Business Credit Corp. ("Capital One" and such facility, the "Capital One Credit Facility") assigned its rights and obligations as a lender to a syndicate of lenders that included certain of the Company's existing creditors, including funds associated with Standard General L.P., Monarch Alternative Capital L.P., Coliseum Capital LLC and Goldman Sachs Asset Management, L.P., and was replaced by Wilmington Trust, National Association ("Wilmington Trust") as administrative agent. Additionally, on August 17, 2015, the Capital One Credit Facility was amended pursuant to an amended and restated credit agreement among the Company, the new syndicate of lenders and Wilmington Trust (the "Wilmington Trust Credit Facility"). In connection with such amendment, the syndicate of lenders received certain amendment and closing fees and reimbursement of closing expenses. The covenant violations existing at June 30, 2015 were waived under the Wilmington Trust Credit Facility.
The Wilmington Trust Credit Facility provides for a $90,000 asset-based revolving credit facility and matures on April, 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility are subject to specified borrowing base requirements which is increased by $15,000, but such $15,000 increase cannot increase the borrowing base above $60,000. Amounts repaid under the Wilmington Trust Credit Facility cannot be re-borrowed.
Borrowings currently outstanding under the Capital One Credit Facility will continue under the Wilmington Trust Credit Facility and bear interest at a LIBOR based rate plus 5.0% or a rate based on the prime rate plus 4.0%. New borrowings under the Wilmington Trust Credit Facility bear interest at a LIBOR based rate plus 7.0% or a rate based on the prime rate plus 6.0%.
On August 17, 2015, the Company also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit the Company to enter into the Wilmington Trust Credit Facility. See Note 7.
The Company incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2015 and such losses might continue for the remainder of 2015. Based upon the trends occurring in the Company's operations since June 30, 2015 and through the date of this Quarterly Report on Form 10-Q ("Report"), together with the Company's current expectations and projections for the next four fiscal quarters, the Company believes that it may not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.
As a result of the Capital One Credit Facility covenant default and the liquidity uncertainty described above, the Company has been working with its advisers and has begun discussions with certain key financial stakeholders to analyze potential strategic and financial alternatives, which may include, among other things, refinancing or new capital raising transactions, amendments to or restructuring of its existing indebtedness and other obligations, and consideration of other restructuring and recapitalization transactions. As of the date of this Report, substantial uncertainty exists as to the ultimate outcome of those discussions, and there are no assurances that such efforts will result in any transaction or agreement, or that any such transaction or agreement, if proposed and/or implemented, will be successful. In addition, whether or not any such transactions or agreements were implemented or successful, the Company's existing and any new investors could suffer substantial or total losses of their investment in its common stock.
The Company continues to focus on implementing a turnaround strategy and has started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. On July 6, 2015, the Company announced the next phase of its strategic turnaround plan including approximately $30 million in cost-cutting initiatives over the next 18 months. Cost-cutting measures will include closing underperforming retail locations to drive productivity improvements. In connection with these store closures, the Company will streamline its workforce to reflect a smaller store footprint and general industry conditions. Going forward, the Company will look to add new stores in profitable fast-growing territories while reducing its footprint in unprofitable and over-saturated markets. The Company is also implementing initiatives to improve working capital management, which includes stronger receivables collections, inventory reductions and improved vendor management.

In addition, the Company continues to drive productivity from its manufacturing and distribution operations and consolidate its administrative and manufacturing functions. The Company is also implementing a merchandising calendar to improve new product assortment and availability for its retail and online stores. These new product initiatives, which did not exist during the first half of 2015, are expected to improve sales and inventory turnover at the stores. To that end, the Company added new members to the management team in the areas of planning and forecasting, operations, marketing, technology, wholesale, retail and e-commerce.
Although the Company believes it has made progress under these programs, it operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. The Company's cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that the Company's planned operational improvements will be successful.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had $5,429 and $6,361 held in foreign banks at June 30, 2015 and December 31, 2014, respectively.
Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. Two customers in the Company's U.S. Wholesale segment combined accounted for 41.4% of its total trade accounts receivable as of June 30, 2015. One customer in the Company's U.S. Wholesale segment combined accounted for 16.6% of its total trade accounts receivable as of December 31, 2014. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value Measurements
The financial instruments recorded in the condensed consolidated balance sheets include cash, trade accounts receivable (including credit card receivables), accounts payable, revolving credit facilities, senior secured notes, term loans and warrants. Due to their short-term maturity, the carrying values of cash, trade accounts receivables, and accounts payable approximate their fair market values. In addition, the carrying amount of the revolving credit facility from Capital One approximates its fair value because of the variable market interest rate charged to the Company.
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
As of June 30, 2015, there were no transfers between Levels 1, 2, and 3 of the fair value hierarchy.
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
Recently Issued Accounting Standards
On July 22, 2015, the Financial Accounting Standards Board ("FASB") issued a new standard that requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The new standard will be effective for fiscal years beginning after December 15, 2016, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.
In April 2015, the FASB issued a new standard that requires an entity to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the entity would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.
In April 2015, the FASB issued a new standard on simplifying the presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this new standard. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.
Other recently issued accounting standards are not expected to have a material effect on the Company's condensed consolidated financial statements.

Note 3. Inventories
The components of inventories are as follows:

	June 30, 2015	December 31, 2014
Raw materials	$20,313	$17,738
Work in process	2,394	2,805
Finished goods	101,156	135,813
	123,863	156,356
Less reserve for inventory shrinkage and obsolescence	(8,902)	(8,778)
Total, net of reserves	$114,961	$147,578
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. No supplier provided more than 10% of the Company's raw material purchases as of June 30, 2015 and December 31, 2014.
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
The Company had a lower of cost or market reserves for excess and slow-moving inventories of $7,112 and $6,684 at June 30, 2015 and December 31, 2014, respectively. As part of its valuation analysis of inventory, the Company identified certain slow-moving, second quality finished goods and raw materials inventory for additional reserves in the fourth quarter of 2014. Inventory shrinkage reserves were $1,790 and $2,094 as of June 30, 2015 and December 31, 2014, respectively.
Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations. Depreciation and amortization expenses were $5,395 and $6,703 for the three months ended June 30, 2015 and 2014, respectively, and $10,727 and $13,418 for the six months ended June 30, 2015 and 2014, respectively.
Based on its retail store impairment analysis, the Company recorded impairment charges of $3,120 and $229 for the three months ended June 30, 2015 and 2014, respectively, and $3,178 and $728 for the six months ended June 30, 2015 and 2014, respectively.
Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	June 30, 2015	December 31, 2014
Compensation, bonuses and related taxes	$11,917	$13,026
Accrued interest	6,916	5,932
Workers' compensation and other self-insurance reserves (Note 14)	7,348	6,760
Taxes and duties	6,155	6,102
Gift cards and store credits	7,282	8,462
Loss contingencies	1,056	2,360
Deferred revenue	503	962
Deferred rent	4,162	3,422
Other	13,629	14,343
Total accrued expenses and other current liabilities	$58,968	$61,369

Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	Lender	Expiration	June 30, 2015	December 31, 2014
Revolving credit facility	Capital One	April 14, 2018	$38,412	$34,299
Current portion of long-term debt			12	13
Total			$38,424	$34,312
The Company incurred interest expense of $10,467 and $10,019 for the three months ended June 30, 2015 and 2014, respectively, and $20,248 and $20,058 for the six months ended June 30, 2015 and 2014, respectively, for all outstanding borrowings. None of the interests are subject to capitalization for the three and six months ended June 30, 2015 and 2014.
Revolving Credit Facility - Wilmington Trust
On August 17, 2015, Capital One assigned its rights and obligations as a lender to a syndicate of lenders that included certain of the Company's existing creditors, including funds associated with Standard General L.P., Monarch Alternative Capital L.P., Coliseum Capital LLC and Goldman Sachs Asset Management, L.P., and was replaced by Wilmington Trust, National Association ("Wilmington Trust") as administrative agent. Additionally, on August 17, 2015, the Capital One Credit Facility was amended pursuant to an amended and restated credit agreement among the Company, the new syndicate of lenders and Wilmington Trust (the "Wilmington Trust Credit Facility"). In connection with such amendment, the syndicate of lenders received certain amendment and closing fees and reimbursement of closing expenses.
The Wilmington Trust Credit Facility provides for a $90,000 asset-based revolving credit facility and matures on April, 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility are subject to specified borrowing base requirements which is increased by $15,000, but such $15,000 increase cannot increase the borrowing base above $60,000. Amounts repaid under the Wilmington Trust Credit Facility cannot be re-borrowed.
Borrowings currently outstanding under the Capital One Credit Facility will continue under the Wilmington Trust Credit Facility and bear interest at a LIBOR based rate plus 5.0% or a rate based on the prime rate plus 4.0%. New borrowings under the Wilmington Trust Credit Facility bear interest at a LIBOR based rate plus 7.0% or a rate based on the prime rate plus 6.0%, and was subject to specified borrowing requirements and covenants.
The Wilmington Trust Credit Facility is secured by a lien on substantially all of the assets of the Company's and its domestic subsidiaries, subject to some restrictions. Among other provisions, the Wilmington Trust Credit Facility requires that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the Wilmington Trust Credit Facility may at its discretion, adjust the advance restrictions and criteria for eligible inventory and accounts receivable. The Wilmington Trust Credit Facility contains cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Wilmington Trust Credit Facility. If an event of default occurs and is continuing under the Wilmington Trust Credit Facility, the Wilmington Trust Credit Facility may, among other things, terminate the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions, and require the Company to repay all outstanding amounts.
On August 17, 2015, the Company also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit the Company to enter into the Wilmington Trust Credit Facility. See Note 7.
Revolving Credit Facility - Capital One
As of June 30, 2015, the Company was party to a credit agreement, maturing on April 4, 2018, with Capital One, and other lenders party thereto, that provided the Company with a $50,000 asset-backed revolving credit facility.
The Company had $38,412 and $34,299 outstanding the Capital One Credit Facility as of June 30, 2015 and December 31, 2014, respectively. Additionally, as of June 30, 2015, the Company had $1,080 of outstanding letters of credit secured against the Capital One Credit Facility. The amount available for additional borrowings on June 30, 2015 was $6,143. As of June 30, 2015, interest rates on borrowings under the Capital One Credit Facility were equal to LIBOR plus 5.0% or the bank's prime rate plus 4.0% at the Company's option and was subject to specified borrowing requirements and covenants.
On March 25, 2015, the Company entered into the Six Amendment which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ended March 31, 2015, (iii) included provisions to permit the Company to enter into the Standard General Credit Agreement (as defined in Note 7), (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted the Company to borrow $15,000 under the Standard General Credit Agreement.
As of June 30, 2015, the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2015 through June 30, 2015 covenant reference period, its fixed charge coverage ratio (as defined in the Capital One Credit Facility) was 0.07 to 1.00 as compared with the covenant minimum of 0.33 to 1.00, and its adjusted EBITDA (as defined in the Capital One Credit Facility) was $4,110 as compared with the covenant minimum of $7,350.
On August 17, 2015, the Company replaced the Capital One Credit Facility with the Wilmington Trust Credit Facility. The covenant violations existing at June 30, 2015 were waived under the Wilmington Trust Credit Facility.
Note 7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Senior Secured Notes due 2020 (a)	$210,564	$208,084
Standard General Loan Agreement (b)	9,095	9,049
Standard General Credit Agreement	15,000	0
Other	248	268
Total long-term debt	234,907	217,401
Current portion of debt	(12)	(13)
Long-term debt, net of current portion	$234,895	$217,388
______________________
(a) Includes accrued interest paid in-kind of $9,366 and $7,233 and net of unamortized discount of $4,802 and $5,149 at June 30, 2015 and December 31, 2014, respectively.
(b) Net of unamortized discount of $770 and $816 at June 30, 2015 and December 31, 2014, respectively.

Senior Secured Notes due 2020
The Company has outstanding Notes issued at 97% of the $206,000 par value on April 4, 2013. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. On April 14, 2015, the Company paid $13,803 in interest on the Notes. The scheduled interest payment on the Notes due on October 15, 2015 is approximately $13,900.
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
On August 17, 2015, the Company also entered into an amendment to the indenture agreement governing the Notes to permit the Company to enter into the Wilmington Trust Credit Facility. See Note 6.
As of June 30, 2015, the Company was in compliance with the covenants of the Indenture.
Standard General Loan Agreement
On July 16, 2014, Lion Capital LLP ("Lion") assigned its rights and obligations as a lender to an entity affiliated with Standard General (the "Standard General Loan Agreement"). On September 8, 2014, the Company entered into an amendment of the Standard General Loan Agreement to lower the applicable interest rate to 17%, extend the maturity to April 15, 2021, and make certain other technical amendments. The principal amount of the term loan is $9,865. Interest under the loan agreement is payable quarterly in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
The Standard General Loan Agreement contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default.
On August 17, 2015, in connection with the Wilmington Trust Credit Facility, the Company entered into the Third Amendment to the Standard General Loan Agreement ("the Third Amendment") which amends certain provision of the Standard General Loan Agreement to permit the transaction contemplated by the Wilmington Trust Credit Facility and provides for the payment of consent fees and certain releases and equity registration rights in favor of Standard General.
Standard General Credit Agreement
On March 25, 2015, as contemplated by the Standstill Agreement, one of the Company's subsidiaries borrowed $15,000 under an unsecured credit agreement with Standard General (the "Standard General Credit Agreement"). The Standard General Credit Agreement is guaranteed by the Company, bears interest at 14% per annum, and will mature on October 15, 2020. Interest under the credit agreement is payable quarterly in cash or, to the extent permitted by the Company's other debt agreements, in-kind.
The Standard General Credit Agreement contains customary defaults, including cross events of default with respect to defaults under the Notes and the Standard General Loan Agreement and cross acceleration to other indebtedness above a threshold amount.
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

The following tables present carrying amounts and fair values of the Company's financial instruments as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of June 30, 2015.

		June 30, 2015
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$210,564	$190,655
Standard General Loan Agreement	Level 3 Liability	9,095	9,198
Standard General Credit Agreement	Level 3 Liability	15,000	14,251
Lion Warrant	Level 3 Liability	(a)	7,318
		$234,659	$221,422

		December 31, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$208,084	$211,538
Standard General Loan Agreement	Level 3 Liability	9,049	8,868
Lion Warrant	Level 3 Liability	(a)	19,239
		$217,133	$239,645
______________________
(a) No cost is associated with these liabilities (see Note 11).

The following table presents a summary of changes in fair value of the Lion Warrant (Level 3 financial liabilities), which are marked to market on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$11,731	$8,287	$19,239	$20,954
Adjustments included in earnings (a)	(4,413)	8,202	(11,921)	(4,465)
Balance at June 30	$7,318	$16,489	$7,318	$16,489
______________________
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains or losses are recorded in unrealized (gain) loss on change in fair value of warrants in the consolidated statements of operations.
At June 30, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Note 9. Income Taxes
Income taxes for the three and six months ended June 30, 2015 and 2014 were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred losses from operations for the three and six months ended June 30, 2015 and 2014. Based upon these results and the recent history of cumulative losses for the prior three years, as well as trends in the Company's performance projected through 2015, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Tax years that remain subject to examination by the Internal Revenue Service are 2012 through 2014. The Company's state and foreign tax returns are open to audit for the calendar years 2010 through 2014.

Note 10. Related Party Transactions
Personal Guarantees by Mr. Charney
As of June 30, 2015, Mr. Charney personally guaranteed the Company's obligations under two property leases aggregating $4,059.
Lease Agreement between the Company and a Related Party
The Company has an operating lease expiring in November 2016 for its knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer. Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC while Mr. Bailey holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $156 and $207 for three months ended June 30, 2015 and 2014, respectively, and $311 for both the six months ended June 30, 2015 and 2014.
Agreements between Mr. Charney and Standard General
As of June 30, 2015, Mr. Charney owned 40.9% of the Company's outstanding common stock, and Mr. Charney and Standard General collectively controlled the right to vote such common stock as described below.
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
According to Mr. Charney's Schedule 13D/A, dated June 25, 2014, on July 9, 2014, Mr. Charney and Standard General, on behalf of one or more of its funds, entered into a cooperation agreement, which provides, among other things, that neither Mr. Charney nor Standard General will vote the common stock owned by Mr. Charney except in a manner approved by the parties in writing, except that, notwithstanding the terms of the Standstill Agreement, Mr. Charney may vote certain of his shares in favor of his own election to the Board and may vote all of such shares pursuant to the Investment Voting Agreement, dated March 13, 2009. In the Standstill Agreement, however, Mr. Charney agreed not to serve as a director, officer, or employee of the Company. In addition, Mr. Charney agreed to enter into warrant agreements with Standard General that would give Standard General the right exercisable, on or prior to July 15, 2017, to purchase from Mr. Charney 32,072 shares (consisting of the 27,351 shares purchased by using the proceeds from the SG-Charney Loan and 10% of Mr. Charney's 47,209 original shares).
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
At-The-Market Offering
On May 11, 2015, the Company commenced a $10,000 "at-the-market" offering program. Under the program, the Company may, from time to time and at its discretion, offer and sell shares of its common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). The Company has used the net proceeds generated through the program for working capital and general corporate purposes. As of June 30, 2015, the Company had issued 4,121 shares of its common stock for net proceeds of $1,998. Sales of common stock under the "at-the-market" offering program are at the Company's sole discretion and subject to the terms and conditions of the sales agreement related thereto, and there are no assurances that such sales will continue in the future.
Common Stock Warrants
Lion-held warrants (the "Lion Warrants") contain certain anti-dilution protections in favor of Lion providing for proportional adjustment of the warrant price and, under certain circumstances, the number of shares of the Company's common stock issuable upon exercise of the Lion Warrants, in connection with, among other things, stock dividends, subdivisions and combinations and the issuance of additional equity securities at less than fair market value, as well as providing for the issuance of additional warrants to Lion in the event of certain equity sales or debt for equity exchanges.
As a result of the at-the-market offering program, Lion received the right to purchase an additional 12 shares of the Company's common stock with an adjusted exercise price of all of the Lion Warrants at $0.66. Such adjustments were required by the terms of the existing Lion warrants.
As of June 30, 2015, the fair value of the 24,523 Lion Warrants, estimated using the Binomial Lattice option valuation model, was $7,318 and was recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $0.49, exercise price of $0.66, volatility of 71.31%, annual risk free interest rate of 2.07%, a contractual remaining term of 6.7 years and no dividends. These warrants will expire on February 18, 2022.
The following table presents a summary of common stock warrants activity as of June 30, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding - January 1, 2015	24,511	$0.66	7.2
Issued (a)	24,523	$0.66	6.7
Forfeited (a)	(24,511)	$0.66
Expired	0
Outstanding - June 30, 2015	24,523	$0.66	6.7
Fair value - June 30, 2015	$7,318
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
The Company had common stock under various options, warrants and other agreements at June 30, 2015 and December 31, 2014. The effects of approximately 33,403 and 40,018 shares at June 30, 2015 and 2014, respectively, were excluded from the calculation of net loss per share for three and six months ended June 30, 2015 and 2014 because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding are as follows:

	June 30,
	2015	2014
Lion warrants	24,523	24,511
Shares issuable to Mr. Charney based on market conditions (a)	6,806	13,611
Employee options and restricted shares	2,074	1,896
	33,403	40,018
______________________
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which each 6,805 expired unexercised on April 15, 2015 and 2014 (Note 12).

Note 12. Share-Based Compensation
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorizes the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorizes up to 3,000 shares that may be awarded to any one participant during any calendar year. The purpose of the 2011 Plan is to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provides that the Company may grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of June 30, 2015, there were 9,949 shares available for future grants under the 2011 Plan.
The Company had identified a clerical discrepancy in its records pertaining to the total historic number of shares issued in connection with grants of common stock to employees under its stock incentive plans, which resulted in an immaterial adjustment to issued and outstanding shares as of June 30, 2015.
Restricted Share Awards - The following table presents a summary of the restricted share awards activity as of June 30, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	103	$1.17	0.3
Granted	265	$0.60
Vested	(191)	$0.87
Forfeited	(8)	$1.88
Non-vested - June 30, 2015	169	$0.58	0.0
On January 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 10 to 19 shares each based on grant date fair value of $1.05 per share. On April 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 15 to 29 shares each based on the grant date fair value of $0.69 per share. On July 10, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 16 to 38 shares each based on the grant date fair value of $0.52 per share.
Vesting of the restricted share awards is immediate in the case of members of the Board. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Restricted Stock Units - The following table presents a summary of the restricted stock units activity as of June 30, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	0	$0.00	0.0
Granted	1,123	$0.71
Vested	(191)	$0.71
Forfeited	0	$0.00
Non-vested - June 30, 2015	932	$0.71	1.8
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

Stock Option Awards - The following table presents a summary of the stock option activity as of June 30, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2015	0	$0.00	0.0
Granted	973	$0.71
Exercised	0	$0.00
Forfeited	0	$0.00
Expired	0	$0.00
Outstanding - June 30, 2015	973	$0.71	9.4	$0
Vested - June 30, 2015	41	$0.71	0.2	$0
Non-vested - June 30, 2015	932	$0.71	9.8	$0
On March 30, 2015, the Company awarded stock options for 973 shares of its common stock to certain employees under the 2011 Plan. These awards will vest, subject to each employee's continued service, over three years, with one-third of the total number of shares subject to each award vesting on the first anniversary of the date of grant, and remain exercisable for ten years from the date of grant. The fair value of the stock option awards is estimated using the Black-Scholes option pricing model at the grant date.
The fair value of stock options granted during the six months ended June 30, 2015 was $375. The calculation assumed a stock price of $0.71, exercise price of $0.71, volatility of 60.59%, annual risk free interest rate of 0.93%, expected option life of six years and no dividends.
Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $311 and $1,543 for the three months ended June 30, 2015 and 2014, respectively, and $414 and $2,658 for the six months ended June 30, 2015 and 2014, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of June 30, 2015, unrecorded compensation cost related to non-vested awards was $936, which is expected to be recognized over a weighted average period of 1.8 years.
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
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases that expire at various dates through 2034. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease that expires on July 31, 2019. The rent expenses (including real estate taxes and common area maintenance costs) were $16,835 and $18,328 for the three months ended June 30, 2015 and 2014, respectively, and $33,730 and $37,340 for the six months ended June 30, 2015 and 2014. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and the remainder to general and administrative expenses in the consolidated statements of operations.
Real Estate Matter
On July 27, 2015, the Company entered into a second amendment to the lease agreement for its headquarters and manufacturing facility in Los Angeles, California, resolving certain alleged breaches under the lease agreement with the landlord. Under the terms of the amendment, the Company will vacate one of the leased buildings (an under-utilized building not occupied by any manufacturing or distribution operations) by April 1, 2016, which, assuming timely payments, would result in a fifty percent, or $2,100, reduction in annual base rent starting on April 1, 2016. Additionally, the amendment reduces certain rent, fees, interest and reimbursements incurred primarily from the first half of 2014 from $2,995 to $1,800, which will be paid in eleven monthly installments from April 1, 2016 through February 1, 2017.

Advertising
The Company had approximately $745 in open advertising commitments at June 30, 2015, which were primarily allocated among print advertisements in newspapers, magazines and outdoor advertising. The majority of these commitments are expected to be paid during the remainder of 2015.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability primarily relates to litigation that arises from store operations.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect ultimate claim costs to significantly differ from its estimates, self-insurance reserves could be affected if actual developed claims fluctuate considerably from the historical trends and the assumptions applied. The Company's estimated claims are discounted using a rate of 1.55% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $21,811 and $20,409 as of June 30, 2015 and December 31, 2014, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit of $300 in favor of insurance companies' beneficiaries as of both June 30, 2015 and December 31, 2014, and cash deposits of $19,499 and $16,124 in favor of insurance company beneficiaries as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company recorded a total reserve of $20,893, of which $5,734 is included in accrued expenses and $15,159 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2014, the Company recorded a total reserve of $19,560, of which $5,321 is included in accrued expenses and $14,239 is included in other long-term liabilities on the consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserve of $1,614 and $1,439 was included in accrued expenses in the consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of undecorated apparel products sold to distributors and third party screen printers in the U.S. as well as its online consumer sales. The Retail segment consists of the Company's retail operations in the U.S., which comprised 133 retail stores as of June 30, 2015. The Canada segment includes wholesale, retail, and online consumer operations in Canada. As of June 30, 2015, the retail operations in the Canada segment comprised 30 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of June 30, 2015, the retail operations in the International segment comprised 74 retail stores operating in 18 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
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

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended June 30, 2015
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$44,701	$0	$1,932	$1,871	$48,504
Retail net sales	0	40,643	7,718	25,956	74,317
Online consumer net sales	7,604	0	549	3,420	11,573
Total net sales to external customers	52,305	40,643	10,199	31,247	134,394
Gross profit	12,311	25,974	5,317	17,944	61,546
Income (loss) from segment operations	7,364	(2,105)	191	(1,991)	3,459
Depreciation and amortization	2,043	2,007	209	1,136	5,395
Capital expenditures	443	(3)	250	132	822
Retail store impairment	0	1,631	222	1,267	3,120
Deferred rent (benefit) expense	(31)	1,131	(46)	(141)	913

	Three Months Ended June 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$48,945	$0	$2,826	$2,200	$53,971
Retail net sales	0	48,970	9,421	35,534	93,925
Online consumer net sales	9,309	0	770	4,422	14,501
Total net sales to external customers	58,254	48,970	13,017	42,156	162,397
Gross profit	16,056	32,033	7,051	27,247	82,387
Income from segment operations	9,147	1,919	941	3,550	15,557
Depreciation and amortization	2,187	3,051	454	1,011	6,703
Capital expenditures	952	1,333	81	763	3,129
Retail store impairment	0	66	0	163	229
Deferred rent expense (benefit)	47	(720)	(51)	(195)	(919)

	Six Months Ended June 30, 2015
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$82,411	$0	$3,725	$3,272	$89,408
Retail net sales	0	77,945	14,224	49,037	141,206
Online consumer net sales	18,931	0	1,561	7,551	28,043
Total net sales to external customers	101,342	77,945	19,510	59,860	258,657
Gross profit	21,629	46,072	8,138	33,169	109,008
Income (loss) from segment operations	10,113	(9,393)	(2,040)	(4,780)	(6,100)
Depreciation and amortization	4,233	4,250	498	1,746	10,727
Capital expenditures	1,013	224	519	186	1,942
Retail store impairment	0	1,689	222	1,267	3,178
Deferred rent (benefit) expense	(17)	584	(79)	(487)	1

	Six Months Ended June 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$87,182	$0	$4,735	$4,000	$95,917
Retail net sales	0	91,435	17,180	65,212	173,827
Online consumer net sales	19,809	0	1,562	8,378	29,749
Total net sales to external customers	106,991	91,435	23,477	77,590	299,493
Gross profit	33,361	58,799	12,660	49,541	154,361
Income (loss) from segment operations	18,867	(2,795)	596	2,651	19,319
Depreciation and amortization	4,365	6,165	855	2,033	13,418
Capital expenditures	2,157	2,472	193	2,265	7,087
Retail store impairment	0	115	0	613	728
Deferred rent benefit	(400)	(2,352)	(99)	(290)	(3,141)
Reconciliation of reportable segments combined income (loss) from operations to the consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated income (loss) from operations of reportable segments	$3,459	$15,557	$(6,100)	$19,319
Unallocated corporate expenses	(16,455)	(12,977)	(29,826)	(24,235)
Interest expense	(10,467)	(10,019)	(20,248)	(20,058)
Foreign currency transaction loss	(79)	0	(704)	(132)
Unrealized gain (loss) on change in fair value of warrants	4,413	(8,202)	11,921	4,465
Other (expense) income	(30)	(60)	111	(52)
Consolidated loss before income taxes	$(19,159)	$(15,701)	$(44,846)	$(20,693)

Net sales by geographic location of customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$92,948	$107,224	$179,287	$198,426
Europe (excluding the United Kingdom)	12,011	17,644	22,609	32,665
Canada	10,199	13,017	19,510	23,477
United Kingdom	8,046	10,908	15,591	20,369
South Korea	3,747	3,249	7,189	5,580
Japan	2,231	3,726	4,539	7,063
Australia	1,667	2,493	3,427	4,585
China	2,242	2,212	3,878	3,740
Other foreign countries	1,303	1,924	2,627	3,588
Total consolidated net sales	$134,394	$162,397	$258,657	$299,493
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
In July 2014, two shareholder derivative lawsuits were filed in the Court that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. 2014 Shareholder Derivative Litigation, Lead Case No. CV1405230 (the "Second Derivative Action," and together with the First Derivative Action, the "Federal Derivative Actions"). Plaintiffs in the Second Derivative Action alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The Second Derivative Action primarily seeks to recover damages and reform corporate governance and internal procedures. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. On April 28, 2015, the Court granted the Company's motion to dismiss, with leave to amend. On July 17, 2015, the Court dismissed the action, without prejudice, for failure to prosecute and to comply with court rules and orders.
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
On April 21, 2015, former employee and purported shareholder Jan Willem Hubner and purported shareholder Eric Ribner filed suit against Company directors and the Company in the Court (Case No. 15-2965). This matter was filed as a related case with respect to In re American Apparel, Inc. 2014 Derivative Shareholder Litigation. The lawsuit alleges the following counts: (1) violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; (2) violation of Section 20(a) of the Securities Exchange Act; (3) breach of the duty of disclosure/candor; and (4) aiding and abetting breaches of the duty of disclosure/candor. Both of plaintiffs’ claims are premised on the ground that American Apparel’s April 28, 2014, Proxy Statement (Schedule 14-A) issued in advance of the Company’s 2014 Annual Meeting contained misrepresentations and omissions. On May 1, 2015, plaintiffs filed a motion for preliminary injunction seeking relief substantially similar to that sought by the complaint itself (the "Motion"). On June 8, 2015, the Court denied the Motion. On June 18, 2015, plaintiffs stipulated to dismissal of this action, with prejudice. On June 26, 2015, plaintiffs filed a Notice of Appeal. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims on appeal. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
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

Employment Matters
On April 16, 2015, former employees Carlos Hirschberg, Cesar Antonio Palma Cordero, and Dominga Valencia filed a putative class action lawsuit against the Company in the United States District Court for the Central District of California (Case No. 2:15-CV-02827), asserting: (i) violation of the WARN Act (29 U.S.C. § 2101 et seq.); (ii) violation of the California WARN Act (Labor Code §1400 et seq.), and (iii) unfair business practices under California Business and Professions Code §17200 et seq.). The judge in this matter has since dismissed Mr. Hirschberg as a plaintiff. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 20, 2015, former employee David Nisenbaum filed a lawsuit against the Company in Los Angeles Superior Court (Case No. BC579342) asserting: (1) religious discrimination in violation of the California Fair Employment and Housing Act (FEHA); (2) failure to prevent discrimination in violation of FEHA; (3) retaliation in violation of FEHA; (4) wrongful termination in violation of public policy; (5) violation of Labor Code § 1102.5; (6) violation of Labor Code § 1198.5; (7) intentional infliction of emotional distress; and (8) violation of California Business & Professions Code §§ 17200 et seq. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On or about June 23, 2014, Mr. Charney submitted a demand in arbitration against the Company in connection with his suspension, which had been stayed pending the determination of the Suitability Committee in the Internal Investigation. As a result of Mr. Charney's termination for cause, such stay is no longer in effect. On March 26, 2015, Mr. Charney submitted correspondence to the arbitration body requesting a reinstatement of his demand for arbitration. Mr. Charney has indicated that he intends to seek damages of up to $35 million in connection with claims allegedly arising from his termination for cause. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On May 12, 2015, Mr. Charney filed a lawsuit against the Company and a Company director in the Superior Court of the State of California for the County of Los Angeles, asserting: (1) defamation; and (2) false light. Mr. Charney alleges that he was defamed and painted in a false light in an April 2015 letter written by the Company director and disseminated to American Apparel employees that states that Mr. Charney was terminated for cause and agreed that he would not return to the Company if he was found not to be suitable pursuant to an independent investigation conducted by the Board. Mr. Charney seeks damages in excess of $20 million. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On June 4, 2015, Mr. Charney filed a lawsuit against the Company in Delaware Chancery Court (Case No. 11098-CB) asserting counts for: (1) advancement; and (2) fees on fees. Mr. Charney seeks indemnification for fees and expenses incurred in the lawsuit captioned American Apparel, Inc. v. Dov Charney, Case No. 11033-CB, also filed in Delaware Chancery Court, alleging counts for: (1) breach of contract; and (2) breach of the implied covenant of good faith and fair dealing (the "Breach of Contract Action"). The Breach of Contract Action alleges that Mr. Charney violated a Nomination, Standstill and Support Agreement entered into on July 9, 2014, by, among other things, seeking the removal of members of the Board elected at the Company's 2014 annual meeting or by instigating, encouraging, joining, acting in concert with and assisting third parties seeking such removal, and by disparaging the Company by making negative comments about the Company at employee meetings and to the media. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On June 19, 2015, Mr. Charney filed a lawsuit against the Company and a Company director in the Superior Court of the State of California for the County of Los Angeles (Case No. BC585664), asserting: (1) defamation; (2) false light; (3) intentional interference with actual economic relations; (4) intentional interference with prospective economic relations; and (5) violation of Business & Professions Code §§ 17200 et seq. Mr. Charney alleges that he was defamed by the Company director who Mr. Charney alleges told a large shareholder that he was being investigated for matters "criminal" in nature. Mr. Charney seeks damages in excess of $30 million. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On June 24, 2015, Mr. Charney filed a lawsuit against the Company, Standard General, L.P. (and certain of its funds), Company directors and a former Company officer in the Superior Court of the State of California for the County of Los Angeles (Case No. BC586119), asserting: (1) violation of California Corporations Code § 25401; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) breach of fiduciary duty; (5) fraud in the inducement/rescission; (6) conspiracy; (7) intentional infliction of emotional distress; (8) negligent infliction of emotional distress; and (9) declaratory relief. Mr. Charney alleges that certain Company officers and directors engaged in fraud and conspiracy to induce Mr. Charney to dilute his equity in the Company such that defendant parties could control the Company. Mr. Charney seeks damages in excess of $100 million. The Company believes that Mr. Charney's claims in his June 4, 2015 lawsuit are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
In the first quarter of 2015, several unfair labor practices charges were filed against the Company with the National Labor Relations Board alleging violations of the National Labor Relations Act. The majority of the unfair labor practice charges that were filed have since been dismissed, but several remain. The Company believes that all such charges are without merit and intends to vigorously dispute the validity of these charges. While the charges will not result in direct financial liability, the Company is unable to predict the outcome of the charges at this time. Any views formed as to the viability of these charges or the financial liability, if any, which could result may change from time to time as the matters proceed through their course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that these charges together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
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
OSHA Matters
In the first quarter of 2015, an industrial accident at the Company's dyeing facility in Hawthorne, California resulted in injuries to one of our employees. California OSHA completed an investigation and assessed penalties in a non-material amount. The Company is unable to predict the financial outcome, if any, of any potentially remaining legal issues pertaining to this matter at this time. No assurance can be made that this matter, together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Other Matters
On April 2, 2015, a purported customer of the Company filed a putative class action, (in San Diego Superior Court (Case No. 37-2015-00011243), for violations of California Civil Code § 1747.08 relating to the Company’s alleged practices for collecting e-mail addresses in connection with credit card transactions at its retail stores. The Company intends to aggressively defend against this matter. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Note 17. Condensed Consolidating Financial Information
The Notes, which constitute debt obligations of American Apparel Inc. (the "Parent"), are fully and unconditionally guaranteed, jointly and severally, by the Parent's existing and future 100% owned direct and indirect domestic subsidiaries. The Notes are subject to customary automatic release provisions, including the satisfaction and discharge, or defeasance, or full payment of the principal, premium, if any, accrued and unpaid interests. In certain circumstances, the Notes are subject to the sale or substantial disposition of the subsidiary guarantor's assets. No guarantor subsidiaries are less than 100% owned, directly or indirectly, by the Parent.
The following presents the Parent's condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 and its condensed consolidating statements of operations for the three and six months ended June 30, 2015 and 2014, condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, the Parent's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. This condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheets
June 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$813	$6,039	$0	$6,852
Trade accounts receivable, net	0	23,037	3,554	0	26,591
Intercompany accounts receivable, net	223,578	(238,958)	15,380	0	0
Inventories, net	0	92,416	22,545	0	114,961
Other current assets	352	11,458	5,095	0	16,905
Total current assets	223,930	(111,234)	52,613	0	165,309
Property and equipment, net	0	29,937	7,079	0	37,016
Investments in subsidiaries	(153,803)	14,175	0	139,628	0
Other assets, net	8,054	30,483	9,193	0	47,730
TOTAL ASSETS	$78,181	$(36,639)	$68,885	$139,628	$250,055
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$38,412	$12	$0	$38,424
Accounts payable	0	31,753	3,333	0	35,086
Accrued expenses and other current liabilities	11,759	33,102	14,107	0	58,968
Fair value of warrant liability	7,318	0	0	0	7,318
Other current liabilities	0	6,013	1,746	0	7,759
Total current liabilities	19,077	109,280	19,198	0	147,555
Long-term debt, net	219,659	0	15,236	0	234,895
Other long-term liabilities	488	24,518	3,642	0	28,648
TOTAL LIABILITIES	239,224	133,798	38,076	0	411,098
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	493	(593)	18
Additional paid-in capital	221,176	6,727	8,133	(14,860)	221,176
Accumulated other comprehensive (loss) income	(9,065)	(3,362)	(5,847)	9,209	(9,065)
(Accumulated deficit) retained earnings	(371,015)	(173,902)	28,030	145,872	(371,015)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(161,043)	(170,437)	30,809	139,628	(161,043)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$78,181	$(36,639)	$68,885	$139,628	$250,055

Condensed Consolidating Balance Sheets
December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,370	$6,973	$0	$8,343
Trade accounts receivable, net	0	19,422	5,876	0	25,298
Intercompany accounts receivable, net	240,989	(229,956)	(11,033)	0	0
Inventories, net	0	116,335	31,137	106	147,578
Other current assets	90	11,290	6,391	0	17,771
Total current assets	241,079	(81,539)	39,344	106	198,990
Property and equipment, net	0	38,932	10,385	0	49,317
Investments in subsidiaries	(115,109)	15,874	0	99,235	0
Other assets, net	8,861	27,463	9,758	0	46,082
TOTAL ASSETS	$134,831	$730	$59,487	$99,341	$294,389
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$34,299	$13	$0	$34,312
Accounts payable	0	32,508	3,046	0	35,554
Accrued expenses and other current liabilities	13,498	31,855	16,016	0	61,369
Fair value of warrant liability	19,239	0	0	0	19,239
Other current liabilities	0	9,762	2,038	0	11,800
Total current liabilities	32,737	108,424	21,113	0	162,274
Long-term debt, net	217,133	0	255	0	217,388
Other long-term liabilities	477	25,431	4,335	0	30,243
TOTAL LIABILITIES	250,347	133,855	25,703	0	409,905
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	494	(594)	18
Additional paid-in capital	218,779	6,726	7,967	(14,693)	218,779
Accumulated other comprehensive (loss) income	(6,915)	(2,493)	(4,136)	6,629	(6,915)
(Accumulated deficit) retained earnings	(325,241)	(137,458)	29,459	107,999	(325,241)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(115,516)	(133,125)	33,784	99,341	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$134,831	$730	$59,487	$99,341	$294,389

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$100,633	$41,447	$(7,686)	$134,394
Cost of sales	0	66,929	13,651	(7,732)	72,848
Gross profit	0	33,704	27,796	46	61,546
Selling and distribution expenses	0	27,484	17,946	0	45,430
General and administrative expenses	2,874	14,829	8,248	41	25,992
Retail store impairment	0	1,631	1,489	0	3,120
(Loss) income from operations	(2,874)	(10,240)	113	5	(12,996)
Interest and other expenses	4,743	1,643	340	(563)	6,163
Equity in loss (earnings) of subsidiaries	11,733	411	0	(12,144)	0
(Loss) income before income taxes	(19,350)	(12,294)	(227)	12,712	(19,159)
Income tax provision	0	70	121	0	191
Net (loss) income	$(19,350)	$(12,364)	$(348)	$12,712	$(19,350)
Other comprehensive income (loss), net of tax	303	479	873	(1,352)	303
Comprehensive (loss) income	$(19,047)	$(11,885)	$525	$11,360	$(19,047)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$122,758	$55,169	$(15,530)	$162,397
Cost of sales	0	72,824	22,703	(15,517)	80,010
Gross profit	0	49,934	32,466	(13)	82,387
Selling and distribution expenses	0	29,577	22,866	0	52,443
General and administrative expenses	648	17,991	8,505	(9)	27,135
Retail store impairment	0	66	163	0	229
(Loss) income from operations	(648)	2,300	932	(4)	2,580
Interest and other expenses	17,124	1,001	156	0	18,281
Equity in (earnings) loss of subsidiaries	(1,567)	(495)	(4)	2,066	0
(Loss) income before income taxes	(16,205)	1,794	780	(2,070)	(15,701)
Income tax (benefit) provisions	0	(84)	588	0	504
Net (loss) income	$(16,205)	$1,878	$192	$(2,070)	$(16,205)
Other comprehensive income (loss), net of tax	873	204	847	(1,051)	873
Comprehensive (loss) income	$(15,332)	$2,082	$1,039	$(3,121)	$(15,332)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$188,905	$79,371	$(9,619)	$258,657
Cost of sales	0	134,501	24,578	(9,430)	149,649
Gross profit	0	54,404	54,793	(189)	109,008
Selling and distribution expenses	0	55,174	35,728	0	90,902
General and administrative expenses	4,114	29,687	17,012	41	50,854
Retail store impairment	0	1,689	1,489	0	3,178
(Loss) income from operations	(4,114)	(32,146)	564	(230)	(35,926)
Interest and other expenses	6,204	3,049	230	(563)	8,920
Equity in loss (earnings) of subsidiaries	35,456	989	0	(36,445)	0
(Loss) income before income taxes	(45,774)	(36,184)	334	36,778	(44,846)
Income tax provision	0	259	669	0	928
Net (loss) income	$(45,774)	$(36,443)	$(335)	$36,778	$(45,774)
Other comprehensive (loss) income, net of tax	(2,150)	(869)	(1,711)	2,580	(2,150)
Comprehensive (loss) income	$(47,924)	$(37,312)	$(2,046)	$39,358	$(47,924)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$222,755	$101,062	$(24,324)	$299,493
Cost of sales	0	131,924	37,581	(24,373)	145,132
Gross profit	0	90,831	63,481	49	154,361
Selling and distribution expenses	0	61,649	44,856	0	106,505
General and administrative expenses	885	34,202	16,966	(9)	52,044
Retail store impairment	0	115	613	0	728
(Loss) income from operations	(885)	(5,135)	1,046	58	(4,916)
Interest and other expenses	13,282	2,554	(59)	0	15,777
Equity in (earnings) loss of subsidiaries	7,504	(253)	0	(7,251)	0
(Loss) income before income taxes	(21,671)	(7,436)	1,105	7,309	(20,693)
Income tax provisions	0	45	933	0	978
Net (loss) income	$(21,671)	$(7,481)	$172	$7,309	$(21,671)
Other comprehensive income (loss), net of tax	402	340	381	(721)	402
Comprehensive (loss) income	$(21,269)	$(7,141)	$553	$6,588	$(21,269)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(6,878)	$(19,264)	$12,179	$0	$(13,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(1,238)	(704)	0	(1,942)
Net cash used in investing activities	0	(1,238)	(704)	0	(1,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(3,915)	0	0	(3,915)
Borrowings under current revolving credit facilities, net	0	4,112	0	0	4,112
Borrowings of term loans and notes payable	0	0	14,996	0	14,996
Payments of debt issuance costs	(323)	0	0	0	(323)
Net proceeds from issuance of common stock	1,998	0	0	0	1,998
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(24)	0	0	0	(24)
Repayments of capital lease obligations	0	(1,451)	(35)	0	(1,486)
Advances from (to) affiliates	5,227	21,199	(26,426)	0	0
Net cash provided by (used in) financing activities	6,878	19,945	(11,465)	0	15,358
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(944)	0	(944)
NET DECREASE IN CASH	0	(557)	(934)	0	(1,491)
Cash, beginning of period	0	1,370	6,973	0	8,343
Cash, end of period	$0	$813	$6,039	$0	$6,852

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$32	$45	$0	$77

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(15,489)	$9,647	$7,145	$0	$1,303
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(4,629)	(2,458)	0	(7,087)
Proceeds from sale of fixed assets	0	0	29	0	29
Restricted cash	0	0	178	0	178
Net cash used in investing activities	0	(4,629)	(2,251)	0	(6,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(3,993)	0	0	(3,993)
Repayments under revolving credit facilities, net	0	(13,025)	(432)	0	(13,457)
Repayments of term loans and notes payable	0	(47)	(6)	0	(53)
Net proceeds from issuance of common stock	28,446	0	0	0	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(301)	0	0	0	(301)
Payments of debt issuance costs	(345)	(354)	0	0	(699)
Repayments of capital lease obligations	0	(1,796)	(32)	0	(1,828)
Advances (to) from affiliates	(12,311)	15,361	(3,050)	0	0
Net cash provided by (used in) financing activities	15,489	(3,854)	(3,520)	0	8,115
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,054)	0	(1,054)
NET INCREASE IN CASH	0	1,164	320	0	1,484
Cash, beginning of period	0	512	8,164	0	8,676
Cash, end of period	$0	$1,676	$8,484	$0	$10,160

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$407	$221	$0	$628

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All U.S. dollar and share amounts in Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
OVERVIEW
A. General
We are a manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. We also operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and screen printers. In 2003, we opened our first retail store in Los Angeles, California. As of June 30, 2015, we had approximately 9,000 employees and operated 237 retail stores in 20 countries: the U.S., Canada, the U.K., Australia, Austria, Belgium, Brazil, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, Netherlands, South Korea, Spain, Sweden, and Switzerland. We currently operate 20 e-commerce stores in 11 languages that serve customers from over 50 countries worldwide at www.americanapparel.com.
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
The following table presents, by segment, the change in retail store count during the three and six months ended June 30, 2015 and 2014.

	U.S. Retail	Canada	International	Total
Three Months Ended June 30, 2015
Open at March 31, 2015	135	30	74	239
Opened	0	1	0	1
Closed	(2)	(1)	0	(3)
Open at June 30, 2015	133	30	74	237

Three Months Ended June 30, 2014
Open at March 31, 2014	140	32	77	249
Opened	0	0	2	2
Closed	(3)	(1)	0	(4)
Open at June 30, 2014	137	31	79	247

	U.S. Retail	Canada	International	Total
Six Months Ended June 30, 2015
Open at December 31, 2014	136	31	75	242
Opened	0	1	1	2
Closed	(3)	(2)	(2)	(7)
Open at June 30, 2015	133	30	74	237

Six Months Ended June 30, 2014
Open at December 31, 2013	139	32	77	248
Opened	2	0	3	5
Closed	(4)	(1)	(1)	(6)
Open at June 30, 2014	137	31	79	247
B. Comparable Store Sales
The following table presents the changes in comparable store sales for our retail and online stores during the three and six months ended June 30, 2015 and 2014, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations during the three and six months ended June 30, 2015 and 2014 by using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comparable store sales (a)	(14)%	(6)%	(10)%	(5)%
Number of stores in comparison	225	233	227	234
______________________
(a) Comparable store sales results include the impact of online store sales.
C. Executive Summary
Liquidity, Going Concern and Management's Plan
As of June 30, 2015, we had $6,852 in cash, $38,412 outstanding on the Capital One Credit Facility and $6,143 of availability for additional borrowings as of such date. On August 11, 2015, we had $11,207 in cash.
As of June 30, 2015, we had $210,564 aggregate principal amount of the Notes outstanding. On April 14, 2015, we paid $13,803 in interest on the Notes. The next scheduled interest payment on the Notes due on October 15, 2015 is approximately $13,900.
On May 11, 2015, we commenced a $10,000 "at-the-market" offering program. Under the program, we may, from time to time and at our discretion, offer and sell shares of our common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). We have used the net proceeds generated through the program for working capital and general corporate purposes. As of June 30, 2015, we had issued 4,121 shares of our common stock for net proceeds of $1,998. Sales of common stock under the "at-the-market" offering program are at our sole discretion and subject to the terms and conditions of the sales agreement related thereto, and there are no assurances that such sales will continue in the future.
On March 25, 2015, we entered into the Sixth Amendment to the Capital One Credit Facility, which (i) waived any defaults under the Capital One Credit Facility due to the failure to meet the obligation to maintain the maximum leverage ratio and minimum adjusted EBITDA required for the measurement periods ended December 31, 2014, as defined in the credit agreement, (ii) waived the obligation to maintain the minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA required for the twelve months ending March 31, 2015, (iii) included provisions to permit us to enter into the Standard General Credit Agreement, (iv) reset financial covenants relating to maintaining minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA and (v) permitted us to borrow $15,000 under the Standard General Credit Agreement.

As of June 30, 2015, we were not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2015 through June 30, 2015 covenant reference period, our fixed charge coverage ratio (as defined in the Capital One Credit Facility) was 0.07 to 1.00 as compared with the covenant minimum of 0.33 to 1.00, and our adjusted EBITDA (as defined in the Capital One Credit Facility) was $4,110 as compared with the covenant minimum of $7,350.
On August 17, 2015, Capital One assigned its rights and obligations as a lender to a syndicate of lenders that included certain of our existing creditors, including funds associated with Standard General L.P., Monarch Alternative Capital L.P., Coliseum Capital LLC and Goldman Sachs Asset Management, L.P., and was replaced by Wilmington Trust as administrative agent. Additionally, on August 17, 2015, the Capital One Credit Facility was amended pursuant to an amended and restated credit agreement among us, the new syndicate of lenders and Wilmington Trust. In connection with such amendment, the syndicate of lenders received certain amendment and closing fees and reimbursement of closing expenses. The covenant violations existing at June 30, 2015 were waived under the Wilmington Trust Credit Facility.
The Wilmington Trust Credit Facility provides for a $90,000 asset-based revolving credit facility and matures on April, 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility are subject to specified borrowing base requirements which is increased by $15,000, but such $15,000 increase cannot increase the borrowing base above $60,000. Amounts repaid under the Wilmington Trust Credit Facility cannot be re-borrowed.
Borrowings currently outstanding under the Capital One Credit Facility will continue under the Wilmington Trust Credit Facility and bear interest at a LIBOR based rate plus 5.00% or a rate based on the prime rate plus 4.00%. New borrowings under the Wilmington Trust Credit Facility bear interest at a LIBOR based rate plus 7.00% or a rate based on the prime rate plus 6.00%.
On August 17, 2015, we also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit us to enter into the Wilmington Trust Credit Facility. See Note 7 of Notes to the Condensed Consolidated Financial Statements.
We incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2015 and such losses might continue for the remainder of 2015. Based upon the trends occurring in our operations since June 30, 2015 and through the date of this Report, together with our current expectations and projections for the next four fiscal quarters, we believe that we may not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
As a result of the Capital One Credit Facility covenant default and the liquidity uncertainty described above, we have been working with our advisers and have begun discussions with certain key financial stakeholders to analyze potential strategic and financial alternatives, which may include, among other things, refinancing or new capital raising transactions, amendments to or restructuring of our existing indebtedness and other obligations, and consideration of other restructuring and recapitalization transactions. As of the date of this Report, substantial uncertainty exists as to the ultimate outcome of those discussions, and there are no assurances that such efforts will result in any transaction or agreement, or that any such transaction or agreement, if proposed and/or implemented, will be successful. In addition, whether or not any such transactions or agreements were implemented or successful, our existing and any new investors could suffer substantial or total losses of their investment in our common stock.
We continue to focus on implementing a turnaround strategy and have started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. Recently, we announced the next phase of our strategic turnaround plan including approximately $30 million in cost-cutting initiatives over the next 18 months. Cost-cutting measures will include closing underperforming retail locations to drive productivity improvements. In connection with these store closures, we will streamline our workforce to reflect a smaller store footprint and general industry conditions. Going forward, we will look to add new stores in profitable fast-growing territories while reducing our footprint in unprofitable and over-saturated markets. We are also implementing initiatives to improve working capital management, which includes stronger receivables collections, inventory reductions and improved vendor management.
In addition, we continue to drive productivity from our manufacturing and distribution operations and consolidate our administrative and manufacturing functions. We are also implementing a merchandising calendar to improve new product assortment and availability for our retail and online stores. These new product initiatives, which did not exist during the first half of 2015, are expected to improve sales and inventory turnover at the stores. To that end, we added new members to the management team in the areas of planning and forecasting, operations, marketing, technology, wholesale, retail and e-commerce.
Although we believe we have made progress under these programs, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Our cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that our planned operational improvements will be successful.

Summary of Financial Results
Net sales for the three months ended June 30, 2015 decreased $28,003, or 17.2%, from the corresponding period in 2014. The decrease was made up of a 14% decline in comparable store sales, a $6,200 impact from foreign exchange related to the strengthening of the U.S. dollar, and an approximately $3,000 impact from store closings. Negatively impacting comparable store sales during the quarter was the lack of new style introductions for the spring and summer selling season.
Gross profits as a percentage of sales were 45.8% and 50.7% for the three months ended June 30, 2015 and 2014, respectively. The decrease was related to the foreign exchange impact of the strengthening the U.S. dollar and lower retail sales. Additionally, gross margins declined as a result of higher costs of production, including an increase in workers compensation and health benefit costs.
Operating expenses include selling and distribution and general and administrative expenses. Operating expenses for the three months ended June 30, 2015 decreased $8,156, or 10.2%, from the corresponding period in 2014. Excluding the effects of the significant events described below, operating expenses decreased $9,594 from the corresponding period in 2014. The decrease was primarily due to lower payroll from our cost reduction efforts and reduced rent, supplies, depreciation, and miscellaneous activities.
Loss from operations was $12,996 for the three months ended June 30, 2015 as compared to income from operations of $2,580 for the three months ended June 30, 2014. Excluding the effects of the significant events described below, our loss from operations would have been $4,716 for the three months ended June 30, 2015. The effects of the lower gross margins discussed above were offset by decreases in operating expenses as discussed above.
Net loss for the three months ended June 30, 2015 was $19,350 as compared to $16,205 for the three months ended June 30, 2014. The increase was mainly as a result of the $15,576 increase in loss from operations, offset by the change of $12,615 in fair value of warrants between periods. See Results of Operations for the three months ended June 30, 2015 for further details.
Significant Events
The table below summarizes the impact to our earnings of certain costs, which we consider to be significant and presents gross profit, operating expenses, and (loss) income from operations on an as-adjusted basis, together with the reconciliation to the mostly directly comparable GAAP measure:

	Three months ended June 30,
	2015	% of Net Sales	2014	% of Net Sales
Gross profit	$61,546	45.8%	$82,387	50.7%
Sales of slow moving inventory	1,710		0
Customs settlements and contingencies	287		0
Gross profit - adjusted (Non-GAAP)	$63,543	46.7%	$82,387	50.7%

Operating expenses	$71,422	53.1%	$79,578	49.0%
Litigation and professional fees	(3,589)		(1,356)
Employment settlements and severance	(446)		(2,728)
Lease amendment	(2,070)		0
Lease termination cost	(178)		(761)
Operating expenses - adjusted (Non-GAAP)	$65,139	48.5%	$74,733	46.0%

(Loss) income from operations	$(12,996)	(9.7)%	$2,580	1.6%
Sales of slow moving inventory	1,710		0
Customs settlements and contingencies	287		0
Litigation and professional fees	3,589		1,356
Employment settlements and severance	446		2,728
Lease amendment	2,070		0
Lease termination cost	178		761
(Loss) income from operations - adjusted (Non-GAAP)	$(4,716)	(3.5)%	$7,425	4.6%

	Six months ended June 30,
	2015	% of Net Sales	2014	% of Net Sales
Gross profit	$109,008	42.1%	$154,361	51.5%
Sales of slow moving inventory	9,755		0
Customs settlements and contingencies	287		0
Gross profit - adjusted (Non-GAAP)	$119,050	44.4%	$154,361	51.5%

Operating expenses	$141,756	54.8%	$158,549	52.9%
Litigation and professional fees	(5,055)		(1,356)
Employment settlements and severance	(446)		(2,728)
Lease amendment	(2,070)		0
Lease termination cost	(178)		(761)
Operating expenses - adjusted (Non-GAAP)	$134,007	51.8%	$153,704	51.3%

Loss from operations	$(35,926)	(13.9)%	$(4,916)	(1.6)%
Sales of slow moving inventory	9,755		0
Customs settlements and contingencies	287		0
Litigation and professional fees	5,055		1,356
Employment settlements and severance	446		2,728
Lease amendment	2,070		0
Lease termination cost	178		761
Loss from operations - adjusted (Non-GAAP)	$(18,135)	(7.0)%	$(71)	0.0%
Sales of slow moving inventory - During the first half of 2015, management undertook a global plan to sell slow moving inventory through a graduated sales discount program. This program is a part of the management's strategic shift to change our inventory profile and actively reduce inventory levels to improve store merchandising, working capital and liquidity. As a result, we implemented an initiative to accelerate the sale of slow-moving inventory through our retail and online sales channels, as well as through certain off-price channels. The program resulted in a significant reduction of slow moving inventory at positive gross margins. There was minimal activity under this program during the second quarter.
Customs settlements and contingencies - As previously disclosed, we have been subject to, and have recorded charges related to, customs and similar audit settlements and contingencies in certain jurisdictions.
Litigation and professional fees - During the first half of 2015, we incurred additional legal and consulting costs related to the termination of Mr. Charney, other additional litigation costs related to various claims and lawsuits and the sale of the slow moving inventory in the first quarter.
Employment settlements and severance - In 2011, an industrial accident at our facility in Orange County, California resulted in a fatality to one of our employees, and in accordance with law, a mandatory criminal investigation was initiated. In addition, we had previously disclosed employment-related claims and experienced unusually high employee severance costs during 2014.
Lease amendment - On July 27, 2015, we entered into a second amendment to the lease agreement for our headquarters and manufacturing facility in Los Angeles, California, resolving certain alleged breaches under the lease agreement with the landlord.  See Note 13 of Notes to the Condensed Consolidated Financial Statements.

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

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
The following table presents our results of operations from the unaudited consolidated statements of operations in U.S. dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2015	% of net sales	2014	% of net sales
U.S. Wholesale	$52,305	38.9%	$58,254	35.9%
U.S. Retail	40,643	30.2%	48,970	30.1%
Canada	10,199	7.6%	13,017	8.0%
International	31,247	23.3%	42,156	26.0%
Total net sales	134,394	100.0%	162,397	100.0%
Cost of sales	72,848	54.2%	80,010	49.3%
Gross profit	61,546	45.8%	82,387	50.7%

Selling and distribution expenses	45,430	33.8%	52,443	32.3%
General and administrative expenses	25,992	19.3%	27,135	16.7%
Retail store impairment	3,120	2.3%	229	0.1%

(Loss) income from operations	(12,996)	(9.7)%	2,580	1.6%

Interest expense	10,467		10,019
Foreign currency transaction loss (a)	79		0
Unrealized (gain) loss on change in fair value of warrants (b)	(4,413)		8,202
Other expense	30		60
Loss before income tax	(19,159)		(15,701)
Income tax provision	191		504
Net loss	$(19,350)		$(16,205)
(a) Related to the exchange rate fluctuations of the U.S. dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the three months ended June 30, 2015, excluding online consumer net sales, decreased $4,244, or 8.7%, as compared to the corresponding period in 2014 mainly due to lower sales volume from existing customers. For the three months ended June 30, 2014, we added a significant new distributor and had higher sales volume from its initial stock order.
Online consumer net sales for the three months ended June 30, 2015 decreased $1,705, or 18.3%, from the corresponding period in 2014 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the three months ended June 30, 2015 decreased $8,327, or 17.0%, from the corresponding period in 2014 mainly due to a decrease of approximately $7,000 in comparable store sales. Net sales also decreased approximately $1,400 due to the closure of seven stores, offset by increases of approximately $100 from three new store added since the beginning of January 2014.
(3) Canada
Canada net sales for the three months ended June 30, 2015 decreased $2,818, or 21.6%, from the corresponding period in 2014. The decrease was mainly due to lower sales of approximately $1,500 in all channels and the unfavorable impact of foreign currency exchange rate changes of approximately $1,300.
Retail net sales for the three months ended June 30, 2015 decreased $1,703, or 18.1%, from the corresponding period in 2014 mainly due to lower comparable store sales of approximately $230, lower sales of approximately $570 for the closure of three retail stores, and lower sales of approximately $220 from flea market, offset by increases of approximately $300 from one new store added since the beginning of January 2014. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $980.

Wholesale net sales for the three months ended June 30, 2015 decreased $894, or 31.6%, from the corresponding period in 2014 mainly due to lower sales volume. The unfavorable impact of foreign currency exchange rate changes was approximately $250.
Online consumer net sales for the three months ended June 30, 2015 decreased $221, or 28.7%, from the corresponding period in 2014. The unfavorable impact of foreign currency exchange rate changes was approximately $70.
(4) International
International net sales for the three months ended June 30, 2015 decreased $10,909, or 26.0%, from the corresponding period in 2014 mainly due to lower sales of approximately $6,000 in all channels and the unfavorable impact of foreign currency exchange rate changes of approximately $4,900.
Retail net sales for the three months ended June 30, 2015 decreased by $9,578, or 27.0%, from the corresponding period in 2014. The decrease was due to lower comparable store sales of approximately $4,600 and lower sales of approximately $1,000 for the closure of five retail stores. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $4,100.
Wholesale net sales for the three months ended June 30, 2015 decreased $329, or 15.0%, from the corresponding period in 2014. The unfavorable impact of foreign currency exchange rate changes was approximately $300.
Online consumer net sales for the three months ended June 30, 2015 decreased $1,002, or 22.7%, from the corresponding period in 2014 mainly due to lower sales order volume in the U.K., Continental Europe, and Japan, slightly offset by higher sales order volume in South Korea and China. The unfavorable impact of foreign currency exchange rate changes was approximately $500.
(5) Gross Profit
Gross profit for the three months ended June 30, 2015 decreased to $61,546 from $82,387 in the corresponding period in 2014 due primarily to the $28,003 decrease in sales. Excluding the effects of the sales discounts described above, gross profit as a percentage of net sales for the three months ended June 30, 2015 decreased to 46.7% as compared with 50.7% in the corresponding period in 2014 as a result of the negative effects of foreign currency exchange rate changes and higher costs of production, including an increase in workers compensation and health benefit costs.
(6) Selling and distribution expenses
Selling and distribution expenses for the three months ended June 30, 2015 decreased $7,013, or 13.4%, from the corresponding period in 2014. The decrease was due to lower payroll costs of approximately $1,200, rent costs of approximately $400, shipping of approximately $1,600, and supplies of approximately $400, all primarily as a result of our cost reduction efforts. In addition, the impact of foreign currency exchange rate changes contributed to the expense decreases of approximately $2,900.
(7) General and administrative expenses
General and administrative expenses for the three months ended June 30, 2015 decreased $1,143, or 4.2%, from the corresponding period in 2014. Excluding the effects of the significant events discussed above, general and administrative expenses decreased $2,581 or 11.6% from the corresponding period in 2014. The decrease was primarily due to approximately $900 in lower depreciation expenses resulting from impaired assets and closed stores in 2015, approximately $1,400 legal contingencies, and approximately $800 in the impact of foreign currency exchange rate changes.
(8) Loss from operations
Loss from operations was $12,996 for the three months ended June 30, 2015 as compared to gain from operations of $2,580 for the three months ended June 30, 2014. Excluding the effects of the significant events described above, loss from operations was $4,716 and gains from operations were $7,425 for the three months ended June 30, 2015 and 2014, respectively. The higher sales discounts were offset by decreases in operating expenses as discussed above.
(9) Income tax provision
Although we incurred a loss before income tax on a consolidated basis, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the three months ended June 30, 2015 and 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
The following table presents our results of operations from the unaudited consolidated statements of operations in U.S. dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended June 30,
	2015	% of net sales	2014	% of net sales
U.S. Wholesale	$101,342	39.2%	$106,991	35.7%
U.S. Retail	77,945	30.1%	91,435	30.6%
Canada	19,510	7.6%	23,477	7.8%
International	59,860	23.1%	77,590	25.9%
Total net sales	258,657	100.0%	299,493	100.0%
Cost of sales	149,649	57.9%	145,132	48.5%
Gross profit	109,008	42.1%	154,361	51.5%

Selling and distribution expenses	90,902	35.1%	106,505	35.6%
General and administrative expenses	50,854	19.7%	52,044	17.4%
Retail store impairment	3,178	1.2%	728	0.2%
Loss from operations	(35,926)	(13.9)%	(4,916)	(1.6)%

Interest expense	20,248		20,058
Foreign currency transaction loss (a)	704		132
Unrealized gain on change in fair value of warrants (b)	(11,921)		(4,465)
Other (income) expense	(111)		52
Loss before income tax	(44,846)		(20,693)
Income tax provision	928		978
Net loss	$(45,774)		$(21,671)
(a) Related to the exchange rate fluctuations of the U.S. dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the six months ended June 30, 2015, excluding online consumer net sales, decreased $4,771, or 5.5%, as compared to the corresponding period in 2014 mainly due to lower sales volume to existing customers. For the six months ended June 30, 2014, we added a significant new distributor and had higher sales volume from its initial stock order.
Online consumer net sales for the three months ended June 30, 2015 decreased $878, or 4.4%, from the corresponding period in 2014 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the six months ended June 30, 2015 decreased $13,490, or 14.8%, from the corresponding period in 2014 mainly due to a decrease of approximately $11,200 in comparable store sales, in part as a result of the global strategic discounting program described above. Net sales also decreased approximately $2,900 due to the closure of nine stores, offset by increases of approximately $580 from three new store added since the beginning of January 2014.
(3) Canada
Canada net sales for the six months ended June 30, 2015 decreased $3,967, or 16.9%, from the corresponding period in 2014 mainly due to lower sales of approximately $1,700 in the retail and wholesale channels and the unfavorable impact of foreign currency exchange rate changes of approximately $2,500.
Retail net sales for the six months ended June 30, 2015 decreased $2,956, or 17.2%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $1,800. Additionally, the decrease was due to lower comparable store sales of approximately $320, lower sales of approximately $760 for the closure of three retail stores, and lower sales of approximately $430 from flea market, offset by increases of approximately $300 from one new store added since the beginning of January 2014.
Wholesale net sales for the six months ended June 30, 2015 decreased $1,010, or 21.3%, from the corresponding period in 2014 mainly due to lower sales volume. The unfavorable impact of foreign currency exchange rate changes was approximately $500.

Online consumer net sales for the six months ended June 30, 2015 were flat as compared to the corresponding period in 2014.
(4) International
International net sales for the six months ended June 30, 2015 decreased $17,730, or 22.9%, from the corresponding period in 2014 mainly due to lower sales of approximately $9,100 in the retail and wholesale channels and the unfavorable impact of foreign currency exchange rate changes of approximately $8,800.
Retail net sales for the six months ended June 30, 2015 decreased by $16,175, or 24.8%, from the corresponding period in 2014. The decrease was due to lower comparable store sales of approximately $7,300 and lower sales of approximately $1,600 for the closure of five retail stores. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $7,200.
Wholesale net sales for the six months ended June 30, 2015 decreased $728, or 18.2%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $600.
Online consumer net sales for the six months ended June 30, 2015 decreased $827, or 9.9%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $1,000 and lower sales order volume in Japan and the Continental Europe, offset by higher sales order volume in the U.K., South Korea, and China.
(5) Gross Profit
Gross profit for the six months ended June 30, 2015 decreased to $109,008 from $154,361 in the corresponding period in 2014 due to the global strategic discounting program described above as well as lower sales volume. Excluding the effects of the significant events described above, gross profit as a percentage of net sales for the six months ended June 30, 2015 would have been 44.4% as compared with 51.5% in the corresponding period in 2014. The decrease in gross margins was primarily due to higher costs of production, including an increase in workers compensation and health insurance costs as well as the negative effects of foreign currency exchange rates changes.
(6) Selling and distribution expenses
Selling and distribution expenses for the six months ended June 30, 2015 decreased $15,603, or 14.7%, from the corresponding period in 2014. The decrease was due to lower payroll costs of approximately $3,200, rent costs of approximately $1,400, shipping of approximately $2,700, supplies of approximately $1,500, and travel expenses of approximately $700, all primarily as a result of our cost reduction efforts. In addition, the impact of foreign currency exchange rate changes contributed to the expense decreases of approximately $5,400.
(7) General and administrative expenses
General and administrative expenses for the six months ended June 30, 2015 decreased $1,190, or 2.3%, from the corresponding period in 2014. Excluding the effects of the significant events discussed above, general and administrative expenses decreased $4,094, or 8.7% from the corresponding period in 2014. The decrease was primarily due to approximately $2,100 in lower depreciation expenses resulting from impaired assets and closed stores in 2015 and approximately $1,400 in the impact of foreign currency exchange rate changes.
(8) Loss from operations
Loss from operations was $35,926 for the six months ended June 30, 2015 as compared to $4,916 for the six months ended June 30, 2014. Excluding the effects of the significant events described above, our losses from operations were $18,135 and $71 for the six months ended June 30, 2015 and 2014, respectively. The higher sales discounts were offset by decreases in operating expenses as discussed above.
(9) Income tax provision
Although we incurred a loss before income tax on a consolidated basis, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the six months ended June 30, 2015 and 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, banks and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to increase sales, reduce costs and improve working capital and liquidity. We have utilized various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead, and have limited capital expenditures. In addition, we continue to seek and implement productivity improvements from our distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing. As we continue to implement the turnaround plan in 2015, we have incurred and will continue to incur additional costs, such as sales discounts and write-downs, on the sale and disposal of slow-moving inventory and the closure of non-performing stores.
Our principal liquidity requirements are for operations, working capital, interest payments, and capital expenditures. We fund liquidity requirements primarily through cash on hand, cash flow from operations, and borrowings under our credit facilities. Our Capital One Credit Facility contains covenants requiring us to meet specified targets for measures related to earnings, capital expenditures, and minimum fixed charge coverage ratio and maximum leverage ratio requirements. Our inability to achieve compliance with such covenants or to obtain a waiver of compliance would negatively impact the availability of credit under our credit facilities and result in an event of default. See "Liquidity, Going Concern and Recent Developments" below.
Liquidity, Going Concern and Recent Developments
On May 11, 2015, we commenced a $10,000 "at-the-market" offering program. Under the program, we may, from time to time and at our discretion, offer and sell shares of our common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). We have used the net proceeds generated through the program for working capital and general corporate purposes. As of June 30, 2015, we had issued 4,121 shares of our common stock for net proceeds of $1,998. Sales of common stock under the "at-the-market" offering program are at our sole discretion and subject to the terms and conditions of the sales agreement related thereto, and there are no assurances that such sales will continue in the future.
As of June 30, 2015, we had $6,852 in cash, $38,412 outstanding on our $50,000 asset-backed revolving credit facility with Capital One and $6,143 of availability for additional borrowings as of such date. On August 11, 2015, we had $11,207 in cash. As of June 30, 2015, we had $210,564 aggregate principal amount of the Notes outstanding. On April 14, 2015, we paid $13,803 in interest on the Notes. The next scheduled interest payment on the Notes due on October 15, 2015 is approximately $13,900.
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
As of June 30, 2015, we were not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2015 through June 30, 2015 covenant reference period, our fixed charge coverage ratio (as defined in the Capital One Credit Facility) was 0.07 to 1.00 as compared with the covenant minimum of 0.33 to 1.00, and our adjusted EBITDA (as defined in the Capital One Credit Facility) was $4,110 as compared with the covenant minimum of $7,350.
On August 17, 2015, Capital One assigned its rights and obligations as a lender to a syndicate of lenders that included certain of our existing creditors, including funds associated with Standard General L.P., Monarch Alternative Capital L.P., Coliseum Capital LLC and Goldman Sachs Asset Management, L.P., and was replaced by Wilmington Trust as administrative agent. Additionally, on August 17, 2015, the Capital One Credit Facility was amended pursuant to an amended and restated credit agreement among us, the new syndicate of lenders and Wilmington Trust. In connection with such amendment, the syndicate of lenders received certain amendment and closing fees and reimbursement of closing expenses. The covenant violations existing at June 30, 2015 were waived under the Wilmington Trust Credit Facility.
The Wilmington Trust Credit Facility provides for a $90,000 asset-based revolving credit facility and matures on April, 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility are subject to specified borrowing base requirements which is increased by $15,000, but such $15,000 increase cannot increase the borrowing base above $60,000. Amounts repaid under the Wilmington Trust Credit Facility cannot be re-borrowed.
Borrowings currently outstanding under the Capital One Credit Facility will continue under the Wilmington Trust Credit Facility and bear interest at a LIBOR based rate plus 5.00% or a rate based on the prime rate plus 4.00%. New borrowings under the Wilmington Trust Credit Facility bear interest at a LIBOR based rate plus 7.00% or a rate based on the prime rate plus 6.00%.
On August 17, 2015, we also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit us to enter into the Wilmington Trust Credit Facility. See Note 7 of Notes to the Condensed Consolidated Financial Statements.
We incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2015 and such losses might continue for the remainder of 2015. Based upon the trends occurring in our operations since June 30, 2015 and through the date of this Report, together with our current expectations and projections for the next four fiscal quarters, we believe that we may not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
As a result of the Capital One Credit Facility covenant default and the liquidity uncertainty described above, we have been working with our advisers and have begun discussions with certain key financial stakeholders to analyze potential strategic and financial alternatives, which may include, among other things, refinancing or new capital raising transactions, amendments to or restructuring of our existing indebtedness and other obligations, and consideration of other restructuring and recapitalization transactions. As of the date of this Report, substantial uncertainty exists as to the ultimate outcome of those discussions, and there are no assurances that such efforts will result in any transaction or agreement, or that any such transaction or agreement, if proposed and/or implemented, will be successful. In addition, whether or not any such transactions or agreements were implemented or successful, our existing and any new investors could suffer substantial or total losses of their investment in our common stock.
We continue to focus on implementing a turnaround strategy and have started implementing additional operational and financial processes and disciplines to improve liquidity and profitability. Recently, we announced the next phase of our strategic turnaround plan including approximately $30 million in cost-cutting initiatives over the next 18 months. Cost-cutting measures will include closing underperforming retail locations to drive productivity improvements. In connection with these store closures, we will streamline our workforce to reflect a smaller store footprint and general industry conditions. Going forward, we will look to add new stores in profitable fast-growing territories while reducing our footprint in unprofitable and over-saturated markets. We are also implementing initiatives to improve working capital management, which includes stronger receivables collections, inventory reductions and improved vendor management.
In addition, we continue to drive productivity from our manufacturing and distribution operations and consolidate our administrative and manufacturing functions. We are also implementing a merchandising calendar to improve new product assortment and availability for our retail and online stores. These new product initiatives, which did not exist during the first half of 2015, are expected to improve sales and inventory turnover at the stores. To that end, we added new members to the management team in the areas of planning and forecasting, operations, marketing, technology, wholesale, retail and e-commerce.
Although we believe we have made progress under these programs, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Our cash flows are dependent upon meeting future sales growth projections and reducing certain expenses. Accordingly, there can be no assurance that our planned operational improvements will be successful.
A. Cash Flow

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(13,963)	$1,303
Investing activities	(1,942)	(6,880)
Financing activities	15,358	8,115
Effect of foreign exchange rate on cash	(944)	(1,054)
Net (decrease) increase in cash	$(1,491)	$1,484
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Cash used in operating activities was $13,963 as compared with cash provided by operating activities of $1,303 for the six months ended June 30, 2015 and 2014, respectively. The decrease was due to the significant costs discussed in Results of Operations, partially offset by better working capital management.
Cash used in investing activities decreased for the six months ended June 30, 2015 from the corresponding period in 2014, mainly due to our ongoing efforts to control capital expenditures.
Cash provided by financing activities increased for the six months ended June 30, 2015 from the corresponding period in 2014. In March 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement. See Note 7 of Notes to the Condensed Consolidated Financial Statements. Additionally, in May 2015, we commenced a $10,000 "at-the-market" offering program. Net proceeds from sales of our common stock under such "at-the-market" offering program through June 30, 2015 were $1,998. In 2014, we completed a public offering for net proceeds of $28,446.

B. Debt
The following is an overview of our total debt as of June 30, 2015:

Description of Debt	Lender	Interest Rate	June 30, 2015	Covenant Violations
Revolving credit facility	Capital One	(1)	$38,412	Yes (3)
Senior Secured Notes		15.0%	210,564	No
Long-term debt with Standard General	Standard General	17.0%	9,095	No
Credit agreement	Standard General	14.0%	15,000	No
Capital lease obligations	(2)	0.4% ~ 24.1%	3,476	N/A
Other			248	N/A
Cash overdraft			1,799
Total			$278,594
______________________
(1) LIBOR plus 5.0% or the bank's prime rate plus 4.0%.
(2) 30 individual capital leases ranging from $1 to $1,882.
(3) Violations were waived in connection with the Wilmington Trust Credit Facility.
For additional disclosure regarding debts, see Notes 6 and 7 of Notes to the Condensed Consolidated Financial Statements under Part I. Item 1. Financial Statements.
Financial Covenants
Wilmington Trust Credit Facility - We are required to maintain minimum adjusted earnings and minimum fixed charge coverage ratios, both determined at the end of each fiscal quarter. We are also required not to exceed certain maximum leverage ratios, determined at the end of each fiscal quarter, starting with the quarter ended December 31, 2015. In addition, our domestic subsidiaries are subject to limitations on capital expenditures.
Among other provisions, the Wilmington Trust Credit Facility requires that we maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the Wilmington Trust Credit Facility may at its discretion, adjust the advance restrictions and criteria for eligible inventory and accounts receivable. The Wilmington Trust Credit Facility contains cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would cause an event of default under the Wilmington Trust Credit Facility. If an event of default occurs and is continuing under the Wilmington Trust Credit Facility, the Wilmington Trust Credit Facility may, among other things, terminate the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions, and require us to repay all outstanding amounts.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of June 30, 2015, we were in compliance with the covenants in the Notes Indenture.
On August 17, 2015, we entered into an amendment to the indenture agreement governing the Notes to permit us to enter into the Wilmington Trust Credit Facility.
Standard General Loan Agreement - The Standard General Loan Agreement incorporates by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. As of June 30, 2015, we were in compliance with the covenants of the Standard General Loan Agreement.
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
Issued and outstanding letters of credit were $1,080 at June 30, 2015, related primarily to workers' compensation insurance and store leases.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three and six months ended June 30, 2015. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the six months ended June 30, 2015, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the changes and additions described below. Please refer to our Annual Report on Form 10-K for the year-ended December 31, 2014 for a list of our other risk factors.
There is substantial doubt about our ability to continue as a going concern.
Our condensed consolidated financial statements for the quarter ended June 30, 2015 included herein contain a "going concern" explanatory paragraph. We incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2015 and such losses might continue for the remainder of 2015. Based upon the trends occurring in our operations since June 30, 2015 and through the date of this Report, together with our current expectations and projections for the next four fiscal quarters, we believe that we may not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.
Our failure to remain in compliance with certain financial covenants under the agreements governing our indebtedness could result in the acceleration of our debt repayment obligations.
The financing agreements between us and our lenders contain certain financial covenants relating to our capital expenditure limitations, minimum fixed charge coverage ratios, maximum leverage ratios and minimum adjusted EBITDA.
As of June 30, 2015, we were not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Capital One Credit Facility. For the April 1, 2015 through June 30, 2015 covenant reference period, our fixed charge coverage ratio (as defined in the Capital One Credit Facility) was 0.07 to 1.00 as compared with the covenant minimum of 0.33 to 1.00, and our adjusted EBITDA (as defined in the Capital One Credit Facility) was $4,110 as compared with the covenant minimum of $7,350.
On August 17, 2015, Capital One assigned its rights and obligations as a lender to a syndicate of lenders that included certain of our existing creditors, including funds associated with Standard General L.P., Monarch Alternative Capital L.P., Coliseum Capital LLC and Goldman Sachs Asset Management, L.P., and was replaced by Wilmington Trust as administrative agent. Additionally, on August 17, 2015, the Capital One Credit Facility was amended pursuant to an amended and restated credit agreement among us, the new syndicate of lenders and Wilmington Trust. In connection with such amendment, the syndicate of lenders received certain amendment and closing fees and reimbursement of closing expenses. The covenant violations existing at June 30, 2015 were waived under the Wilmington Trust Credit Facility.
If we are unsuccessful in addressing our near term liquidity needs, negotiating amendments to our existing indebtedness or otherwise adequately restructuring our obligations out of court, we may need to seek protection from creditors in a proceeding under Title 11 of the U.S. Code, which may cause you to lose all or a substantial portion of your investment in our common stock.
Our ability to make scheduled payments on and to refinance our existing indebtedness depends on, and is subject to, our financial and operating performance, which in turn is affected by economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. We have experienced losses from operations in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs.
We have begun to analyze potential strategic and financial alternatives, which may include, among other things, refinancing or new capital raising transactions, amendments to or restructuring of our existing indebtedness and other obligations, and consideration of other restructuring and recapitalization transactions. As of the date of this Report, substantial uncertainty exists as to the ultimate outcome of those discussions, and there are no assurances that such efforts will result in any transaction or agreement, or that any such transaction or agreement, if proposed and/or implemented, will be successful. If we are unable to successfully implement an out-of-court solution to restructure our indebtedness and/or provide additional liquidity, we may need to seek protection from creditors in a proceeding under Title 11 of the U.S. Code, which could cause existing and new investors to suffer substantial or total losses of their investment in our common stock.
If suppliers, customers, landlords, employees or other stakeholders lose confidence in the business, it may be more difficult for us to operate and materially adversely affect on our business, results of operations, and financial condition.
Doubts regarding our ability to continue as a going concern could result in further loss of confidence by our customers, suppliers, landlords, employees and other stakeholders, which, in turn, could materially adversely affect our ability to operate. Concerns about our financial condition may cause our suppliers and other counterparties to tighten credit terms or cease doing business with us altogether, which would have a material adverse effect on our business and results of operations.

Our stock price has been volatile and any investment in our common stock could suffer a significant decline or total loss in value.
Because we face significant uncertainties relating to our liquidity and ability to generate sufficient cash flows from operations and to continue to operate our business as a going concern, our stock price is volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to maintain compliance with the continued listing standards of the NYSE MKT LLC or any other national securities exchange or over-the-counter market on which our common stock is then traded which may also adversely affect the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.		Description	Form	Exhibits	Filing Date/Period End Date

10.1	—	Letter Agreement, dated June 7, 2015, between American Apparel, Inc. and Jeffrey Kolb	8-K	5.02	06/14/15

10.2†		American Apparel, Inc. Fiscal Year 2015 Executive Annual Incentive Plan	8-K	10.1	04/13/15

10.3†		Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated	8-K	10.2	04/13/15

10.4†		Form of Stock Option Grant Notice and Option Agreement under the American Apparel, Inc. 2011 Omnibus Stock Incentive Plan, as amended and restated	8-K	10.3	04/13/15

31.1*		Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#
Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2#
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
# Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 17, 2015

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ PAULA SCHNEIDER	Chief Executive Officer	August 17, 2015
Paula Schneider

/s/ HASSAN NATHA	Executive Vice President and Chief Financial Officer	August 17, 2015
Hassan N. Natha