Form 10-Q
period 2015-09-30
AMERICAN APPAREL, INC
filed 2016-02-01
CIK 1336545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015
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

At January 22, 2016, the Registrant had issued and outstanding 182,837,753 and 182,568,764 shares of its common stock, respectively.

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
Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, goals, strategies, focuses and plans, and other characterizations of future events or circumstances, including statements expressing general expectations or beliefs, whether positive or negative, about future operating results or the development of our products and any statement of assumptions underlying any of the foregoing are forward-looking statements. Forward-looking statements in this report may include, without limitation, statements about:

•	our Chapter 11 Cases and our proposed restructuring transactions in the Chapter 11 Cases, including the execution of our restructuring Plan (as defined below);

•	our future financial condition, results of operations, plans and prospects, expectations, operating improvements and cost savings, and the timing of any of the foregoing;

•
our ability to make debt payments to remain in compliance with financial covenants under financing arrangements, and to obtain appropriate court approval, waivers or amendments with respect to any noncompliance or other actions under such arrangements;

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
The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements, which are qualified in their entirety by this cautionary statement. Forward-looking statements are subject to numerous assumptions, events, risks, uncertainties and other factors, including those that may be outside of our control and that change over time. As a result, actual results and/or the timing of events could differ materially from those expressed in or implied by the forward-looking statements and future results could differ materially from historical performance and those expressed in or implied by the forward-looking statements. Such assumptions, events, risks, uncertainties and other factors are found in "Item 1A. Risk Factors" in Part II and elsewhere in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2014, as amended, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and other reports and documents we file with the Securities and Exchange Commission (the "SEC") and include, without limitation, the following:

•
our ability to operate and reorganize under the Chapter 11 Cases, including obtaining Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time, complying with the terms and restrictions of the DIP Credit Agreement or other financing arrangements, and consummating the Plan;

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
American Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash	$13,372	$8,343
Trade accounts receivable (net of allowances $401; $458)	20,625	25,298
Prepaid expenses and other current assets	19,157	16,442
Inventories, net	107,223	147,578
Income taxes receivable and prepaid income taxes	751	648
Deferred income taxes, net of valuation allowance	709	681
Total current assets	161,837	198,990
Property and equipment, net	31,592	49,317
Deferred income taxes, net of valuation allowance	2,623	2,194
Other assets, net	48,445	43,888
TOTAL ASSETS	$244,497	$294,389
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$0	$5,714
Revolving credit facilities and current portion of long-term debt	56,968	34,312
Accounts payable	37,042	35,554
Accrued expenses and other current liabilities	67,954	61,369
Fair value of warrant liability	724	19,239
Income taxes payable	1,753	2,063
Deferred income tax liability, current	1,213	1,045
Current portion of capital lease obligations	2,596	2,978
Total current liabilities	168,250	162,274
Long-term debt (net of unamortized discount $5,373; $5,965)	235,930	217,388
Capital lease obligations, net of current portion	126	1,982
Deferred tax liability	188	200
Deferred rent, net of current portion	11,606	13,346
Other long-term liabilities	16,073	14,715
TOTAL LIABILITIES	432,173	409,905
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value per-share: authorized 1,000 shares; none issued	0	0
Common stock, $0.0001 par value per-share: authorized 230,000 shares; Issued 182,838; 176,566, Outstanding 182,569; 176,194	18	18
Additional paid-in capital	221,311	218,779
Accumulated other comprehensive loss	(10,273)	(6,915)
Accumulated deficit	(396,575)	(325,241)
Less: Treasury stock, 304 shares at cost	(2,157)	(2,157)
TOTAL STOCKHOLDERS' DEFICIT	(187,676)	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,497	$294,389

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$126,052	$155,869	$384,709	$455,362
Cost of sales	72,394	73,330	222,043	218,462
Gross profit	53,658	82,539	162,666	236,900
Selling and distribution expenses	42,812	52,640	133,714	159,145
General and administrative expenses (including related party charges of $155; $155; $466; $537)	29,909	38,785	80,763	90,829
Retail store impairment	1,203	1,193	4,381	1,921
Loss from operations	(20,266)	(10,079)	(56,192)	(14,995)
Interest expense	10,349	9,858	30,597	29,916
Foreign currency transaction loss	463	616	1,167	748
Unrealized gain on change in fair value of warrants	(6,594)	(1,785)	(18,515)	(6,250)
Loss (gain) on extinguishment of debt	362	(171)	362	(171)
Other expense (income)	251	(57)	140	(5)
Loss before income taxes	(25,097)	(18,540)	(69,943)	(39,233)
Income tax provision	463	644	1,391	1,622
Net loss	$(25,560)	$(19,184)	$(71,334)	$(40,855)

Basic and diluted net loss per-share (a)	$(0.14)	$(0.11)	$(0.40)	$(0.27)
Weighted-average basic and diluted shares outstanding (a)	182,231	173,769	178,804	153,354

Net loss (from above)	$(25,560)	$(19,184)	$(71,334)	$(40,855)
Other comprehensive loss items:
Foreign currency translation	(1,208)	(1,919)	(3,358)	(1,517)
Other comprehensive loss, net of tax	(1,208)	(1,919)	(3,358)	(1,517)
Comprehensive loss	$(26,768)	$(21,103)	$(74,692)	$(42,372)
(a) The dilutive impact of incremental shares is excluded from the net loss per share in accordance with U.S. generally accepted accounting principles ("GAAP")

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$388,925	$450,079
Cash paid to suppliers, employees and others	(387,749)	(427,640)
Income taxes paid	(1,749)	(1,335)
Interest paid	(16,692)	(17,852)
Other	57	55
Net cash (used in) provided by operating activities	(17,208)	3,307

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,500)	(8,675)
Proceeds from sale of fixed assets	0	52
Restricted cash	93	219
Net cash used in investing activities	(2,407)	(8,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(5,714)	(102)
Payments of prior revolving credit facilities, net	(34,299)	(16,965)
Borrowings under current revolving credit facilities, net	56,968	0
Borrowings (payments) of term loans and notes payable	14,753	(57)
Payments of debt issuance costs	(4,993)	(2,099)
Proceeds from issuance of common stock, net	1,998	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(35)	(414)
Payments of capital lease obligations	(2,232)	(1,932)
Net cash provided by financing activities	26,446	6,877

Effect of foreign exchange rate on cash	(1,802)	(1,067)
Net increase in cash	5,029	713
Cash, beginning of period	8,343	8,676
Cash, end of period	$13,372	$9,389

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(71,334)	$(40,855)
Depreciation and amortization of property and equipment, and other assets	15,163	19,822
Retail store impairment	4,381	1,921
Loss on disposal of property and equipment	197	48
Share-based compensation expense	561	3,764
Unrealized gain on change in fair value of warrants	(18,515)	(6,250)
Amortization of debt discount and deferred financing costs	4,958	1,893
Loss (gain) on extinguishment of debt	362	(171)
Accrued interest paid-in-kind	3,225	3,129
Foreign currency transaction loss	1,167	748
Allowance for inventory shrinkage and obsolescence	5,351	1,719
Bad debt expense	504	635
Deferred income taxes	(391)	(24)
Deferred rent	(703)	(3,661)
Changes in cash due to changes in operating assets and liabilities:
Trade accounts receivables	3,713	(5,918)
Prepaid expenses and other current assets	(3,061)	2
Inventories	32,611	15,161
Other assets	(4,922)	115
Accounts payable	1,781	(3,181)
Accrued expenses and other liabilities	8,192	14,098
Income taxes receivable / payable	(448)	312
Net cash (used in) provided by operating activities	$(17,208)	$3,307

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$80	$471

See accompanying notes to condensed consolidated financial statements.

American Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Business
American Apparel, Inc. including its subsidiaries (collectively the "Company") is a manufacturer, distributor, and retailer of branded fashion basic apparel products and designs. The Company manufactures and sells clothing and accessories for women, men, children and babies. The Company sells its products through the wholesale distribution channel supplying t-shirts and other casual wear to distributors and screen printers, as well as directly to customers through its retail stores located in the U.S. and internationally. In addition, the Company operates an online retail e-commerce website. At September 30, 2015, the Company operated a total of 227 retail stores in 19 countries including the U.S. and Canada.
Recent Developments - As of September 30, 2015, the Company had $13,372 in cash, $56,968 outstanding on the Wilmington Trust Credit Facility (as defined below) and $3,032 of availability for additional borrowings as of such date.
As of September 30, 2015, the Company had $211,817 aggregate principal amount of senior secured notes (the "Notes") outstanding. On April 14, 2015, the Company paid $13,803 in interest on the Notes. The Company did not make the scheduled interest payment on the Notes due on October 15, 2015, which was approximately $13,900.
On October 5, 2015, American Apparel, Inc. and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Code (the "Bankruptcy Code"). The cases are being administered under the caption "In re American Apparel, Inc., et al.," Case Nos. 15-12055 (BLS) (the "Chapter 11 Cases"). The Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company's foreign subsidiaries were not part the Chapter 11 cases. The Company's common stock has been delisted from the NYSE MKT LLC.
The Chapter 11 Cases were filed in response to the Company's continuing losses and negative cash flows from operations and debt. The Company plans to continue implementing its strategic plan, which is focused on improving product selection, cost-cutting measures, improving supply chain efficiencies, SKU rationalization, and maximizing retail, e-commerce and wholesale opportunities.
On October 4, 2015, the Company entered into a Restructuring Support Agreement with the syndicate of lenders of the revolving credit facility, which are also the majority holders of the Notes ("the Supporting Parties"). Under the terms of the Restructuring Support Agreement, the holders of the Notes will be entitled to receive on a pro rata basis, 100% of the equity interest in the reorganized Company after the conclusion of the Chapter 11 Cases, subject to certain exceptions and additional equity interests being issued or reserved under the Equity Commitment Agreement (described below). The Company also entered into an Equity Commitment Agreement on October 4, 2015 (the "Equity Commitment Agreement"), which provides for the Supporting Parties to acquire equity interests in the Company of at least $10,000 and up to $40,000 after conclusion of the Chapter 11 Cases.
On October 6, 2015, the Company obtained approval from the Bankruptcy Court of the Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") between the Company and the Supporting Parties. The DIP Credit Agreement provides for a senior secured, super-priority delayed draw term loan and consists of approximately $90,000 for the purposes of (i) refinancing in full the borrowings outstanding under the Wilmington Trust Credit Facility (as defined in Note 6) and (ii) providing additional funding of $30,000, which carries a commitment fee of 2%. On the effective date of the Plan (as defined below), the DIP Credit Agreement will convert to an Exit Term Loan Facility (the "Exit Term Loan Facility") providing for an additional $30,000 in financing, which carries a commitment fee of 2%. The facility is secured by a first priority senior lien on substantially all assets of the Company. Wilmington Trust, National Association ("Wilmington Trust") will continue to act as administrative agent for both the DIP Credit Agreement and the Exit Term Loan Facility. See Note 6.
On October 15, 2015, the Debtors filed with the Bankruptcy Court a proposed disclosure statement (the "Disclosure Statement"), including a Joint Plan of Reorganization by the Debtors and the Debtors in Possession (as amended and supplemented from time to time, including the Plan Amendments described below, the "Plan"). On the Effective Date (defined below) of the Plan, the Company's current outstanding common stock, any preferred stock purchase rights and any options, warrants or any other equity interests will be extinguished with no consideration. In addition, holders of general unsecured claims against the Debtors will receive a distribution equal to their pro rata share of (i) units in a litigation trust established for the benefit of the general unsecured creditors and (ii) for each voting class that accepts the Plan, cash distribution provided under the Plan which shall be paid in semi-annual installments for one year from the Effective Date of the Plan. On January 11, 2016, the Company obtained approval of all voting classes to accept the Plan.

In addition, on January 11, 2016, the Debtors, the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Supporting Parties reached an agreement on key terms of an amended plan of reorganization (the "Plan Amendments"). The Plan Amendments provide for (i) an increase to the funding of the litigation trust, (ii) an increase to the cash distribution provided under the Plan, which is now available to all unsecured creditors, regardless of whether any voting class accepts or rejects the Plan, and (iii) a waiver from the Supporting Parties of their rights to receive the cash distribution for their general unsecured claims, further increasing the recoveries to the general unsecured creditors. Finally, the Plan Amendments provide for a commitment of $40,000 in additional exit capital through an asset-based credit facility from either a third party lender or the Supporting Parties. This additional commitment will be in addition to the $40,000 of new capital previously contemplated by the Equity Commitment Agreement and the Exit Term Loan Facility discussed above.
The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the Plan or should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is contingent upon the consummation of its Plan and its ability to comply with the financial and other covenants contained in the Restructuring Support Agreement, the DIP Credit Agreement and the Equity Commitment Agreement.
On January 27, 2016 (the "Confirmation Date"), the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. The Company plans to emerge from the Chapter 11 Cases after satisfying the remaining conditions to effectiveness contemplated under the Plan (defined in the Plan as the "Effective Date"). See Part II, Item 5 of this Quarterly Report on Form 10-Q.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable (including credit card receivables) relating substantially to the Company's U.S. Wholesale segment. Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions. The Company had $7,769 and $6,361 held in foreign banks at September 30, 2015 and December 31, 2014, respectively.
Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of its customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. The Company also maintains an insurance policy for certain customers based on a customer's credit rating and established limits. Collections and payments from customers are continuously monitored. Three customers in the Company's U.S. Wholesale segment combined accounted for 36.3% of its total trade accounts receivable as of September 30, 2015. One customer in the Company's U.S. Wholesale segment combined accounted for 16.6% of its total trade accounts receivable as of December 31, 2014. The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
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
During the three and nine months ended September 30, 2015, there were no transfers between Levels 1, 2, and 3 of the fair value hierarchy.
Summary of Significant Valuation Techniques
Level 2 Measurements:
Senior secured notes: Estimated based on quoted prices for identical senior secured notes in non-active market.
Level 3 Measurements:
Term loans: Estimated using a projected discounted cash flow analysis based on unobservable inputs including principal and interest payments and discount rate. A yield rate was estimated using yields rates for publicly traded debt instruments of comparable companies with similar features. An increase or decrease in the stock price and the discount rate assumption can significantly decrease or increase the fair value of term loans. See Note 8.

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
Recently Issued Accounting Standards
On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued a new standard that requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet. The new standard simplifies the current guidance which requires entities to separately present deferred tax assets and liabilities as current and non-current. The new standard will be effective for fiscal years beginning after December 16, 2016, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.
On August 18, 2015, the FASB issued a new standard that clarifies presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. The Company adopted the new standard which became effective upon issuance. The adoption of the new standard did not have any impact on the Company's consolidated financial statements.
On August 12, 2015, the FASB issued a new standard that defers the effective date of its revenue standard issued in May 2014 by one year for all entities and permits early adoption on a limited basis. The standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.
On July 22, 2015, the FASB issued a new standard that requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The new standard will be effective for fiscal years beginning after December 15, 2016, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.
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
Other recently issued accounting standards are not expected to have a material effect on the Company's condensed consolidated financial statements.
Note 3. Inventories
The components of inventories are as follows:

	September 30, 2015	December 31, 2014
Raw materials	$21,237	$17,738
Work in process	3,463	2,805
Finished goods	96,607	135,813
	121,307	156,356
Less reserve for inventory shrinkage and obsolescence	(14,084)	(8,778)
Total, net of reserves	$107,223	$147,578
Inventories consist of material, labor, and overhead, and are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. No supplier provided more than 10% of the Company's raw material purchases as of September 30, 2015 and December 31, 2014.
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
As part of its valuation analysis of inventory, the Company identified certain slow-moving finished goods and raw materials inventory for additional reserves of $5,131 during the third quarter of 2015. As a result, the Company increased its lower of cost or market reserve for excess and slow-moving inventories to $12,210 at September 30, 2015 from $6,684 at December 31, 2014, respectively. Inventory shrinkage reserves were $1,874 and $2,094 as of September 30, 2015 and December 31, 2014, respectively.

Note 4. Property and Equipment
Depreciation and amortization expense relating to property and equipment (including capitalized leases) is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations. Depreciation and amortization expenses were $4,436 and $6,404 for the three months ended September 30, 2015 and 2014, respectively, and $15,163 and $19,822 for the nine months ended September 30, 2015 and 2014, respectively.
Based on its retail store impairment analysis, the Company recorded impairment charges of $1,203 and $1,193 for the three months ended September 30, 2015 and 2014, respectively, and $4,381 and $1,921 for the nine months ended September 30, 2015 and 2014, respectively.
Note 5. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	September 30, 2015	December 31, 2014
Compensation and related taxes	$12,024	$13,026
Accrued interest	14,308	5,932
Workers' compensation and other self-insurance reserves (Note 14)	7,349	6,760
Taxes and duties	6,495	6,102
Gift cards and store credits	7,328	8,462
Loss contingencies	1,059	2,360
Deferred revenue	658	962
Deferred rent	4,099	3,422
Other	14,634	14,343
Total accrued expenses and other current liabilities	$67,954	$61,369
Note 6. Revolving Credit Facilities and Current Portion of Long-Term Debt
The following table presents revolving credit facilities and current portion of long-term debt:

	Lender	Expiration	September 30, 2015	December 31, 2014
Revolving credit facility(a)	Wilmington Trust	April 4, 2018	$56,968	$0
Revolving credit facility	Capital One	August 17, 2018	0	34,299
Current portion of long-term debt			0	13
Total			$56,968	$34,312
______________________
(a) Includes accrued interest paid in-kind of $20 at September 30, 2015.
The Company incurred interest expense of $10,349 and $9,858 for the three months ended September 30, 2015 and 2014, respectively, and $30,597 and $29,916 for the nine months ended September 30, 2015 and 2014, respectively, for all outstanding borrowings. None of the interest is subject to capitalization for the three and nine months ended September 30, 2015 and 2014.
Debtor-in-Possession Credit Agreement
On October 5, 2015, the Company filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code. See Note 1.
On October 6, 2015, the Company obtained approval from the Bankruptcy Court of the DIP Credit Agreement between the Company and the Supporting Parties. The DIP Credit Agreement provides for a senior secured, super-priority delayed draw term loan and consists of approximately $90,000 for the purposes of (i) refinancing in full the borrowings outstanding under the Wilmington Trust Credit Facility and (ii) providing additional funding of $30,000, which carries a commitment fee of 2%. The DIP Credit Agreement bears interest at 7.0% for Eurodollar rate loans and 6.0% for base rate loans. Subject to certain conditions, the maturity date of the DIP Credit Agreement is the earlier to occur of April 5, 2016 or the Effective Date of the Plan.
On the Effective Date of the Plan, the DIP Credit Agreement will convert to an Exit Term Loan Facility providing for an additional $30,000 in financing, which carries a commitment fee of 2%. The facility bears interest at the LIBOR based rate plus 10.0% and matures four years after conversion. The facility is secured by a first priority senior lien on substantially all assets of the Company.

Wilmington Trust will continue to act as administrative agent for both the DIP Credit Agreement and the Exit Term Loan Facility. See Note 1.
On January 11, 2016, the Company, the Creditors' Committee and the Supporting Parties reached an agreement on key terms of the Plan which includes a commitment of $40,000 in additional exit capital through an asset-based credit facility from either a third party lender or the Supporting Parties. This additional commitment will be in addition to the $40,000 of new capital previously contemplated by the Equity Commitment Agreement and the Exit Term Loan Facility. See Note 1.
Revolving Credit Facility - Wilmington Trust
On October 5, 2015, the Wilmington Trust Credit Facility was replaced by the DIP Credit Agreement.
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
The Wilmington Trust Credit Facility provided for a $90,000 asset-based revolving credit facility and was scheduled to mature on April 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility were subject to specified borrowing base requirements not to exceed $60,000. Amounts repaid under the Wilmington Trust Credit Facility could not be re-borrowed.
Borrowings under the Capital One Credit Facility continued under the Wilmington Trust Credit Facility and bore interest at a LIBOR based rate plus 5.0% or a rate based on the prime rate plus 4.0%. New borrowings under the Wilmington Trust Credit Facility bore interest at a LIBOR based rate plus 7.0% or a rate based on the prime rate plus 6.0%, and was subject to specified borrowing requirements and covenants. The Company recorded a loss of $362 on extinguishment of the Capital One Credit Facility.
The Wilmington Trust Credit Facility was secured by a lien on substantially all of the assets of the Company's and its domestic subsidiaries, subject to some restrictions. Among other provisions, the Wilmington Trust Credit Facility required that the Company maintain a lockbox arrangement and contained certain subjective acceleration clauses. In addition, the Wilmington Trust Credit Facility may have, at its discretion, adjusted the advance restrictions and criteria for eligible inventory and accounts receivable. The Wilmington Trust Credit Facility contained cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would have caused an event of default under the Wilmington Trust Credit Facility. If an event of default occurred and was continuing under the Wilmington Trust Credit Facility, the Wilmington Trust Credit Facility may have, among other things, terminated the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions, and required the Company to repay all outstanding amounts.
On August 17, 2015, the Company also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit the Company to enter into the Wilmington Trust Credit Facility. See Note 7.
As of September 30, 2015, the Company was not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Wilmington Trust Credit Facility. For the July 1, 2015 through September 30, 2015 covenant reference period, its fixed charge coverage ratio (as defined in the Wilmington Trust Credit Facility) was (0.43) to 1.00 as compared with the covenant minimum of 1.27 to 1.00, and its adjusted EBITDA (as defined in the Wilmington Trust Credit Facility) was $(5,056) as compared with the covenant minimum of $25,071.
Additionally, the commencement of the Chapter 11 Cases as described in Note 1 constitutes an event of default and all commitments under the Wilmington Trust Credit Facility were terminated and all loans (including accrued interest and all other amounts outstanding under this facility) became immediately due and payable. As a result of the filing of the Chapter 11 Cases, the Company believes that the ability of the Debtors' creditors to seek remedies to enforce their respective rights against the Debtors under this and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code and certain contractual agreements.
Revolving Credit Facility - Capital One
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
Note 7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Senior Secured Notes due 2020 (a)	$211,817	$208,084
Standard General Loan Agreement (b)	9,113	9,049
Standard General Credit Agreement	15,000	0
Other	0	268
Total long-term debt	235,930	217,401
Current portion of debt	0	(13)
Long-term debt, net of current portion	$235,930	$217,388
______________________
(a) Includes accrued interest paid in-kind of $10,438 and $7,233 and net of unamortized discount of $4,621 and $5,149 at September 30, 2015 and December 31, 2014, respectively.
(b) Net of unamortized discount of $752 and $816 at September 30, 2015 and December 31, 2014, respectively.

Bankruptcy Filing and Support Agreement
On October 5, 2015, the Company filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code. See Note 1.
The commencement of the Chapter 11 Cases constitutes an event of default under the indenture, dated April 4, 2013, that governs the Notes as well as the Standard General Credit Agreement and the Standard General Loan Agreement. As a result of the filing of the Chapter 11 Cases, all commitments under the various facilities were terminated and all loans (with accrued interest thereon) and all other amounts outstanding under such facilities became immediately due and payable.
As a result of the filing of the Chapter 11 Cases, the Company believes that the ability of the Debtors' creditors to seek remedies to enforce their respective rights against the Debtors under these and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code and certain contractual agreements.
On October 4, 2015, the Company entered into a Restructuring Support Agreement with the syndicate of lenders of the Wilmington Trust Credit Facility, which are also the majority holders of the Notes. Under the terms of the Restructuring Support Agreement, the holders of the Notes will be entitled to receive on a pro rata basis, 100% of the equity interest in the reorganized Company after the conclusion of the Chapter 11 Cases, subject to certain exceptions and additional equity interests being issued or reserved under the Equity Commitment Agreement. See Note 1.
Senior Secured Notes due 2020
The Company has outstanding Notes issued at 97% of the $206,000 par value on April 4, 2013. The Notes mature on April 15, 2020 and bear interest at 15% per annum, of which 2% is payable in-kind until April 14, 2018 and in cash on subsequent interest dates. On April 14, 2015, the Company paid $13,803 in interest on the Notes. The Company did not make the scheduled interest payment on the Notes due on October 15, 2015, which was approximately $13,900.
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
As of September 30, 2015, the Company was in compliance with the covenants of the Indenture. The commencement of the Chapter 11 Cases on October 5, 2015 constituted an event of default under the Indenture.
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
On August 17, 2015, in connection with the Wilmington Trust Credit Facility, the Company entered into the Third Amendment to the Standard General Loan Agreement, which amends certain provision of the Standard General Loan Agreement to permit the transaction contemplated by the Wilmington Trust Credit Facility and provides for the payment of consent fees and certain releases and equity registration rights in favor of Standard General.
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
Additionally, under the Restructuring Support Agreement discussed above, Standard General agreed to waive any defaults under this credit agreement (other than defaults arising from the Company's subsidiary's failure to pay principal and interest as they become due) necessary to implement treatment of this credit agreement under the Plan contemplated under the Restructuring Support Agreement and to make reasonable modifications to this credit agreement so long as the Company does not take any action that materially adversely affects the rights of Standard General under this credit agreement and the Plan provides for the reinstatement of Standard General's claims under this credit agreement.
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

The following tables present carrying amounts and fair values of the Company's financial instruments as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company did not have any assets or liabilities categorized as Level 1 as of September 30, 2015.

		September 30, 2015
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$211,817	$163,099
Standard General Loan Agreement	Level 3 Liability	9,113	8,795
Standard General Credit Agreement	Level 3 Liability	15,000	13,590
Lion Warrant	Level 3 Liability	(a)	724
		$235,930	$186,208

		December 31, 2014
		Carrying Amount	Fair Value
Senior Secured Notes due 2020	Level 2 Liability	$208,084	$211,538
Standard General Loan Agreement	Level 3 Liability	9,049	8,868
Lion Warrant	Level 3 Liability	(a)	19,239
		$217,133	$239,645
______________________
(a) No cost is associated with these liabilities (see Note 11).

The following table presents a summary of changes in fair value of the Lion Warrant (Level 3 financial liabilities), which are marked to market on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$7,318	$16,489	$19,239	$20,954
Adjustments included in earnings (a)	(6,594)	(1,785)	(18,515)	(6,250)
Balance at September 30	$724	$14,704	$724	$14,704
______________________
(a) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gains are recorded in unrealized gain on change in fair value of warrants in the consolidated statements of operations.
At September 30, 2015, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Note 9. Income Taxes
Income taxes for the three and nine months ended September 30, 2015 and 2014 were computed using an effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company incurred losses from operations for the three and nine months ended September 30, 2015 and 2014. Based upon these results and the recent history of cumulative losses for the prior three years, as well as trends in the Company's performance projected through 2015, the Company's management believes that it is more likely than not deferred tax assets in certain jurisdictions are not fully realizable. Accordingly, the Company will not record any income tax benefits in the condensed consolidated financial statements until it is determined that the Company will generate sufficient taxable income in the respective jurisdictions to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the net deferred tax assets in certain jurisdictions, primarily in the U.S., and partial valuation allowances in certain foreign jurisdictions, is required.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Tax years that remain subject to examination by the Internal Revenue Service are 2012 through 2014. The Company's state and foreign tax returns are open to audit for the calendar years 2010 through 2014.

Note 10. Related Party Transactions
Personal Guarantees by Mr. Charney
As of September 30, 2015, Mr. Charney personally guaranteed the Company's obligations under two property leases aggregating $3,984.
Lease Agreement between the Company and a Related Party
The Company has an operating lease expiring in November 2016 for its knitting facility with American Central Plaza LLC, which is partially owned by Mr. Charney and Marty Bailey, the Company's Chief Manufacturing Officer. Mr. Charney holds an 18.75% ownership interest in American Central Plaza LLC while Mr. Bailey holds a 6.25% interest. The remaining members of American Central Plaza LLC are not affiliated with the Company. Rent expenses (including property taxes and insurance payments) related to this lease were $155 for both the three months ended September 30, 2015 and 2014, respectively, and $466 for both the nine months ended September 30, 2015 and 2014.
Agreements between Mr. Charney and Standard General
As of September 30, 2015, Mr. Charney owned 40.8% of the Company's outstanding common stock, and Mr. Charney and Standard General collectively controlled the right to vote such common stock as described below.
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
Note 11. Stockholders' Deficit
On October 5, 2015, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code. In connection with the Restructuring Support Agreement entered into on October 4, 2015, the Supporting Parties will receive on a pro rata basis, 100% of the equity interest in the reorganized Company after the conclusion of the Chapter 11 cases. In addition, on the Effective Date of the Plan, the Company's current outstanding common stock, any preferred stock purchase rights and any options, warrants or any other equity interests will be extinguished with no consideration. See Note 1.
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

At-The-Market Offering
On May 11, 2015, the Company commenced a $10,000 "at-the-market" offering program. Under the program, the Company offered and sold shares of its common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). As of September 30, 2015, the Company had issued 4,121 shares of its common stock for net proceeds of $1,998. The Company used the net proceeds generated through the program for working capital and general corporate purposes.
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
As of September 30, 2015, the fair value of the 24,523 Lion Warrants, estimated using the Binomial Lattice option valuation model was $724 and was recorded as a current liability in the consolidated balance sheets. The calculation assumed a stock price of $0.11, exercise price of $0.66, volatility of 67.20%, annual risk free interest rate of 1.75%, a contractual remaining term of 6.5 years and no dividends. These warrants will expire on February 18, 2022.
The following table presents a summary of common stock warrants activity as of September 30, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding - January 1, 2015	24,511	$0.66	7.2
Issued (a)	24,523	$0.66	6.5
Forfeited (a)	(24,511)	$0.66
Expired	0
Outstanding - September 30, 2015	24,523	$0.66	6.5
Fair value - September 30, 2015	$724
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
The Company had common stock under various options, warrants and other agreements at September 30, 2015 and December 31, 2014. The effects of 33,462 and 39,627 shares at September 30, 2015 and 2014, respectively, were excluded from the calculation of net loss per share for three and nine months ended September 30, 2015 and 2014 because their impact would have been anti-dilutive.
A summary of the potential stock issuances under various options, warrants and other agreements that could have a dilutive effect on the shares outstanding are as follows:

	September 30,
	2015	2014
Lion warrants	24,523	24,511
Shares issuable to Mr. Charney based on market conditions (a)	6,806	13,611
Employee options and restricted stock units	2,133	1,505
	33,462	39,627
______________________
(a) Charney Anti-Dilution Rights pursuant to the April 26, 2011 Investor Purchase Agreement, of which each 6,805 expired unexercised on April 15, 2015 and 2014 (Note 12).

Note 12. Share-Based Compensation
On October 5, 2015, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code. In connection with the Restructuring Support Agreement entered into on October 4, 2015, the Supporting Parties will receive on a pro rata basis, 100% of the equity interest in the reorganized Company after the conclusion of the Chapter 11 cases. In addition, on the Effective Date of the Plan, the Company's current outstanding common stock, any preferred stock purchase rights and any options, warrants or any other equity interests will be extinguished with no consideration. See Note 1.
The American Apparel, Inc. 2011 Omnibus Stock Incentive Plan (the "2011 Plan") authorized the granting of a variety of incentive awards, the exercise or vesting of which would allow up to an aggregate of 17,500 shares of the Company's common stock to be acquired by the holders of such awards and authorized up to 3,000 shares that might be awarded to any one participant during any calendar year. The purpose of the 2011 Plan was to provide an incentive to selected employees, directors, independent contractors, and consultants of the Company or its affiliates, and provided that the Company might grant options, stock appreciation rights, restricted stock, and other stock-based and cash-based awards. As of September 30, 2015, there were 9,408 shares available for future grants under the 2011 Plan.
The Company had identified a clerical discrepancy in its records pertaining to the total historic number of shares issued in connection with grants of common stock to employees under its stock incentive plans, which resulted in an immaterial adjustment to issued and outstanding shares in the second quarter of 2015.
Restricted Share Awards - The following table presents a summary of the restricted share awards activity as of September 30, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	103	$1.17	0.3
Granted	578	$0.36
Vested	(673)	$0.47
Forfeited	(8)	$1.88
Non-vested - September 30, 2015	0	0	0.0
On January 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 10 to 19 shares each based on grant date fair value of $1.05 per share. On April 2, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 15 to 29 shares each based on the grant date fair value of $0.69 per share. On July 10, 2015, the Company issued quarterly stock grants to six directors for services performed ranging from approximately 16 to 38 shares each based on the grant date fair value of $0.52 per share. On September 30, 2015, the Company issued quarterly stock grants to five directors for services performed of approximately 63 shares each based on the grant fair value of $0.16 per share.
Vesting of the restricted share awards is immediate in the case of members of the Board. Share-based compensation is recognized over the vesting period based on the grant-date fair value.
Restricted Stock Units - The following table presents a summary of the restricted stock units activity as of September 30, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Period (in years)
Non-vested - January 1, 2015	0	$0.00	0.0
Granted	1,237	$0.70
Vested	(191)	$0.71
Forfeited	0	$0.00
Non-vested - September 30, 2015	1,046		1.6
In 2015, the Company granted 1,237 shares of restricted stock units to certain employees under the 2011 Plan. These awards will vest, subject to each employee's continued service, over three years, with one-third of the total number of shares subject to each award vesting on the first anniversary of the date of grant. In addition, the Company granted a one-time award of restricted stock units for 150 shares of common stock each to three senior management in recognition of their services to the Company, which vested on April 15, 2015. The fair value of the restricted share grant was determined based on the market price on the date of grant. Share-based compensation is recognized over the vesting period based on the grant-date fair value.

Stock Option Awards - The following table presents a summary of the stock option activity as of September 30, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2015	0	$0.00	0.0
Granted	1,087	$0.70
Exercised	0	$0.00
Forfeited	0	$0.00
Expired	0	$0.00
Outstanding - September 30, 2015	1,087	$0.70	9.5	$0
Vested - September 30, 2015	41	$0.71	9.5	$0
Non-vested - September 30, 2015	1,046	$0.70	9.5	$0
In 2015, the Company awarded stock options for 1,087 shares of its common stock to certain employees under the 2011 Plan. These awards will vest, subject to each employee's continued service, over three years, with one-third of the total number of shares subject to each award vesting on the first anniversary of the date of grant, and remain exercisable for ten years from the date of grant. The fair value of the stock option awards is estimated using the Black-Scholes option pricing model at the grant date.
The fair value of stock options granted during the nine months ended September 30, 2015 was $400. The calculation assumed a stock price of $0.70, exercise price of $0.70, volatility of 61.28%, annual risk free interest rate of 0.93%, expected option life of six years and no dividends.
Share-Based Compensation Expense - The Company recorded share-based compensation expenses of $147 and $1,106 for the three months ended September 30, 2015 and 2014, respectively, and $561 and $3,764 for the nine months ended September 30, 2015 and 2014, respectively, related to its share-based compensation awards that are expected to vest. No amounts have been capitalized. As of September 30, 2015, unrecorded compensation cost related to non-vested awards was $946, which is expected to be recognized within a year.
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
Note 13. Commitments and Contingencies
Operating Leases
The Company conducts retail operations under operating leases that expire at various dates through 2034. The Company's primary manufacturing facilities and executive offices are currently under a long-term lease that expires on July 31, 2019. The rent expenses (including real estate taxes and common area maintenance costs) were $18,601 and $18,271 for the three months ended September 30, 2015 and 2014, respectively, and $52,331 and $55,611 for the nine months ended September 30, 2015 and 2014. The Company did not incur any significant contingent rent during these periods. Rent expense is allocated to cost of sales for production-related activities, selling expenses for retail stores, and the remainder to general and administrative expenses in the consolidated statements of operations.
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

Advertising
The Company had approximately $414 in open advertising commitments at September 30, 2015, which were primarily allocated among print advertisements in newspapers, magazines and outdoor advertising. The majority of these commitments were paid in 2015.
Note 14. Workers' Compensation and Other Self-Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, medical benefits provided to employees, and general liability claims. General liability primarily relates to litigation that arises from store operations.
Estimating liability is a difficult process as many factors can ultimately affect the final settlement of a claim and, therefore, the reserve required. Changes in future inflation rates, litigation trends, legal interpretations, benefit levels, and settlement patterns, among other factors, can impact ultimate claim costs. The Company estimates liability by utilizing loss development factors based on its specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although the Company does not expect ultimate claim costs to significantly differ from its estimates, self-insurance reserves could be affected if actual developed claims fluctuate considerably from the historical trends and the assumptions applied. The Company's estimated claims are discounted using a rate of 1.55% with a duration that approximates the duration of its self-insurance reserve portfolio. The undiscounted liabilities were $22,379 and $20,409 as of September 30, 2015 and December 31, 2014, respectively.
The workers' compensation liability is based on an estimate of losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. To guarantee performance under the workers' compensation program, the Company issued standby letters of credit of $300 in favor of insurance companies' beneficiaries as of both September 30, 2015 and December 31, 2014, and cash deposits of $21,053 and $16,124 in favor of insurance company beneficiaries as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company recorded a total reserve of $21,428, of which $5,832 is included in accrued expenses and $15,596 is included in other long-term liabilities on the consolidated balance sheets. At December 31, 2014, the Company recorded a total reserve of $19,560, of which $5,321 is included in accrued expenses and $14,239 is included in other long-term liabilities on the consolidated balance sheets.
The Company self-insures its health insurance benefit obligations while the claims are administered through a third party administrator. The medical benefit liability is based on estimated losses for claims incurred but not paid at the end of the period. Funding is made directly to the providers and/or claimants by the insurance company. The Company's total reserve of $1,517 and $1,439 was included in accrued expenses in the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.
Note 15. Business Segment and Geographic Area Information
The Company reports the following four operating segments based on the management approach: U.S. Wholesale, U.S. Retail, Canada, and International. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.
The U.S. Wholesale segment consists of the Company's wholesale operations of undecorated apparel products sold to distributors and third party screen printers in the U.S. as well as its online consumer sales. The Retail segment consists of the Company's retail operations in the U.S., which comprised 130 retail stores as of September 30, 2015. The Canada segment includes wholesale, retail, and online consumer operations in Canada. As of September 30, 2015, the retail operations in the Canada segment comprised 30 retail stores. The International segment includes wholesale, retail, and online consumer operations outside of the U.S. and Canada. As of September 30, 2015, the retail operations in the International segment comprised 67 retail stores operating in 17 countries outside the U.S. and Canada. All of the Company's retail stores sell its apparel products directly to consumers.
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

The following tables present key financial information of the Company's reportable segments before unallocated corporate expenses:

	Three Months Ended September 30, 2015
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$37,197	$0	$2,380	$1,594	$41,171
Retail net sales	0	39,842	8,008	26,357	74,207
Online consumer net sales	7,257	0	436	2,981	10,674
Total net sales to external customers	44,454	39,842	10,824	30,932	126,052
Gross profit	5,176	24,754	5,920	17,808	53,658
(Loss) income from segment operations	(4,746)	(702)	1,355	(1,075)	(5,168)
Depreciation and amortization	2,019	1,610	157	650	4,436
Capital expenditures	316	96	50	96	558
Retail store impairment	0	211	60	932	1,203
Deferred rent (benefit) expense	(57)	(782)	264	(129)	(704)

	Three Months Ended September 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$41,179	$0	$2,699	$3,007	$46,885
Retail net sales	0	50,277	9,957	35,588	95,822
Online consumer net sales	8,797	0	558	3,807	13,162
Total net sales to external customers	49,976	50,277	13,214	42,402	155,869
Gross profit	13,761	32,722	7,343	28,713	82,539
Income (loss) from segment operations	7,178	2,235	1,316	(937)	9,792
Depreciation and amortization	2,132	2,807	414	1,051	6,404
Capital expenditures	(24)	1,024	160	428	1,588
Retail store impairment	0	581	114	498	1,193
Deferred rent benefit	(15)	(284)	(56)	(165)	(520)

	Nine Months Ended September 30, 2015
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$119,608	$0	$6,105	$4,866	$130,579
Retail net sales	0	117,787	22,232	75,394	215,413
Online consumer net sales	26,188	0	1,997	10,532	38,717
Total net sales to external customers	145,796	117,787	30,334	90,792	384,709
Gross profit	26,805	70,826	14,058	50,977	162,666
Income (loss) from segment operations	5,367	(10,095)	(685)	(5,855)	(11,268)
Depreciation and amortization	6,252	5,860	655	2,396	15,163
Capital expenditures	1,329	320	569	282	2,500
Retail store impairment	0	1,900	282	2,199	4,381
Deferred rent (benefit) expense	(74)	(198)	185	(616)	(703)

	Nine Months Ended September 30, 2014
	U.S. Wholesale	U.S. Retail	Canada	International	Consolidated
Wholesale net sales	$128,361	$0	$7,434	$7,007	$142,802
Retail net sales	0	141,712	27,137	100,800	269,649
Online consumer net sales	28,606	0	2,120	12,185	42,911
Total net sales to external customers	156,967	141,712	36,691	119,992	455,362
Gross profit	47,122	91,521	20,003	78,254	236,900
Income (loss) from segment operations	26,045	(560)	1,912	1,714	29,111
Depreciation and amortization	6,497	8,972	1,269	3,084	19,822
Capital expenditures	2,133	3,496	353	2,693	8,675
Retail store impairment	0	696	114	1,111	1,921
Deferred rent benefit	(415)	(2,636)	(155)	(455)	(3,661)
Reconciliation of reportable segments combined income (loss) from operations to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated income (loss) from operations of reportable segments	$(5,168)	$9,792	$(11,268)	$29,111
Unallocated corporate expenses	(15,098)	(19,871)	(44,924)	(44,106)
Interest expense	(10,349)	(9,858)	(30,597)	(29,916)
Foreign currency transaction loss	(463)	(616)	(1,167)	(748)
Unrealized gain on change in fair value of warrants	6,594	1,785	18,515	6,250
(Loss) gain on extinguishment of debt	(362)	171	(362)	171
Other (expense) income	(251)	57	(140)	5
Consolidated loss before income taxes	$(25,097)	$(18,540)	$(69,943)	$(39,233)

Net sales by geographic location of customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$84,296	$100,253	$263,583	$298,679
Europe (excluding the United Kingdom)	12,245	17,440	34,854	50,105
Canada	10,824	13,214	30,334	36,691
United Kingdom	7,967	11,158	23,558	31,527
South Korea	3,906	4,287	11,095	9,867
Japan	2,192	3,203	6,731	10,266
China	1,963	2,262	5,841	6,002
Australia	1,377	2,306	4,804	6,891
Other foreign countries	1,282	1,746	3,909	5,334
Total consolidated net sales	$126,052	$155,869	$384,709	$455,362
Note 16. Litigation
The Company is subject to various claims and contingencies in the ordinary course of business that arise from litigation, business transactions, operations, employee-related matters, or taxes. The Company establishes reserves when it believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss or range of loss, or a statement that such an estimate cannot be made. Insurance may cover a portion of such losses; however, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on the Company's business, financial position, results of operations, or cash flows. In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. On January 27, 2016, the Bankruptcy Court entered the Confirmation Order confirming the Plan. Under the Plan, the Company's financial responsibility for the following claims will be discharged and/or permanently enjoined, subject to ongoing obligations to indemnify certain parties named as co-defendants in some of the listed litigation.
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
In July 2014, two shareholder derivative lawsuits were filed in the Court that were subsequently consolidated for all purposes into a case entitled In re American Apparel, Inc. 2014 Shareholder Derivative Litigation, Lead Case No. CV1405230 (the "Second Derivative Action," and together with the First Derivative Action, the "Federal Derivative Actions"). Plaintiffs in the Second Derivative Action alleged similar causes of action for breach of fiduciary duty by failing to (i) maintain adequate internal control and exercise proper oversight over Mr. Charney, whose alleged misconduct and mismanagement has purportedly harmed the Company's operations and financial condition, (ii) ensure Mr. Charney's suspension as CEO did not trigger material defaults under two of the Company's credit agreements, and (iii) prevent Mr. Charney from increasing his ownership percentage of the Company. The Second Derivative Action primarily seeks to recover damages and reform corporate governance and internal procedures. The Company does not maintain any direct exposure to loss in connection with these shareholder derivative lawsuits. The Company's status as a "Nominal Defendant" in the actions reflects that the lawsuits are purportedly maintained by the named plaintiffs on behalf of American Apparel and that plaintiffs seek damages on the Company's behalf. On April 28, 2015, the Court granted the Company's motion to dismiss, with leave to amend. On July 17, 2015, the Court dismissed the action, without prejudice, for failure to prosecute and to comply with court rules and orders. A Notice of Appeal to the Ninth Circuit Court of Appeals was filed on August 17, 2015.
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
On April 21, 2015, former employee and purported shareholder Jan Willem Hubner and purported shareholder Eric Ribner filed suit against Company directors and the Company in the Court (Case No. 15-2965). This matter was filed as a related case with respect to In re American Apparel, Inc. 2014 Derivative Shareholder Litigation. The lawsuit alleges the following counts: (1) violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; (2) violation of Section 20(a) of the Securities Exchange Act; (3) breach of the duty of disclosure/candor; and (4) aiding and abetting breaches of the duty of disclosure/candor. Both of plaintiffs’ claims are premised on the ground that American Apparel’s April 28, 2014, Proxy Statement (Schedule 14-A) issued in advance of the Company’s 2014 Annual Meeting contained misrepresentations and omissions. On May 1, 2015, plaintiffs filed a motion for preliminary injunction seeking relief substantially similar to that sought by the complaint itself (the "Motion"). On June 8, 2015, the Court denied the Motion. On June 18, 2015, plaintiffs stipulated to dismissal of this action, with prejudice. On June 26, 2015, plaintiffs filed a Notice of Appeal. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims on appeal. On July 28, 2015, defendants filed a motion to dismiss the appeal for lack of jurisdiction (the "Motion to Dismiss"). On November 19, 2015, the Ninth Circuit denied the Motion to Dismiss, without prejudice to renewing arguments in the answering brief. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 30, 2015, former employee and purported shareholder Eliana Gil Rodriguez filed a putative class action lawsuit against Company directors, a former Company officer, and Standard General L.P. in the Delaware Chancery Court (Case No. 10944). The lawsuit alleges breach of fiduciary duty claims in connection with the Company's 2014 annual meeting, its secondary offering, the Standstill Agreement, the 2014 adoption of a rights plan, and certain amendments to the bylaws against the former and current Company directors and the named former Company officer. In addition, the lawsuit alleges that Standard General aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks declaratory relief and requests that the Court order a revote of the Class A directors. On September 18, 2015, the Court granted plaintiff's voluntary dismissal of this action without prejudice.

Employment Matters
On April 16, 2015, former employees Carlos Hirschberg, Cesar Antonio Palma Cordero, and Dominga Valencia filed a putative class action lawsuit against the Company in the United States District Court for the Central District of California (Case No. 2:15-CV-02827), asserting: (i) violation of the WARN Act (29 U.S.C. § 2101 et seq.); (ii) violation of the California WARN Act (Labor Code §1400 et seq.), and (iii) unfair business practices under California Business and Professions Code §17200 et seq.). The judge in this matter has since dismissed Mr. Hirschberg as a plaintiff. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. This matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On April 20, 2015, former employee David Nisenbaum filed a lawsuit against the Company in Los Angeles Superior Court (Case No. BC579342) asserting: (1) religious discrimination in violation of the California Fair Employment and Housing Act (FEHA); (2) failure to prevent discrimination in violation of FEHA; (3) retaliation in violation of FEHA; (4) wrongful termination in violation of public policy; (5) violation of Labor Code § 1102.5; (6) violation of Labor Code § 1198.5; (7) intentional infliction of emotional distress; and (8) violation of California Business & Professions Code §§ 17200 et seq. On August 11, 2015, the parties stipulated to arbitration. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. This matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On or about June 23, 2014, Mr. Charney submitted a demand in arbitration against the Company in connection with his suspension, which had been stayed pending the determination of the Suitability Committee in the Internal Investigation. As a result of Mr. Charney's termination for cause, such stay is no longer in effect. On March 26, 2015, Mr. Charney submitted correspondence to the arbitration body requesting a reinstatement of his demand for arbitration. Mr. Charney has indicated that he intends to seek damages of up to $35 million in connection with claims allegedly arising from his termination for cause. Arbitration has been scheduled for February 2017. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. This matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On May 12, 2015, Mr. Charney filed a lawsuit against the Company and a Company director in the Superior Court of the State of California for the County of Los Angeles, asserting: (1) defamation; and (2) false light. Mr. Charney alleges that he was defamed and painted in a false light in an April 2015 letter written by the Company director and disseminated to American Apparel employees that states that Mr. Charney was terminated for cause and agreed that he would not return to the Company if he was found not to be suitable pursuant to an independent investigation conducted by the Board. Mr. Charney seeks damages in excess of $20 million. On June 19, 2015, the Company filed an anti-SLAPP Motion seeking to strike the Complaint. On September 30, 2015, the Court granted the anti-SLAPP Motion, effectively dismissing claims as to the Company. On November 20, 2015, Mr. Charney filed a notice of appeal with the California Court of Appeal. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. This matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

On June 4, 2015, Mr. Charney filed a lawsuit against the Company in Delaware Chancery Court (Case No. 11098-CB) asserting counts for: (1) advancement; and (2) fees on fees. Mr. Charney seeks indemnification for fees and expenses incurred in the lawsuit captioned American Apparel, Inc. v. Dov Charney, Case No. 11033-CB, also filed in Delaware Chancery Court, alleging counts for: (1) breach of contract; and (2) breach of the implied covenant of good faith and fair dealing (the "Breach of Contract Action"). The Breach of Contract Action alleges that Mr. Charney violated a Nomination, Standstill and Support Agreement entered into on July 9, 2014, by, among other things, seeking the removal of members of the Board elected at the Company's 2014 annual meeting or by instigating, encouraging, joining, acting in concert with and assisting third parties seeking such removal, and by disparaging the Company by making negative comments about the Company at employee meetings and to the media. The Court entered judgment dismissing Mr. Charney's action for advancement and fees on fees, with prejudice, on September 25, 2015.
On June 19, 2015, Mr. Charney filed a lawsuit against the Company and a Company director in the Superior Court of the State of California for the County of Los Angeles (Case No. BC585664), asserting: (1) defamation; (2) false light; (3) intentional interference with actual economic relations; (4) intentional interference with prospective economic relations; and (5) violation of Business & Professions Code §§ 17200 et seq. Mr. Charney alleges that he was defamed by the Company director who Mr. Charney alleges told a large shareholder that he was being investigated for matters "criminal" in nature. Mr. Charney seeks damages in excess of $30 million. On August 13, 2015, the Company filed a motion seeking to strike the complaint. The motion was set for hearing on November 2, 2015. However, this matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company believes that all such claims are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
On June 24, 2015, Mr. Charney filed a lawsuit against the Company, Standard General, L.P. (and certain of its funds), Company directors and a former Company officer in the Superior Court of the State of California for the County of Los Angeles (Case No. BC586119), asserting: (1) violation of California Corporations Code § 25401; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) breach of fiduciary duty; (5) fraud in the inducement/rescission; (6) conspiracy; (7) intentional infliction of emotional distress; (8) negligent infliction of emotional distress; and (9) declaratory relief. Mr. Charney alleges that certain Company officers and directors engaged in fraud and conspiracy to induce Mr. Charney to dilute his equity in the Company such that defendant parties could control the Company. Mr. Charney seeks damages in excess of $100 million. On July 29, 2015, defendants, Standard General, L.P., Standard General Master Fund L.P., and P Standard General Ltd., filed a motion to stay on the ground of inconvenient forum. The Company filed a notice of joinder to the motion this same day. On December 22, 2015, the Court granted the motion in part and stayed the matter in its entirety until all appeals are exhausted, dismissal or final judgment is entered in any case initiated in Delaware, involving all the same issues and parties, or further order of the court. On January 14, 2016, Mr. Charney filed a notice of appeal. The Company believes that Mr. Charney's claims in his June 4, 2015 lawsuit are without merit and intends to vigorously dispute the validity of these claims. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
In the first three quarters of 2015, a number of unfair labor practices charges were filed against the Company with the National Labor Relations Board alleging violations of the National Labor Relations Act. All of the unfair labor practice charges that were filed have since been dismissed. Nine of these charges have been appealed and remain pending. The Company believes that all such charges are without merit and intends to vigorously dispute the validity of these charges. The Company is unable to predict the outcome of the nine charges at this time, and any views formed as to the viability of these charges or the financial liability, if any, which could result may change from time to time as the matters proceed through their course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that these charges together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
In addition, the Company is currently engaged in other employment-related claims incidental to its business. The Company believes that all such claims are without merit or not material and intends to vigorously dispute the validity of these claims. These matters are currently stayed with respect to the Company, pursuant to the automatic stay effected by the Company's bankruptcy filing on October 5, 2015. While the final resolution of such claims cannot be determined based on information at this time, the Company believes, but cannot provide assurance that, the amount and ultimate liability, if any, with respect to these actions will not materially affect its business, financial position, results of operations, or cash flows. Should any of these matters be decided against the Company, it could not only incur liability but also experience an increase in similar suits and suffer reputational harm.
Other Matters
On April 2, 2015, a purported customer of the Company filed a putative class action, (in San Diego Superior Court (Case No. 37-2015-00011243), for violations of California Civil Code §1747.08 relating to the Company's alleged practices for collecting e-mail addresses in connection with credit card transactions at its retail stores. This matter is currently stayed with respect to the Company, pursuant to the automatic stay effected by its bankruptcy filing on October 5, 2015. The Company intends to aggressively defend against this matter. The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial liability, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Note 17. Condensed Consolidating Financial Information
On October 5, 2015, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code. In connection with the Restructuring Support Agreement entered into on October 4, 2015, the Supporting Parties and other holders of the Notes will be entitled to receive on a pro rata basis, 100% of the equity interest in the reorganized Company after the conclusion of the Chapter 11 Cases, subject to certain exceptions and additional equity interests being issued or reserved under the Equity Commitment Agreement. The Company's current outstanding common stock, any preferred stock purchase rights and any options, warrants or any other equity interests will be extinguished with no consideration. See Note 1.
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
The following presents the Parent's condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 and its condensed consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014, condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, the Parent's material guarantor subsidiaries and the non-guarantor subsidiaries, and the elimination entries necessary to present the Company's financial statements on a consolidated basis. This condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheets
September 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$5,333	$8,039	$0	$13,372
Trade accounts receivable, net	0	17,057	3,568	0	20,625
Intercompany accounts receivable, net	219,640	(234,914)	15,274	0	0
Inventories, net	0	86,632	20,591	0	107,223
Other current assets	451	15,084	5,082	0	20,617
Total current assets	220,091	(110,808)	52,554	0	161,837
Property and equipment, net	0	26,526	5,066	0	31,592
Investments in subsidiaries	(170,138)	13,733	0	156,405	0
Other assets, net	10,443	31,317	9,308	0	51,068
TOTAL ASSETS	$60,396	$(39,232)	$66,928	$156,405	$244,497
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$56,968	$0	$0	$56,968
Accounts payable	0	34,118	2,924	0	37,042
Accrued expenses and other current liabilities	25,930	26,961	15,063	0	67,954
Fair value of warrant liability	724	0	0	0	724
Other current liabilities	0	3,787	1,775	0	5,562
Total current liabilities	26,654	121,834	19,762	0	168,250
Long-term debt, net	220,930	0	15,000	0	235,930
Other long-term liabilities	488	23,902	3,603	0	27,993
TOTAL LIABILITIES	248,072	145,736	38,365	0	432,173
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	493	(593)	18
Additional paid-in capital	221,311	6,727	8,164	(14,891)	221,311
Accumulated other comprehensive (loss) income	(10,273)	(2,536)	(6,452)	8,988	(10,273)
(Accumulated deficit) retained earnings	(396,575)	(189,259)	26,358	162,901	(396,575)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(187,676)	(184,968)	28,563	156,405	(187,676)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$60,396	$(39,232)	$66,928	$156,405	$244,497

Condensed Consolidating Balance Sheets
December 31, 2014
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
CURRENT ASSETS
Cash	$0	$1,370	$6,973	$0	$8,343
Trade accounts receivable, net	0	19,422	5,876	0	25,298
Intercompany accounts receivable, net	240,989	(229,956)	(11,033)	0	0
Inventories, net	0	116,335	31,137	106	147,578
Other current assets	90	11,290	6,391	0	17,771
Total current assets	241,079	(81,539)	39,344	106	198,990
Property and equipment, net	0	38,932	10,385	0	49,317
Investments in subsidiaries	(115,109)	15,874	0	99,235	0
Other assets, net	8,861	27,463	9,758	0	46,082
TOTAL ASSETS	$134,831	$730	$59,487	$99,341	$294,389
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Revolving credit facilities and current portion of long-term debt	$0	$34,299	$13	$0	$34,312
Accounts payable	0	32,508	3,046	0	35,554
Accrued expenses and other current liabilities	13,498	31,855	16,016	0	61,369
Fair value of warrant liability	19,239	0	0	0	19,239
Other current liabilities	0	9,762	2,038	0	11,800
Total current liabilities	32,737	108,424	21,113	0	162,274
Long-term debt, net	217,133	0	255	0	217,388
Other long-term liabilities	477	25,431	4,335	0	30,243
TOTAL LIABILITIES	250,347	133,855	25,703	0	409,905
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock	18	100	494	(594)	18
Additional paid-in capital	218,779	6,726	7,967	(14,693)	218,779
Accumulated other comprehensive (loss) income	(6,915)	(2,493)	(4,136)	6,629	(6,915)
(Accumulated deficit) retained earnings	(325,241)	(137,458)	29,459	107,999	(325,241)
Less: Treasury stock	(2,157)	0	0	0	(2,157)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(115,516)	(133,125)	33,784	99,341	(115,516)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$134,831	$730	$59,487	$99,341	$294,389

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$95,718	$41,755	$(11,421)	$126,052
Cost of sales	0	67,152	16,813	(11,571)	72,394
Gross profit	0	28,566	24,942	150	53,658
Selling and distribution expenses	0	25,600	17,212	0	42,812
General and administrative expenses	7,523	14,873	7,439	74	29,909
Retail store impairment	0	208	995	0	1,203
(Loss) income from operations	(7,523)	(12,115)	(704)	76	(20,266)
Interest and other expenses	2,907	1,961	493	(530)	4,831
Equity in loss (earnings) of subsidiaries	15,130	1,299	0	(16,429)	0
(Loss) income before income taxes	(25,560)	(15,375)	(1,197)	17,035	(25,097)
Income tax (benefit) provision	0	(17)	480	0	463
Net (loss) income	$(25,560)	$(15,358)	$(1,677)	$17,035	$(25,560)
Other comprehensive (loss) income, net of tax	(1,208)	826	(605)	(221)	(1,208)
Comprehensive (loss) income	$(26,768)	$(14,532)	$(2,282)	$16,814	$(26,768)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$110,401	$55,621	$(10,153)	$155,869
Cost of sales	0	67,669	15,550	(9,889)	73,330
Gross profit	0	42,732	40,071	(264)	82,539
Selling and distribution expenses	0	30,202	22,438	0	52,640
General and administrative expenses	10,101	12,274	16,401	9	38,785
Retail store impairment	0	580	613	0	1,193
(Loss) income from operations	(10,101)	(324)	619	(273)	(10,079)
Interest and other expenses	7,236	1,220	5	0	8,461
Equity in (earnings) loss of subsidiaries	1,847	53	0	(1,900)	0
(Loss) income before income taxes	(19,184)	(1,597)	614	1,627	(18,540)
Income tax provision	0	109	535	0	644
Net (loss) income	$(19,184)	$(1,706)	$79	$1,627	$(19,184)
Other comprehensive income (loss), net of tax	(1,919)	(1,479)	(2,269)	3,748	(1,919)
Comprehensive (loss) income	$(21,103)	$(3,185)	$(2,190)	$5,375	$(21,103)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$284,623	$121,126	$(21,040)	$384,709
Cost of sales	0	201,653	41,391	(21,001)	222,043
Gross profit	0	82,970	79,735	(39)	162,666
Selling and distribution expenses	0	80,774	52,940	0	133,714
General and administrative expenses	11,637	44,560	24,451	115	80,763
Retail store impairment	0	1,897	2,484	0	4,381
Loss from operations	(11,637)	(44,261)	(140)	(154)	(56,192)
Interest and other expenses	9,111	5,010	723	(1,093)	13,751
Equity in loss (earnings) of subsidiaries	50,586	2,288	0	(52,874)	0
(Loss) income before income taxes	(71,334)	(51,559)	(863)	53,813	(69,943)
Income tax provision	0	242	1,149	0	1,391
Net (loss) income	$(71,334)	$(51,801)	$(2,012)	$53,813	$(71,334)
Other comprehensive (loss) income, net of tax	(3,358)	(43)	(2,316)	2,359	(3,358)
Comprehensive (loss) income	$(74,692)	$(51,844)	$(4,328)	$56,172	$(74,692)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net sales	$0	$333,156	$156,683	$(34,477)	$455,362
Cost of sales	0	199,593	53,131	(34,262)	218,462
Gross profit	0	133,563	103,552	(215)	236,900
Selling and distribution expenses	0	91,851	67,294	0	159,145
General and administrative expenses	10,986	46,476	33,367	0	90,829
Retail store impairment	0	695	1,226	0	1,921
(Loss) income from operations	(10,986)	(5,459)	1,665	(215)	(14,995)
Interest and other expenses	20,518	3,774	(54)	0	24,238
Equity in loss (earnings) of subsidiaries	9,351	(200)	0	(9,151)	0
(Loss) income before income taxes	(40,855)	(9,033)	1,719	8,936	(39,233)
Income tax provision	0	154	1,468	0	1,622
Net (loss) income	$(40,855)	$(9,187)	$251	$8,936	$(40,855)
Other comprehensive (loss) income, net of tax	(1,517)	(1,139)	(1,888)	3,027	(1,517)
Comprehensive (loss) income	$(42,372)	$(10,326)	$(1,637)	$11,963	$(42,372)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(21,284)	$(10,236)	$14,312	$0	$(17,208)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(1,649)	(851)	0	(2,500)
Restricted cash	0	(54)	147	0	93
Net cash used in investing activities	0	(1,703)	(704)	0	(2,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(5,714)	0	0	(5,714)
Payments of prior revolving credit facilities, net	0	(34,299)	0	0	(34,299)
Borrowings under current revolving credit facilities, net	0	56,968	0	0	56,968
Borrowings of term loans and notes payable	0	0	14,753	0	14,753
Payments of debt issuance costs	(4,993)	0	0	0	(4,993)
Proceeds from issuance of common stock	1,998	0	0	0	1,998
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(35)	0	0	0	(35)
Payments of capital lease obligations	0	(2,185)	(47)	0	(2,232)
Advances from (to) affiliates	24,314	1,132	(25,446)	0	0
Net cash provided by (used in) financing activities	21,284	15,902	(10,740)	0	26,446
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,802)	0	(1,802)
NET INCREASE IN CASH	0	3,963	1,066	0	5,029
Cash, beginning of period	0	1,370	6,973	0	8,343
Cash, end of period	$0	$5,333	$8,039	$0	$13,372

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$73	$7	$0	$80

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$9,600	$(18,005)	$11,712	$0	$3,307
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(5,629)	(3,046)	0	(8,675)
Proceeds from sale of fixed assets	0	0	52	0	52
Restricted cash	0	0	219	0	219
Net cash used in investing activities	0	(5,629)	(2,775)	0	(8,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	0	(102)	0	0	(102)
Repayments under revolving credit facilities, net	0	(16,532)	(433)	0	(16,965)
Repayments of term loans and notes payable	0	(47)	(10)	0	(57)
Net proceeds from issuance of common stock	28,446	0	0	0	28,446
Payment of payroll statutory tax withholding on share-based compensation associated with issuance of common stock	(414)	0	0	0	(414)
Payments of debt issuance costs	(1,745)	(354)	0	0	(2,099)
Repayments of capital lease obligations	0	(1,885)	(47)	0	(1,932)
Advances (to) from affiliates	(35,887)	43,118	(7,231)	0	0
Net cash provided by (used in) financing activities	(9,600)	24,198	(7,721)	0	6,877
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	0	0	(1,067)	0	(1,067)
NET INCREASE IN CASH	0	564	149	0	713
Cash, beginning of period	0	512	8,164	0	8,676
Cash, end of period	$0	$1,076	$8,313	$0	$9,389

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired, and included in accounts payable	$0	$217	$254	$0	$471

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All U.S. dollar and share amounts in Item 2 are presented in thousands, except for per share items and unless otherwise specified.)
OVERVIEW
A. General
We are a manufacturer, distributor, and retailer of branded fashion basic apparel and accessories for women, men, children and babies. We are based in downtown Los Angeles, California. We also operate a leading wholesale business that supplies high quality T-shirts and other casual wear to distributors and screen printers. In 2003, we opened our first retail store in Los Angeles, California. As of September 30, 2015, we had approximately 8,000 employees and operated 227 retail stores in 19 countries: the U.S., Canada, the U.K., Australia, Austria, Belgium, China, France, Germany, Ireland, Israel, Italy, Japan, Mexico, Netherlands, South Korea, Spain, Sweden, and Switzerland. We currently operate 19 e-commerce stores in 10 languages that serve customers from over 49 countries worldwide at www.americanapparel.com.
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
The following table presents, by segment, the change in retail store count during the three and nine months ended September 30, 2015 and 2014.

	U.S. Retail	Canada	International	Total
Three Months Ended September 30, 2015
Open at June 30, 2015	133	30	74	237
Opened	0	0	0	0
Closed	(3)	0	(7)	(10)
Open at September 30, 2015	130	30	67	227

Three Months Ended September 30, 2014
Open at June 30, 2014	137	31	79	247
Opened	1	0	0	1
Closed	0	0	(3)	(3)
Open at September 30, 2014	138	31	76	245

	U.S. Retail	Canada	International	Total
Nine Months Ended September 30, 2015
Open at December 31, 2014	136	31	75	242
Opened	0	1	1	2
Closed	(6)	(2)	(9)	(17)
Open at September 30, 2015	130	30	67	227

Nine Months Ended September 30, 2014
Open at December 31, 2013	139	32	77	248
Opened	3	0	3	6
Closed	(4)	(1)	(4)	(9)
Open at September 30, 2014	138	31	76	245
B. Comparable Store Sales
The following table presents the changes in comparable store sales for our retail and online stores during the three and nine months ended September 30, 2015 and 2014, and the number of retail stores included in the comparison at the end of each period. Comparable store sales are defined as the percentage change in sales for stores that have been open for more than twelve full months. Remodeled and expanded stores are excluded from the determination of comparable stores during the following twelve months if the remodel or expansion results in a change of greater than 20% of selling square footage. Closed stores are excluded from the base of comparable stores following their last full month of operation.
In calculating constant currency amounts, we convert the results of our foreign operations during the three and nine months ended September 30, 2015 and 2014 by using the weighted-average foreign exchange rate for the current comparable periods to achieve a consistent basis for comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comparable store sales (a)	(14)%	(7)%	(11)%	(6)%
Number of stores in comparison	219	230	225	233
______________________
(a) Comparable store sales results include the impact of online store sales.
C. Executive Summary
As of September 30, 2015, we had $13,372 in cash, $56,968 outstanding on the Wilmington Trust Credit Facility and $3,032 of availability for additional borrowings as of such date.
As of September 30, 2015, we had $211,817 aggregate principal amount of the Notes outstanding. On April 14, 2015, we paid $13,803 in interest on the Notes. We did not make the scheduled interest payment on the Notes due on October 15, 2015, which was approximately $13,900.
Bankruptcy Filing and Restructuring
On October 5, 2015, our domestic subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. The cases are being administered under the caption "In re American Apparel, Inc., et al.," Case Nos. 15-12055 (BLS). We continue to operate our businesses and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not part the Chapter 11 cases. Our common stock has been delisted from the NYSE MKT LLC.
The Chapter 11 Cases were filed in response to our continuing losses and negative cash flows from operations and debt. We plan to continue implementing our strategic plan, which is focused on improving product selection, cost-cutting measures, improving supply chain efficiencies, SKU rationalization, maximizing retail, e-commerce and wholesale opportunities.
On October 4, 2015, we entered into a Restructuring Support Agreement with the syndicate of lenders of the revolving credit facility, which are also the majority holders of the Notes. Under the terms of the Restructuring Support Agreement, the holders of the Notes will be entitled to receive on a pro rata basis, 100% of the equity interest in the reorganized company after the conclusion of the Chapter 11 Cases, subject to certain exceptions and additional equity interests being issued or reserved under the Equity

Commitment Agreement. We also entered into an Equity Commitment Agreement on October 4, 2015, which provides for the Supporting Parties to acquire equity interests in us of at least $10,000 and up to $40,000 after conclusion of the Chapter 11 cases.
On October 6, 2015, we obtained approval from the Bankruptcy Court of the DIP Credit Agreement between us and the Supporting Parties. The DIP Credit Agreement provides for a senior secured, super-priority delayed draw term loan and consists of approximately $90,000 for the purposes of (i) refinancing in full the borrowings outstanding under the Wilmington Trust Credit Facility and (ii) providing additional funding of $30,000, which carries a commitment fee of 2%. On the Effective Date of the Plan, the DIP Credit Agreement will convert to an Exit Term Loan Facility providing for an additional $30,000 in financing, which carries a commitment fee of 2%. The facility is secured by a first priority senior lien on substantially all of our assets. Wilmington Trust shall continue to act as administrative agent for both the DIP Credit Agreement and the Exit Term Loan Facility.
On October 15, 2015, we filed with the Bankruptcy Court the Disclosure Statement, including a Joint Plan of Reorganization by the Debtors and the Debtors in Possession. If the restructuring transactions contemplated by the Plan are consummated, our current outstanding common stock, any preferred stock purchase rights and any options, warrants or any other equity interests will be extinguished with no consideration. In addition, holders of general unsecured claims against us will receive a distribution equal to their pro rata share of (i) units in a litigation trust established for their benefit and (ii) for each voting class that accepts the Plan, cash distribution provided under the Plan which shall be paid in semi-annual installments for one year from the effective date of the Plan. On January 11, 2016, we obtained approval of all voting classes to accept the Plan.
In addition, on January 11, 2016, we reached an agreement with the Creditors' Committee and the Supporting Parties on key terms of the Plan Amendments. The Plan Amendments provide for (i) an increase to the funding of the litigation trust, (ii) an increase to the cash distribution provided under the Plan, which is now available to all unsecured creditors, regardless of whether any voting class accepts or rejects the Plan, and (iii) a waiver from the Supporting Parties of their rights to receive the cash distribution for their general unsecured claims, further increasing the recoveries to the general unsecured creditors. Finally, the Plan Amendments provide for a commitment of $40,000 in additional exit capital through an asset-based credit facility from either a third party lender or the Supporting Parties. This additional commitment will be in addition to the $40,000 of new capital previously contemplated by the Equity Commitment Agreement and the Exit Term Loan Facility discussed above.
Our results of operations do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the Plan or should we be unable to continue as a going concern. Our ability to continue as a going concern is contingent upon the consummation of our Plan and our ability to comply with the financial and other covenants contained in the Restructuring Support Agreement, the DIP Credit Agreement and the Equity Commitment Agreement.
On January 27, 2016, the Bankruptcy Court entered the Confirmation Order confirming the Plan. See Part II, Item 5 of this Quarterly Report on Form 10-Q.
Summary of Financial Results
Net sales for the three months ended September 30, 2015 decreased $29,817, or 19.1%, from the corresponding period in 2014. The decrease was made up of a 14% decline in comparable store sales, an approximately $6,800 impact from foreign exchange related to the strengthening of the U.S. dollar, and an approximately $4,300 impact from store closings. Negatively impacting comparable store sales during the quarter was the lack of new style introductions for the fall and winter selling seasons.
Gross profit as a percentage of sales was 42.6% and 53.0% for the three months ended September 30, 2015 and 2014, respectively. Excluding the effect of the additional inventory reserves in the third quarter described below, gross profit as a percentage of net sales was 46.6% and 53.5% for the three months ended September 30, 2015 and 2014, respectively. The decrease was related to the foreign exchange impact of the strengthening U.S. dollar and higher costs of production, including an increase in workers compensation and health benefit costs.
Operating expenses include selling and distribution and general and administrative expenses. Operating expenses for the three months ended September 30, 2015 decreased $18,704, or 20.5%, from the corresponding period in 2014. Excluding the effects of the significant events described below, operating expenses decreased $13,622, or 17.6% from the corresponding period in 2014. The decrease was primarily due to lower payroll costs from our cost reduction efforts and reduced depreciation expenses and professional fees.

Loss from operations was $20,266 for the three months ended September 30, 2015 as compared to a loss from operations of $10,079 for the three months ended September 30, 2014. Excluding the effects of the significant events described below, our loss from operations would have been $6,086 for the three months ended September 30, 2015. The effects of the lower gross margins were offset by decreases in operating expenses all discussed above.
Net loss for the three months ended September 30, 2015 was $25,560 as compared to a net loss of $19,184 for the three months ended September 30, 2014. The decrease was mainly a result of the change in fair value of warrants of $4,809 offset by an increase in loss from operations of $10,187. See Results of Operations for the three months ended September 30, 2015 for further details.
Significant Events
The table below summarizes the impact to our earnings of certain costs, which we consider to be significant and presents gross profit, operating expenses, and (loss) income from operations on an as-adjusted basis, together with the reconciliation to the mostly directly comparable GAAP measure:

	Three months ended September 30,
	2015	% of Net Sales	2014	% of Net Sales
Gross profit	$53,658	42.6%	$82,539	53.0%
Additional inventory reserves	5,131		0
Customs settlements and contingencies	0		836
Gross profit - adjusted (Non-GAAP)	$58,789	46.6%	$83,375	53.5%

Operating expenses	$72,721	57.7%	$91,425	58.7%
Customs settlements and contingencies	0		(5,711)
Litigation and professional fees	(8,106)		(5,263)
Employment settlements and severance	(779)		(3,087)
Lease termination cost	(164)		(70)
Operating expenses - adjusted (Non-GAAP)	$63,672	50.5%	$77,294	49.6%

Loss from operations	$(20,266)	(16.1)%	$(10,079)	(6.5)%
Additional inventory reserves	5,131		0
Customs settlements and contingencies	0		6,547
Litigation and professional fees	8,106		5,263
Employment settlements and severance	779		3,087
Lease termination cost	164		70
(Loss) income from operations - adjusted (Non-GAAP)	$(6,086)	(4.8)%	$4,888	3.1%

	Nine months ended September 30,
	2015	% of Net Sales	2014	% of Net Sales
Gross profit	$162,666	42.3%	$236,900	52.0%
Sales of slow moving inventory	9,755		0
Additional inventory reserves	5,131		0
Customs settlements and contingencies	287		836
Gross profit - adjusted (Non-GAAP)	$177,839	47.4%	$237,736	52.2%

Operating expenses	$214,477	55.8%	249,974	54.9%
Customs settlements and contingencies	0		(5,711)
Litigation and professional fees	(13,161)		(6,619)
Employment settlements and severance	(1,225)		(5,815)
Lease amendment	(2,070)		0
Lease termination cost	(342)		(831)
Operating expenses - adjusted (Non-GAAP)	$197,679	51.4%	$230,998	50.9%

Loss from operations	$(56,192)	(14.6)%	$(14,995)	(3.3)%
Sales of slow moving inventory	9,755		0
Additional inventory reserves	5,131		0
Customs settlements and contingencies	287		6,547
Litigation and professional fees	13,161		6,619
Employment settlements and severance	1,225		5,815
Lease amendment	2,070		0
Lease termination cost	342		831
(Loss) income from operations - adjusted (Non-GAAP)	$(24,221)	(6.3)%	$4,817	0.9%
Sales of slow moving inventory - During the first half of 2015, management undertook a global plan to sell slow moving inventory through a graduated sales discount program. This program is a part of management's strategic shift to change our inventory profile and actively reduce inventory levels to improve store merchandising, working capital and liquidity. As a result, we implemented an initiative to accelerate the sale of slow-moving inventory through our retail and online sales channels, as well as through certain off-price channels. The program resulted in a significant reduction of slow moving inventory at positive gross margins. There was minimal activity under this program during the third quarter.
Additional inventory reserves - In late 2014, management undertook a strategic shift to change its inventory profile and actively reduce inventory levels and implemented an initiative to accelerate the sale of slow moving inventory. As part of this process, management conducted a style-by-style review of inventory and identified certain slow moving finished goods and raw materials inventories that required additional reserves as a result of the decision to accelerate sales of those items. During the third quarter of 2015, we recorded additional reserves of $5,131 against cost of sales in our consolidated statements of operations.
Customs settlements and contingencies - As previously disclosed, we have been subject to, and have recorded charges related to, customs and similar audit settlements and contingencies in certain jurisdictions.
Litigation and professional fees - During 2015, we incurred additional legal and consulting costs related to the termination of Mr. Charney, other additional litigation costs related to various claims and lawsuits, and additional consulting costs relating to our turnaround strategy.
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

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
The following table presents our results of operations from the unaudited consolidated statements of operations in U.S. dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2015	% of net sales	2014	% of net sales
U.S. Wholesale	$44,454	35.3%	$49,976	32.0%
U.S. Retail	39,842	31.6%	50,277	32.2%
Canada	10,824	8.6%	13,214	8.5%
International	30,932	24.5%	42,402	27.3%
Total net sales	126,052	100.0%	155,869	100.0%
Cost of sales	72,394	57.4%	73,330	47.0%
Gross profit	53,658	42.6%	82,539	53.0%

Selling and distribution expenses	42,812	34.0%	52,640	33.8%
General and administrative expenses	29,909	23.7%	38,785	24.9%
Retail store impairment	1,203	1.0%	1,193	0.8%

Loss from operations	(20,266)	(16.1)%	(10,079)	(6.5)%

Interest expense	10,349		9,858
Foreign currency transaction loss (a)	463		616
Unrealized gain on change in fair value of warrants (b)	(6,594)		(1,785)
Loss (gain) on extinguishment of debt	362		(171)
Other expense (income)	251		(57)
Loss before income tax	(25,097)		(18,540)
Income tax provision	463		644
Net loss	$(25,560)		$(19,184)
(a) Related to the exchange rate fluctuations of the U.S. dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the three months ended September 30, 2015, excluding online consumer net sales, decreased $3,982, or 9.7%, as compared to the corresponding period in 2014 mainly due to lower sales volume from existing customers.
Online consumer net sales for the three months ended September 30, 2015 decreased $1,540, or 17.5%, from the corresponding period in 2014 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the three months ended September 30, 2015 decreased $10,435, or 20.8%, from the corresponding period in 2014 mainly due to a decrease of approximately $8,700 in comparable store sales. Net sales also decreased approximately $1,800 due to the closure of six stores, offset by increases of approximately $90 from two new stores.
(3) Canada
Canada net sales for the three months ended September 30, 2015 decreased $2,390, or 18.1%, from the corresponding period in 2014. The decrease was mainly due to lower sales of approximately $200 in all channels and the unfavorable impact of foreign currency exchange rate changes of approximately $2,200.
Retail net sales for the three months ended September 30, 2015 decreased $1,949, or 19.6%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate change of approximately $1,600. Additionally, the decrease was due to lower comparable store sales of $200 and lower sales of approximately $1,000 from the closure of three retail stores, offset by increases of approximately $900 from two new stores.

Wholesale net sales for the three months ended September 30, 2015 decreased $319, or 11.8%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $500.
Online consumer net sales for the three months ended September 30, 2015 decreased $122, or 21.9%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $100.
(4) International
International net sales for the three months ended September 30, 2015 decreased $11,470, or 27.1%, from the corresponding period in 2014 mainly due to lower sales of approximately $6,900 in all channels and the unfavorable impact of foreign currency exchange rate changes of approximately $4,600.
Retail net sales for the three months ended September 30, 2015 decreased by $9,231, or 25.9%, from the corresponding period in 2014. The decrease was due to lower comparable store sales of approximately $3,700 and lower sales of approximately $1,500 for the closure of ten retail stores. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $3,900.
Wholesale net sales for the three months ended September 30, 2015 decreased $1,413, or 47.0%, from the corresponding period in 2014 mainly due to lower sales order volume of approximately $800 in the Continental Europe. The unfavorable impact of foreign currency exchange rate changes was approximately $300.
Online consumer net sales for the three months ended September 30, 2015 decreased $826, or 21.7%, from the corresponding period in 2014 mainly due to lower sales order volume in the U.K. and Japan, slightly offset by higher sales order volume in South Korea and China. The unfavorable impact of foreign currency exchange rate changes was approximately $400.
(5) Gross Profit
Gross profit for the three months ended September 30, 2015 decreased to $53,658 from $82,539 in the corresponding period in 2014 due primarily to the $29,817 decrease in sales. Excluding the effect of the additional inventory reserves described above, gross profit as a percentage of net sales for the three months ended September 30, 2015 decreased to 46.6% as compared with 53.5% in the corresponding period in 2014 as a result of the negative effects of foreign currency exchange rate changes and higher costs of production, including an increase in workers compensation and health benefit costs.
(6) Selling and distribution expenses
Selling and distribution expenses for the three months ended September 30, 2015 decreased $9,828, or 18.7%, from the corresponding period in 2014. The decrease was due to lower payroll costs of approximately $3,000, shipping costs of approximately $1,600, supplies of approximately $700, advertising costs of approximately $700, and rent costs of approximately $400, all primarily as a result of our cost reduction efforts. In addition, the impact of foreign currency exchange rate changes contributed to the expense decrease of approximately $2,800.
(7) General and administrative expenses
General and administrative expenses for the three months ended September 30, 2015 decreased $8,876, or 22.9%, from the corresponding period in 2014. Excluding the effects of the significant events discussed above, general and administrative expenses decreased $3,794 or 15.4% from the corresponding period in 2014. The decrease was primarily due to lower depreciation expenses of $1,700 resulting from the impairment of assets and closed stores in 2015 and 2014, lower professional fees of approximately $800 and lower claims and penalty charges of approximately $1,500, offset by higher payroll expenses of approximately $1,100. In addition, the impact of foreign currency exchange rate changes contributed to the expense decrease of approximately $800.
(8) Loss from operations
Loss from operations was $20,266 for the three months ended September 30, 2015 as compared to a loss from operations of $10,079 for the three months ended September 30, 2014. Excluding the effects of the significant events described above, loss from operations was $6,086 and income from operations was $4,888 for the three months ended September 30, 2015 and 2014, respectively. Lower sales were offset by decreases in operating expenses as discussed above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
The following table presents our results of operations from the unaudited consolidated statements of operations in U.S. dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended September 30,
	2015	% of net sales	2014	% of net sales
U.S. Wholesale	$145,796	37.9%	$156,967	34.4%
U.S. Retail	117,787	30.6%	141,712	31.1%
Canada	30,334	7.9%	36,691	8.1%
International	90,792	23.6%	119,992	26.4%
Total net sales	384,709	100.0%	455,362	100.0%
Cost of sales	222,043	57.7%	218,462	48.0%
Gross profit	162,666	42.3%	236,900	52.0%

Selling and distribution expenses	133,714	34.8%	159,145	34.9%
General and administrative expenses	80,763	21.0%	90,829	19.9%
Retail store impairment	4,381	1.1%	1,921	0.4%
Loss from operations	(56,192)	(14.6)%	(14,995)	(3.3)%

Interest expense	30,597		29,916
Foreign currency transaction loss (a)	1,167		748
Unrealized gain on change in fair value of warrants (b)	(18,515)		(6,250)
Loss (gain) on extinguishment of debt	362		(171)
Other expense (income)	140		(5)
Loss before income tax	(69,943)		(39,233)
Income tax provision	1,391		1,622
Net loss	$(71,334)		$(40,855)
(a) Related to the exchange rate fluctuations of the U.S. dollar relative to functional currencies used by our subsidiaries.
(b) Mark-to-market adjustments associated with our warrants.
(1) U.S. Wholesale
U.S. Wholesale net sales for the nine months ended September 30, 2015, excluding online consumer net sales, decreased $8,753, or 6.8%, as compared to the corresponding period in 2014 mainly due to lower sales volume to existing customers. For the nine months ended September 30, 2014, we added a significant new distributor and had higher sales volume from its initial stock order.
Online consumer net sales for the nine months ended September 30, 2015 decreased $2,418, or 8.5%, from the corresponding period in 2014 mainly due to lower sales order volume.
(2) U.S. Retail
U.S. Retail net sales for the nine months ended September 30, 2015 decreased $23,925, or 16.9%, from the corresponding period in 2014 mainly due to a decrease of approximately $19,800 in comparable store sales, in part as a result of the global strategic discounting program described above. Net sales also decreased approximately $4,800 due to the closure of ten stores, offset by increases of approximately $700 from four new stores added since the beginning of January 2014.
(3) Canada
Canada net sales for the nine months ended September 30, 2015 decreased $6,357, or 17.3%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $4,600 and lower sales of approximately $1,800 in the retail and wholesale channels.
Retail net sales for the nine months ended September 30, 2015 decreased $4,905, or 18.1%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $3,400. Additionally, the decrease was due to lower comparable store sales of approximately $300, lower sales of approximately $2,800 from the closure of four retail stores, and lower sales of approximately $500 from flea market, offset by increases of approximately $2,100 from two new stores added since the beginning of January 2014.

Wholesale net sales for the nine months ended September 30, 2015 decreased $1,329, or 17.9%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $900.
Online consumer net sales for the nine months ended September 30, 2015 decreased $123, or 5.8%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $300.
(4) International
International net sales for the nine months ended September 30, 2015 decreased $29,200, or 24.3%, from the corresponding period in 2014 mainly due to lower sales of approximately $15,800 in the retail and wholesale channels and the unfavorable impact of foreign currency exchange rate changes of approximately $13,400.
Retail net sales for the nine months ended September 30, 2015 decreased by $25,406, or 25.2%, from the corresponding period in 2014. The decrease was due to lower comparable store sales of approximately $9,800 and lower sales of approximately $3,900 for the closure of ten retail stores. In addition, the unfavorable impact of foreign currency exchange rate changes contributed to the sales decrease of approximately $11,100.
Wholesale net sales for the nine months ended September 30, 2015 decreased $2,141, or 30.6%, from the corresponding period in 2014 mainly due to lower sales volume of approximately $1,000 in the Continental Europe and the unfavorable impact of foreign currency exchange rate changes of approximately $800.
Online consumer net sales for the nine months ended September 30, 2015 decreased $1,653, or 13.6%, from the corresponding period in 2014 mainly due to the unfavorable impact of foreign currency exchange rate changes of approximately $1,500.
(5) Gross Profit
Gross profit for the nine months ended September 30, 2015 decreased to $162,666 from $236,900 in the corresponding period in 2014 due to the global strategic discounting program described above, as well as lower sales volume. Excluding the effects of the significant events, including the additional inventory reserves, described above, gross profit as a percentage of net sales for the nine months ended September 30, 2015 would have been 47.4% as compared with 52.2% in the corresponding period in 2014. The decrease in gross margins was primarily due to higher costs of production, including an increase in workers compensation and health insurance costs, as well as the negative effects of foreign currency exchange rates changes.
(6) Selling and distribution expenses
Selling and distribution expenses for the nine months ended September 30, 2015 decreased $25,431, or 16.0%, from the corresponding period in 2014. The decrease was due to lower payroll costs of approximately $6,200, shipping costs of approximately $4,200, supplies of approximately $2,300, rent costs of approximately $1,800, travel costs of approximately $1,100, adverting costs of approximately $900, all primarily as a result of our cost reduction efforts. In addition, the impact of foreign currency exchange rate changes contributed to the expense decrease of approximately $8,200.
(7) General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2015 decreased $10,066, or 11.1%, from the corresponding period in 2014. Excluding the effects of the significant events discussed above, general and administrative expenses decreased $7,888, or 11.0% from the corresponding period in 2014. The decrease was primarily due to lower depreciation expenses of $3,700 resulting from the impairment of assets and closed stores in 2015 and 2014 and professional fees of approximately $2,800, offset by higher payroll expenses of approximately $1,300. In addition, the impact of foreign currency exchange rate changes contributed to the expense decrease of approximately $2,700.
(8) Loss from operations
Loss from operations was $56,192 for the nine months ended September 30, 2015 as compared to $14,995 for the nine months ended September 30, 2014. Excluding the effects of the significant events described above, loss from operations was $24,221 and income from operations was $4,817 for the nine months ended September 30, 2015 and 2014, respectively. Lower sales were offset by decreases in operating expenses as discussed above.
(9) Income tax provision
Although we incurred a loss before income tax on a consolidated basis, some of our foreign domiciled subsidiaries reported income before income tax and will be taxable on a stand-alone reporting basis in their respective foreign jurisdictions. As a result, we recorded a provision for income tax expense for the nine months ended September 30, 2015 and 2014. There were no charges or benefits recorded to income tax expense for valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES
Over the past years, our operations have been funded through a combination of borrowings from related and unrelated parties, banks and other debt, lease financing, and proceeds from the exercise of purchase rights and issuance of common stock. We continue to develop initiatives intended to increase sales, reduce costs and improve working capital and liquidity. We have utilized various programs to reduce costs such as payroll and related costs associated with manufacturing and administrative overhead, and have limited capital expenditures. In addition, we continue to seek and implement productivity improvements from our distribution center, inventory reductions, other labor cost reductions, and consolidation of administrative and manufacturing functions. Efforts to identify additional ways to reduce costs and improve productivity are ongoing. As we continued to implement the turnaround plan in 2015, we incurred and will continue to incur additional costs, such as sales discounts and write-downs, on the sale and disposal of slow-moving inventory and the closure of non-performing stores.
Our principal liquidity requirements are for operations, working capital, interest payments, and capital expenditures. We fund liquidity requirements primarily through cash on hand, cash flow from operations, and borrowings under our credit facilities. Our DIP Credit Agreement contains covenants requiring us to meet specified financial ratios and targets. Our inability to achieve compliance with such covenants or to obtain a waiver of compliance would negatively impact the availability of credit under our credit facilities. See "Liquidity, Going Concern and Recent Developments" below.
Liquidity, Going Concern and Recent Developments
On May 11, 2015, we commenced a $10,000 "at-the-market" offering program. Under the program, we offered and sold shares of our common stock having an aggregate gross sales price of up to $10,000 (but in no event more than 15,000 shares). As of September 30, 2015, we had issued 4,121 shares of our common stock for net proceeds of $1,998. We used the net proceeds generated through the program for working capital and general corporate purposes.
As of September 30, 2015, we had $13,372 in cash, $56,968 outstanding on our credit facility with Wilmington Trust and $3,032 of availability for additional borrowings as of such date. As of September 30, 2015, we had $211,817 aggregate principal amount of the Notes outstanding. On April 14, 2015, we paid $13,803 on the Notes. We did not make the scheduled interest payment on the Notes due on October 15, 2015, which was approximately $13,900.
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
The Wilmington Trust Credit Facility provided for a $90,000 asset-based revolving credit facility and was scheduled to mature on April 4, 2018, subject to a January 15, 2018 maturity in limited circumstances. Borrowings under the Wilmington Trust Credit Facility were subject to specified borrowing base requirements not to exceed $60,000. Amounts repaid under the Wilmington Trust Credit Facility could not be re-borrowed.
Borrowings outstanding under the Capital One Credit Facility as of the date of assignment continued under the Wilmington Trust Credit Facility and bore interest at a LIBOR based rate plus 5.00% or a rate based on the prime rate plus 4.00%. New borrowings under the Wilmington Trust Credit Facility bore interest at a LIBOR based rate plus 7.00% or a rate based on the prime rate plus 6.00%.
On August 17, 2015, we also entered into amendments to the indenture agreement governing the Notes and the Standard General Loan Agreement to permit us to enter into the Wilmington Trust Credit Facility. See Note 7 of Notes to the Condensed Consolidated Financial Statements.
On October 5, 2015, we filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code. See Note 1 of Notes to the Condensed Consolidated Financial Statements.
On October 4, 2015, we entered into a Restructuring Support Agreement with the syndicate of lenders of the revolving credit facility, which are also the majority holders of the Notes. Under the terms of the Restructuring Support Agreement, the holders of the Notes will be entitled to receive on a pro rata basis, 100% of the equity interest in the reorganized company after the conclusion of the Chapter 11 Cases, subject to certain exceptions and additional equity interests being issued or reserved under the Equity Commitment Agreement. We also entered into an Equity Commitment Agreement on October 4, 2015, which provides for the Supporting Parties to acquire equity interests in us of at least $10,000 and up to $40,000 after conclusion of the Chapter 11 cases.
On October 6, 2015, we obtained approval from the Bankruptcy Court of the DIP Credit Agreement between us and the Supporting Parties. The DIP Credit Agreement provides for a senior secured, super-priority delayed draw term loan and consists of approximately $90,000 for the purposes of (i) refinancing in full the borrowings outstanding under the Wilmington Trust Credit Facility and (ii) providing additional funding of $30,000, which carries a commitment fee of 2%.
The DIP Credit Agreement bears interest at 7.0% for Eurodollar rate loans and 6.0% for base rate loans. Subject to certain conditions, the maturity date of the DIP Credit Agreement is the earlier to occur of April 5, 2016 or the Effective Date of the Plan.
On the Effective Date of the Plan, the DIP Credit Agreement will convert to an Exit Term Loan Facility providing for an additional $30,000 in financing, which carries a commitment fee of 2%. The facility bears interest at the LIBOR based rate plus 10.0% and matures four years after conversion. The facility is secured by a first priority senior lien on substantially all of our assets. Wilmington Trust will continue to act as administrative agent for both the DIP Credit Agreement and the Exit Term Loan Facility.
On January 11, 2016, we reached an agreement with the Creditors' Committee and the Supporting Parties on key terms of an amended Plan which includes a commitment of $40,000 in additional exit capital through an asset-based credit facility from either a third party lender or the Supporting Parties. This additional commitment will be in addition to the $40,000 of new capital previously contemplated by the Equity Commitment Agreement and the Exit Term Loan Facility. See Note 1 of Notes to the Condensed Consolidated Financial Statements.
A. Cash Flow

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(17,208)	$3,307
Investing activities	(2,407)	(8,404)
Financing activities	26,446	6,877
Effect of foreign exchange rate on cash	(1,802)	(1,067)
Net increase in cash	$5,029	$713
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Cash used in operating activities was $17,208 as compared with cash provided by operating activities of $3,307 for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due to the decline in revenue and margins offset by declines in operating costs as discussed in Results of Operations and also better working capital management.
Cash used in investing activities decreased for the nine months ended September 30, 2015 from the corresponding period in 2014 mainly due to our ongoing efforts to control capital expenditures.
Cash provided by financing activities increased for the nine months ended September 30, 2015 from the corresponding period in 2014. During the third quarter of 2015, we refinanced the Capital One Credit Facility with the Wilmington Trust Credit Facility, which increased the available borrowings by approximately $15,000. In March 2015, one of our subsidiaries borrowed $15,000 under the Standard General Credit Agreement. See Note 7 of Notes to the Condensed Consolidated Financial Statements. Additionally, in May 2015, we commenced a $10,000 "at-the-market" offering program. Net proceeds from sales of our common stock under such "at-the-market" offering program through September 30, 2015 were $1,998. In 2014, we completed a public offering for net proceeds of $28,446.
B. Debt
The following is an overview of our total debt as of September 30, 2015:

Description of Debt	Lender	Interest Rate	September 30, 2015	Covenant Violations
Revolving Credit Facility	Wilmington Trust	(1)	$56,968	Yes (3)
Senior Secured Notes		15.0%	211,817	No
Long-term debt with Standard General	Standard General	17.0%	9,113	No
Credit agreement	Standard General	14.0%	15,000	No
Capital lease obligations	(2)	0.4% ~ 24.1%	2,722	N/A
Total			$295,620
______________________
(1) LIBOR plus 5.0% to 7% or the bank's prime rate plus 4.0% to 6%.
(2) 29 individual capital leases ranging from $1 to $1,433.

(3) See Financial Covenants - Wilmington Trust Credit Facility below.
For additional disclosure regarding debt, see Notes 6, 7 and 13 of Notes to the Condensed Consolidated Financial Statements.
Bankruptcy Filing
On October 5, 2015, we filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code. See Note 1 of Notes to the Condensed Consolidated Financial Statements.
The commencement of the Chapter 11 Cases constitutes an event of default under the indenture, dated April 4, 2013, that governs the Senior Secured Notes as well as the Wilmington Trust Credit Facility, the Standard General Credit Agreement and the Standard General Loan Agreement. As a result of the filing of the Chapter 11 Cases, all commitments under the various facilities were terminated and all loans (with accrued interest thereon) and all other amounts outstanding under such facilities became immediately due and payable.
As a result of the filing of the Chapter 11 Cases, we believe that the ability of our creditors to seek remedies to enforce their respective rights against us under these and other agreements are stayed and creditor rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code and certain contractual agreements.
Financial Covenants
Wilmington Trust Credit Facility - We were required to maintain minimum adjusted earnings and minimum fixed charge coverage ratios, both determined at the end of each fiscal quarter. We were also required not to exceed certain maximum leverage ratios, determined at the end of each fiscal quarter, starting with the quarter ended December 31, 2015. In addition, our domestic subsidiaries were subject to limitations on capital expenditures.
Among other provisions, the Wilmington Trust Credit Facility required that we maintain a lockbox arrangement and contained certain subjective acceleration clauses. In addition, the Wilmington Trust Credit Facility may have, at its discretion, adjusted the advance restrictions and criteria for eligible inventory and accounts receivable. The Wilmington Trust Credit Facility contained cross-default provisions whereby an event of default under the indenture governing the Notes or other indebtedness, in each case of an amount greater than a specified threshold, would have caused an event of default under the Wilmington Trust Credit Facility. If an event of default occurred and continued under the Wilmington Trust Credit Facility, the Wilmington Trust Credit Facility may have, among other things, terminated the obligations of the lenders to make loans, and the obligation of the letter of credit issuer to make letter of credit extensions, and required us to repay all outstanding amounts.
As of September 30, 2015, we were not in compliance with the minimum fixed charge coverage ratio and the minimum adjusted EBITDA covenants under the Wilmington Trust Credit Facility. For the July 1, 2015 through September 30, 2015 covenant reference period, our fixed charge coverage ratio was (0.43) to 1.00 as compared with the covenant minimum of 1.27 to 1.00, and our adjusted EBITDA was $(5,056) as compared with the covenant minimum of $25,071.
Additionally, the commencement of the Chapter 11 Cases as described in Note 1 constituted an event of default and all commitments under the Wilmington Trust Credit Facility were terminated and all loans (including accrued interest and all other amounts outstanding under this facility) became immediately due and payable. As a result of the filing of the Chapter 11 Cases, we believe that the ability of our creditors to seek remedies to enforce their respective rights against us under these and other agreements are stayed and creditor rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code and certain contractual agreements.
Senior Secured Notes - The Indenture governing our Notes imposes certain limitations on our ability to, among other things and subject to a number of important qualifications and exceptions, incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. We must annually report to the trustee on compliance with such limitations. The Indenture also contains cross-default provisions whereby a payment default or acceleration of any indebtedness in an aggregate amount greater than a specified threshold would cause an event of default with respect to the Notes. As of September 30, 2015, we were in compliance with the covenants in the Notes Indenture. The commencement of the Chapter 11 Cases on October 5, 2015 constituted an event of default under the Indenture.
On August 17, 2015, we entered into an amendment to the indenture agreement governing the Notes to permit us to enter into the Wilmington Trust Credit Facility.
Standard General Loan Agreement - The Standard General Loan Agreement incorporates by reference several of the covenants contained in the Indenture governing our Notes, including covenants restricting our ability to incur additional indebtedness or issue disqualified capital stock or preferred stock (with respect to restricted subsidiaries), grant liens, make payments in respect of our capital stock or certain indebtedness, enter into transactions with affiliates, create dividend and other payment restrictions affecting subsidiaries, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets or adopt a plan of liquidation. As of September 30, 2015, we were in compliance with the covenants of the Standard General Loan Agreement.
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
Issued and outstanding letters of credit were $1,080 at September 30, 2015, related primarily to workers' compensation insurance and store leases.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three and nine months ended September 30, 2015. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the nine months ended September 30, 2015, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, except for the changes and additions described below. Please refer to our Annual Report on Form 10-K for the year-ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for a list of our other risk factors.
As a result of the commencement of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with bankruptcy proceedings.
For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to comply with the terms and restrictions of the DIP Credit Agreement;

•	our ability to confirm and consummate the Plan or another Chapter 11 plan; and

•	our ability to fund and execute our business plan.
These risks and uncertainties could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. In addition, while the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort focusing on the cases, which may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
On January 27, 2016, the Bankruptcy Court entered the Confirmation Order confirming the Plan. See Part II, Item 5 of this Quarterly Report on Form 10-Q.
If the Plan is consummated, our existing common stock and other equity interests will be extinguished without any consideration.
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases. At the Effective Date of the Plan, our common stock and other equity interests will be extinguished and the holders will not receive any consideration. On January 27, 2016, the Bankruptcy Court entered the Confirmation Order confirming the Plan. See Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Confirmation of the Plan
As previously disclosed, on October 5, 2015, the Company and certain of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of Title 11 of the United States Code. The cases are being administered under the caption "In re American Apparel, Inc., et al.," Case No. 15-12055 (BLS).
On January 27, 2016, the Bankruptcy Court entered an order confirming the Debtors' First Amended Joint Plan of Reorganization. A copy of the Confirmation Order is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The Debtors plan to emerge from the Chapter 11 Cases after satisfying the remaining conditions to effectiveness contemplated under the Plan.
On the Effective Date, as a result of the Plan becoming effective, all of the Company's existing common stock and any other equity interests will be canceled without consideration and have no value.
A copy of the Debtors' most recent Monthly Operating Report filed with the Bankruptcy Court containing information as to the assets and liabilities of the Company was filed with the Securities and Exchange Commission on a Current Report on Form 8-K on January 15, 2016 and is incorporated herein by reference.
The material terms of the Plan are as follows:

•
On the Effective Date of the Plan, the DIP Credit Agreement will convert into the Exit Term Loan Facility and the lenders under the DIP Credit Agreement will become lenders under the Exit Term Loan Facility, each holding their respective pro rata share of the loans thereunder, in full and final satisfaction of the DIP Credit Agreement. The Exit Term Loan Facility will provide, subject to certain conditions, (i) term loans converted on a dollar-for-dollar basis from the loans under the DIP Financing and (ii) an additional incremental term loan in the principal amount of $30 million, which term loans will mature four years after the closing date of the Exit Term Loan Facility. In addition, the Company shall have received a commitment for a credit facility senior to the Exit Term Loan Facility in an amount equal to at least $40 million.

•
Holders of the Notes will be entitled to receive, on a pro rata basis, 100% of the equity membership interests in the reorganized American Apparel, LLC after the conclusion of the Chapter 11 Cases (the "Reorganized Company"), subject to certain additional equity interests being issued or reserved under the Equity Commitment Agreement; provided, however, that the Debtors, upon the request of the Requisite Supporting Parties (as defined in the Plan), shall provide an alternative distribution to any holder of a Pre-petition Note Secured Claim (as defined in the Plan) that is not a Supporting Party in cash in an amount equal to such holder's Pre-petition Note Secured Claim, to be paid on or promptly after the Effective Date of the Plan.

•	Holders of general unsecured claims against the Debtors will receive a distribution equal to their pro rata share of units in a litigation trust and $2.5 million in cash.

•
On the Effective Date of the Plan, pursuant to the Equity Commitment Agreement, the Supporting Parties will fund in cash a $10 million equity investment in the Reorganized Company. Certain other holders of equity interests in the Reorganized Company that are not Supporting Parties will also have the right to acquire additional equity interests in the Reorganized Company on the same terms within 30 days of the effective date of the Plan.

•
A management incentive plan will be established pursuant to which the Reorganized Company may distribute to certain members of management interests for, or options to purchase such memberships, up to an amount equal to 8% of the equity ownership interests of the Reorganized Company, on a fully diluted basis.

•
The Company's outstanding common stock, par value $0.0001 per share ("Common Stock"), together with the associated preferred stock purchase rights and any options, warrants or other rights with respect thereto, or any other instruments evidencing an ownership interest in the Company, and the rights of any entity to purchase or demand the issuance of any of the foregoing, will be extinguished and the holders of the Common Stock and any such other interest therein will not receive any consideration.

Item 6.	Exhibits

Exhibit No.	Description

2.1*	Confirmation Order, as entered by the Bankruptcy Court on January 27, 2016
31.1*	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: February 1, 2016

AMERICAN APPAREL, INC.
Signature	Title	Date

/s/ PAULA SCHNEIDER	Chief Executive Officer	February 1, 2016
Paula Schneider

/s/ HASSAN NATHA	Executive Vice President and Chief Financial Officer	February 1, 2016
Hassan N. Natha